Form 10-Q
period 2005-09-30
RESIDENTIAL CAPITAL CORP
filed 2005-11-08
CIK 1332815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number: 333-128689
RESIDENTIAL CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-1770738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8400 Normandale Lake Boulevard
Minneapolis, MN
55437
(Address of principal executive offices)
(Zip Code)
(952) 857-8700
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of September 30, 2005, there were outstanding 1,000 shares of the issuer’s $0.01 par value common stock.
Reduced Disclosure Format
      The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

RESIDENTIAL CAPITAL CORPORATION

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements.
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2005 and December 31, 2004

	September 30,	December 31,
	2005	2004

	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$2,813,671	$899,083
Mortgage loans held for sale	17,548,733	14,032,781
Trading securities	3,114,839	2,714,700
Available for sale securities	1,343,968	1,244,658
Mortgage loans held for investment, net	58,316,223	56,835,356
Lending receivables, net	11,317,459	9,357,397
Mortgage servicing rights, net	3,762,641	3,365,992
Accounts receivable	1,878,994	2,110,417
Investments in real estate and other	1,526,942	1,397,246
Goodwill	450,381	454,278
Other assets	2,544,854	1,937,556

Total assets	$104,618,705	$94,349,464

LIABILITIES
Borrowings:
Affiliate borrowings	$6,655,072	$10,006,242
Collateralized borrowings in securitization trusts	49,550,353	50,708,476
Other borrowings	33,407,603	23,703,650

Total borrowings	89,613,028	84,418,368
Deposit liabilities	3,635,561	1,664,970
Other liabilities	4,033,316	3,900,381

Total liabilities	97,281,905	89,983,719
STOCKHOLDER’S EQUITY
Common stock, $0.01 par value (1,000 shares authorized, issued and outstanding) and paid-in capital	3,350,459	1,246,778
Retained earnings	3,862,287	2,959,961
Accumulated other comprehensive income	124,054	159,006

Total stockholder’s equity	7,336,800	4,365,745

Total liabilities and stockholder’s equity	$104,618,705	$94,349,464

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

	(Dollars in thousands)
	(Unaudited)
Revenue
Interest income	$1,479,358	$1,263,017	$4,151,095	$3,621,687
Interest expense	1,037,422	610,985	2,653,393	1,671,551

Net interest income	441,936	652,032	1,497,702	1,950,136
Provision for loan losses	163,870	253,646	461,796	633,498

Net interest income after provision for loan losses	278,066	398,386	1,035,906	1,316,638
Gain on sale of mortgage loans, net	306,818	59,324	787,065	479,759
Servicing fees	360,955	321,849	1,046,978	938,018
Amortization and impairment of servicing rights	(68,955)	(341,928)	(515,664)	(793,475)
Servicing asset valuation and hedge gain (loss), net	(1,445)	225,421	47,991	240,099

Net servicing fees	290,555	205,342	579,305	384,642
Gain (loss) on investment securities, net	23,632	(39,765)	243,047	28,517
Real estate related revenues	201,835	186,265	526,894	476,112
Other income	72,716	95,384	227,387	264,033

Total net revenue	1,173,622	904,936	3,399,604	2,949,701
Expenses
Compensation and benefits	387,020	278,663	1,071,826	891,933
Professional fees	47,330	63,962	143,713	157,285
Data processing and telecommunications	51,058	46,278	148,131	139,069
Advertising	38,151	36,813	124,069	107,734
Occupancy	32,075	25,936	92,479	77,555
Other	146,686	121,239	360,187	367,449

Total expenses	702,320	572,891	1,940,405	1,741,025

Income before income tax expense	471,302	332,045	1,459,199	1,208,676
Income tax expense	191,197	129,309	556,873	498,395

Net Income	$280,105	$202,736	$902,326	$710,281

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
Nine Months Ended September 30, 2005 and 2004

	Common			Accumulated
	Stock and			Other	Total
	Paid-in	Retained	Comprehensive	Comprehensive	Stockholder’s
	Capital	Earnings	Income	Income	Equity

	(Unaudited)
	(Dollars in thousands)
Balance at January 1, 2005	$1,246,778	$2,959,961		$159,006	$4,365,745
Net income	—	902,326	$902,326	—	902,326
Capital contributions	2,103,681	—	—	—	2,103,681
Other comprehensive income, net of tax:
Unrealized loss on investment securities	—	—	(25,657)	—	(25,657)
Foreign currency translation adjustment	—	—	(26,949)	—	(26,949)
Unrealized gain on derivatives	—	—	17,654	—	17,654

Other comprehensive income	—	—	(34,952)	(34,952)	—

Comprehensive income	—	—	$867,374	—	—

Balance at September 30, 2005	$3,350,459	$3,862,287		$124,054	$7,336,800

Balance at January 1, 2004	$1,193,592	$1,991,749		$666	$3,186,007
Net income	—	710,281	$710,281	—	710,281
Other comprehensive income, net of tax:
Unrealized gain on investment securities	—	—	10,425	—	10,425
Foreign currency translation adjustment	—	—	2,019	—	2,019
Unrealized gain on derivatives	—	—	48,299	—	48,299

Other comprehensive income	—	—	60,743	60,743	—

Comprehensive income	—	—	$771,024	—	—

Balance at September 30, 2004	$1,193,592	$2,702,030		$61,409	$3,957,031

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30

	2005	2004

	(Unaudited)
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$902,326	$710,281
Reconciliation of net income to net cash provided by (used in) operating activities:
Amortization and impairment of mortgage servicing rights	515,664	793,475
Depreciation and amortization	448,234	382,388
Provision for loan losses	461,796	633,498
Gain on sale of mortgage loans, net	(787,065)	(479,759)
Net gain on sale of other assets	(45,937)	(27,665)
Gain on valuation of derivatives	(7,740)	(406,286)
Gain on investment securities	(243,047)	(28,517)
Equity in earnings of investees in excess of cash received	(93,294)	(110,942)
Loss on valuation of mortgage servicing rights	17,599	229,449
Originations and purchases of mortgage loans held for sale	(117,856,671)	(88,677,104)
Proceeds from sales and repayments of mortgage loans held for sale	114,419,749	87,957,558
Deferred income tax	30,842	348,963
Net change in:
Trading securities	(173,765)	962,017
Accounts receivable	214,462	(246,569)
Other assets	723,870	1,206,751
Other liabilities	(969,842)	(300,188)

Net cash provided by (used in) operating activities	(2,442,819)	2,947,350
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in lending receivables	(1,894,223)	(1,199,936)
Originations and purchases of mortgage loans held for investment	(19,528,025)	(27,236,417)
Proceeds from sales and repayments of mortgage loans held for investment	17,302,377	12,114,309
Purchases of available for sale securities	(570,903)	(596,111)
Proceeds from sales and repayments of available for sale securities	451,971	16,626
Originations and purchases of mortgage servicing rights, net of sales	(929,912)	(1,085,928)
Purchase of and advances to investments in real estate and other	(685,433)	(507,002)
Proceeds from sales of and returns of investments in real estate and other	661,486	588,973
Other, net	416,551	151,084

Net cash used in investing activities	(4,776,111)	(17,754,402)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in affiliate borrowings	(1,350,884)	289,353
Net increase in other short-term borrowings	2,388,217	459,884
Proceeds from issuance of collateralized borrowings in securitization trusts	16,146,955	25,243,628
Repayments of collateralized borrowings in securitization trusts	(16,943,441)	(12,237,526)
Proceeds from other long-term borrowings	7,211,850	—
Repayments of other long-term borrowings	(268,178)	(223,703)
Increase in deposit liabilities	1,970,592	686,578

Net cash provided by financing activities	9,155,111	14,218,214
Effect of foreign exchange rates on cash and cash equivalents	(21,593)	2,121

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,914,588	(586,717)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	899,083	941,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,813,671	$354,376

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Capital contribution through forgiveness of affiliate borrowings	$2,000,000	$—
Capital contributions of lending receivables	103,681	—
The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation
      Residential Capital Corporation (the Company) is a wholly-owned subsidiary of GMAC Mortgage Group, Inc. (the Group), which is a wholly-owned subsidiary of General Motors Acceptance Corporation (GMAC). GMAC is a wholly-owned subsidiary of General Motors Corporation (GM).
      The Company did not conduct any operations prior to the contribution of GMAC Residential Holding Corp. and GMAC-RFC Holding Corp. in March of 2005 by the Group to the Company. Prior to the contribution, all of the entities, including the Company, were under the common control of the Group. Accordingly, the contribution of the net assets of GMAC Residential Holding Corp. and GMAC-RFC Holding Corp. were accounted for at their historical carrying values at the date of transfer. All prior periods have been presented as if the previously separate entities were combined. The Company conducts its operations primarily through four operating business segments: GMAC Residential, Residential Capital Group, Business Capital Group and International Business Group.
      The condensed consolidated financial statements as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004 are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
      The interim period consolidated financial statements, including the related notes, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited combined financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 included in the Form 10, as amended, filed with the United States Securities and Exchange Commission.

Recently Issued Accounting Standards
      Statement of Position 03-3 — In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), that addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the Company. SOP 03-3 limits the accretable yield to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows expected at acquisition over the investor’s initial investment in the loan and it prohibits carrying over or creating a valuation allowance for the excess of contractual cash flows over cash flows expected to be collected in the initial accounting of a loan acquired in a transfer. SOP 03-3 and the required disclosures were effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption of SOP 03-3 did not have a material impact on the Company’s financial condition or results of operations.
      Statement of Financial Accounting Standards No. 154 — In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 154, Accounting Changes and Error Corrections (SFAS 154), that addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS 154 and the

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

2.	Trading Securities
      Trading securities were as follows:

	September 30,	December 31,
	2005	2004

	(In thousands)
Mortgage and asset-backed securities	$1,183,995	$1,141,460
Residual interests	1,010,266	1,033,544
Interest-only securities	229,979	187,835
Principal-only securities	34,913	200,666
U.S. Treasury securities	654,820	150,375
Other	866	820

Total	$3,114,839	$2,714,700

Net unrealized gains	$107,457	$29,895
      Retained interests from the Company’s off-balance sheet securitizations are retained in the form of mortgage-backed securities, residual interests, interest-only strips and principal-only strips. At September 30, 2005, trading securities totaling $1.5 billion are retained interests from the Company’s off-balance sheet securitizations.
      The Company pledged as collateral trading securities with carrying amounts totaling $1.7 billion at September 30, 2005 in connection with certain borrowings.

3.	Available for Sale Securities
      The cost, fair value, and gross unrealized gains and losses on available for sale securities were as follows:

	September 30, 2005

		Gross Unrealized

	Cost	Gains	Losses	Fair Value

	(In thousands)
Debt securities:
U.S. Treasury securities	$1,250,854	$—	$(27,674)	$1,223,180
Mortgage-backed securities	87,899	12	(1,507)	86,404
Interest-only securities(a)	3,524	1,769	—	5,293
Principal-only securities	211	150	—	361
States and political subdivisions	4,882	—	(75)	4,807
Other	23,222	—	(170)	23,052

Total debt securities	1,370,592	1,931	(29,426)	1,343,097
Equity securities	900	—	(29)	871

Total	$1,371,492	$1,931	$(29,455)	$1,343,968

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004

		Gross Unrealized

	Cost	Gains	Losses	Fair Value

	(In thousands)
Debt securities:
U.S. Treasury securities	$1,103,087	$12,889	$(1,444)	$1,114,532
Mortgage-backed securities	98,293	4,543	(4,778)	98,058
Interest-only securities(a)	6,047	838	—	6,885
Principal-only securities	314	361	—	675
States and political subdivisions	5,096	—	—	5,096
Other	9,797	144	—	9,941

Total debt securities	1,222,634	18,775	(6,222)	1,235,187
Equity securities	10,099	—	(628)	9,471

Total	$1,232,733	$18,775	$(6,850)	$1,244,658

(a)	These interest-only securities are retained interests from the Company’s off-balance sheet securitizations.
      The Company had other than temporary impairment writedowns of $1.3 and $2.4 million for the nine months ended September 30, 2005 and 2004, respectively.
      The following table presents gross gains and losses realized upon the sales of available for sale securities reported in gain (loss) on investment securities:

Nine Months Ended September 30,	2005	2004

	(In thousands)
Gross realized gains	$22,512	$—
Gross realized losses	(1,379)	(740)

Net realized gains (losses)	$21,133	$(740)

      Investment securities that were in an unrealized loss position as of September 30, 2005 had a fair value of $1.3 billion and gross unrealized losses of $29.5 million. The fair value of these securities in a continuous loss position less than twelve months was $1.3 billion with gross unrealized losses of $28.9 million. In the opinion of management, no available for sale securities were deemed to be other than temporarily impaired as of September 30, 2005.
      The Company pledged as collateral available for sale investment securities with carrying amounts totaling $1.2 billion at September 30, 2005 in connection with certain borrowings.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Mortgage Loans Held for Investment
      Mortgage loans held for investment were as follows:

	September 30,	December 31,
	2005	2004

	(In thousands)
Prime conforming	$1,480,539	$972,705
Prime non-conforming	5,833,853	4,937,544
Nonprime	49,562,441	47,425,595
Prime second-lien	2,410,208	4,370,767
Government	872	1,699

Total	59,287,913	57,708,310
Less allowance for loan losses	(971,690)	(872,954)

Total, net	$58,316,223	$56,835,356

      At September 30, 2005, the unpaid principal balance of mortgage loans held for investment relating to securitization transactions accounted for as collateralized borrowings in securitization trusts and pledged as collateral totaled $51.6 billion. The investors in these on-balance sheet securitizations and the securitization trusts have no recourse to the Company’s other assets beyond the loans pledged as collateral. Additionally at September 30, 2005, the Company pledged mortgage loans held for investment of $6.8 billion as collateral for other secured borrowings.
      At September 30, 2005, mortgage loans held for investment on nonaccrual status totaled $5.5 billion. If nonaccrual mortgage loans held for investment had performed in accordance with their original terms, the Company would have recorded additional interest income of approximately $195.1 and $180.0 million during the nine months ended September 30, 2005 and 2004, respectively.
      The Company mitigates some of the credit risk associated with holding certain of the mortgage loans for investment by purchasing mortgage insurance. Mortgage loans with an unpaid principal balance of $3.8 billion at September 30, 2005 have limited protection through this insurance.

5.	Lending Receivables
      Lending receivables were as follows:

	September 30,	December 31,
	2005	2004

	(In thousands)
Warehouse	$6,854,290	$5,481,622
Construction	2,628,886	2,174,688
Commercial business	1,170,200	1,086,405
Healthcare	587,711	399,770
Commercial real estate	202,968	311,659
Other	49,156	44,976

Total	11,493,211	9,499,120
Less allowance for loan losses	(175,752)	(141,723)

Total, net	$11,317,459	$9,357,397

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At September 30, 2005, the Company pledged lending receivables of $7.7 billion as collateral for certain borrowings.

6.	Allowance for Loan Losses
      The activity in the allowance for loan losses for the nine months ended September 30, 2005 and 2004 was as follows:

	Mortgage
	Loans Held
	for	Lending
	Investment	Receivables	Total

	(In thousands)
Balance at January 1, 2005	$872,954	$141,723	$1,014,677
Provision for loan losses	425,706	36,090	461,796
Charge-offs	(356,221)	(2,537)	(358,758)
Recoveries	29,251	476	29,727

Balance at September 30, 2005	$971,690	$175,752	$1,147,442

Balance at January 1, 2004	$490,991	$126,959	$617,950
Provision for loan losses	626,091	7,407	633,498
Charge-offs	(310,216)	(20,061)	(330,277)
Recoveries	13,815	3,762	17,577

Balance at September 30, 2004	$820,681	$118,067	$938,748

7.	Mortgage Servicing Rights
      The activity related to mortgage servicing rights was as follows:

	2005	2004

	(In thousands)
Balance at January 1	$4,294,846	$4,333,609
Originations and purchases, net of sales	929,912	1,085,929
Amortization	(744,114)	(556,092)
Valuation adjustments for hedge accounting	(17,599)	(229,450)
Other than temporary impairment	(36,522)	(352,762)

Balance at September 30	4,426,523	4,281,234
Valuation allowance	(663,882)	(1,033,923)

Carrying value at September 30	$3,762,641	$3,247,311

Estimated fair value at September 30	$3,763,030	$3,259,590

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The activity related to changes in the valuation allowance for impairment of mortgage servicing rights was as follows:

	2005	2004

	(In thousands)
Balance at January 1	$928,854	$1,149,302
Additions (deductions)	(228,450)	237,383
Other than temporary impairment	(36,522)	(352,762)

Balance at September 30	$663,882	$1,033,923

      The Company’s other than temporary impairment recorded during the nine months ended September 30, 2005 and 2004 had no impact on the results of operations or financial condition of the Company.
      At September 30, 2005, the Company pledged mortgage servicing rights of $1.7 billion as collateral for certain borrowings.

8.	Borrowings
      Borrowings were as follows:

	September 30,	December 31,
	2005	2004

	(In thousands)
Affiliate borrowings	$6,655,072	$10,006,242
Collateralized borrowings in securitization trusts(a)	49,550,353	50,708,476
Other borrowings:
Secured aggregation facilities	11,138,035	9,867,955
Repurchase agreements	9,791,973	6,598,433
Senior unsecured notes(a)	3,927,286	—
FHLB advances — short-term	1,225,000	853,000
FHLB advances — long-term(a)	1,923,000	654,000
Debt collateralized by mortgage loans	939,254	736,538
Investor custodial funds	154,552	1,915,061
Third-party bank credit facilities	157,500	766,500
Securities purchased under forward contracts	—	226,844
Other — short-term	2,183,384	1,899,196
Other — long-term(a)	1,967,619	186,123

Total other borrowings	33,407,603	23,703,650

Total borrowings	$89,613,028	$84,418,368

(a)	Represents borrowings with an original contractual maturity in excess of one year. In addition, affiliate borrowings had $5.0 billion of borrowings with an original contractual maturity in excess of one year at September 30, 2005.
      In July 2005, the Company obtained $3.5 billion in syndicated bank credit facilities. These credit facilities are comprised of a $1.75 billion term loan due in 2008, an $875.0 million revolving credit facility due in 2006 and an $875.0 million revolving credit facility due in 2008. These credit facilities contain loan covenants requiring the Company to maintain a certain level of capital along with other provisions. At September 30, 2005, the Company was in compliance with all of the loan covenants.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assets that are restricted as collateral for the payment of certain debt obligations were as follows:

	September 30,	December 31,
	2005	2004

	(In thousands)
Mortgage loans held for investment	$58,377,939	$55,370,161
Mortgage loans held for sale	14,322,659	10,996,204
Lending receivables	7,700,728	5,426,695
Trading securities	1,676,564	2,213,045
Available for sale securities	1,227,838	1,114,532
Servicing advances	617,200	—
Mortgage servicing rights	1,735,723	444,601
Other assets	503,304	143,196

Total assets restricted as collateral	$86,161,955	$75,708,434

Related secured debt	$75,841,277	$69,933,446

      The assets that were pledged as collateral in the preceding table include assets that can be sold or repledged by the secured party. The assets that could be sold or repledged were as follows:

	September 30,	December 31,
	2005	2004

	(In thousands)
Mortgage loans held for sale	$4,627,450	$2,185,139
Mortgage loans held for investment	2,147,542	1,672,893
Available for sale securities	1,223,180	1,114,531
Trading securities	1,128,726	898,041

Total	$9,126,898	$5,870,604

9.	Deposit Liabilities
      Deposit liabilities were as follows:

	September 30,	December 31,
	2005	2004

	(In thousands)
Non-interest bearing deposits	$1,942,378	$1,302,677
NOW and money market checking accounts	384,197	353,609
Certificates of deposit	1,308,986	8,684

Total	$3,635,561	$1,664,970

      Non-interest bearing deposits primarily represent third-party escrows associated with the Company’s loan servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. As of September 30, 2005, certificates of deposit included $963.9 million of brokered certificates of deposit.

10.	Derivative Instruments
      The Company’s risk management objectives are to minimize market risk and cash flow volatility associated with interest rate, prepayment, and basis risks related to certain assets and liabilities. Derivative financial instruments are used as part of the Company’s risk management policy to manage risk related to specific groups of assets and liabilities, including trading securities, mortgage loans held for sale, mortgage

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
loans held for investment, mortgage servicing rights, collateralized borrowings in securitization trusts and other borrowings. The Company also utilizes foreign currency swaps and forward contracts to hedge foreign currency denominated assets and liabilities. In addition, the Company holds derivative instruments such as commitments to purchase or originate mortgage loans that it has entered into in the normal course of business.
      The impact of the changes in fair value for each type of hedge classification segregated by the asset or liability hedged was as follows:

Nine Months Ended September 30,	2005	2004	Income Statement Classification

	(In millions)
Fair value hedge ineffectiveness gain (loss):
Mortgage servicing rights	$34.7	$47.0	Servicing asset valuation and hedge gain
Mortgage loans held for sale	(24.3)	(6.6)	Gain on sale of mortgage loans
Senior unsecured notes	(1.6)	—	Interest expense
Cash flow hedges ineffectiveness gain (loss):
Debt and future debt issuance	5.1	(3.1)	Interest expense
Derivatives not designated as accounting hedges gain (loss):
Mortgage loans held for sale and investment	15.9	(59.3)	Gain on sale of mortgage loans
Foreign currency debt	(2.0)	(4.6)	Interest expense
Mortgage servicing rights	(40.4)	37.8	Servicing asset valuation and hedge gain
Mortgage-related securities	6.2	(59.9)	Gain (loss)on investment securities
Other	(6.6)	(9.8)	Interest expense

Total	$(13.0)	$(58.5)

      In addition, net gains on fair value hedges excluded from assessment of effectiveness totaled $53.7 and $155.3 million for the nine months ended September 30, 2005 and 2004, respectively.

11.	Related Party Transactions
      The Company incurred interest expense of $241.8 and $63.9 million for the nine months ended September 30, 2005 and $170.1 and $54.5 million for the nine months ended September 30, 2004 related to borrowings from GMAC and other GM affiliated entities, respectively.
      The Company pays GMAC fees to guarantee the notes payable and other borrowings of its international subsidiaries. The Company paid GMAC fees of $1.1 and $0.7 million for the nine months ended September 30, 2005 and 2004, respectively. The Company has agreed to reimburse GMAC for any losses related to these guarantees.
      The Company has entered into an agreement with GM to provide certain services through its call center operations. In exchange for these services, the Company received $2.9 and $8.9 million from GM during the nine months ended September 30, 2005 and 2004, respectively.
      The Company provides global relocation services to GMAC for certain relocations of their employees. The Company received $4.4 and $5.7 million for such services for the nine months ended September 30, 2005 and 2004, respectively. In addition, GM and GMAC paid mortgage-related fees for certain of their employees of $4.4 and $5.0 million for the nine months ended September 30, 2005 and 2004, respectively.
      GMAC has provided the Company with certain services for which a management fee was paid. The Company paid GMAC management fees of $6.3 and $4.7 million for the nine months ended September 30, 2005 and 2004, respectively.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company pays fees to GMAC for access to a revolving line of credit. The Company paid fees of $1.4 million for the nine months ended September 30, 2005.
      The Company provides working capital funding and construction lending financing for a subsidiary of an equity method investee. The subsidiary of the investee had outstanding working capital balances of $32.0 million at September 30, 2005. The Company recognized interest income of $2.7 and $3.0 million for the nine months ended September 30, 2005 and 2004, respectively, on these balances. The subsidiary of the investee had an outstanding construction lending receivable balance of $142.1 million at September 30, 2005. The Company recognized interest income on these receivables of $5.7 and $4.3 million for the nine months ended September 30, 2005 and 2004, respectively.
      The Company provides working capital and warehouse funding to other equity method investees. The investees had outstanding working capital balances of $0.3 million at September 30, 2005. The Company recognized interest income of $0.1 and $0.2 million for the nine months ended September 30, 2005 and 2004, respectively, on these balances. The outstanding warehouse lending receivable balance for the investees was $137.2 million as of September 30, 2005. The Company recognized interest income on these receivables of $6.2 and $3.3 million for the nine months ended September 30, 2005 and 2004, respectively. The Company purchased $238.5 and $698.2 million of loans at market prices from the investee during the first nine months of 2005 and 2004, respectively.
      The Company had short-term receivables from unconsolidated affiliates of $19.3 million included within accounts receivable at September 30, 2005.

12.	Segment Information
      Financial results for the reportable operating segments were as follows:

		Residential	Business	International
	GMAC	Capital	Capital	Business	Corporate
Three Months Ended September 30,	Residential	Group	Group	Group	and other	Eliminations	Consolidated

	(In thousands)
2005
Net interest income (expense)	$74,702	$291,638	$37,900	$44,467	$(6,771)	$—	$441,936
Provision for loan losses	(2,380)	(156,438)	(5,306)	240	14	—	(163,870)
Other revenue	412,580	234,022	71,385	44,084	135,260	(1,775)	895,556

Total net revenue	484,902	369,222	103,979	88,791	128,503	(1,775)	1,173,622
Operating expenses	290,772	198,470	18,119	62,911	132,048	—	702,320

Income (loss) before income tax expense	194,130	170,752	85,860	25,880	(3,545)	(1,775)	471,302
Income tax expense (benefit)	80,787	71,780	35,613	8,977	(5,236)	(724)	191,197

Net income	$113,343	$98,972	$50,247	$16,903	$1,691	$(1,051)	$280,105

Total assets	$20,427,529	$67,463,437	$5,385,478	$8,863,585	$18,485,868	$(16,007,192)	$104,618,705

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Residential	Business	International
	GMAC	Capital	Capital	Business	Corporate
Three Months Ended September 30,	Residential	Group	Group	Group	and other	Eliminations	Consolidated

	(In thousands)
2004
Net interest income (expense)	$78,837	$508,511	$34,116	$36,103	$(5,535)	$—	$652,032
Provision for loan losses	2,501	(234,141)	(21,098)	(940)	32	—	(253,646)
Other revenue	218,968	79,025	45,197	20,333	143,027	—	506,550

Total net revenue	300,306	353,395	58,215	55,496	137,524	—	904,936
Operating expenses	162,342	238,218	3,143	46,024	123,164	—	572,891

Income (loss) before income tax expense	137,964	115,177	55,072	9,472	14,360	—	332,045
Income tax expense (benefit)	40,300	44,076	21,065	3,476	20,392	—	129,309

Net income (loss)	$97,664	$71,101	$34,007	$5,996	$(6,032)	$—	$202,736

Total assets	$15,644,115	$66,104,777	$4,203,308	$7,608,547	$376,282	$—	$93,937,029

		Residential	Business	International
Nine Months Ended	GMAC	Capital	Capital	Business	Corporate
September 30,	Residential	Group	Group	Group	and other	Eliminations	Consolidated

	(In thousands)
2005
Net interest income	$218,443	$1,042,903	$110,871	$121,925	$3,560	$—	$1,497,702
Provision for loan losses	519	(436,876)	(24,969)	(504)	34	—	(461,796)
Other revenue	991,652	579,843	187,684	188,164	418,130	(1,775)	2,363,698

Total net revenue	1,210,614	1,185,870	273,586	309,585	421,724	(1,775)	3,399,604
Operating expenses	720,360	613,424	56,158	182,022	368,441	—	1,940,405

Income before income tax expense	490,254	572,446	217,428	127,563	53,283	(1,775)	1,459,199
Income tax expense	204,886	224,442	85,253	39,491	3,525	(724)	556,873

Net income	$285,368	$348,004	$132,175	$88,072	$49,758	$(1,051)	$902,326

Total assets	$20,427,529	$67,463,437	$5,385,478	$8,863,585	$18,485,868	$(16,007,192	$104,618,705

		Residential	Business	International
Nine Months Ended	GMAC	Capital	Capital	Business	Corporate
September 30,	Residential	Group	Group	Group	and other	Eliminations	Consolidated

	(In thousands)
2004
Net interest income (expense)	$243,995	$1,552,789	$87,259	$82,719	$(16,626)	$—	$1,950,136
Provision for loan losses	(208)	(603,905)	(26,457)	(2,714)	(214)	—	(633,498)
Other revenue	657,403	326,163	137,260	135,003	377,234	—	1,633,063

Total net revenue	901,190	1,275,047	198,062	215,008	360,394	—	2,949,701
Operating expenses	542,072	653,018	31,484	138,157	376,294	—	1,741,025

Income (loss) before income tax expense	359,118	622,029	166,578	76,851	(15,900)	—	1,208,676
Income tax expense (benefit)	150,208	237,922	63,716	25,937	20,612	—	498,395

Net income (loss)	$208,910	$384,107	$102,862	$50,914	$(36,512)	$—	$710,281

Total assets	$15,644,115	$66,104,777	$4,203,308	$7,608,547	$376,282	$—	$93,937,029

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Regulatory Matters
      Certain subsidiaries of the Company associated with the Company’s mortgage and real estate operations are required to maintain certain regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal and state agencies that could have a material effect on the Company’s results of operations and financial condition. These entities were in compliance with these requirements throughout the nine months ended September 30, 2005.
      As a federally chartered savings bank regulated by the Office of Thrift Supervision, GMAC Bank has complied with the following regulatory capital guidelines:

		Minimum to
	Minimum	be well-	September 30,	December 31,
	required	capitalized	2005	2004

Tier 1 leverage	4.0%	5.0%	8.4%	11.9%
Tier 1 risk-based capital	4.0	6.0	13.8	17.3
Total risk-based capital	8.0	10.0	13.9	17.5

14.	Subsequent Event
      On October 17, 2005, in GM’s earnings press release filed as an 8-K under Item 2.02, GM announced that it is exploring options to further enhance GMAC’s liquidity position and its ability to support GM/GMAC synergies. In a separate 8-K filed under Item 8.01, GM stated that “GM is exploring the possible sale of a controlling interest in GMAC to a strategic partner, with the goal of restoring GMAC’s investment grade rating and renewing its access to low-cost financing. In addition, GMAC will continue to evaluate strategic and structural alternatives to help ensure that its residential mortgage business, Residential Capital Corp., retains its investment grade credit ratings.”

15.	Supplemental Financial Information
      The following supplemental financial information presents the consolidating condensed balance sheet, statement of income and statement of cash flows for the Company, the guarantor and non-guarantor subsidiaries. The senior unsecured notes issued by the Company are unconditionally and jointly and severally guaranteed by certain domestic subsidiaries.
      As a holding company, the Company is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet future obligations. The Company and any guarantor subsidiary are able to control receipt of dividends and other payments from their respective subsidiaries subject to the satisfaction of covenants and conditions contained in any existing and future financing documents. Certain statutory restrictions or regulatory constraints may also restrict the payment of amounts to the Company or any guarantor subsidiary.

RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$2,043,274	$208,807	$631,010	$(69,420)	$2,813,671
Mortgage loans held for sale	—	6,549,029	10,995,734	3,970	17,548,733
Trading securities	—	1,340,277	1,830,086	(55,524)	3,114,839
Available for sale securities	—	2,029,994	114,263	(800,289)	1,343,968
Mortgage loans held for investment, net	—	2,735,529	55,670,059	(89,365)	58,316,223
Lending receivables, net	—	2,315,368	9,000,287	1,804	11,317,459
Mortgage servicing rights, net	—	3,759,158	3,483	—	3,762,641
Accounts receivable	3,609	904,884	1,162,428	(191,927)	1,878,994
Investments in real estate and other	—	248,574	1,278,368	—	1,526,942
Goodwill	—	218,483	231,898	—	450,381
Other assets	151,988	5,636,585	1,687,732	(4,931,451)	2,544,854
Investment in and loans to subsidiaries	15,950,716	3,628,989	—	(19,579,705)	—

Total assets	$18,149,587	$29,575,677	$82,605,348	$(25,711,907)	$104,618,705

LIABILITIES
Borrowings:
Affiliate borrowings	$5,000,000	$10,619,000	$1,655,072	$(10,619,000)	$6,655,072
Collateralized borrowings in securitization trusts	—	—	49,605,877	(55,524)	49,550,353
Other borrowings	5,677,285	10,246,175	18,474,548	(990,405)	33,407,603

Total borrowings	10,677,285	20,865,175	69,735,497	(11,664,929)	89,613,028
Deposit liabilities	—	—	3,704,981	(69,420)	3,635,561
Other liabilities	135,502	3,378,786	5,545,684	(5,026,656)	4,033,316

Total liabilities	10,812,787	24,243,961	78,986,162	(16,761,005)	97,281,905

STOCKHOLDER’S EQUITY
Common stock and paid-in capital	3,350,459	1,350,460	1,284,724	(2,635,184)	3,350,459
Retained earnings	3,862,287	3,857,202	2,193,231	(6,050,433)	3,862,287
Accumulated other comprehensive income	124,054	124,054	141,231	(265,285)	124,054

Total stockholder’s equity	7,336,800	5,331,716	3,619,186	(8,950,902)	7,336,800

Total liabilities and stockholder’s equity	$18,149,587	$29,575,677	$82,605,348	$(25,711,907)	$104,618,705

RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
Revenue
Interest income	$166,356	$331,387	$1,140,994	$(159,379)	$1,479,358
Interest expense	164,512	238,510	809,447	(175,047)	1,037,422

Net interest income	1,844	92,877	331,547	15,668	441,936
Provision for loan losses	—	31,477	140,979	(8,586)	163,870

Net interest income after provision for loan losses	1,844	61,400	190,568	24,254	278,066
Gain on sale of mortgage loans, net	—	278,997	45,193	(17,372)	306,818
Servicing fees	—	357,337	3,133	485	360,955
Amortization and impairment of servicing rights	—	(67,943)	(1,012)	—	(68,955)
Servicing asset valuation and hedge loss, net	—	(1,444)	(1)	—	(1,445)

Net servicing fees	—	287,950	2,120	485	290,555
Gain (loss) on investment securities, net	—	(6,270)	29,902	—	23,632
Real estate related revenues	—	32,779	169,056	—	201,835
Other income	—	42,258	71,087	(40,629)	72,716

Total net revenue	1,844	697,114	507,926	(33,262)	1,173,622
Expenses
Compensation and benefits	—	234,588	152,432	—	387,020
Professional fees	—	36,567	10,763	—	47,330
Data processing and telecommunications	—	32,381	18,677	—	51,058
Advertising	—	30,454	7,697	—	38,151
Occupancy	—	20,220	11,855	—	32,075
Other	2,029	111,183	62,472	(28,998)	146,686

Total expenses	2,029	465,393	263,896	(28,998)	702,320

Income (loss) before income tax expense	(185)	231,721	244,030	(4,264)	471,302
Income tax expense (benefit)	(70)	98,015	91,269	1,983	191,197

Income (loss) before equity in net earnings of subsidiaries	(115)	133,706	152,761	(6,247)	280,105
Equity in net earnings of subsidiaries	280,220	146,514	—	(426,734)	—

Net income	$280,105	$280,220	$152,761	$(432,981)	$280,105

RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
Revenue
Interest income	$—	$187,126	$1,081,812	$(5,921)	$1,263,017
Interest expense	—	80,157	540,025	(9,197)	610,985

Net interest income	—	106,969	541,787	3,276	652,032
Provision for loan losses	—	63,377	190,269	—	253,646

Net interest income after provision for loan losses	—	43,592	351,518	3,276	398,386
Gain on sale of mortgage loans, net	—	53,331	3,813	2,180	59,324
Servicing fees	—	329,916	(7,718)	(349)	321,849
Amortization and impairment of servicing rights	—	(342,120)	192	—	(341,928)
Servicing asset valuation and hedge gain, net	—	194,585	30,836	—	225,421

Net servicing fees	—	182,381	23,310	(349)	205,342
Gain (loss) on investment securities, net	—	11,347	(51,112)	—	(39,765)
Real estate related revenues	—	21,185	165,080	—	186,265
Other income	—	34,297	83,183	(22,096)	95,384

Total net revenue	—	346,133	575,792	(16,989)	904,936
Expenses
Compensation and benefits	—	134,679	143,984	—	278,663
Professional fees	—	46,464	17,498	—	63,962
Data processing and telecommunications	—	35,203	11,075	—	46,278
Advertising	—	30,365	6,448	—	36,813
Occupancy	—	16,917	9,019	—	25,936
Other	—	62,760	75,852	(17,373)	121,239

Total expenses	—	326,388	263,876	(17,373)	572,891

Income before income tax expense	—	19,745	311,916	384	332,045
Income tax expense	—	24,205	105,003	101	129,309

Income before equity in net earnings of subsidiaries	—	(4,460)	206,913	283	202,736
Equity in net earnings of subsidiaries	—	207,196	—	(207,196)	—

Net income	$—	$202,736	$206,913	$(206,913)	$202,736

RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
Revenue
Interest income	$233,894	$802,205	$3,364,280	$(249,284)	$4,151,095
Interest expense	221,978	528,851	2,168,564	(266,000)	2,653,393

Net interest income	11,916	273,354	1,195,716	16,716	1,497,702
Provision for loan losses	—	119,924	350,458	(8,586)	461,796

Net interest income after provision for loan losses	11,916	153,430	845,258	25,302	1,035,906
Gain on sale of mortgage loans, net	—	529,401	273,409	(15,745)	787,065
Servicing fees	—	1,058,990	(10,339)	(1,673)	1,046,978
Amortization and impairment of servicing rights	—	(515,218)	(446)	—	(515,664)
Servicing asset valuation and hedge gain (loss), net	—	47,992	(1)	—	47,991

Net servicing fees	—	591,764	(10,786)	(1,673)	579,305
Gain (loss) on investment securities, net	(1,553)	138,181	106,419	—	243,047
Real estate related revenues	—	85,422	441,472	—	526,894
Other income	—	132,447	186,930	(91,990)	227,387

Total net revenue	10,363	1,630,645	1,842,702	(84,106)	3,399,604
Expenses
Compensation and benefits	—	661,094	410,732	—	1,071,826
Professional fees	15	111,037	32,661	—	143,713
Data processing and telecommunications	—	101,708	46,423	—	148,131
Advertising	—	98,875	25,194	—	124,069
Occupancy	—	57,982	34,497	—	92,479
Other	2,113	272,827	181,950	(96,703)	360,187

Total expenses	2,128	1,303,523	731,457	(96,703)	1,940,405

Income before income tax expense	8,235	327,122	1,111,245	12,597	1,459,199
Income tax expense	3,150	163,369	381,955	8,399	556,873

Income before equity in net earnings of subsidiaries	5,085	163,753	729,290	4,198	902,326
Equity in net earnings of subsidiaries	897,241	733,488	—	(1,630,729)	—

Net income	$902,326	$897,241	$729,290	$(1,626,531)	$902,326

RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
Revenue
Interest income	$—	$558,943	$3,079,665	$(16,921)	$3,621,687
Interest expense	—	250,866	1,442,349	(21,664)	1,671,551

Net interest income	—	308,077	1,637,316	4,743	1,950,136
Provision for loan losses	—	224,722	408,776	—	633,498

Net interest income after provision for loan losses	—	83,355	1,228,540	4,743	1,316,638
Gain on sale of mortgage loans, net	—	308,174	175,213	(3,628)	479,759
Servicing fees	—	963,984	(24,150)	(1,816)	938,018
Amortization and impairment of servicing rights	—	(793,858)	383	—	(793,475)
Servicing asset valuation and hedge gain, net	—	240,099	—	—	240,099

Net servicing fees	—	410,225	(23,767)	(1,816)	384,642
Gain on investment securities, net	—	51,551	(23,034)	—	28,517
Real estate related revenues	—	63,247	412,865	—	476,112
Other income	—	137,415	189,017	(62,399)	264,033

Total net revenue	—	1,053,967	1,958,834	(63,100)	2,949,701
Expenses
Compensation and benefits	—	515,116	376,817	—	891,933
Professional fees	—	120,500	36,785	—	157,285
Data processing and telecommunications	—	104,371	34,698	—	139,069
Advertising	—	89,144	18,590	—	107,734
Occupancy	—	49,939	27,616	—	77,555
Other	—	215,297	209,828	(57,676)	367,449

Total expenses	—	1,094,367	704,334	(57,676)	1,741,025

Income (loss) before income tax expense	—	(40,400)	1,254,500	(5,424)	1,208,676
Income tax expense	—	57,998	442,329	(1,932)	498,395

Income (loss) before equity in net earnings of subsidiaries	—	(98,398)	812,171	(3,492)	710,281
Equity in net earnings of subsidiaries	—	808,679	—	(808,679)	—

Net income	$—	$710,281	$812,171	$(812,171)	$710,281

RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$10,226	$(2,818,327)	$729,173	$(363,891)	$(2,442,819)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in lending receivables	—	(190,316)	(1,703,907)	—	(1,894,223)
Originations and purchases of mortgage loans held for investment	—	(15,851,823)	(3,765,153)	88,951	(19,528,025)
Proceeds from sales and repayments of mortgage loans held for investment	—	491,944	16,810,433	—	17,302,377
Purchases of available for sale securities	—	(551,531)	(19,372)	—	(570,903)
Proceeds from sales and repayments of available for sale securities	—	435,416	16,555	—	451,971
Additions to mortgage servicing rights, net	—	(932,162)	2,250	—	(929,912)
Purchase of and advances to investments in real estate and other	—	(43,209)	(642,224)	—	(685,433)
Proceeds from sales of and returns of investments in real estate and other	—	88,885	572,601	—	661,486
Payment of capital contribution	—	(10,000)	—	10,000	—
Net increase in affiliate lending	(2,662,744)	—	—	2,662,744	—
Other, net	(19,010)	61,152	374,409	—	416,551

Net cash provided by (used in) investing activities	(2,681,754)	(16,501,644)	11,645,592	2,761,695	(4,776,111)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in affiliate borrowings	(1,009,000)	2,502,000	(233,884)	(2,610,000)	(1,350,884)
Net increase (decrease) in other short-term borrowings	—	1,914,817	233,411	239,989	2,388,217
Proceeds from issuance of collateralized borrowings in securitization trusts	—	14,463,450	1,683,505	—	16,146,955
Repayments of collateralized borrowings in securitization trusts	—	—	(16,899,368)	(44,073)	(16,943,441)
Proceeds from other long-term borrowings	5,752,850	—	1,459,000	—	7,211,850
Repayments of other long-term borrowings	(29,048)	—	(239,130)	—	(268,178)
Proceeds from capital contribution	—	—	10,000	(10,000)	—
Increase in deposit liabilities	—	—	1,970,592	—	1,970,592

Net cash provided by (used in) financing activities	4,714,802	18,880,267	(12,015,874)	(2,424,084)	9,155,111
Effect of foreign exchange rates on cash and cash equivalents	—	—	(21,593)	—	(21,593)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,043,274	(439,704)	337,298	(26,280)	1,914,588
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	648,511	293,712	(43,140)	899,083

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,043,274	$208,807	$631,010	$(69,420)	$2,813,671

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
      Transfer of $14.9 billion of mortgage loans held for investment from guarantor subsidiaries to non-guarantor subsidiaries.
      Transfer of $14.5 billion of collateralized borrowings in securitization trusts from guarantor subsidiaries to non-guarantor subsidiaries.
      Transfer of ownership of subsidiaries from GMAC Mortgage Group to parent of $4.4 billion.
      Transfer of affiliate debt of subsidiaries to parent of $8.0 billion.

RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2004

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$2,397,894	$818,170	$(268,714)	$2,947,350
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in lending receivables	—	(122,557)	(1,077,379)	—	(1,199,936)
Originations and purchases of mortgage loans held for investment	—	(26,738,348)	(498,069)	—	(27,236,417)
Proceeds from sales and repayments of mortgage loans held for investment	—	702,075	11,412,234	—	12,114,309
Purchases of available for sale securities	—	(556,336)	(39,775)	—	(596,111)
Proceeds from sales and repayments of available for sale securities	—	4,410	12,216	—	16,626
Additions to mortgage servicing rights, net	—	(1,079,550)	(6,378)	—	(1,085,928)
Purchase of and advances to investments in real estate and other	—	(36,807)	(470,195)	—	(507,002)
Proceeds from sales of and returns of investments in real estate and other	—	101,543	487,430	—	588,973
Payment of capital contribution	—	(34,557)	—	34,557	—
Other, net	—	121,394	29,690	—	151,084

Net cash provided by (used in) investing activities	—	(27,638,733)	9,849,774	34,557	(17,754,402)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in affiliate borrowings	—	(55,345)	344,698	—	289,353
Net increase (decrease) in other short-term borrowings	—	998,664	(596,426)	57,646	459,884
Proceeds from issuance of collateralized borrowings in securitization trusts	—	23,817,593	1,426,035	—	25,243,628
Repayments of collateralized borrowings in securitization trusts	—	—	(12,245,871)	8,345	(12,237,526)
Repayments of other long-term borrowings	—	—	(223,703)	—	(223,703)
Proceeds from capital contribution	—	—	34,557	(34,557)	—
Dividends paid	—	—	(185,000)	185,000	—
Increase in deposit liabilities	—	—	686,578	—	686,578

Net cash provided by (used in) financing activities	—	24,760,912	(10,759,132)	216,434	14,218,214
Effect of foreign exchange rates on cash and cash equivalents	—	—	2,121	—	2,121

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(479,927)	(89,067)	(17,723)	(586,717)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	666,430	295,671	(21,008)	941,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$186,503	$206,604	$(38,731)	$354,376

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Transfer of $24.2 billion of mortgage loans held for investment from guarantor subsidiaries to non-guarantor subsidiaries.
Transfer of $23.8 billion of collateralized borrowings in securitization trusts from guarantor subsidiaries to non-guarantor subsidiaries.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are a leading real estate finance company focused primarily on the residential real estate market. Our businesses include the origination, purchase, service, sale and securitization of residential mortgage loans. We conduct our operations and manage and report our financial information primarily through four operating business segments:

•	GMAC Residential. Our GMAC Residential segment primarily originates, purchases, sells, securitizes and services residential mortgage loans. This segment originates residential mortgage loans through a retail branch network, direct lending centers and mortgage brokers, and also purchases residential mortgage loans from correspondent lenders. Most of the loans originated or purchased by this segment are prime credit quality loans that meet the underwriting standards of Fannie Mae or Freddie Mac. This segment also provides collateralized lines of credit to other originators of residential mortgage loans, which we refer to as warehouse lending. Our limited banking activities through GMAC Bank are included in this segment.

•	Residential Capital Group. Our Residential Capital Group originates, purchases, sells, securitizes and services residential mortgage loans. This segment originates residential mortgage loans primarily through mortgage brokers, purchases loans from correspondent lenders and other third parties and provides warehouse lending. The residential mortgage loans produced by this segment cover a broad credit spectrum and generally do not conform to the underwriting requirements of Fannie Mae or Freddie Mac. These loans are primarily securitized through the issuance of non-agency mortgage-backed and mortgage related asset-backed securities.

•	Business Capital Group. Our Business Capital Group provides financing and equity capital to residential land developers and homebuilders and financing to resort developers and healthcare-related enterprises.

•	International Business Group. Our International Business Group includes substantially all of our operations in the United Kingdom, The Netherlands, Germany, Canada and Mexico.
      Our other business operations include our real estate brokerage and relocation business and our Mexican distressed asset business (which we sold in the first quarter of 2005), none of which is significant to our consolidated results of operations. These businesses are included with certain holding company activities and other adjustments to conform the reportable segment information to our consolidated results of operations. We are a recently formed holding company that did not conduct any operations prior to the transfer of our wholly-owned subsidiaries GMAC Residential Holding Corp. and GMAC-RFC Holding Corp. to us in March 2005.
Results of Operations

Consolidated Results
      Our net income increased $77.4 million, or 38.2%, to $280.1 million for the three months ended September 30, 2005, compared to $202.7 million for the same period in 2004 and increased $192.0 million, or 27.0%, to $902.3 million for the nine months ended 2005, compared to $710.3 million for the same period in 2004. These increases were primarily caused by increases in gain on sale of mortgage loans, gain on investment securities and net servicing fees and a decline in the provision for loan losses. These favorable impacts to net income were partially offset by a decline in net interest income and an increase in operating expenses.
      Our loan production increased to $51.3 billion for the three months ended September 30, 2005, compared to $36.1 billion for the same period in 2004. During the first nine months of 2005, our loan production increased to $130.3 billion from $108.1 billion in 2004. These increases were primarily a result of our increased domestic market share. The following summarizes mortgage loan production by product type:

	Mortgage Loan Production by Type

	Three Months Ended September 30				Nine Months Ended September 30

	2005		2004		2005		2004

	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans

	(Dollars in millions)
Prime Conforming	80,405	$14,832	75,934	$13,295	217,724	$39,532	251,785	$42,434
Prime Non-Conforming	60,508	17,292	19,510	7,503	148,743	42,358	81,306	23,191
Government	7,984	1,141	15,134	1,712	24,939	3,382	24,434	2,852
Nonprime	60,244	9,884	57,526	7,368	152,106	23,821	174,423	21,994
Prime Second-Lien	67,808	3,588	48,240	2,731	180,041	9,262	146,866	7,396

Total U.S. Production	276,949	46,737	216,344	32,609	723,553	118,355	678,814	97,867
International	25,862	4,535	20,883	3,480	62,562	11,932	57,835	10,251

Total	302,811	$51,272	237,227	$36,089	786,115	$130,287	736,649	$108,118

      The following summarizes mortgage loan production by delivery channel:

	Mortgage Loan Production by Channel

	Three Months Ended September 30				Nine Months Ended September 30

	2005		2004		2005		2004

	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans

	(Dollars in millions)
Retail Branches	35,790	$5,537	22,507	$3,920	98,242	$14,940	96,381	$13,665
Direct Lending (other than retail branches)	44,937	4,963	34,459	3,280	125,455	13,737	112,323	12,314
Mortgage Brokers	36,321	6,326	26,308	3,555	97,184	16,396	83,950	11,976
Correspondent Lenders and secondary market purchases	159,901	29,911	133,070	21,854	402,672	73,282	386,160	59,912

Total U.S. Production	276,949	46,737	216,344	32,609	723,553	118,355	678,814	97,867
International	25,862	4,535	20,883	3,480	62,562	11,932	57,835	10,251

Total	302,811	$51,272	237,227	$36,089	786,115	$130,287	736,649	$108,118

      In September 2005, we recorded $108.4 million in pretax charges for provision for loan losses and reductions in carrying value relating to certain assets as a result of Hurricane Katrina. The provision and reductions in carrying value were estimated for the impact of the flooding that occurred in the States of Louisiana, Mississippi and Alabama. The $108.4 million total expense was recorded as a $47.4 million provision for loan losses, $34.6 million charge to gain on investment securities for residual interests, a $15.9 million charge to gain on sale of mortgage loans and a $10.5 million charge to amortization and impairment of mortgage servicing rights. The loss estimation process involves the use of considerable judgment. Our ultimate actual losses related to Hurricane Katrina may be materially different than the current estimate. We will continue to assess the impact of Hurricane Katrina as more information becomes available to us.
      Net interest income was $441.9 million for the three months ended September 30, 2005 compared to $652.0 million for the same period in 2004, a decrease of $210.1 million, or 32.2%, and decreased by $452.4 million, or 23.2%, to $1.5 billion for the nine months ended September 30, 2005, compared to $2.0 billion for the same period in 2004. These decreases in net interest income were primarily the result of increased borrowing costs due to an increase in market interest rates.
      The provision for loan losses was $163.9 million for the three months ended September 30, 2005 compared to $253.6 million for the same period in 2004 and $461.8 million for the nine months ended September 30, 2005, compared to $633.5 million for the same period in 2004. These decreases in the provision for loan losses were primarily the result of the decline in the rate of growth of our mortgage loans held for investment portfolio resulting from an increase in the amount of off-balance sheet securitizations since December 31, 2004. We recently increased our volume of off-balance sheet securitizations in order to take advantage of certain market conditions that make it more economical to securitize and sell all the credit risk on certain nonprime and home equity products rather than to retain them on balance sheet. During the three months ended September 30, 2005, there was also a periodic update of loss assumptions to reflect favorable severity results from home price appreciation. These favorable items were partially offset by the provision for losses related to Hurricane Katrina. See “— Asset Quality — Allowance for Loan Losses” for a further discussion of asset quality.
      Gain from the sales of loans increased $247.5 million to $306.8 million for the three months ended September 30, 2005, compared to $59.3 million for the comparable period for 2004. The increase was due to increases in the level of production and sales as well as the amount of off-balance sheet securitizations. An increase in the capitalization rates for originated mortgage servicing rights also contributed. For the nine months ended September 30, 2005, gain on sale of loans was $787.1 million, an increase of $307.3 million, compared to $479.8 million for the same period in 2004. This increase in the first nine months of 2005 was primarily due to the increases in loan production and off-balance sheet securitizations as well as the sale of the Mexican distressed loan business in the first quarter of 2005.
      Net servicing fees for the three months ended September 30, 2005 increased $85.2 million to $290.5 million from $205.3 million for the same period in 2004 and increased $194.7 million to $579.3 million for the nine months ended September 30, 2005 from $384.6 million for the same period in 2004. These increases were due to a decline in amortization and impairment of servicing rights and an increase in servicing fees. These items were partially offset by a decline in servicing asset valuation and hedge gain.
      The increases in servicing fees were primarily due to increases in the size of our servicing portfolio. Our servicing portfolio grew from $323.8 billion as of December 31, 2004 to $394.4 billion as of September 30, 2005. The decline in amortization and impairment of mortgage servicing rights of $273.0 million for the three months ended September 30, 2005 and $277.8 million for the nine months ended September 30, 2005 was primarily due to the impact of changes for the discount rate assumption on 30-year prime conforming mortgage loans and an update of our prepayment speed assumptions in response to market interest rate changes. The overall effect on our hedge positions was negatively impacted by the movement in market interest rates during the three months ended September 30, 2005. This resulted in a decline of $226.9 million for the three months ended September 30, 2005 and $192.1 million for the nine months ended September 30, 2005, compared to the same periods in 2004. The following table summarizes the primary mortgage loan servicing portfolio for which we hold the corresponding mortgage servicing rights:

	Mortgage Loan Servicing Portfolio

	September 30, 2005		December 31, 2004

	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans

	(Dollars in millions)
Prime Conforming Mortgage Loans	1,480,968	$199,166	1,323,918	$165,577
Prime Non-Conforming Mortgage Loans	266,138	83,000	203,822	55,585
Government Mortgage Loans	192,242	18,999	191,844	18,328
Nonprime Mortgage Loans	480,902	52,118	505,929	51,139
Prime Second-Lien Mortgage Loans	545,451	18,476	445,396	13,718

Total Mortgage Loans Serviced — U.S.	2,965,701	371,759	2,670,909	304,347
International	129,291	22,633	98,185	19,438

Total Primary Servicing Portfolio*	3,094,992	$394,392	2,769,094	$323,785

*	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 205,701 with an unpaid principal balance of $31.9 billion at September 30, 2005 and 99,082 with an unpaid principal balance of $13.9 billion at December 31, 2004.

      Gain on investment securities increased by $63.4 million in the three months ended September 30, 2005 compared to the same period in 2004 primarily due to the increase in the valuation of retained interests resulting from the update of estimates of future losses resulting from favorable credit loss experience. For the nine months ended September 30, 2005, gain on investment securities increased by $214.5 million due to the update of the credit loss models and the valuation gains recognized in the first quarter of 2005 on our home equity and high loan-to-value residuals from declining prepayment speeds.
      Operating expenses increased by $129.4 million, or 22.6%, for the three months ended September 30, 2005, compared to the same period in 2004 and increased $199.4 million, or 11.5%, for the nine months ended September 30, 2005, compared to the same period in 2004. These increases were primarily due to increased compensation expense due to increases in the number of employees and incentive compensation expense as a result of the improved results.

Segment Results

GMAC Residential
      The following table presents results of operations for GMAC Residential:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Net interest income	$74.7	$78.8	$218.4	$244.0
Provision for loan losses	(2.4)	2.5	0.5	(0.2)
Gain on sales of mortgage loans, net	151.3	36.7	348.5	311.3
Servicing fees	247.7	221.1	725.7	640.3
Amortization and impairment of servicing rights	(50.3)	(177.1)	(350.3)	(598.8)
Servicing asset valuation and hedge gain, net	43.0	132.2	79.6	192.2

Net servicing fees	240.4	176.2	455.0	233.7
Other income	20.9	6.1	188.3	112.4
Operating expenses	(290.8)	(162.3)	(720.4)	(542.1)
Income tax expense	(80.8)	(40.3)	(204.9)	(150.2)

Net income	$113.3	$97.7	$285.4	$208.9

      GMAC Residential had net income of $113.3 million and $285.4 million for the three and nine-months ended September 30, 2005, respectively, compared to $97.7 million and $208.9 million for the same periods in 2004. These increases in net income were primarily due to increases in gain on sale of mortgage loans, net servicing fees and other income. These items were partially offset by declines in net interest income and an increase in operating expenses.
      Loan originations totaled $26.7 billion in the three months ended September 30, 2005 and $72.1 billion in the nine months ended September 30, 2005, compared to $21.2 billion and $63.4 billion during the same periods in 2004. Origination volume in the three months ended September 30, 2005 was positively impacted by the growth in this segment’s market share, which was 3.5% for the three months ended September 30, 2005, compared to 3.3% in the same period in 2004. A portion of the growth in mortgage loan production volume resulted from the acquisition of certain mortgage banking operations in September 2004. This acquisition contributed $1.3 billion in mortgage loan production volume in 2005.
      In September 2005, GMAC Residential recorded $33.0 million in pretax charges for reductions in carrying value relating to certain assets as a result of Hurricane Katrina. The reductions in carrying value were estimated for the impact of the flooding that occurred in the States of Louisiana, Mississippi and Alabama. The $33.0 million total expense was recorded as a $16.3 million charge to other income for residual interests, a $7.3 million charge to gain on sale of mortgage loans, an $8.3 million charge to amortization and impairment of mortgage servicing rights and a $1.1 million provision for loan losses.
      Net interest income declined by $4.1 million, or 5.2%, in the three months ended September 30, 2005 compared to the same period in 2004 and declined by $25.6 million, or 10.5%, in the nine months ended September 30, 2005, compared to the same period in 2004. These declines were caused by the combination of an increase in borrowing costs, offset by an increase in interest earned on mortgage loans held for investment. The segment’s cost of funds was 176 basis points higher during the first nine months of 2005, compared to the same period in 2004. The average balance of mortgage loans held for investment increased from $4.2 billion and $2.6 billion during the three and nine months ended September 30, 2005, compared to $680 million and $757 million in the same periods in 2004.
      Gain on sales of loans increased by $114.6 million, or 312.3%, in the three months ended September 30, 2005, compared to the same period in 2004 and increased by $37.2 million, or 11.9%, in the nine months ended September 30, 2005, compared to the same period in 2004. The gain on sale of loans was due to an increase in loan deliveries combined with a higher level of capitalization rates for originated mortgage servicing rights. Originated mortgage servicing right capitalization rates averaged 42 basis points for the three months ended September 30, 2005, compared to 39 basis points for the same period in 2004.
      Net servicing fees increased by $64.2 million, or 36.4%, in the three months ended September 30, 2005 compared to the same period in 2004 and increased by $221.3 million, or 94.7%, in the nine months ended September 30, 2005, compared to the same period in 2004. These increases were the result of increases in servicing fees and declines in amortization and impairment of servicing rights offset by decreases in servicing asset valuation and hedge gains. The increases in servicing fees reflected the growth in this segment’s servicing portfolio in the three and nine months ended September 30, 2005, compared to the same period in 2004. The mortgage loan servicing portfolio grew from $218.3 billion as of September 30, 2004, to $276.2 billion as of September 30, 2005.
      The decline in amortization and impairment of servicing rights was primarily due to an updated estimate of the discount rate used to value mortgage servicing rights. The discount rate was lowered on 30-year prime conforming mortgage loans in response to various price points observed in the marketplace. This change in estimate resulted in approximately $150 million of additional mortgage servicing right value through a reversal of the related valuation allowance. This reversal of valuation allowance was partially offset in the three months ended September 30, 2005, by quarterly updates to certain cash flow assumptions used to value mortgage servicing rights, and an increase in the prepayment speed assumption of the mortgage servicing right portfolio, compared to the same period in 2004. During the nine months ended September 30, 2005, average prepayments declined as compared to the same period in 2004 resulting in an additional decline in impairment expense.
      The decline in servicing asset valuation and hedge gain in the three and nine months ended September 30, 2005 was primarily a result of the flattening of the yield curve and a change in derivative composition.
      Other income increased by $14.8 million, or 237.1%, in the three months ended September 30, 2005, primarily due to increases in loan origination fees on brokered loans. The increases in fees were offset by declines in investment gains of $13.0 million in the three months ended September 30, 2005, compared to $17.5 million in the same period in 2004. This decrease was primarily due to higher losses on U.S. Treasury securities, which were offset by gains on stripped, mortgage-backed securities. In the third quarter of 2005, certain excess servicing fees were swapped for stripped, mortgage-backed securities. The stripped, mortgage-backed securities were subsequently sold into the secondary market for a pretax gain of $32 million. For the nine months ended September 30, 2005, other income increased by $75.9 million, or 67.5%, primarily due to securities gains of $110.9 million compared to $36.8 million in the same period in 2004. This increase was due to gains of $32.9 million on U.S. Treasury securities in 2005 and the gain on sale of stripped, mortgage-backed securities of $32.0 million. There were no U.S. Treasury securities or stripped, mortgage-backed securities gains in the nine months ended September 30, 2004.

      Operating expenses increased by $128.5 million, or 79.2%, in the three months ended September 30, 2005, compared to the same period in 2004 and increased by $178.3 million, or 32.9%, in the nine months ended September 30, 2005 compared to the same period in 2004. These increases were primarily due to an increase in compensation expense as both headcount and incentive compensation expense increased compared to the same periods in 2004. The increase in incentive compensation reflected the increased overall profitability during the three and nine months ended September 30, 2005 compared to the same periods in 2004.
      The effective tax rate increased in the three months ended September 30, 2005 compared to the same period in 2004 primarily due to an adjustment to reduce a local tax contingency in the third quarter of 2004.

Residential Capital Group
      The following table presents the results of operations for Residential Capital Group:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Net interest income	$291.6	$508.5	$1,042.9	$1,552.8
Provision for loan losses	(156.4)	(234.1)	(436.9)	(603.9)
Gain on sales of mortgage loans, net	128.1	3.0	208.5	30.7
Servicing fees	108.9	103.5	327.5	306.8
Amortization and impairment of servicing rights	(17.0)	(166.5)	(165.3)	(203.6)
Servicing asset valuation and hedge gain (loss), net	(43.9)	93.2	(31.6)	47.9

Net servicing fees (loss)	48.0	30.2	130.6	151.1
Other income	58.0	45.8	240.7	144.3
Operating expenses	(198.5)	(238.2)	(613.4)	(653.0)
Income tax expense	(71.8)	(44.1)	(224.4)	(237.9)

Net income	$99.0	$71.1	$348.0	$384.1

      Residential Capital Group’s net income for the three months ended September 30, 2005 was $99.0 million, compared to $71.1 million for the same period in 2004, and $348.0 million for the nine months ended September 30, 2005, compared to $384.1 million for the same period in 2004. The increase in net income for the quarter was primarily caused by an increase in the gain on sale of mortgage loans and a decline in provision expense, which were partially offset by a decline in net interest income. The decline in year to date net income was primarily caused by decreased net interest income, which was partially offset by a lower provision for loan losses, an increase in gain on sale of loans and an increase in other income.
      Loan originations totaled $21.8 billion in the three months ended September 30, 2005 and $49.9 billion in the nine months ended September 30, 2005, compared to $12.4 billion and $38.0 billion during the same periods in 2004. Origination volume in the three months ended September 30, 2005 was positively impacted by the growth in this segment’s market share, which was 2.3% in the three months ended September 30, 2005 compared to 1.8% in the same period in 2004.
      In September 2005, Residential Capital Group recorded $75.4 million in pretax charges for provision for loan losses and reductions in carrying value relating to certain assets as a result of Hurricane Katrina. The provision and reductions in carrying value were estimated for the impact of the flooding that occurred in the States of Louisiana, Mississippi and Alabama. The $75.4 million total expense was recorded as a $46.3 million provision for loan losses, $18.3 million charge to other income, an $8.6 million charge to gain on sale of mortgage loans and a $2.2 million charge to amortization and impairment of mortgage servicing rights.

      Net interest income declined $216.9 million, or 42.7%, in the three months ended September 30, 2005 and declined $509.9 million, or 32.8%, in the nine months ended September 30, 2005, compared to the same periods in 2004. These declines were primarily due to increased borrowing costs. The cost of borrowing was 116 basis points higher than the comparable period in 2004 for the three months ended September 30, 2005 and 95 basis points higher than the comparable period in 2004 for the nine months ended September 30, 2005 due to the increase in interest rates.
      The provision for loan losses declined by $77.7 million, or 33.2%, in the three months ended September 30, 2005 and declined by $167.0 million, or 27.7%, in the nine months ended September 30, 2005 compared to the same periods in 2004. The provision declined due to a decline in the rate of growth in our mortgage loans held for investment portfolio resulting from an increase in the amount of off-balance sheet securitizations since December 31, 2004. In 2005, Residential Capital Group increased its volume of off-balance sheet securitizations in order to take advantage of certain market conditions that make it more economical to securitize and sell all the credit risk on certain nonprime and home equity products rather than to retain them on the balance sheet. In addition, the provision declined $130.7 million due to favorable loss severity as compared to expectations, primarily due to home price appreciation. These favorable impacts to the allowance for loan losses were partially offset by the provision established for loans related to Hurricane Katrina and higher delinquencies on the portfolio as a result of a seasoning of loans held on balance sheet that were originated in prior years. For the three months ended September 30, 2005, our mortgage loans held for investment portfolio increased by $1.6 billion, compared to an increase of $3.1 billion in the same period in 2004. For the nine months ended September 30, 2005, our mortgage loans held for investment portfolio decreased by $2.2 billion, compared to an increase of $12.9 billion in the same period in 2004.
      Gain on sales of mortgage loans increased by $125.1 million in the three months ended September 30, 2005 and $177.8 million in the nine months ended September 30, 2005. These increases were due to completion of more off-balance sheet securitizations and higher margins in both periods. We continually monitor market conditions in determining whether to retain subordinated interests. Throughout 2005, market conditions were more favorable to the sale of the subordinated interests, which resulted in a higher level of off-balance sheet securitizations. For the three months ended September 30, 2005, the total volume of off-balance sheet securitizations was $11.0 billion, compared to $4.1 billion for the same period in 2004. For the nine months ended September 30, 2005, the total volume of off-balance sheet securitizations was $29.8 billion, compared to $12.6 billion for the same period in 2004.
      Servicing fees increased $5.4 million, or 5.2%, in the three months ended September 30, 2005 and increased $20.7 million, or 6.7%, in the nine months ended September 30, 2005, compared to the same periods in 2004. Amortization and impairment of servicing rights declined $149.5 million, or 89.8%, in the three months ended September 30, 2005 and declined $38.3 million, or 18.8% in the nine months ended September 30, 2005 primarily due to lower prepayment speed assumptions resulting from the increase in market interest rates in 2005 compared to a decrease in market interest rates in 2004. The increase in market interest rates also led to a decline in servicing asset valuation and hedge gain of $137.1 million for the three months ended September 30, 2005 and a decline of $79.5 million for the nine months ended September 30, 2005.
      Other income increased $12.3 million in the three months ended September 30, 2005 and $96.4 million in the nine months ended September 30, 2005 compared to the same periods in 2004. The increases were due to the increase in the valuation of retained interests resulting from the update of estimates of future losses resulting from favorable credit loss experience.

     Business Capital Group
      The following table presents the results of operations for the Business Capital Group:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Net interest income	$37.9	$34.1	$110.9	$87.3
Provision for loan losses	(5.3)	(21.1)	(25.0)	(26.5)
Other income	71.3	45.2	187.7	137.3
Operating expenses	(18.1)	(3.1)	(56.1)	(31.5)
Income tax expense	(35.6)	(21.1)	(85.3)	(63.7)

Net income	$50.2	$34.0	$132.2	$102.9

      Business Capital Group’s net income for the three months ended September 30, 2005 was $50.2 million, compared to $34.0 million for the same period in 2004. Net income for the nine months ended September 30, 2005 was $132.2 million, compared to $102.9 million for the same period in 2004. These increases were primarily caused by higher net interest income and real estate related revenues.
      Net interest income increased by $3.8 million, or 11.1%, in the three months ended September 30, 2005 and increased by $23.6 million, or 27.2%, in the nine months ended September 30, 2005, compared to the same periods in 2004. These increases were due to the growth of residential construction, resort finance lending and healthcare lending receivables. As of September 30, 2005, lending receivables increased by $840 million, or 26.6%, compared to September 30, 2004.
      The impact of these increases on net interest income were partially offset by growth in borrowings related to increases in investments in real estate. Real estate related revenues are included in other income.
      The provision for loan losses declined by $15.8 million in the three months ended September 30, 2005 and $1.5 million in the nine months ended September 30, 2005, compared to the same periods of 2004. The decline in the third quarter was primarily due to the continued strong asset quality of this portfolio. The increase in the first half of the year was primarily due to the growth in the portfolio and the assessment of incurred loss estimates inherent in the portfolio.
      Other income increased by $26.1 million, or 57.4%, in the three months ended September 30, 2005 and increased $50.4 million, or 36.7%, in the nine months ended September 30, 2005. These increases were primarily due to real estate related revenues generated from equity investments, fee income and a $244 million increase in our real estate owned portfolio consisting of model homes and land under development subject to a purchase option contract by the home builder.
      Expenses increased by $15.0 million in the three months ended September 30, 2005 and increased $24.6 million in the nine months ended September 30, 2005. These increases were primarily due to the reversal of charges to the liability for assets sold with recourse in 2004 and an increase in payroll related expenses in 2005.

     International Business Group
      The following table presents the results of operations for International Business Group:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Net interest income	$44.5	$36.1	$121.9	$82.7
Provision for loan losses	0.2	(0.9)	(0.5)	(2.7)
Gain on sales of mortgage loans, net	26.8	18.4	163.5	147.5
Servicing fees	2.0	(3.5)	(9.9)	(12.1)
Amortization and impairment of servicing rights	(1.0)	0.2	(0.4)	0.3

Net servicing fees (loss)	1.0	(3.3)	(10.3)	(11.8)
Other income	16.3	5.2	35.0	(0.7)
Operating expenses	(62.9)	(46.0)	(182.0)	(138.2)
Income tax expense	(9.0)	(3.5)	(39.5)	(25.9)

Net income	$16.9	$6.0	$88.1	$50.9

      Net income for the three months ended September 30, 2005 was $16.9 million, compared to $6.0 million for the same period in 2004. Net income for the nine months ended September 30, 2005 was $88.1 million, compared to $50.9 million for the same period in 2004. The improvement in net income was primarily caused by increases in net interest income, gain on sales of mortgage loans and other income, which were partially offset by an increase in operating expenses.
      Loan production totaled $4.5 billion during the three months ended September 30, 2005 and $11.9 billion during the nine months ended September 30, 2005, compared to $3.5 billion and $10.3 billion during the same periods in 2004. Loans sold totaled $3.4 billion during the three months ended September 30, 2005 and $10.8 billion during the nine months ended September 30, 2005, compared to $1.0 billion and $8.7 billion during the same periods in 2004.
      Net interest income increased by $8.4 million, or 23.3%, in the three months ended September 30, 2005 and increased $39.2 million, or 47.4%, for the nine months ended September 30, 2005, compared to the same periods in 2004. This increase was primarily due to the growth of our portfolio of mortgage loans in the United Kingdom where the average outstanding balance increased from $4.6 billion to $5.7 billion for the three months ended September 30, 2005 and from $4.8 billion to $5.4 billion for the nine months ended September 30, 2005, compared to the same periods in 2004. This growth was partially offset by higher interest expense due to an increase in debt.
      Gain on sale of mortgage loans increased by $8.4 million, or 45.7%, in the three months ended September 30, 2005 and increased by $16.0 million, or 10.8%, in the nine months ended September 30, 2005, compared to the same periods in 2004 primarily due to the increases in volume mentioned above.
      Servicing fees increased by $5.5 million during the three months ended September 30, 2005 and increased $2.2 million in the nine months ended September 30, 2005 compared to the same periods in 2004. The average servicing portfolio in the United Kingdom increased from $12.2 billion during the three months ended September 30, 2004 to $16.2 billion during the three months ended September 30, 2005 and from $10.8 billion during the nine months ended September 30, 2004 to $15.4 billion during the same period in 2004.
      Other income increased by $11.1 million for the three months ending September 30, 2005 and increased by $35.7 million for the nine months ending September 30, 2005. The favorable variances were a result of increased gains on investment securities driven by the sale of retained residuals. Two residual sales closed in the United Kingdom during the nine months ended September 30, 2005, with one of them taking place during the three months ended September 30, 2005. There were no residual sales during 2004. In addition, during the nine months ended September 30, 2005, there was a $17.9 million increase in the value of residuals as the result of an update of the underlying assumptions in the asset valuation models.
      Operating expenses increased by $16.9 million, or 36.7%, in the three months ended September 30, 2005, and increased $43.8 million, or 31.7%, in the nine months ended September 30, 2005, compared to the same periods in 2004. These increases were primarily due to a write-off of software costs of $5.3 million during the three months ended September 30, 2005 and $11.9 million during the nine months ended September 30, 2005. Additionally, there were higher compensation expenses due to increases in headcount and increases in incentive compensation due to improved operating results.
     Corporate and Other
      The following table presents the results of operations for Corporate and Other:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Net interest income (expense)	$(6.8)	$(5.5)	$3.6	$(16.6)
Provision for loan losses	—	—	—	(0.2)
Gain (loss) on sales of loans	0.3	0.7	65.1	(11.1)
Servicing fees	2.8	1.3	5.3	4.4
Mortgage servicing rights amortization and impairment	(0.7)	1.5	0.3	8.6

Net servicing fees	2.1	2.8	5.6	13.0
Other income	133.0	139.6	347.4	375.3
Operating expenses	(132.1)	(123.2)	(368.4)	(376.3)
Income tax expense (benefit)	5.2	(20.4)	(3.5)	(20.6)

Net income (loss)	$1.7	$(6.0)	$49.8	$(36.5)

      Corporate and Other represents our business operations outside of our four reportable operating segments and includes our real estate brokerage and relocation business and our Mexican distressed asset business, none of which is significant to our consolidated results of operations. Corporate and Other also includes certain holding company activities and other adjustments to conform the reportable segment information to our consolidated results.
      Other income and operating expenses include the revenues and expenses of our real estate brokerage and relocation business. A significant portion of other income is comprised of the gross commissions we earn on our real estate brokerage business and a significant portion of other expenses is comprised of the commissions due to the individual real estate brokers involved in the transactions. Our net income from these activities is not significant.
      Certain borrowing are not allocated to the business segments for management reporting purposes. The net interest expense results from these amounts are retained in Corporate and Other. The net servicing fees relate to insignificant differences between management reporting at the segment level and our consolidated results. Other income includes miscellaneous investments held at the holding company level. Income tax expenses are generally allocated to the individual reportable operating segments. The amount of income tax expense in Corporate and Other results from an allocation to the income and expense items reported in Corporate and Other.
      Gain (loss) on sale of loans primarily related to our Mexican distressed mortgage loan business, which was sold in the first quarter of 2005.

Asset Quality
     Allowance for Loan Losses
      The following table summarizes the activity related to the allowance for loan losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Beginning balance	$1,094.4	$790.0	$1,014.7	$618.0
Provision for loan losses	163.9	253.7	461.8	633.5
Charge-offs	(117.2)	(116.1)	(358.8)	(330.2)
Recoveries	6.3	11.3	29.7	17.6

Ending balance	$1,147.4	$938.9	$1,147.4	$938.9

Allowance as a percentage of total mortgage loans held for investment and lending receivables			1.62%	1.33%

      The following table summarizes the net charge-off information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Mortgage loans:
Prime conforming	$(0.2)	$—	$(0.2)	$—
Prime non-conforming	(24.0)	11.3	(26.1)	(28.7)
Prime second-lien	(2.0)	(1.8)	(5.6)	(6.3)
Government	—	—	—	(0.1)
Nonprime	(84.9)	(118.0)	(295.1)	(261.2)
Lending receivables:
Warehouse	0.2	3.0	—	3.0
Construction	—	0.7	(2.0)	(18.9)
Other	—	—	(0.1)	(0.4)

Total net charge-offs	$(110.9)	$(104.8)	$(329.1)	$(312.6)

     Nonperforming Assets
      Nonperforming assets include nonaccrual loans, foreclosed assets and restructured loans. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 and 90 days past due, respectively, or when the timely collection of the principal of the loan, in whole or in part, is doubtful.

      Nonperforming assets consisted of the following:

	September 30,	December 31,
	2005	2004

	(In millions)
Nonaccrual loans:
Mortgage loans:
Prime conforming	$19.5	$16.9
Prime non-conforming	239.3	197.8
Government	39.1	26.3
Prime second-lien	71.8	46.1
Nonprime*	5,110.3	4,327.1
Lending receivables:
Warehouse	1.0	4.6
Construction**	8.6	—
Healthcare	—	1.9

Total nonaccrual loans	5,489.6	4,620.7
Foreclosed assets	557.1	464.3

Total nonperforming assets	$6,046.7	$5,085.0

Total nonperforming assets as a percentage of total consolidated assets	5.8%	5.4%

*	Includes $461.9 million (as of September 30, 2005) and $908.7 million (as of December 31, 2004) of loans that were purchased distressed and already in nonaccrual status.

**	The $8.6 million loan on nonaccrual status at September 30, 2005 was also a restructured loan.
      Our classification of a loan as nonperforming does not necessarily indicate that the principal amount of the loan is ultimately uncollectible in whole or in part. In certain cases, borrowers make payments to bring their loans contractually current and, in all cases, our mortgage loans are collateralized by residential real estate. As a result, our experience has been that any amount of ultimate loss is substantially less than the unpaid principal balance of a nonperforming loan.
      The allowance for loan losses as a percentage of total mortgage loans held for investment and lending receivables was 1.62% as of September 30, 2005 compared to 1.51% as of December 31, 2004. The increase in the allowance as a percentage of total mortgage loans held for investment and lending receivables was due to the credit seasoning of the mortgage loans held for investment portfolio, including the increase in nonaccrual loans. Nonaccrual loans increased $868.9 million to $5.5 billion as of September 30, 2005 from $4.6 billion as of December 31, 2004. The increase in nonaccrual loans from December 31, 2004 to September 30, 2005 was primarily the result of continued credit seasoning of the mortgage loans held for investment portfolio. The rate of increase in the nonaccrual loans during the first nine months of 2005 was less than the first nine months of 2004 due to the decline in the growth rate of the mortgage loan held for investment portfolio. Net charge-offs for the three and nine month periods ended September 30, 2005 were comparable to the same periods in 2004.
Liquidity and Capital Resources

Liquidity and Capital Management
      We have significant financing needs related to the operation of our business. We manage our liquidity and funding operations in an effort to ensure that we have access to funding sources that meet our short- and long-term financing needs in a variety of market conditions and balance sheet levels. Our strategy has been to develop diverse funding sources to meet our liquidity needs. Our liquidity and capital management practices involve actively monitoring the risk associated with our funding needs and capital structure. We regularly assess the term structure of our assets and liabilities, our interest rate risk and the reliability and concentrations of our funding sources. In order to enhance our financial flexibility, we maintain a mix of secured and unsecured debt.
      We were formed to obtain cost effective additional liquidity to fund the growth of our businesses, provide independent access to unsecured debt markets, further diversify our sources of liquidity and ultimately replace all borrowings from affiliates. Our future funding and liquidity strategy includes issuing additional unsecured long-term debt as our needs dictate and market conditions allow. We may use the proceeds of additional debt to repay GMAC to the extent permitted under our operating agreement and consistent with our long-term funding strategy. We plan to further diversify our funding sources by, among other things, further expanding our use of GMAC Bank, depending on our liquidity profile and market conditions. We may also securitize types of assets that we have not historically securitized, including unsecuritized assets that are currently on our balance sheet.
      Prior to the second quarter of 2005, we funded our operations primarily through sales and securitizations of mortgage loans and borrowings under secured and unsecured lines of credit. The lender under a majority of the unsecured lines of credit was GMAC under a $20 billion domestic revolving credit facility shared with other GMAC subsidiaries. Since the beginning of the second quarter of 2005:

•	We restructured our domestic credit facility with GMAC. GMAC contributed $2.0 billion of equity to us by forgiving a portion of the existing borrowings. The remaining domestic intercompany borrowings were converted from a single revolving facility to a $5.0 billion 10-year subordinated note, a $1.5 billion 1-year term loan and a $2.5 billion 2-year revolving line of credit. In the second quarter of 2005, the subordinated note and the term loan were funded. There have been no outstanding borrowings under the intercompany revolving line of credit.

•	We issued $4.0 billion of unsecured debt to investors. The proceeds from these notes were used to repay a portion of our domestic GMAC credit facility as well as for general corporate purposes.

•	We obtained $3.5 billion in syndicated bank credit facilities. These credit facilities are comprised of a $1.75 billion term loan due in 2008, an $875 million revolving credit facility due in 2006 and an $875 million revolving credit facility due in 2008. At the closing of the credit facilities in July 2005, we borrowed the entire $1.75 billion under the term loan and repaid all amounts then outstanding under the $1.5 billion term loan from GMAC referred to above in the first bullet plus accrued interest.

•	We filed a $12.0 billion shelf registration statement so that we may offer from time to time senior and/or subordinated debt securities.
      Going forward, we intend to fund more of our operations from third party sources and continue to pay down the GMAC and affiliate borrowings.

Funding Sources
      The following table sets forth our sources of funding as of September 30, 2005 and December 31, 2004:

	Outstanding as of

	September 30,	December 31,
	2005	2004

	(In millions)
Collateralized borrowings in securitization trusts	$49,550.3	$50,708.5
Short-term secured borrowings	23,117.2	17,718.0
Short-term unsecured non-affiliate borrowings	1,247.5	4,292.5
Long-term secured borrowings	25.8	—
Long-term unsecured borrowings	5,869.1	186.1
FHLB advances — short term	1,225.0	853.0
FHLB advances — long term	1,923.0	654.0
Bank deposits	3,635.6	1,665.0
Affiliate borrowings	6,655.1	10,006.2

Total borrowings and deposits	93,248.6	86,083.3
Off-balance sheet financings	79,067.6	61,091.4

Total	$172,316.2	$147,174.7

      The following table shows the amount of secured committed and unused liquidity facilities as of September 30, 2005 and December 31, 2004:

	Secured Committed		Unused Secured Committed
	Liquidity Facilities as of		Liquidity Facilities as of

	September 30,	December 31,	September 30,	December 31,
	2005	2004	2005	2004

	(In millions)
Mortgage loans and warehouse lending(a)	$21,270.1	$19,772.1	$8,808.5	$12,392.1
Residential construction lending receivables	1,100.0	800.0	—	100.0
Other(b)	1,925.0	1,725.0	$392.6	688.1

Total	$24,295.1	$22,297.1	$9,201.1	$13,180.2

(a)	Facilities to fund mortgage loan and warehouse lending receivables.

(b)	Facilities to fund servicing advances, servicing rights and residual interests.
          Off-Balance Sheet Financings
      Our total off-balance sheet financings were $79.1 billion as of September 30, 2005 and $61.1 billion as of December 31, 2004. A significant portion of our off-balance sheet financing relates to securitizations issued in off-balance sheet trusts. The off-balance sheet securitization trusts had aggregate outstanding balances of $75.1 billion as of September 30, 2005 and $57.4 billion as of December 31, 2004.
      We also have off-balance sheet structured facilities that fund mortgage loans during the aggregation period as well as warehouse lending receivables. These facilities provide funding for these assets through the issuance of commercial paper from multi- and single-seller asset-backed commercial paper conduits. The structured facilities had aggregate outstanding balances of $4.0 billion as of September 30, 2005 and $3.7 billion as of December 31, 2004.
     Credit Ratings
      The following table summarizes our credit ratings from the major credit rating agencies as of November 4, 2005.

	Commercial	Senior
Rating Agency	Paper	Debt	Outlook

Fitch	F3	BBB-	Evolving
Moody’s	P3	Baa3	Uncertain
S&P	A-3	BBB-	Developing
DBRS	R-2 (middle)	BBB	Developing
      Further ratings deterioration at GM or GMAC could result in lower ratings for us and a corresponding reduction in access to unsecured credit. A lowering of the debt ratings of GM or GMAC by the rating agencies that rate them would likely adversely impact our ratings, independent of any change in our circumstances.
      On October 17, 2005, GM announced that it is exploring options to further enhance GMAC’s liquidity position and its ability to support GM/GMAC synergies. GM stated that “GM is exploring the possible sale of a controlling interest in GMAC to a strategic partner, with the goal of restoring GMAC’s investment grade rating and renewing its access to low-cost financing. In addition, GMAC will continue to evaluate strategic and structural alternatives to help ensure that its residential mortgage business, Residential Capital Corp., retains its investment grade credit ratings.”
      Ratings reflect the rating agencies’ opinions of our financial strength, operating performance, strategic position and ability to meet our obligations. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.
Recently Issued Accounting Standards
      Statement of Position 03-3— In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), that addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by us. SOP 03-3 limits the accretable yield to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (expected at acquisition to be collected) over the investor’s initial investment in the loan and it prohibits “carrying over” or creating a valuation allowance for the excess of contractual cash flows over cash flows expected to be collected in the initial accounting of a loan acquired in a transfer. SOP 03-3 and the required disclosures were effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption of SOP 03-3 did not have a material impact on our financial condition or results of operations.
      Statement of Financial Accounting Standards No. 154 — In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 154, Accounting Changes and Error Corrections (SFAS 154), that addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
      Omitted.
Item 4.  Controls and Procedures.
      We maintain disclosure controls and procedures (as defined in Rule 15d-15(e)) designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer) evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures.
      Based on management’s evaluation, which disclosed no material weaknesses, our Principal Executive and Principal Financial Officer each concluded that our disclosure controls and procedures are effective. There were no changes in our internal controls over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.  Legal Proceedings.
      We are subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against it. We did not become party to any material pending legal proceedings during the nine month period ended September 30, 2005, or during the period from September 30, 2005 to the filing date of this report.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
      Omitted.
Item 3.  Defaults Upon Senior Securities.
      Omitted.
Item 4.  Submission of Matters to a Vote of Security Holders.
      Omitted.
Item 5.  Other Information.
      None.
Item 6.  Exhibits.
      Exhibits — The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. Such Index is incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 8th day of November, 2005.

Residential Capital Corporation
(Registrant)

/s/ Davee L. Olson

Davee L. Olson
Chief Financial Officer

/s/ James N. Young

James N. Young
Chief Accounting Officer and Controller

INDEX OF EXHIBITS

Exhibit	Description

12	Computation of ratio of earnings to fixed charges
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that Section. In addition Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350