Form 10-Q/A
period 2005-09-30
RESIDENTIAL CAPITAL CORP
filed 2006-03-28
CIK 1332815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q/A

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

RESIDENTIAL CAPITAL CORPORATION
EXPLANATORY NOTE
      Residential Capital Corporation (the “Company”) hereby amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 8, 2005. This amendment on Form 10-Q/A restates the Company’s interim consolidated financial statements as of and for the nine months ended September 30, 2005 and 2004 to correct the amounts on the Company’s Condensed Consolidated Statements of Cash Flows as more fully discussed in Note 1 to the accompanying condensed consolidated financial statements. In addition, the Company has amended Item 4, Controls and Procedures, to update the disclosure regarding disclosure controls and procedures and internal control over financial reporting.
      All of the information in the Form 10-Q/A is as of November 8, 2005, the filing date of the original report on Form 10-Q and does not reflect events occurring since this date. Except for Part I, items 1 and 4 and Part II, Item 6, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

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

RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Restated

	Nine Months Ended
	September 30

	2005	2004

	(Unaudited)
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$902,326	$710,281
Reconciliation of net income to net cash provided by (used in) operating activities:
Amortization and impairment of mortgage servicing rights	515,664	793,475
Depreciation and amortization	448,234	382,388
Provision for loan losses	461,796	633,498
Gain on sale of mortgage loans, net	(787,065)	(479,759)
Net gain on sale of other assets	(45,937)	(27,665)
Gain on valuation of derivatives	(7,740)	(406,286)
Gain on investment securities	(243,047)	(28,517)
Equity in earnings of investees in excess of cash received	(93,294)	(110,942)
Loss on valuation of mortgage servicing rights	17,599	229,449
Originations and purchases of mortgage loans held for sale	(119,203,250)	(85,018,262)
Proceeds from sales and repayments of mortgage loans held for sale	105,589,462	81,838,532
Deferred income tax	30,842	348,963
Net change in:
Trading securities	(173,765)	962,017
Accounts receivable	214,462	(246,569)
Other assets	723,870	1,206,751
Other liabilities	(969,842)	(300,188)

Net cash provided by (used in) operating activities	(12,619,685)	487,166
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in lending receivables	(1,894,223)	(1,199,936)
Originations and purchases of mortgage loans held for investment	(14,538,710)	(27,311,730)
Proceeds from sales and repayments of mortgage loans held for investment	21,502,337	13,774,428
Purchases of available for sale securities	(570,903)	(596,111)
Proceeds from sales and repayments of available for sale securities	451,971	16,626
Additions to mortgage servicing rights	(149,912)	(210,550)
Sales of mortgage servicing rights	207,591	—
Purchase of and advances to investments in real estate and other	(685,433)	(507,002)
Proceeds from sales of and returns of investments in real estate and other	661,486	588,973
Other, net	416,551	151,084

Net cash provided by (used in) investing activities	5,400,755	(15,294,218)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in affiliate borrowings	(1,350,884)	289,353
Net increase in other short-term borrowings	2,388,217	459,884
Proceeds from issuance of collateralized borrowings in securitization trusts	16,146,955	25,243,628
Repayments of collateralized borrowings in securitization trusts	(16,943,441)	(12,237,526)
Proceeds from other long-term borrowings	7,211,850	—
Repayments of other long-term borrowings	(268,178)	(223,703)
Increase in deposit liabilities	1,970,592	686,578

Net cash provided by financing activities	9,155,111	14,218,214
Effect of foreign exchange rates on cash and cash equivalents	(21,593)	2,121

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,914,588	(586,717)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	899,083	941,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,813,671	$354,376

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Capital contribution through forgiveness of affiliate borrowings	$2,000,000	$—
Capital contributions of lending receivables	103,681	—
The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation
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
Restatement of Cash Flow Information
      Subsequent to the issuance of the Company’s interim consolidated financial statements as of and for the nine months ended September 30, 2005, the Company restated its historical condensed consolidated financial statements for the nine months ended September 30, 2005 and 2004 to correct the classification of cash flows related to certain mortgage loans. Specifically, cash outflows related to certain mortgage loan originations and purchases were not appropriately classified as either operating cash flows or investing cash flows consistent with our original designation as loans held for sale or loans held for investment. In addition, proceeds from sales and repayments related to certain mortgage loans, which initially were classified as mortgage loans held for investment and subsequently transferred to mortgage loans held for sale, were reported as operating cash flows instead of investing cash flows in our consolidated statements of cash flows, as required by Statement of Financial Accounting Standards No. 102 Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. Finally, certain non-cash proceeds and transfers were not appropriately presented in the statements of cash flows.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The restatement does not impact the total increase or decrease in cash and cash equivalents. Further, the restatement has no impact on the Company’s consolidated statement of income, consolidated balance sheet or consolidated statement of changes in stockholder’s equity. The effect of the restatement on the Company’s previously reported consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 is as follows:

	Nine Months Ended

	September 30, 2005	September 30, 2004

	(Dollars in thousands)
Net cash provided by (used in) operating activities:
As previously reported	$(2,442,819)	$2,947,350
As restated	(12,619,685)	487,166
Net cash provided by (used in) investing activities:
As previously reported	(4,776,111)	(17,754,402)
As restated	5,400,755	(15,294,218)

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

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The Company’s risk management objectives are to minimize market risk and cash flow volatility associated with interest rate, prepayment, and basis risks related to certain assets and liabilities. Derivative financial instruments are used as part of the Company’s risk management policy to manage risk related to specific groups of assets and liabilities, including trading securities, mortgage loans held for sale, mortgage loans held for investment, mortgage servicing rights, collateralized borrowings in securitization trusts and

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
other borrowings. The Company also utilizes foreign currency swaps and forward contracts to hedge foreign currency denominated assets and liabilities. In addition, the Company holds derivative instruments such as commitments to purchase or originate mortgage loans that it has entered into in the normal course of business.
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

RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2005
Restated

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$10,226	$(13,047,468)	$781,448	$(363,891)	$(12,619,685)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in lending receivables	—	(190,316)	(1,703,907)	—	(1,894,223)
Originations and purchases of mortgage loans held for investment	—	(10,862,508)	(3,765,153)	88,951	(14,538,710)
Proceeds from sales and repayments of mortgage loans held for investment	—	4,744,179	16,758,158	—	21,502,337
Purchases of available for sale securities	—	(551,531)	(19,372)	—	(570,903)
Proceeds from sales and repayments of available for sale securities	—	435,416	16,555	—	451,971
Additions to mortgage servicing rights	—	(152,162)	2,250	—	(149,912)
Sales of mortgage servicing rights	—	207,591	—	—	207,591
Purchase of and advances to investments in real estate and other	—	(43,209)	(642,224)	—	(685,433)
Proceeds from sales of and returns of investments in real estate and other	—	88,885	572,601	—	661,486
Payment of capital contribution	—	(10,000)	—	10,000	—
Net increase in affiliate lending	(2,662,744)	—	—	2,662,744	—
Other, net	(19,010)	61,152	374,409	—	416,551

Net cash provided by (used in) investing activities	(2,681,754)	(6,272,503)	11,593,317	2,761,695	5,400,755
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in affiliate borrowings	(1,009,000)	2,502,000	(233,884)	(2,610,000)	(1,350,884)
Net increase (decrease) in other short-term borrowings	—	1,914,817	233,411	239,989	2,388,217
Proceeds from issuance of collateralized borrowings in securitization trusts	—	14,463,450	1,683,505	—	16,146,955
Repayments of collateralized borrowings in securitization trusts	—	—	(16,899,368)	(44,073)	(16,943,441)
Proceeds from other long-term borrowings	5,752,850	—	1,459,000	—	7,211,850
Repayments of other long-term borrowings	(29,048)	—	(239,130)	—	(268,178)
Proceeds from capital contribution	—	—	10,000	(10,000)	—
Increase in deposit liabilities	—	—	1,970,592	—	1,970,592

Net cash provided by (used in) financing activities	4,714,802	18,880,267	(12,015,874)	(2,424,084)	9,155,111
Effect of foreign exchange rates on cash and cash equivalents	—	—	(21,593)	—	(21,593)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,043,274	(439,704)	337,298	(26,280)	1,914,588
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	648,511	293,712	(43,140)	899,083

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,043,274	$208,807	$631,010	$(69,420)	$2,813,671

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

RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2004
Restated

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$(62,290)	$818,170	$(268,714)	$487,166
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in lending receivables	—	(122,557)	(1,077,379)	—	(1,199,936)
Originations and purchases of mortgage loans held for investment	—	(26,813,661)	(498,069)	—	(27,311,730)
Proceeds from sales and repayments of mortgage loans held for investment	—	2,362,194	11,412,234	—	13,774,428
Purchases of available for sale securities	—	(556,336)	(39,775)	—	(596,111)
Proceeds from sales and repayments of available for sale securities	—	4,410	12,216	—	16,626
Additions to mortgage servicing rights	—	(204,172)	(6,378)	—	(210,550)
Purchase of and advances to investments in real estate and other	—	(36,807)	(470,195)	—	(507,002)
Proceeds from sales of and returns of investments in real estate and other	—	101,543	487,430	—	588,973
Payment of capital contribution	—	(34,557)	—	34,557	—
Other, net	—	121,394	29,690	—	151,084

Net cash provided by (used in) investing activities	—	(25,178,549)	9,849,774	34,557	(15,294,218)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in affiliate borrowings	—	(55,345)	344,698	—	289,353
Net increase (decrease) in other short-term borrowings	—	998,664	(596,426)	57,646	459,884
Proceeds from issuance of collateralized borrowings in securitization trusts	—	23,817,593	1,426,035	—	25,243,628
Repayments of collateralized borrowings in securitization trusts	—	—	(12,245,871)	8,345	(12,237,526)
Repayments of other long-term borrowings	—	—	(223,703)	—	(223,703)
Proceeds from capital contribution	—	—	34,557	(34,557)	—
Dividends paid	—	—	(185,000)	185,000	—
Increase in deposit liabilities	—	—	686,578	—	686,578

Net cash provided by (used in) financing activities	—	24,760,912	(10,759,132)	216,434	14,218,214
Effect of foreign exchange rates on cash and cash equivalents	—	—	2,121	—	2,121

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(479,927)	(89,067)	(17,723)	(586,717)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	666,430	295,671	(21,008)	941,093

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$186,503	$206,604	$(38,731)	$354,376

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
      Omitted.
Item 4.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
      We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures.
      Based on management’s evaluation and solely because of the material weakness related to our controls over the preparation, review, presentation and disclosure of our consolidated statements of cash flows as described in our Management’s Report on Internal Control over Financial Reporting in Item 8, our Chief Executive and Chief Financial Officers each concluded that our disclosure controls and procedures are not effective.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in its assessment as of December 31, 2005.
      The Company did not sufficiently design and maintain effective controls over the preparation, review, presentation and disclosure of our consolidated statement of cash flows. Specifically, cash outflows related to certain mortgage loan originations and purchases were not appropriately classified as either operating cash flows or investing cash flows consistent with our original designation as loans held for sale or loans held for investment. In addition, proceeds from sales and repayments related to certain mortgage loans, which initially were classified as mortgage loans held for investment and subsequently transferred to mortgage loans held for sale, were reported as operating cash flows instead of investing cash flows in our consolidated statements of cash flows, as required by Statement of Financial Accounting Standards No. 102 Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. Finally, certain non-cash proceeds and transfers were not appropriately presented in the statement of cash flows.

      These matters impacted the Consolidated Statement of Cash Flows for the years ended December 31, 2004 and 2003, the nine month period included in our quarterly report on Form 10-Q for the quarterly period ended September 30, 2005 and 2004, and the three and six month periods included in our previously filed Form 10 for the quarterly periods ended March 31 and June 30, 2005 and 2004, respectively. The Company has restated its operating and investing cash flows for all of these impacted periods and management determined that the Company’s existing controls over the preparation, review, presentation and disclosure of the Company’s Consolidated Statements of Cash Flows were not sufficiently designed or maintained to prevent or detect a material misstatement which resulted in these restatements. Accordingly, management determined this control deficiency constitutes a material weakness.
      The correction of the cash flow information does not change total cash and cash equivalents reflected in the previously reported consolidated statements of cash flows. Furthermore, the correction has no effect on our consolidated statements of income, consolidated balance sheets or consolidated statements of changes in stockholder’s equity for any period.
      In order to address this material weakness in our internal control over financial reporting, management is working to design and implement enhanced controls to aid in the correct preparation, review, presentation and disclosures of the Company’s consolidated statement of cash flows. Management will continue to monitor, evaluate and test the operating effectiveness of these controls.
Changes in Internal Control over Financial Reporting
      In order to address the material weakness in our internal control over financial reporting, we are working to design and implement enhanced controls to aid in the correct preparation, review, presentation and disclosures of the consolidated statement of cash flows. We will monitor, evaluate and test the operating effectiveness of these controls.
      There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in part II, Item 8 of the Annual Report on Form 10-K.
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

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 28th day of March, 2006.

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