Form 10-K
period 2005-12-31
RESIDENTIAL CAPITAL CORP
filed 2006-03-28
CIK 1332815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number: 0-51438
RESIDENTIAL CAPITAL
CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-1770738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8400 Normandale Lake Boulevard
Minneapolis, MN
55437
(Address of principal executive offices)
(Zip Code)
(952) 857-8700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act
None
Securities registered pursuant to Section 12(g) of the Act
Common Stock, $0.01 par value per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes ☑         No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer    ☐              Accelerated filer    ☐              Non-accelerated filer    ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     As of December 31, 2005, there were outstanding 1,000 shares of the issuer’s $0.01 par value common stock.
     Documents incorporated by reference: None.
Reduced Disclosure Format
     The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

RESIDENTIAL CAPITAL CORPORATION

PART I

Item 1.	BUSINESS.
      The terms “ResCap,” “the company,” “we,” “our” and “us” refer to Residential Capital Corporation and its subsidiaries as a consolidated entity, except where it is clear that the terms mean only Residential Capital Corporation. Residential Capital Corporation did not conduct any operations prior to the transfer of our wholly-owned subsidiaries GMAC Residential Holding Corp. and GMAC-RFC Holding Corp. to us in March 2005. We describe our business as if it were our business for all historical periods described. We conduct our operations through four operating segments: GMAC Residential, which represents substantially all of the operations of GMAC Residential Holding, and the Residential Capital Group, Business Capital Group and International Business Group, representing substantially all of the operations of GMAC-RFC Holding. References to our historical assets, liabilities, products, businesses or activities are generally intended to refer to the historical assets, liabilities, products, businesses or activities of GMAC Residential Holding and GMAC-RFC Holding and their respective subsidiaries as they were conducted prior to their transfer to us.
Business Overview
      We are a leading real estate finance company focused primarily on the residential real estate market. Our globally diversified businesses include:

•	U.S. Residential Real Estate Finance — We are one of the largest participants in the U.S. residential real estate finance industry. We operate this business through two segments, GMAC Residential and Residential Capital Group. Through these segments, we:

—	Originate, purchase, sell and securitize residential mortgage loans throughout the United States. We are the sixth largest producer of residential mortgage loans in the United States (as ranked by Inside Mortgage Finance), producing approximately $159 billion in residential mortgage loans in 2005, and the fifth largest non-agency issuer of mortgage-backed and mortgage-related asset-backed securities in the United States.

—	Provide primary and master servicing to investors in our residential mortgage loans and securitizations. As of December 31, 2005, we were the sixth largest servicer of residential mortgage loans in the United States (as ranked by Inside Mortgage Finance), with a primary servicing portfolio of approximately $355 billion.

—	Provide collateralized lines of credit, which we refer to as warehouse lending facilities, to other originators of residential mortgage loans. As of December 31, 2005, we believe we were the largest provider of such facilities in the United States.

—	Hold a portfolio of residential mortgage loans for investment and retained interests from our securitization activities. This portfolio included approximately $69.2 billion in mortgage loans and retained interests as of December 31, 2005.

—	Conduct limited banking activities through our federally chartered savings bank, GMAC Bank.

—	Provide real estate closing services.

•	Business Capital — Through our Business Capital Group, we provide financing and equity capital to residential land developers and homebuilders. We also provide financing to resort developers and healthcare-related enterprises.

•	International — Through our International Business Group, we originate, purchase, sell and securitize residential mortgage loans in the United Kingdom, The Netherlands, Germany, Canada and Mexico. We also extend credit to companies involved in residential real estate development in Mexico and provide warehouse lending facilities to Mexican mortgage originators. We believe that we are the largest originator of nonprime residential mortgage loans in the United Kingdom, originating approximately $4.6 billion of such loans in 2005. We produced approximately $17 billion in residential mortgage loans outside the United States in 2005 and we had a servicing portfolio of approximately $24 billion of such loans as of December 31, 2005.

      We also provide complementary real estate services, including real estate brokerage and relocation services.
      We are a wholly-owned subsidiary of GMAC Mortgage Group, Inc., which is a wholly-owned subsidiary of General Motors Acceptance Corporation. GMAC is a wholly-owned subsidiary of General Motors Corporation. Our headquarters are located at 8400 Normandale Lake Boulevard in Minneapolis, Minnesota and our telephone number is (952) 857-8700.
      We were incorporated in Delaware in August 2004. We did not conduct any operations prior to the transfer of our wholly-owned subsidiaries GMAC Residential Holding and GMAC-RFC Holding, and their respective subsidiaries, to us in March 2005. We describe our business as if it were our business for all historical periods described. References to our historical assets, liabilities, products, businesses or activities are generally intended to refer to the historical assets, liabilities, products, businesses or activities of GMAC Residential Holding and GMAC-RFC Holding and their respective subsidiaries as they were conducted prior to their transfer to us.
      We make our periodic and current reports available, free of charge, on the Investor Relations — SEC Filings section of our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our website address is www.rescapholdings.com.
Our Business

U.S. Residential Real Estate Finance
      We are one of the largest residential mortgage producers and servicers in the United States, producing approximately $159 billion in residential mortgage loans in 2005 and servicing approximately $355 billion in residential mortgage loans as of December 31, 2005. We are also one of the largest non-agency issuers of mortgage-backed and mortgage-related asset-backed securities in the United States. Additionally, as of December 31, 2005, we believe we were the largest provider of warehouse lending to the residential mortgage lending industry in the United States.
      The principal activities of our U.S. residential real estate finance business include:

•	Originating, purchasing, selling and securitizing residential mortgage loans;

•	Servicing residential mortgage loans for ourselves and others;

•	Providing warehouse financing to residential mortgage loan originators and correspondent lenders to originate residential mortgage loans;

•	Creating a portfolio of mortgage loans and retained interests from our securitization activities;

•	Conducting limited banking activities through GMAC Bank; and

•	Providing real estate closing services.
          Loan Origination and Acquisition

Sources of Loan Production
      We have three primary sources for our residential mortgage loan production: the origination of loans through our direct lending network, the origination of loans through our mortgage brokerage network and the purchase of loans in the secondary market (primarily from correspondent lenders).

Direct Lending Network
      Our direct lending network consists of retail branches, internet and telephone-based operations. Our retail network targets customers desiring face-to-face service. Typical referral sources are realtors, homebuilders, credit unions, small banks and affinity groups.
      We originate residential mortgage loans through our direct lending network using two brands:

•	GMAC Mortgage, focusing on retail, telephone and internet lending services; and

•	ditech.com®, focusing on telephone and internet lending services.
We also originate mortgage loans through our participation in GM Family First, an affinity program available to GM employees, retirees and their families and employees of GM’s subsidiaries, dealers and suppliers and their families in the United States. In addition, we conduct origination activities associated with the refinancing of existing mortgage loans for which we are the primary servicer.

Mortgage Brokerage Network
      In addition to mortgage loans we originate through our direct lending network, we also originate residential mortgage loans through mortgage brokers. Loans sourced by mortgage brokers are funded by us and generally closed in our name.
      When originating loans through mortgage brokers, the mortgage broker’s role is to identify the applicant, assist in completing the loan application, gather necessary information and documents and serve as our liaison with the borrower through the lending process. We review and underwrite the application submitted by the mortgage broker, approve or deny the application, set the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions required by us, fund the loan. Because mortgage brokers conduct their own marketing, employ their own personnel to complete the loan applications and maintain contact with the borrowers, mortgage brokers represent an efficient loan production channel.
      We qualify and approve all mortgage brokers who generate mortgage loans for us, and we continue to monitor their performance. These mortgage brokers must complete an application, disclose certain information about their business and provide us evidence of their licenses. Upon approval, the mortgage brokers must enter into a standard broker agreement with us, whereby the brokers agree, among other things, to comply with all applicable laws (including consumer disclosure requirements) in connection with their mortgage loan generation activities.

Correspondent Lender and other Secondary Market Purchases
      Loans purchased from correspondent lenders are originated or purchased by the correspondent lenders, and subsequently sold to us. As with our mortgage brokerage network, we approve any correspondent lenders that participate in our loan purchase programs. In determining whether to approve a correspondent lender, we generally consider its financial status, its previous experience in originating mortgage loans and its potential loan origination volumes, its prior delinquency and loss experience (if available), its underwriting standards and quality control procedures and, if applicable, its servicing operations. Upon approval, each correspondent lender must sign an agreement with us to originate loans in accordance with the underwriting standards and procedures required by our loan programs. These agreements also require that the correspondent lender originate its loans in accordance with all applicable laws.
      We also purchase pools of residential mortgage loans from entities other than correspondent lenders, which we refer to as bulk purchases. These purchases are generally made from large financial institutions. In connection with these purchases, we typically conduct due diligence on all or a sampling of the mortgage pool and use our underwriting technology to determine if the loans meet the underwriting requirements of our loan programs.

      Some of the residential mortgage loans we obtain in bulk purchases are “seasoned” or “distressed.” Seasoned mortgage loans are loans that generally have been funded for more than 12 months. Distressed mortgage loans are loans that are currently in default or otherwise not performing. We sometimes also obtain foreclosed properties as part of these bulk purchases. For more information regarding our treatment of seasoned and distressed loans, see the discussion under the heading “— Our U.S. Residential Real Estate Finance Operating Segments — Residential Capital Group — Seasoned and Distressed Mortgage Loans.”
      Summary of Production Channels
      The following table summarizes our mortgage loan production by channel:

	U.S. Mortgage Loan Production by Channel

	For the Year Ended December 31,

	2005		2004		2003

		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
Retail branches	126,527	$19,097	134,160	$18,012	249,478	$28,881
Direct lending (other than retail branches)	161,746	17,228	148,343	16,209	232,792	31,411
Mortgage brokers	134,263	22,961	111,571	16,302	143,353	21,522
Correspondent lender and secondary market purchases	552,624	99,776	533,459	82,504	586,561	89,406

Total U.S. production	975,160	$159,062	927,533	$133,027	1,212,184	$171,220

      Types of Mortgage Loans
      We originate and acquire mortgage loans that generally fall into one of the following five categories:

•	Prime Conforming Mortgage Loans — These are prime credit quality first-lien mortgage loans secured by single-family residences that meet or “conform” to the underwriting standards established by Fannie Mae or Freddie Mac for inclusion in their guaranteed mortgage securities programs.

•	Prime Non-Conforming Mortgage Loans — These are prime credit quality first-lien mortgage loans secured by single-family residences that either (1) do not conform to the underwriting standards established by Fannie Mae or Freddie Mac, because they have original principal amounts exceeding Fannie Mae and Freddie Mac limits ($333,700 in 2004, $359,650 in 2005 and $417,000 in 2006), which are commonly referred to as jumbo mortgage loans, or (2) have alternative documentation requirements and property or credit-related features (e.g., higher loan-to-value or debt-to-income ratios) but are otherwise considered prime credit quality due to other compensating factors.

•	Government Mortgage Loans — These are first-lien mortgage loans secured by single-family residences that are insured by the Federal Housing Administration or guaranteed by the Veterans Administration.

•	Nonprime Mortgage Loans — These are first-lien and certain junior lien mortgage loans secured by single-family residences, made to individuals with credit profiles that do not qualify for a prime loan, have credit-related features that fall outside the parameters of traditional prime mortgage products or have performance characteristics that otherwise expose us to comparatively higher risk of loss.

•	Prime Second-Lien Mortgage Loans — These are open- and closed-end mortgage loans secured by a second or more junior lien on single-family residences, which include home equity mortgage loans.

      The following table summarizes our mortgage loan production by type:

	U.S. Mortgage Loan Production by Type

	For the Year Ended December 31,

	2005		2004		2003

		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
Prime conforming	275,351	$50,047	276,129	$45,593	557,618	$89,259
Prime non-conforming	192,914	55,811	163,260	43,473	139,759	38,093
Government	31,164	4,251	40,062	4,834	49,988	4,929
Nonprime	226,317	35,874	217,344	27,880	239,142	29,763
Prime second-lien	249,414	13,079	230,738	11,247	225,677	9,176

Total U.S. production	975,160	$159,062	927,533	$133,027	1,212,184	$171,220

      The following table summarizes our U.S. mortgage loan production by purpose and interest rate type:

	For the Year Ended December 31,

	2005	2004	2003

	(In millions)
Purpose:
Purchase	$64,164	$49,985	$38,000
Non-purchase	94,898	83,042	133,220

	$159,062	$133,027	$171,220

Interest rate type:
Fixed rate	$79,863	$72,390	$142,816
Adjustable rate	79,199	60,637	28,404

	$159,062	$133,027	$171,220

Underwriting Standards and Quality Control
      All mortgage loans that we originate and most of the mortgage loans we purchase are subject to our underwriting guidelines and loan origination standards. When originating mortgage loans directly through our retail branches or by internet or telephone, or indirectly through mortgage brokers, we follow established lending policies and procedures that require consideration of a variety of factors, including:

•	the borrower’s capacity to repay the loan;

•	the borrower’s credit history;

•	the relative size and characteristics of the proposed loan; and

•	the amount of equity in the borrower’s property (as measured by the borrower’s loan-to-value ratio).
      Our underwriting standards have been designed to produce loans that meet the credit needs and profiles of our borrowers, thereby creating more consistent performance characteristics for investors in our loans. When purchasing mortgage loans from correspondent lenders, we either re-underwrite the loan prior to purchase or delegate underwriting responsibility to the correspondent lender originating the mortgage loan.
      To further ensure consistency and efficiency, much of our underwriting analysis is conducted through the use of automated underwriting technology. We also conduct a variety of quality control procedures and periodic audits to ensure compliance with our origination standards, including our responsible lending standards and legal requirements. Although many of these procedures involve manual reviews of loans, we seek to leverage our technology in further developing our quality control procedures. For example, we have programmed many of our compliance standards into our loan origination systems and continue to use and develop automated compliance technology to mitigate regulatory risk.
          Sale and Securitization Activities
      We sell most of the mortgage loans we originate or purchase. In 2005, we sold $149.2 billion in mortgage loans. We typically sell our Prime Conforming Mortgage Loans in sales that take the form of securitizations guaranteed by Fannie Mae or Freddie Mac, and we typically sell our Government Mortgage Loans in securitizations guaranteed by the Government National Mortgage Association, or Ginnie Mae. In 2005, we sold $50.6 billion of mortgage loans to government-sponsored enterprises, or 34% of the total loans we sold, and $98.6 billion to other investors through whole-loan sales and securitizations, including both on-balance sheet and off-balance sheet securitizations. We hold the mortgage loans that we do not sell and the securities and subordinated interests that we retain in our securitizations as part of our investment portfolio. See “— Mortgage Loans Held for Investment and Retained Interests” for more information about our management of these retained interests. We generally retain the servicing rights with respect to loans that we sell or securitize.
      Our sale and securitization activities include developing asset sale or retention strategies, conducting pricing and hedging activities and coordinating the execution of whole-loan sales and securitizations. Specifically, we set current pricing for loan purchases, manage loan commitments and the inventory of mortgage loans awaiting sale or securitization, and hedge mortgage loans against interest-rate risk during the aggregation period, which is the time between the initial acquisition of a mortgage loan and its sale or securitization. For more information on our hedging activities, see the discussion under the heading “Risk Factors — Risks Related to Our Business — Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates” and “Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk.”
      The length of time from the origination or purchase of a mortgage loan to its sale or securitization generally ranges from 10 to 100 days, depending on a variety of factors including loan volume by product type, interest rates and other capital market conditions. During 2005, we typically sold loans within 20 to 60 days of purchase or origination. We generally sell or securitize mortgage loans in the secondary market when we have accumulated a sufficient volume of mortgage loans with similar characteristics, usually $150 million to $1.5 billion in principal amount.
      In conducting our securitizations, we typically sell the related pool of mortgage loans to one of our wholly-owned special purpose entities, which then sells the loans to a separate, transaction-specific securitization trust in exchange for cash and certain trust interests that we may retain. The securitization trust issues and sells interests to third-party investors that entitle the investors to specified cash flows generated from the securitized loans. These interests are usually represented by notes or certificates with various interest rates and are supported by the payments on the loans acquired by the trust.
      As a result of the structure of these securitizations, the third party investors and the securitization trusts have no recourse to our assets or us and have no ability to require us to repurchase their securities, but rather have recourse only to the assets transferred to the trust. We do make certain representations and warranties concerning the mortgage loans, such as lien status or mortgage insurance coverage. If we are found to have breached a representation or warranty we could be required to repurchase the loan from the securitization trust. See “Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Purchase Obligations and Options.” We do not guarantee any securities issued by the securitization trusts as part of our securitizations. In the past, however, we have provided guarantees or pledged collateral to third party credit enhancement providers in support of certain securitization activities. These guarantees and pledged collateral had an aggregate maximum potential liability of $177.1 million as of December 31, 2005. To date, no claims have been made under these guarantees, nor has any of the collateral been subject to any claims.

      In addition to the cash we receive in exchange for the mortgage loans we sell to the securitization trust, we often retain interests in the securitization trust as partial payment for the loans and generally hold these retained interests in our investment portfolio. These retained interests may take the form of mortgage-backed or mortgage-related asset-backed securities (including senior and subordinated interests), interest-only, principal-only, investment grade, non-investment grade or unrated securities. We are entitled to receive payment on our subordinated retained interests only after the investors holding more senior interests are repaid their investment plus interest and there is excess cash remaining in the securitization trust. Thus, the subordinated interests we retain serve as credit enhancement for the more senior securities issued by the securitization trust. Our ability to receive payment on our retained interests depends on the performance of the underlying mortgage loans, and material adverse changes in performance of the loans, including actual credit losses and prepayment speeds, could have a material adverse effect on the value of these retained interests. See “Risk Factors — Risks Related to Our Business — Our earnings may decrease because of increases or decreases in interest rates;” “Risk Factors — Risks Related to Our Business — General business and economic conditions may significantly and adversely affect our revenues, profitability and financial condition” and “Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Valuation of Interests in Securitized Assets” for more information regarding our accounting for these retained interests and how the value of these retained interests may be affected by events outside of our control.
      One of our wholly-owned subsidiaries is a registered broker dealer and member of the National Association of Securities Dealers, Inc. This subsidiary underwrites and distributes some of our mortgage-backed and mortgage-related asset-backed securities, and provides capital market liquidity in mortgage-backed securities and mortgage-related asset-backed securities sold by us to both institutional investors and financial institutions in the United States.
          Servicing Activities
      Although we sell most of the residential mortgage loans that we produce, we generally retain the rights to service these loans. The mortgage servicing rights we retain consist of primary and master servicing rights. Primary servicing rights represent our right to service certain mortgage loans originated or purchased and later sold on a servicing-retained basis through our securitization activities and whole-loan sales, as well as primary servicing rights we purchase from other mortgage industry participants. When we act as primary servicer, we collect and remit mortgage loan payments, respond to borrower inquiries, account for principal and interest, hold custodial and escrow funds for payment of property taxes and insurance premiums, counsel or otherwise work with delinquent borrowers, supervise foreclosures and property dispositions and generally administer the loans. Master servicing rights represent our right to service mortgage-backed and mortgage-related asset-backed securities and whole-loan packages sold to investors. When we act as master servicer, we collect mortgage loan payments from primary servicers and distribute those funds to investors in mortgage-backed and mortgage-related asset-backed securities and whole-loan packages. Key services in this regard include loan accounting, claims administration, oversight of primary servicers, loss mitigation, bond administration, cash flow waterfall calculations, investor reporting and tax reporting compliance.
      We also occasionally purchase primary servicing rights from other mortgage industry participants or agree to provide primary mortgage servicing as a subservicer where we do not hold the corresponding servicing right (and, therefore, do not include the mortgage servicing right as an asset in our financial statements). As of December 31, 2005, we acted as primary servicer and owned the corresponding servicing rights on approximately 2.8 million residential mortgage loans having an aggregate unpaid principal balance of approximately $355 billion, and we acted as subservicer (and did not own the corresponding servicing rights) on approximately 271,000 loans having an aggregate unpaid principal balance of $38.9 billion. We also acted as master servicer on approximately 1.1 million residential mortgage loans having an aggregate principal balance of approximately $132.6 billion as of December 31, 2005 (including loans for which we are also primary servicer).

      In return for performing primary and master servicing functions, we receive servicing fees equal to a specified percentage of the outstanding principal balance of the loans being serviced and may also be entitled to other forms of servicing compensation, such as late payment fees or prepayment penalties. Our servicing compensation also includes interest income, or the “float,” earned on collections that are deposited in various custodial accounts between their receipt and our distribution of the funds to investors.
      We sometimes advance funds to investors or third parties in mortgage-backed and mortgage-related asset-backed securities and whole-loan packages, in our capacity as master or primary servicer, to cover delinquent payments on the related pool of mortgage loans and taxes and insurance premiums not covered by borrowers’ escrow funds. Any such funds that we advance are repaid from future payments made by the borrowers underlying the pool of mortgage loans.
      The value of our mortgage servicing rights is sensitive to changes in interest rates and other factors. We have developed and implemented a hedge program to, among other things, mitigate the overall risk of impairment loss due to a change in the fair value of our mortgage servicing rights. In accordance with this hedge program, we designate hedged risk as the change in the total fair value of our capitalized mortgage servicing rights. The success or failure of this hedging program may have a material effect on our results of operations. For additional information regarding our mortgage servicing rights hedged risk and how we manage this risk, see the discussion under the headings “Risk Factors — Risks Related to Our Business — Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates” and “Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Valuation of Mortgage Servicing Rights.”
      The following table sets forth the types of residential mortgage loans comprising our primary servicing portfolio for which we hold the corresponding mortgage servicing rights:

	U.S. Mortgage Loan Servicing Portfolio

	As of December 31,

	2005		2004		2003

		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
Prime conforming mortgage loans	1,393,379	$186,405	1,323,918	$165,577	1,309,295	$153,693
Prime non-conforming mortgage loans	257,550	76,980	203,822	55,585	178,334	43,951
Government mortgage loans	181,679	18,098	191,844	18,328	191,023	17,594
Nonprime mortgage loans	493,486	56,373	505,929	51,139	486,634	45,747
Prime second-lien mortgage loans	500,534	17,073	445,396	13,718	358,761	9,522

Total primary servicing portfolio*	2,826,628	$354,929	2,670,909	$304,347	2,524,047	$270,507

*	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 271,489 with an unpaid principal balance of $38.9 billion as of December 31, 2005, 99,082 with an unpaid principal balance of $13.9 billion as of December 31, 2004 and 95,952 with an unpaid balance of $9.0 billion as of December 31, 2003.

      The following table sets forth information concerning the delinquency experience, including pending foreclosures, on residential mortgage loans that generally complied with our underwriting criteria at the time of origination or purchase and for which we were the primary servicer as of the dates indicated. We do not have direct credit exposure on most of these mortgage loans; our direct exposure is limited to those mortgage loans held for investment or sale and those loans for which we have retained interests. The determination as to whether a loan falls into a particular delinquency category is made as of the close of business on the last business day of each month.

	U.S. Mortgage Loan Servicing Portfolio Delinquency

	For the Year Ended December 31,

	2005		2004		2003

		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
Total U.S. mortgage loans serviced	2,826,628	$354,929	2,670,909	$304,347	2,524,047	$270,507

Period of delinquency(1)(2)
30 to 59 days	80,431	$9,559	74,344	$8,021	74,813	$7,736
60 to 89 days	25,052	2,703	21,627	2,066	21,479	2,156
90 days or more	36,973	3,367	26,495	2,376	24,160	2,119
Foreclosures pending	31,925	3,370	37,712	3,458	32,624	3,383

Total delinquent loans	174,381	$18,999	160,178	$15,921	153,076	$15,394

Percent of U.S. mortgage loans serviced	6.17%	5.35%	6.00%	5.23%	6.06%	5.69%

(1)	As used in this discussion, prime credit quality loans and some of our other mortgage loans are considered to be 30 or more days delinquent when a payment due remains unpaid as of the close of business on the last business day immediately prior to the next following monthly due date.

(2)	Does not include foreclosures pending.
      The delinquency and pending foreclosure information set forth above may not be representative of the results we will experience on any mortgage loans we produce and service in the future.
          Warehouse Lending
      We believe we are the largest provider of warehouse lending facilities to correspondent lenders and other mortgage originators in the United States. These facilities enable those lenders and originators to finance residential mortgage loans until they are sold in the secondary mortgage loan market. We provide warehouse lending facilities for a full complement of residential mortgage loans, including mortgage loans that we acquire through our correspondent lenders. We provide some of our warehouse lending facilities through GMAC Bank.
      Advances under our warehouse lending facilities are generally fully collateralized by the underlying mortgage loans and bear interest at variable rates. Our warehouse lending facilities generally have a one-year term that may be renewed or extended, although some of our warehouse lending facilities have up to a four-year term. In addition, we also make lines of credit and term loans available to a limited number of our correspondent lenders to finance the acquisition of servicing rights, the retention of interest-only securities and other residual interests in their securitizations or for general working capital purposes.
      As of December 31, 2005, we had total warehouse line of credit commitments of approximately $17.8 billion, against which we had advances outstanding of approximately $9.0 billion. We purchased approximately 15% of the mortgage loans financed by our warehouse lending facilities in 2005.

          Mortgage Loans Held for Investment and Retained Interests
      We hold a portfolio of assets consisting of (1) residential mortgage loans held for investment, including residential mortgage loans sold in on-balance sheet securitizations and (2) retained interests from our securitization activities. As of December 31, 2005, the principal balance of our mortgage loan portfolio was approximately $67.9 billion and the fair value of our retained interests was approximately $1.3 billion. We hold a portion of this portfolio through GMAC Bank. Our portfolio of mortgage loans and retained interests provides a source of revenue as we recognize interest income over the life of the underlying mortgage loans.
      Our portfolio of residential mortgage loans held for investment and retained interests includes some residential mortgage loans we own directly, having decided to hold these loans in our portfolio instead of selling them through whole-loan sales or securitizations. A decision to retain certain assets in our portfolio is dependent upon a variety of factors, including the type of mortgage product, the interest rate environment, general economic conditions, the availability of efficient funding sources and other factors in the capital markets. These factors impact our assessment of the value of the asset and its ability to generate revenues over time. As discussed above under the heading “— Sale and Securitization Activities,” the interests that we retain from our securitizations may include mortgage-backed or mortgage-related asset-backed securities (including senior and subordinated interests), interest-only, principal-only, investment grade, non-investment grade or unrated securities. Our ability to obtain repayment on our retained interests depends on the performance of the underlying mortgage loans, and material adverse changes in performance of the loans, including actual credit losses and increased prepayment speeds, could have a material adverse effect on the value of these retained interests. See “Risk Factors — Risks Related to Our Business — Our earnings may decrease because of increases or decreases in interest rates;” “Risk Factors — Risks Related to Our Business — General business and economic conditions may significantly and adversely affect our revenues, profitability and financial condition” and “Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Valuation of Interests in Securitized Assets” for more information regarding our accounting for these retained interests and how the value of these retained interests may be affected by events outside our control.
      We own in our portfolio retained interests from securitizations for which we recognized a gain on sale. We also have mortgage loans that appear on our balance sheet because they were securitized through transactions structured as on-balance sheet securitizations under generally accepted accounting principles. In contrast to the more common off-balance sheet securitizations, we do not recognize a gain on sale in our on-balance sheet securitizations. See “Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Understanding our Financial Results — On- and Off-Balance Sheet Securitizations” for more information regarding these on-balance sheet securitizations.
      We develop and maintain loss and prepayment models based on loan attributes and anticipated market developments that are used to monitor our portfolio performance, establish reserve levels and enable risk-based pricing of future mortgage production. For more information regarding our loss and prepayment models and the risks inherent in these models, see the discussion under the headings “Risk Factors — Risks Related to Our Business — Our earnings may decrease because of increases or decreases in interest rates” and “Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.”
          Other Related Real Estate Finance Activities
      As an extension of our real estate finance business, we own GMAC Bank, a federally chartered savings bank, which provides us access to an additional source of funding for our U.S. residential real estate finance business. GMAC Bank also participates in many of our U.S. residential real estate finance business activities, and provides collateral/pool certification and collateral document custodial services to our U.S. residential real estate finance business and third party customers.
      GMAC Bank also provides individual banking products and other investment services to consumers through a single branch in Delaware and online at www.gmacbank.com. These products primarily include consumer deposits, money market accounts, student loans, online banking and bill payment services, as well as residential mortgage and home equity loans and lines of credit. GMAC Bank’s consumer business is targeted at participants in GM Family First and other customers of our U.S. residential real estate finance business. Through GMAC Bank, we also may, from time to time, based on independent analysis of underwriting criteria, provide real-estate secured financing to GM automotive dealers for purposes of refinancing existing debt or to expand existing dealer real estate holdings. If any of these financings become delinquent for a period of at least 60 days, we have the right to require that GMAC purchase the delinquent loans for the amount of unpaid principal plus accrued interest and additional costs. As of December 31, 2005, there were $169.4 million of automotive dealer loans outstanding.
      As of December 31, 2005, GMAC Bank had $9.6 billion in assets, with approximately $4.1 billion in customer deposits. A significant portion of GMAC Bank’s deposit liabilities (approximately 33% as of December 31, 2005) consists of custodial funds deposited by other parts of our business.
      We also provide real estate closing services, such as obtaining flood and tax certifications, appraisals, credit reports and title insurance.
      Our captive reinsurer, CapRe of Vermont, Inc., provides reinsurance of private mortgage insurance on loans we or our correspondent lenders originate. As of December 31, 2005, CapRe of Vermont had reinsurance agreements covering $13.6 billion in active original principal mortgage loans.
          Our U.S. Residential Real Estate Finance Operating Segments
      We carry out our U.S. residential real estate finance operations, and manage and report our financial information for these operations, through two operating segments: GMAC Residential and Residential Capital Group.

GMAC Residential
      GMAC Residential is headquartered in Horsham, Pennsylvania and offers residential mortgage and mortgage-related products and services to consumers and businesses throughout the United States. We also operate GMAC Bank and our CapRe of Vermont reinsurance business through our GMAC Residential segment.
      The residential real estate finance business of our GMAC Residential segment has a greater focus on the direct origination of mortgage loans with consumers of prime credit quality that generally conform to the underwriting requirements of Fannie Mae or Freddie Mac than does the Residential Capital Group business. Our GMAC Residential segment is one of the largest residential mortgage originators and servicers in the United States.

Sources of Loan Production
      We conduct substantially all of our direct origination of mortgage loans in our GMAC Residential segment through retail branches and our direct lending network. In addition, GMAC Residential originates mortgage loans through mortgage brokers and purchases of mortgage loans from correspondent lenders. We produced approximately $91.5 billion in residential mortgage loans in 2005 through GMAC Residential.

      The following table summarizes GMAC Residential’s loan production by channel:

	GMAC Residential Mortgage Loan Production by Channel(1)

	For the Year Ended December 31,

	2005		2004		2003

		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
Retail branches	126,527	$19,097	134,160	$18,012	249,478	$28,881
Direct lending (other than retail branches)	155,224	16,189	143,316	15,302	223,199	29,226
Mortgage brokers	29,455	6,038	14,172	2,524	20,033	3,188
Correspondent lenders	259,346	50,222	289,974	51,609	317,720	53,159

Total mortgage loan production	570,552	$91,546	581,622	$87,447	810,430	$114,454

(1)	Includes $5.8 billion (December 31, 2005), $4.6 billion (December 31, 2004) and $9.0 billion (December 31, 2003) of loans purchased from Residential Capital Group.

Types of Mortgage Loans
      The following table summarizes GMAC Residential’s mortgage loan production by type:

	GMAC Residential Mortgage Loan Production by Type(1)

	For the Year Ended December 31,

	2005		2004		2003

		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
Prime conforming	275,148	$50,003	276,444	$45,635	558,204	$89,271
Prime non-conforming	96,291	27,903	101,883	28,521	41,202	13,451
Government	31,164	4,251	40,062	4,834	49,988	4,929
Nonprime	2,292	110	3,854	178	1,560	70
Prime second-lien	165,657	9,279	159,379	8,279	159,476	6,733

Total	570,552	$91,546	581,622	$87,447	810,430	$114,454

(1)	Includes $5.8 billion (December 31, 2005), $4.6 billion (December 31, 2004) and $9.0 billion (December 31, 2003) of loans purchased from Residential Capital Group.

Automated Underwriting Technology and Bulk Purchases
      Loan applications for Prime Conforming Mortgage Loans, Government Mortgage Loans and Prime Non-Conforming Mortgage Loans for loan amounts or combined loan amounts less than $850,000 that are originated or purchased by GMAC Residential are submitted to an automated underwriting system. For these types of loans, GMAC Residential uses Fannie Mae’s Desktop Underwriter® program or Freddie Mac’s Loan Prospector® program. These automated underwriting systems are used to underwrite conventional, government-insured and certain non-conforming loans based on established guidelines. GMAC Residential also uses its proprietary Engenious® program to select and in certain instances to underwrite a variety of mortgage loans other than Prime Conforming Mortgage Loans. Loan applications for amounts exceeding $850,000 are underwritten using a combination of agency tools and proprietary models, including Engenious®.

Sale and Securitization Activities
      GMAC Residential sells most of the mortgage loans it originates or purchases. GMAC Residential primarily sells these mortgage loans in sales that take the form of securitizations guaranteed by government-sponsored enterprises, primarily Fannie Mae and Freddie Mac, and also sells mortgage loans to other investors through whole-loan sales or securitizations. The loans that GMAC Residential does not sell are generally held at GMAC Bank as part of our portfolio of mortgage loans held for investment.

Servicing Activities
      GMAC Residential generally retains the servicing rights with respect to loans it sells or securitizes, and also occasionally purchases mortgage servicing rights from other servicers or acts as a subservicer of mortgage loans (and does not hold the corresponding mortgage servicing right asset). As of December 31, 2005, GMAC Residential managed, as primary servicer, a portfolio of approximately 2.0 million loans with an aggregate unpaid principal balance of approximately $250 billion and, as subservicer, a portfolio of approximately 271,000 loans with an aggregate unpaid principal balance of approximately $38.9 billion. GMAC Residential also managed, as master servicer, a portfolio of more than 258,000 loans with an aggregate unpaid principal balance of approximately $18.0 billion as of December 31, 2005 (including loans for which GMAC Residential also serves as primary servicer). GMAC Residential has earned the highest possible ratings from each of Standard & Poor’s and Fitch, Inc. for both master and primary servicing in every category of residential mortgage loans it services except for special and nonprime servicing, where GMAC Residential earned the second highest possible rating from Standard & Poor’s.
      The following table sets forth the types of residential mortgage loans comprising GMAC Residential’s primary servicing portfolio for which it held the corresponding mortgage servicing rights:

	GMAC Residential Mortgage Loan Servicing Portfolio

	As of December 31,

	2005		2004		2003

		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
Prime conforming mortgage loans	1,392,870	$186,365	1,323,249	$165,521	1,308,284	$153,601
Prime non-conforming mortgage loans	69,488	32,384	53,119	23,604	34,041	13,937
Government mortgage loans	181,679	18,098	191,844	18,328	191,023	17,594
Nonprime mortgage loans	14,018	553	20,227	718	23,818	820
Prime second-lien mortgage loans	378,243	12,481	330,107	9,656	258,310	6,203

Total primary servicing portfolio	2,036,298	$249,881	1,918,546	$217,827	1,815,476	$192,155

Warehouse Lending
      Primarily through GMAC Bank, GMAC Residential provides warehouse lending facilities to mortgage originators to finance residential mortgage loans. GMAC Residential had warehouse line of credit commitments of approximately $2.3 billion as of December 31, 2005, against which it had advances outstanding of approximately $1.1 billion. GMAC Residential’s warehouse lending business concentrates on providing warehouse lines of credit to mortgage brokers transitioning to correspondent lending. As a result, GMAC Residential’s warehouse lending customers typically have a smaller warehouse line of credit and net worth than Residential Capital Group’s warehouse lending customers.

Residential Capital Group
      Headquartered in Minneapolis, Minnesota, our Residential Capital Group focuses primarily on the purchase of residential mortgage loans in the secondary market and the origination of loans through mortgage brokers. The Residential Capital Group’s mortgage loans cover a broad spectrum of the credit scale, from prime to nonprime, and generally do not conform to the underwriting requirements of Fannie Mae or Freddie Mac. The Residential Capital Group’s mortgage loans are generally considered non-conforming because of the size of the loans or because they have more expansive documentation, property or credit-related features (e.g., higher debt-to-income or loan-to-value ratios).

      Our Residential Capital Group was the fifth-largest non-agency issuer of mortgage-backed and mortgage-related asset-backed securities in the United States in 2005. The Residential Capital Group issued approximately $56.7 billion of mortgage-backed and mortgage-related asset-backed securities in 2005. The Residential Capital Group is also a leading provider of wholesale funding services to U.S. mortgage brokers for the origination of residential mortgage loans and, as of December 31, 2005, we believe the Residential Capital Group was the largest provider of warehouse lending to the residential mortgage lending industry in the United States. The Residential Capital Group is also a leading primary and master servicer of residential mortgage loans and serves in that capacity for most of the loans it originates or purchases.

Sources of Loan Production
      Our Residential Capital Group purchases first- and second-lien residential mortgage loans from correspondent lenders throughout the United States and in the secondary market from entities other than correspondent lenders. The Residential Capital Group also originates first- and second-lien residential mortgage loans in the United States, primarily through mortgage brokers to whom it provides wholesale funding. In addition to these origination activities through mortgage brokers, the Residential Capital Group also originates mortgage loans directly through its HomeComings brand in connection with refinancing activities related to mortgage loans it services.
      The following table summarizes the Residential Capital Group’s loan production by channel:

	Residential Capital Group U.S. Mortgage Loan Production by
	Channel(1)

	For the Year Ended December 31,

	2005		2004		2003

		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
Direct lending	6,522	$1,039	5,027	$907	9,593	$2,185
Mortgage brokers	104,808	16,923	97,399	13,778	123,320	18,334
Correspondent lender and secondary market purchases	326,902	55,327	274,941	35,517	330,710	45,259

Total U.S. mortgage loan production	438,232	$73,289	377,367	$50,202	463,623	$65,778

(1)	Includes $5.8 billion (December 31, 2005), $4.6 billion (December 31, 2004) and $9.0 billion (December 31, 2003) of loans sold to GMAC Residential.

Types of Mortgage Loans
      Our Residential Capital Group’s origination and purchase strategies emphasize the production of prime non-conforming mortgage loans, nonprime mortgage loans and prime second-lien mortgage loans. When the Residential Capital Group acquires prime conforming mortgage loans it generally sells those loans to GMAC Residential, which then typically sells the loans in the form of securitizations guaranteed by Fannie Mae or Freddie Mac.

      The following table summarizes the Residential Capital Group’s mortgage loan production by type:

	Residential Capital Group U.S. Mortgage Loan Production by Type(1)

	For the Year Ended December 31,

	2005		2004		2003

		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
Prime conforming	32,964	$5,413	31,141	$4,580	61,283	$9,000
Prime non-conforming	97,486	28,312	61,377	14,952	98,557	24,642
Government	—	—	—	—	—	—
Nonprime	224,025	35,764	213,490	27,702	237,582	29,693
Prime second-lien	83,757	3,800	71,359	2,968	66,201	2,443

Total U.S. mortgage loan production	438,232	$73,289	377,367	$50,202	463,623	$65,778

(1)	Includes $5.8 billion (December 31, 2005), $4.6 billion (December 31, 2004) and $9.0 billion (December 31, 2003) of loans sold to GMAC Residential.

Automated Underwriting Technology and Bulk Purchases
      To help ensure consistency and efficiency in its production of residential mortgage loans, much of the Residential Capital Group’s underwriting analysis is conducted through the use of its proprietary underwriting technology, Assetwise Directsm. This proprietary technology implements automated decision, pricing and integration tools that extend mortgage products and risk management and pricing strategies to points of origination, and facilitates secondary market acquisition of mortgage loans.

Sale and Securitization Activities
      Our Residential Capital Group sells nearly all of the mortgage loans it produces, primarily through its securitization programs or in whole-loan sales to third-party investors.
      As part of its securitization activities, the Residential Capital Group segregates the types of mortgage loans it acquires into specific securitization programs, each having distinct underlying collateral characteristics. By securitizing mortgage loans with similar prepayment and credit-related characteristics through dedicated securitization programs, we believe that we are able to more efficiently obtain funding for those assets through the capital markets.

Servicing Activities
      Our Residential Capital Group acts as the primary servicer of most of the residential mortgage loans it obtains and as the master servicer of substantially all of the loans it sells in whole-loan sales and securitizations. As of December 31, 2005, the Residential Capital Group managed, as primary servicer, a portfolio of approximately 792,000 loans with an aggregate unpaid principal balance of approximately $105 billion. The Residential Capital Group also managed, as master servicer, a portfolio of approximately 826,000 loans with an aggregate unpaid principal balance of approximately $115 billion (including loans for which the Residential Capital Group also serves as primary servicer). The Residential Capital Group has earned the highest possible ratings from each of Standard & Poor’s, Moody’s Investors Service and Fitch for both master and primary servicing in every category of residential mortgage loans it services except for its primary servicing of nonprime loans and special servicing, in which the Residential Capital Group earned the second-highest rating from Moody’s Investors Service. The Residential Capital Group’s special servicing has not received a rating from Standard & Poor’s.

      The following table sets forth the types of residential mortgage loans comprising the Residential Capital Group’s primary servicing portfolio for which it held the corresponding mortgage servicing rights:

	Residential Capital Group U.S. Mortgage Loan Servicing Portfolio

	As of December 31,

	2005		2004		2003

		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
Prime conforming mortgage loans	503	$40	669	$56	1,011	$92
Prime non-conforming mortgage loans	188,090	44,605	150,703	31,981	144,293	30,014
Government mortgage loans	—	—	—	—	—	—
Nonprime mortgage loans	480,886	56,165	485,702	50,421	462,816	44,927
Prime second-lien mortgage loans	122,351	4,594	115,289	4,062	100,451	3,319

Total primary servicing portfolio	791,830	$105,404	752,363	$86,520	708,571	$78,352

Warehouse Lending
      We believe that the Residential Capital Group is the largest warehouse lender for residential mortgage loans in the United States. The Residential Capital Group had total warehouse line of credit commitments of approximately $15.5 billion as of December 31, 2005, against which it had advances outstanding of approximately $7.9 billion.

Seasoned and Distressed Mortgage Loans
      Our Residential Capital Group purchases seasoned and distressed residential mortgage loans. Many of its seasoned loans are acquired from previously sold or securitized pools that have been paid down to less than 10% of their original aggregate principal balance, and were therefore “called” out of these deals because administering such a small pool is economically inefficient. The Residential Capital Group purchases other seasoned loans in the secondary market. We purchase distressed residential mortgage loans with the goal of resolving or restructuring them through special servicing activities, and then selling them through securitizations or whole-loan transactions. The Residential Capital Group obtains resolution of these mortgage loans by working with the borrower to return the loan to performing status (in some cases under renegotiated terms), obtaining a payoff of the loan or selling the underlying residential property. In 2005, the Residential Capital Group acquired more than $5.4 billion of face-amount seasoned mortgage loans, of which $1.9 billion were called loans and $3.5 billion were seasoned or distressed mortgage loans. The Residential Capital Group also securitized approximately $2.6 billion of seasoned and reperforming distressed mortgage loans in 2005.

Business Capital
      Our Business Capital Group conducts the following business activities: residential construction finance, residential equity, model home finance, resort finance and health capital. The residential construction finance, residential equity and model home finance businesses all provide capital to residential land developers and homebuilders to finance residential real estate projects for sale, using a variety of capital structures. The resort finance business provides debt capital to resort and timeshare developers and the health capital business provides debt capital to health care providers, primarily in the health care services sector. We have historically retained and serviced most of the loans and investments that we originate in the Business Capital Group.
      In almost all cases, we source our transactions either through our loan officers or referrals. Our residential construction finance, residential equity and model home finance businesses have relationships with many large homebuilders and residential land developers across the United States. Our resort finance business has relationships primarily with large private timeshare developers and our health capital business has relationships with physician groups and other healthcare service providers. We believe that we have been able to provide creative capital solutions tailored to our customers’ individual needs, resulting in strong relationships with our customers. Because of these relationships, we have been able to conduct multiple and varied transactions with these customers to expand our business.
      A principal risk for our business capital lending activities is credit risk. We review potential business capital transactions through separate credit committees for each of the five businesses. Each credit committee is composed of the president, chief operating officer, chief financial officer and chief credit officer of our Business Capital Group as well as the senior executive of that business. The credit committees review all transactions and significant amendments and modifications to size, term, credit, structure and other material terms of the transactions. Our lending products are underwritten by reviewing the client’s corporate and legal information and its historical operating performance, becoming familiar with and understanding the management teams and, in the case of specific projects to be financed, obtaining financial and legal information for the project including appraisals, pro forma cash flow statements and market analysis. See “Risk Factors — Risks Related to Our Business — Our business capital activities expose us to additional risks that may adversely affect our revenues and profitability” for more information regarding the risks from our business capital activities.

Residential Construction Finance
      We provide capital to homebuilders, residential land developers and related market participants for the acquisition, development and construction of residential housing developments across the United States. Customers for the debt capital provided by our residential construction business generally have high credit quality and are among the largest 200 homebuilders in the United States or are large regional residential land developers. We also provide debt capital for joint ventures formed by two or more large homebuilders, which joint ventures develop the land into for sale lots to be sold to their homebuilding entities. The residential housing developments to which we provide debt capital generally consist of entry-level, first-time or second-time move-up housing. This debt capital primarily takes the form of first-lien loans and working capital loans to finance specific projects.
      Our residential construction loans generally range in size from $25 million up to $300 million, with most between $40 million and $50 million. The first-lien loans generally have terms of 36 months to 60 months. As of December 31, 2005, we had total first-lien and working capital commitments of approximately $3.3 billion, with $2.2 billion in outstanding principal.
      We also make equity investments with certain of our customers in specially created single-purpose entities to acquire residential projects and a limited amount of other types of real estate. Our practice has been to not provide the debt financing for projects in which we have made an equity investment. We make these equity investments only with customers with which we have developed strong relationships after providing other capital solutions. We also own a large equity interest in one large regional homebuilder, although we do not control the management of that entity. As of December 31, 2005, we had total equity investments of approximately $420.2 million in specific project and entity investments.

Residential Equity
      We provide mezzanine debt financing to homebuilders and residential land developers. The financing generally covers 80% to 90% of the homebuilder’s or developer’s required equity contribution for a particular project. Projects for which we provide mezzanine financing comprise both single- and multi-family housing, including conversion of properties to condominiums. The borrowers under these loans are usually single-purpose entities specifically formed to acquire and own a single project. Our mezzanine loans are generally secured by the homebuilder’s or developer’s ownership interest in the single-purpose entity.
      Each of the projects to which we provide mezzanine debt financing has a senior lender that provides a much larger acquisition, development and/or construction loan that is secured by the project itself. Some of the loans also have partial payment and/or performance guarantees from related companies or the principals of the borrower. We have also provided mezzanine financing to the operator of a series of mobile home developments. The proceeds of these mezzanine loans are used to finance a portion of the land acquisition costs, but not for costs of operating the developments. These loans are secured by the operator’s equity interest in the financed developments.
      Customers of our residential equity business are typically privately owned and are smaller than customers of our residential construction finance business, although we do provide mezzanine loans to some of the customers of our residential construction finance business. These loans generally range in size from $4 million to $6 million, and have a term no longer than three years. As of December 31, 2005, we had commitments of approximately $398.0 million of mezzanine financings with $341.0 million in principal outstanding.

Model Home Finance
      Within the model home finance business, we offer two major products — a model home lease program and a lot option program. The customers in our model home finance business are generally larger, publicly owned homebuilders that have demonstrated strong financial performance. Our model home finance customers are often customers of our residential construction finance business.
      In our model home lease program, the homebuilder builds the model home for us and we subsequently lease the model home to the homebuilder for use as a sales model. The homebuilder agrees to lease the model home at a lease rate tied to a monthly floating interest rate. The historical lease length has been approximately 18 months. We generally contract with the homebuilders to sell the model homes, for which we pay the homebuilder a market commission.
      In our lot option program, we purchase land that the homebuilder has designated and simultaneously enter into a contract with the homebuilder to develop the land into completed lots. We also enter into an option contract with the homebuilder to purchase the finished lots. We typically hold the lots for a period of 24 to 60 months. The customers for this program are the same customers to whom we offer the model home lease program.
      As of December 31, 2005, we had more than 3,150 model homes under lease with a net book value of approximately $776.5 million, and we owned approximately 11,900 residential lots through the lot option program, with a book value of approximately $543.8 million.

Resort Finance
      As part of our resort finance business, we provide revolving lines of credit secured by eligible timeshare receivables consisting of consumer timeshare notes. The term of these revolving lines of credit is typically 10 years. The timeshare and resort developers use the proceeds of these loans to provide operating funds. We have entered into custodial and servicing arrangements with third parties to manage certain aspects of the administration of these loans. For certain of these customers, we will also make loans to finance the acquisition, development and construction of the timeshare resorts themselves, which are secured by a first lien on the real estate. These loans have terms of approximately 36 to 60 months.
      Customers of our resort and timeshare financing are generally privately owned mid-size resort and timeshare developers. Although we have historically only provided financing for developments located in the United States, we may also consider projects outside the United States. Our commitments to any single customer are generally between $10 million and $250 million, with an amount outstanding of generally $10 million to $120 million. As of December 31, 2005, we had total committed working capital lines of credit of approximately $1.0 billion, with $545.6 million in principal outstanding. We also had total committed facilities for the acquisition, development and construction of resort and timeshare facilities of approximately $425.0 million, with approximately $146.4 million in principal outstanding.

Health Capital
      We provide financing to healthcare-related enterprises for working capital and for acquiring other healthcare-related enterprises. Customers of our healthcare financing include physician groups, hospitals, in-home service providers, medical staffing companies, medical equipment manufacturers and distributors, in-patient/out-patient care facilities, other healthcare service providers and similar businesses. Our loans primarily take the form of working capital lines of credit secured by accounts receivable, loans based primarily on the cash flow generated by the healthcare-related enterprise or short-term loans secured by real estate.
      Customers of our accounts receivable secured lines of credit are generally not eligible for more traditional credit sources because of low equity capitalization, limited operating history, lack of profitability or small size. These lines of credit are typically between $5 million and $20 million.
      We offer cash flow loans to certain healthcare-related enterprises with better credit quality than the customers of our accounts receivable secured lines of credit. We typically require that these borrowers have financially strong equity sponsors who have contributed in cash a significant portion of the capital requirements of the enterprise. We often provide these loans in connection with the acquisition of a healthcare-related enterprise. The initial principal balance of the loans is generally between $25 million and $75 million. These loans are secured by all the assets of the enterprise, including ownership interests in all related entities, and all of the cash flow of the enterprise. These loans generally have terms of 36 to 60 months.
      The real estate loans we offer through our health capital business are generally short-term loans that serve as bridge financing while the borrower seeks financing insured by the U.S. Department of Housing and Urban Development. The HUD approval process may take up to 18 months or more from application to approval.
      As of December 31, 2005, our health capital business had total committed facilities of approximately $792.5 million with $598.2 million in principal outstanding.

International
      Outside the United States, our International Business Group conducts operations in the United Kingdom, The Netherlands, Germany, Canada and Mexico.
      The following table summarizes our mortgage loan production:

	International Mortgage Loan Production

	For the Year Ended December 31,

	2005		2004		2003

		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
Total International Production	85,970	$16,539	75,969	$14,013	47,805	$7,999

      The following table sets forth our servicing portfolio for which we hold the corresponding mortgage servicing rights:

	International Servicing Portfolio

	As of December 31,

	2005		2004		2003

		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
International	138,420	$23,711	98,185	$19,438	86,858	$11,721

United Kingdom
      Our U.K. operations include residential mortgage loan origination, acquisition, sale and securitization. Although most loan applications are processed and underwritten at our facilities, a substantial proportion of applications are processed remotely using our automated underwriting technology in conjunction with traditional underwriting methods. Our U.K. business originated approximately $12.5 billion of residential mortgage loans in 2005, compared to approximately $11.6 billion in 2004 and $8.0 billion in 2003. We believe that we are the largest originator of nonprime residential mortgage loans in the United Kingdom.
      We securitize nonprime loans we originate in the United Kingdom and generally sell prime loans we originate through whole-loan sales to third-party investors. Although we retain the right to service the loans we securitize in the United Kingdom, we outsource the servicing activities to a third party. We are the third largest issuer of residential mortgage-backed securities in the United Kingdom, with a volume of approximately $5.3 billion in 2005, $6.7 billion in 2004 and $4.1 billion in 2003.
      We distribute part of the securitizations sponsored by our U.K. and Continental Europe businesses and part of the whole loans funded by those businesses through our U.K. securities broker-dealer. Our broker-dealer and mortgage operations are regulated by the U.K. Financial Services Authority. Our U.K. broker-dealer distributes securities elsewhere in Europe under reciprocal regulatory arrangements of the European Union, and primarily underwrites mortgage-backed and mortgage-related asset-backed securities issued in securitizations that we sponsor.

Continental Europe
      Our operations in Continental Europe are currently in The Netherlands and Germany. We originated approximately $2.8 billion in mortgage loans during 2005, $1.7 billion during 2004 and $1.2 billion during 2003.
      In The Netherlands, we originate residential mortgage loans through financial institutions and other intermediaries. We began our operations in The Netherlands in 2001. We acquired the assets of several mortgage brokerage companies in Germany in 2002. We acquired GMAC-RFC Bank GmbH, a German bank, in 2004, and began lending operations in Germany through the bank in March 2004. In 2005, we completed our first German securitization.

Canada
      We acquired Canada’s largest non-bank owned mortgage brokerage network in April 2002. Our mortgage brokerage network brokers loans to other Canadian lenders. We received approximately $10.8 million in brokerage fees in Canada in 2005, $9.1 million in 2004 and $6.1 million in 2003. We also originated approximately $1.0 billion of mortgage loans through our mortgage broker network in Canada in 2005, $625 million in 2004 and $176 million in 2003. In July 2004, we completed the first Canadian securitization of nonprime mortgage loans, which was also the first public securitization of mortgage loans in Canada since 1998.

Mexico
      In 2000, we began our Mexican lending operations, which provide capital to developers to acquire and develop land and build homes, mortgage lending through the acquisition of residential mortgage loans from other mortgage lenders, and warehouse facilities to other Mexican financial intermediaries to create an origination network. As of December 31, 2005, we had approximately $42 million in outstanding loans. We also co-issued the first mortgage-backed securities in Mexico in 2003, and issued additional mortgage-backed securities both on our own and with a co-issuer in 2005 and 2004.

Other
      We provide real estate brokerage and full-service relocation to consumers. We provide real estate brokerage services in markets including New England, Chicago, the New York City metropolitan area and San Francisco. Our networks of franchised real estate brokerage offices and company-owned offices are among the ten largest in the United States.
      Our global relocation services business is one of the largest providers of global relocation services with more than 25 years of experience in the United States and more than 10 years of experience outside the

United States. These services include home finding, home selling, movement of goods and expense tracking for employees of our corporate clients, which include several Fortune 100 companies.
Competition

U.S. Residential Real Estate Finance
      In recent years, the level of complexity in the mortgage lending business has increased significantly due to several factors, including:

•	Continuing evolution of the secondary mortgage market, resulting in a proliferation of mortgage products;

•	Greater regulation imposed on the industry, resulting in increased costs and the need for higher levels of specialization; and

•	Increasing interest rate volatility, compounded by homeowners’ increasing tendency to refinance their mortgages as the refinance process has become more efficient and cost-effective, resulting in large swings in the volume of mortgage loans originated from year to year. These swings in mortgage origination volume have placed significant operational and financial pressures on mortgage lenders.
      To compete effectively in this environment, mortgage lenders must have a very high level of operational, technological and managerial expertise. In addition, the residential mortgage business has become more capital-intensive and therefore access to capital at a competitive cost is critical. Primarily as a result of these factors, the industry has undergone considerable consolidation.
      Today, large, sophisticated financial institutions, primarily commercial banks operating through mortgage banking subsidiaries as well as Fannie Mae, Freddie Mac and Ginnie Mae, dominate the residential real estate finance industry. The largest 30 mortgage lenders combined had an 88% share of the residential mortgage loan origination market as of December 31, 2005, up from 61% as of December 31, 1999. Continued consolidation in the residential mortgage loan origination market may adversely impact our business in several respects, including increased pressure on pricing or a reduction in our sources of mortgage loan production if originators are purchased by our competitors. This consolidation trend has carried over to the loan servicing side of the mortgage business. The top 30 residential mortgage servicers combined had a 71% share of the total residential mortgages outstanding as of December 31, 2005, up from 58% as of December 31, 1999.
      We compete by offering a wide selection of mortgage loans through a variety of marketing channels on a national scale, striving to provide high-quality service, pricing our mortgage loans at competitive rates and providing warehouse lending facilities to other mortgage loan originators. Other industry leaders are less reliant than we are on the secondary mortgage market as an outlet for mortgage loans because they have a greater capacity to hold mortgage loans in their loan portfolio. This could place us at a competitive disadvantage if the secondary mortgage market does not provide a competitive outlet for these loans or we are unable to develop a portfolio lending capacity similar to that of our competitors.
      We face competition in our warehouse lending operations from banks and other warehouse lenders, including investment banks and other financial institutions. We compete by providing warehouse financing for a full complement of conforming and non-conforming mortgage loans, by pricing our warehouse lending facilities at competitive rates and by providing market-leading technology, efficient collateral handling and expedited service. Our broad knowledge of the residential mortgage market provides us with a high degree of insight into the credit needs of our clients, potential solutions to those needs and the risks associated with the warehouse lending market.
      The real estate brokerage industry is highly competitive, particularly in the metropolitan areas in which many of our real estate brokerage offices operate. In addition, the industry has relatively low barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as internet-based listing services. Companies compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts and the cost of brokerage commissions. We also compete by leveraging our ability to bundle real estate brokerage, mortgage financing and closing services. We compete primarily with franchisees of local and regional real estate franchisors, franchisees of other national real estate franchisors, regional independent real estate organizations, discount brokerages, websites and smaller niche companies competing in local areas.
      As a federally chartered thrift, GMAC Bank nominally competes in the retail banking sector, which includes approximately 8,000 commercial banks and approximately 1,400 savings institutions in the retail deposit market. However, in light of its role within our business, until recently GMAC Bank has not actively competed in the retail banking industry.

Business Capital
      Our primary competitors in our residential construction finance business are banks. We compete in this business primarily by establishing strategic relationships with, and providing creative and customized capital solutions for, companies involved in the development and construction of residential real estate projects. Because many of the banks that compete with us have a lower cost of funds than we do, they often are able to profitably offer conventional loans and other forms of financing at lower costs than we can.
      Our residential equity business primarily competes with other unregulated capital providers. We compete in this business by developing strategic relationships with our customers.
      Our model home finance business faces competition from high net-worth individuals residing near the development containing the model homes to be financed. These high net-worth individuals are often willing to purchase the model home with a higher cash value than we are. Our lot option business faces competition from pension and endowment funds and their advisors. We compete in this business by developing strategic relationships with homebuilders and maintaining a focus on product innovation to meet those clients’ varying and changing needs.
      The primary competitors in our resort finance business are large financial institutions including several banks. We compete in this business by targeting privately held timeshare developers in the middle market tier of the industry, and providing those customers a broad array of financing products.
      Our health capital business faces significant competition from numerous other capital providers, including several large banks. We compete in this business by developing long-term relationships and seeking to deliver creative financial solutions to our clients.

International
      Our competitors outside the United States include commercial banks, savings and loan and mutual financial institutions, multinational corporations and other financial institutions. Many of these competitors have recently entered global mortgage markets, particularly in Europe, in recognition of the opportunities presented by less mature mortgage markets. We compete by leveraging our experience and skills as a creator of innovative mortgage products and a developer of secondary mortgage markets that previously lacked liquidity. In addition, we compete by providing responsive customer service enhanced by proprietary technology.
Regulation
      Our business is highly regulated. Regulatory and legal requirements are subject to change and may become more restrictive, making our compliance more difficult or expensive or otherwise restricting our ability to conduct our business as it is now conducted. Changes in these regulatory and legal requirements, including changes in their enforcement, could materially and adversely affect our business and our financial condition, liquidity and results of operations.

U.S. Residential Real Estate Finance
      Our U.S. residential real estate finance business is subject to extensive federal, state and local laws, rules and regulations. We are also subject to judicial and administrative decisions that impose requirements and restrictions on our business. At the federal level, these laws and regulations include the:

•	Equal Credit Opportunity Act;

•	Federal Truth-In-Lending Act;

•	Home Ownership and Equity Protection Act;

•	Real Estate Settlement Procedures Act, or RESPA;

•	Fair Credit Reporting Act;

•	Fair Debt Collection Practices Act;

•	Home Mortgage Disclosure Act;

•	Fair Housing Act;

•	Telephone Consumer Protection Act;

•	Gramm-Leach-Bliley Act;

•	Fair and Accurate Credit Transactions Act;

•	CAN-SPAM Act;

•	Flood Disaster Protection Act;

•	National Flood Insurance Reform Act;

•	Homeowners Protection Act;

•	National Housing Act;

•	Federal Trade Commission Credit Practice Rules;

•	USA PATRIOT Act; and

•	Federal securities laws and regulations.
      As a Federal Housing Administration lender, we are required to submit to the Department of Housing and Urban Development, on an annual basis, audited financial statements. We are also subject to examination by the Federal Housing Commissioner to assure compliance with Federal Housing Administration regulations, policies and procedures.
      The federal, state and local laws, rules and regulations to which we are subject, among other things:

•	impose licensing obligations and financial requirements on us;

•	limit the interest rates, finance charges and other fees that we may charge or pay;

•	regulate the use of credit reports and the reporting of credit information;

•	prohibit discrimination;

•	impose underwriting requirements;

•	mandate disclosures and notices to consumers;

•	mandate the collection and reporting of statistical data regarding our customers;

•	regulate our marketing techniques and practices;

•	require us to safeguard non-public information about our customers;

•	regulate our servicing practices, including the assessment, collection, foreclosure, claims handling and investment and interest payments on escrow accounts; and

•	require us to take precautions against money-laundering and doing business with suspected terrorists.
      Our failure to comply with these laws can lead to:

•	civil and criminal liability:

•	loss of licenses and approvals;

•	damage to our reputation in the industry;

•	inability to sell or securitize our loans, or otherwise raise capital;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	fines and penalties and litigation, including class action lawsuits;

•	administrative enforcement actions; and

•	claims that an allegedly non-compliant loan is rescindable or unenforceable.
      The recent trend among federal, state and local lawmakers and regulators has been toward increasing laws and regulations with regard to the residential real estate finance industry. Over the past few years, these lawmakers and regulators adopted a variety of new or expanded laws and regulations, particularly in the areas of privacy and consumer protection.

Privacy
      The Gramm-Leach-Bliley Act imposes additional obligations on us to safeguard the information we maintain on our customers and permits customers to “opt-out” of information sharing with third parties. Regulations have been enacted by several agencies that may increase our obligations to safeguard information. In addition, several federal agencies are considering regulations that require more stringent “opt-out” notices or even require “opt-in” notices. Also, several states have enacted even more stringent privacy legislation. For example, California has passed legislation known as the California Financial Information Privacy Act and the California On-Line Privacy Protection Act. Both pieces of legislation became effective July 2004, and impose additional notification obligations on us that are not preempted by existing federal law. If a variety of inconsistent state privacy rules or requirements are enacted, our compliance costs could increase substantially.

Fair Credit Reporting Act
      The Fair Credit Reporting Act provides a national legal standard for lenders to share information with affiliates and certain third parties and to provide pre-approved offers of credit to consumers. In late 2003, the Fair and Accurate Credit Transactions Act was enacted, making this preemption of conflicting state and local laws permanent. The Fair Credit Reporting Act was also amended to place further restrictions on the use of information sharing between affiliates, to provide new disclosures to consumers when risk based pricing is used in the credit decision, and to help protect consumers from identity theft. All of these new provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

Home Mortgage Disclosure Act
      In 2002, the Federal Reserve Board adopted changes to Regulation C promulgated under the Home Mortgage Disclosure Act. Among other things, the new regulations require lenders to report the rate spread between the annual percentage rate on a loan and the yield on U.S. Treasury securities with comparable maturities if the spread equals or exceeds 3% for first lien loans and 5% for subordinate lien loans. This requirement applies to loans we originate, but not to loans we purchase. The expanded reporting took effect in 2004 for reports filed in 2005 and thereafter. Many of our mortgage loans are subject to the expanded reporting requirements.
      The expanded reporting does not provide for additional loan information, such as credit risk, debt-to-income ratio, loan-to-value ratio, documentation level or other salient loan features. As a result, we are concerned, as are many other residential mortgage participants, that this reporting obligation may lead to increased litigation and enforcement actions from state and federal regulators, especially with respect to equal credit and fair lending, as this information could be misinterpreted by third parties.

Predatory Lending Legislation
      The Home Ownership and Equity Protection Act of 1994, or HOEPA, identifies a category of high-cost mortgage loans and subjects them to more stringent restrictions and disclosure requirements. In addition, if a loan is covered by HOEPA, an assignee can be held liable if the loan violates any federal or state law. The law generally covers loans with either (1) total points and fees upon origination in excess of the greater of 8% of the loan amount or $499 (adjusted annually), or (2) an annual percentage rate of more than 8% above the yield on Treasury securities of comparable maturity for first-lien loans or 10% above the yield on Treasury securities of comparable maturity for junior-lien mortgage loans. A de minimis amount of the mortgage loans we originate or acquire through our correspondent lenders are covered by HOEPA. We occasionally purchase mortgage loans covered by the law from other entities in the secondary market.
      Several other state and local laws and regulations have been adopted or are under consideration that are intended to eliminate so-called “predatory” lending practices. Some of these laws impose liability on assignees of mortgage loans such as loan buyers and securitization trusts. Such provisions generally deter loan buyers from purchasing loans covered by the laws and have interrupted the secondary market for loans that are subject to such laws. In addition, these provisions impose additional regulatory and compliance costs on us. In particular, these new laws have required us to devote significant resources to loan-by-loan analysis of points, fees, and other factors set forth in the laws, which often differ depending on the state, and in some cases the city or county, in which the mortgaged property is located.
      Except for the limited number of mortgage loans covered by HOEPA noted above, we do not originate or purchase loans from correspondent lenders that are deemed high cost under these laws or that impose assignee or similar liability, and we have quality control procedures to test our purchased loans for compliance with this policy. Some of our mortgage loan purchases made in the secondary market may occasionally contain a small number of these loans. There can be no assurance that other, similar laws, rules or regulations will not be adopted in the future. Adoption of such laws and regulations could have a material adverse effect on our business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules. Adoption of these laws could also have a material adverse effect on our loan production volume and overall business, especially if our lenders and secondary market buyers elect not to finance or purchase loans covered by the new laws.

Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003
      The CAN-SPAM Act of 2003 applies to businesses such as ours that use electronic mail for advertising and solicitation. This law establishes, among other things, a national uniform standard that gives consumers the right to stop unwanted emails. New requirements are imposed for the header caption in email, as well as return email addresses, and consumers are granted the right to “opt out” from receiving further emails from the sender. These new provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

The Alternative Mortgage Transactions Parity Act of 1982
      This law was enacted to enable state-chartered housing creditors to make, purchase and enforce alternative mortgage transactions (e.g., loans that are not fixed-rate or fully amortizing) despite a variety of state law restrictions so long as the creditor complied with the same regulatory guidelines as federally chartered lenders. The Office of Thrift Supervision amended its regulations, effective July 2003, to require non-depository lenders (including our operations other than GMAC Bank) to comply with state law restrictions on prepayment penalties and late charges on alternative mortgages. Approximately 40 states have laws prohibiting or restricting prepayment penalties. Because our federally chartered competitors continue to have the flexibility to offer products with the features addressed by the Alternative Mortgage Transactions Parity Act, we may be at a competitive disadvantage and our loan origination volume may be reduced.

Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act
      These laws are designed to restrict unsolicited advertising using the telephone and facsimile machine. The Federal Communications Commission and the Federal Trade Commission have responsibility for regulating various aspects of these laws, such as regulating unwanted telephone solicitations and the use of automated telephone dialing systems, prerecorded or artificial voice messages and telephone facsimile machines. In 2003, both agencies adopted “do-not-call” registry requirements which, in part, mandate that companies such as us maintain and regularly update lists of consumers who have chosen not to be called. These requirements also mandate that we do not call consumers who have chosen to be on a state or national do-not-call list. During this same time, over 25 states have also adopted similar laws, with which we must also comply. As with other regulatory requirements, these provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

USA PATRIOT Act
      The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, or the USA PATRIOT Act, was enacted following the events of September 11, 2001. The USA PATRIOT Act contains numerous provisions designed to prevent, detect and prosecute terrorism, to fight international money laundering and to block terrorist access to the U.S. financial system. The USA PATRIOT Act covers a broad range of financial activities and institutions. It requires that these institutions, including certain of our operations, conduct due diligence and recordkeeping practices with respect to borrowers, including verifying an applicant’s identifying information such as name, address, phone number and social security number and ascertaining that the applicant is not named on any terrorist list.
      The U.S. Department of Treasury has implemented the USA PATRIOT Act for application to financial institutions, including certain of our operations, and (in consultation with the Office of Thrift Supervision and the other federal banking regulators) banking institutions, including GMAC Bank. To the extent applicable to our operations, we have established policies and procedures to ensure compliance with the USA PATRIOT Act’s provisions, and the USA PATRIOT Act has not had a material impact on our operations.

Non-Federally Chartered Entities
      Federal statutes and rules governing federally chartered banks and thrifts allow those entities to engage in mortgage lending in multiple states on a substantially uniform basis and without the need to comply with most state licensing and other laws (including new state “predatory lending” laws described above) affecting mortgage lenders. Federal regulators have expressed their position that these preemption provisions benefit mortgage subsidiaries of federally chartered institutions as well. Moreover, at least one national rating agency has announced that, in recognition of the benefits of federal preemption, it will not require additional credit enhancement by federally chartered institutions when they issue securities backed by mortgage loans that may be subject to a state high-cost loan law. We generally do not benefit from these federal preemptions because we conduct most of our mortgage finance business outside of our subsidiary GMAC Bank. Accordingly, we are subject to state legal requirements and risks under state laws to which our federally regulated competitors are not. This disparity may have the effect of giving these entities legal and competitive advantages.

GMAC Bank
      GMAC Bank, a federal savings bank, is regulated by the Office of Thrift Supervision, or OTS, which is the primary federal regulator of savings associations such as GMAC Bank under the savings and loan holding company provisions of the Home Owners’ Loan Act, and the FDIC, in its role as a federal deposit insurer. By reason of our ownership of GMAC Bank, we are considered, for regulatory purposes, a savings and loan holding company and subject to regulation, supervision and examination by the OTS. Both we and GMAC Bank are required to file periodic reports with the OTS concerning our activities and financial condition.
      The OTS has substantial enforcement authority with respect to savings and loan holding companies and savings associations, including authority to bring enforcement actions against a savings association and any of its directors, officers, employees, controlling stockholders, agents and other persons who participate in the conduct of the affairs of the institution. In addition, GMAC Bank is subject to regulations of the Federal Reserve Board relating to, among other things, affiliate transactions, equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings and availability of funds for deposit customers.

Savings and Loan Holding Company Regulations and Affiliate Transactions
      As a savings and loan holding company, our financial relationships with our affiliates are subject to examination by the OTS. In addition, we are subject to certain restrictions with respect to our activities and investments. Among other things, we are generally prohibited, either directly or indirectly, from acquiring more than 5% of the voting shares of any savings association or savings and loan holding company that is not our subsidiary. OTS approval must also be obtained prior to any person or entity acquiring control of us or GMAC Bank.
      Section 23A of the Federal Reserve Act limits GMAC Bank’s ability to enter into transactions with affiliates, including any entity that directly or indirectly controls or is under common control with GMAC Bank. Specifically, Section 23A prohibits GMAC Bank from purchasing low-quality assets from its affiliates or engaging in specified transactions with any one affiliate that exceed 10% of the bank’s capital stock and surplus or with all of its affiliates that, in the aggregate, exceed 20% of the bank’s capital stock and surplus. Section 23A also requires that all transactions with affiliates be on terms and conditions that are consistent with safe and sound banking practices. Section 23B of the Federal Reserve Act primarily requires GMAC Bank’s transactions with its affiliates to be conducted on market terms.
      Regulation W provides limited exemptions from most requirements of Section 23A, including an exemption for a bank’s purchase of loans from an affiliate. This exemption, formerly known as Regulation 250.250, applies if the bank independently evaluates a borrower’s creditworthiness before the affiliate originates the loan or issues a commitment, the bank commits to buy the loan before the affiliate originates the loan or issues the commitment, the bank does not make a blanket advance commitment to buy loans from the affiliate and the aggregate dollar amount of loans purchased by the bank from the affiliate within a twelve-month period does not exceed 50% of the dollar amount of the affiliates’ loan production during that period. In addition, GMAC Bank has committed to the OTS that such purchases from affiliates will not account for more than 50% of GMAC Bank’s balance sheet.

Qualified Thrift Lender Test and Regulatory Capital Requirements
      GMAC Bank is required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on its operations. A savings association satisfies the QTL test if (1) at least 65% of a specified asset base of the savings association consists of loans to small businesses, credit card loans, educational loans or certain assets related to U.S. residential real estate, including residential mortgage loans and mortgage securities; or (2) at least 60% of the savings association’s total assets consist of cash, U.S. government or governmental agency debt or equity securities, fixed assets, or loans secured by deposits, real property used for residential, educational, church, welfare or health purposes, or real property in certain urban renewal areas. GMAC Bank is currently, and expects to remain, in compliance with QTL standards.

      GMAC Bank complies with OTS capital regulations, which require savings associations to satisfy three minimum capital ratio requirements: tangible capital, Tier 1 core (leverage) capital and risk-based capital. GMAC Bank also currently meets, and expects to continue to meet, all of the requirements of a “well-capitalized institution.” The OTS regulations establish five categories of capital classification for this purpose, ranging from “well-capitalized” or “adequately capitalized” through “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” These classifications are used for regulatory purposes only, and are not to be viewed as necessarily indicative of the financial condition of GMAC Bank.
      OTS regulations contain prompt corrective action provisions that require certain mandatory remedial actions and authorize the OTS to take certain other discretionary actions against a savings association that falls within specified categories of capital deficiency. In general, the prompt corrective action regulations prohibit an OTS-regulated institution from declaring any dividends, making any other capital distributions or paying a management fee to a controlling person, such as its parent holding company, if, following the distribution or payment, the institution would be within any of the three undercapitalized categories.

Capital Distribution Regulations
      OTS regulations limit “capital distributions” by savings associations, which include, among other things, dividends and payments for stock repurchases. A savings association that is a subsidiary of a savings and loan holding company must either notify the OTS of a capital distribution at least 30 days prior to the proposed declaration of dividend or the approval by the association’s board of directors of the proposed capital distribution. The 30-day period provides the OTS an opportunity to object to the proposed distribution if it believes that the distribution would not be advisable. In the event of such an objection our resources available to support payments on indebtedness would be reduced.

Insurance of Deposit Accounts
      Deposits of GMAC Bank are presently insured by the Savings Association Insurance Fund, which is administered by the FDIC, up to $100,000 per depositor. Insurance of deposits may be terminated by the FDIC upon a finding that the savings association has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The FDIC also has the statutory authority to levy assessment payments based on our deposits. Imposition of any of these sanctions would impair, and could severely impair, our ability to do business through GMAC Bank.

Community Reinvestment Act and the Fair Lending Laws
      Savings associations are examined under the Community Reinvestment Act and related regulations of the OTS on the extent of their efforts to help meet the credit needs of their communities, including low-and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act, together known as the “Fair Lending Laws,” prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes, such as race, ethnicity, religion or gender. A failure by GMAC Bank to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in adverse action on certain corporate applications, and regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, other federal regulatory agencies and the Department of Justice. GMAC Bank received an overall “outstanding” rating during its most recent Community Reinvestment Act evaluation.

Privacy Protection
      The OTS has adopted privacy protection regulations which require each savings association to adopt procedures to protect consumers’ “nonpublic personal information.” It is GMAC Bank’s policy not to share customers’ information with any unaffiliated third party except as expressly permitted by law, or to allow third party companies to provide marketing services on our behalf, or under joint marketing agreements between us and other unaffiliated financial institutions. In addition to federal laws and regulations, GMAC Bank is required to comply with any privacy requirements prescribed by California and other states in which it does business that afford consumers with protections greater than those provided under federal law.

Broker-Dealers
      Our U.S. broker-dealer operations are subject to federal and state securities laws as well as the rules of both the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. State and federal securities law requirements include the maintenance of required levels of net capital, the monthly and annual reporting of operating and financial data to regulators, the approval and documentation of trading activity, the retention of records and the governance of the manner in which business may be conducted with customers. Our U.S. broker-dealer conducts business only with institutional investors and does not maintain or carry customer funds or securities. Sanctions for violations of applicable regulations include monetary penalties for our broker-dealer and its managers and possible revocation of authority to transact securities business. Imposition of any of these sanctions could impair our ability to distribute mortgage-backed and mortgage-related asset-backed securities in the United States and promote a secondary market in such securities.

Business Capital
      Our business capital lending activities are subject to some of the same regulations that our U.S. real estate finance business is subject to, including the Gramm-Leach-Bliley Act and other laws and regulations relating to the privacy of consumer information. Our business capital lending activities are also subject to various laws and judicial and administrative decisions imposing requirements and restrictions regarding our credit granting activities, including our ability to obtain and enforce our security interests. In addition, the projects and entities to which we lend or in which we invest are subject to their own regulatory requirements that, if not adhered to by our customers, could adversely affect our business.

International

European Union
      Currently, there is no European Union regulation relating specifically to residential mortgage lending. The European Commission has recently began investigating whether European Union regulation may be warranted to aid further integration of the residential mortgage lending market. In July 2005, The European Commission published a green paper on mortgage credit in the European Union, followed in August 2005 by the publication of a study entitled “The Costs and Benefits of Integration of EU Mortgage Markets.” The consultation period on the green paper ended in November 2005. We believe that there is a significant possibility that the European Commission will seek to issue regulations relating to residential mortgage lending in the European Union. It is uncertain whether, and in what way, our operations in Europe would be affected by such regulations. Any legislative initiative taken by the European Commission in this regard would be subject to consultation with the European Parliament and the approval of the council of the ministers of the member states of the European Union.

United Kingdom
      Until October 2004, the residential mortgage business in the United Kingdom was self-regulated under the Mortgage Code sponsored by the Council of Mortgage Lenders, or the CML. Membership in the CML and compliance with the Mortgage Code were voluntary. The Mortgage Code set out a number of recommended minimum standards of good mortgage practice.
      In October 2004, regulations became effective with regard to the residential mortgage finance industry in the United Kingdom. The Financial Services Authority, or the FSA, is the regulator under this new regime. With regard to any regulated mortgage contract (which includes almost all first-lien residential mortgage loans), the following activities have become regulated:

•	lending or acting as a lender;

•	administering or servicing regulated mortgage loans;

•	arranging mortgage credit; and

•	advising on any regulated mortgage contract.
      Each entity conducting a regulated activity is required to hold authorization and permission from the FSA. If these requirements are not fulfilled, the regulated mortgage contract is not enforceable against the borrower except with the approval of a court. In addition, civil and criminal penalties may be imposed.
      The FSA has established certain business rules in respect of regulated mortgage activities as part of its handbook of rules and guidance entitled Mortgages: Conduct of Business Sourcebook, or the MCOB. These rules cover, among other things, pre-contract, start of contract and post-sale disclosures, rules on contract changes, charges, arrears and repossessions and certain pre-origination matters, such as financial promotions and distance marketing, advice on suitability of mortgage loan contracts and draft pre-application illustrations. Special rules govern the offering of lifetime mortgage loans and the calculation and disclosure of interest rates. MCOB became effective in October 2004.
      Mortgage lenders in the United Kingdom are required to carry on responsible lending, with all underwriting decisions subject to an assessment of the borrowers’ ability to repay. Lenders are required to verify the accuracy of borrower information. Mortgage lenders are also required to adopt and implement a written policy on responsible lending and to properly train and supervise all underwriting personnel.
      Guidelines governing “non-status” (nonprime) lending in the United Kingdom were issued by the Office of Fair Trading in 1997. These guidelines regulate lender activities including advertising and marketing, loan documentation and contract terms, the relationship between lenders and brokers, selling methods, underwriting, interest rates and early redemption payments. The guidelines require lenders to ensure that brokers and other intermediaries comply with the guidelines and all relevant statutory requirements, whether or not the lender has any control or influence over the broker, in order to maintain its consumer credit license.
      Our U.K. business is also subject to data protection, consumer protection, anti-money laundering and other laws and regulations relevant to our business, and our U.K. broker-dealer is regulated by the FSA. Our failure to comply with these laws and regulations may result in fines as well as the revocation of personal or corporate licenses to conduct business, damages and compensation claims and other civil and criminal liability. Depending on the violation, the resulting sanction could impair our ability to originate, service or distribute mortgage loans and related securities.

Germany
      Our German lending business is regulated by the Federal Financial Supervisory Authority (Bundesanstalt für Finanzdienstleistungsaufsicht, or BAFin) and has a reporting obligation to the German Central Bank (Bundesbank). As a component of operational risk management, our business is required to comply with and monitor a full complement of bank regulatory guidelines to meet BAFin’s requirements. Among some of the significant commitments are:

•	Our German banking operation is required to have a minimum leverage capital ratio equal to 12% of risk-adjusted assets; and

•	The directors of our German banking operation must demonstrate compliance with specific independence requirements and adequate control over the bank’s business, processes and risks.

      Under the European Union Banking Directives, BAFin is entitled to extend its supervisory activities to other subsidiaries of ours that have a significant relationship with our German banking operation, although it has not done so.
      Our German businesses are also subject to data protection, consumer protection, anti-money laundering and other laws and regulations relevant to our business.

The Netherlands
      Our business in The Netherlands is subject to laws established on a national level as well as other regulations and internal codes of conduct. These laws, regulations and codes of conduct, among other things, impose licensing obligations and financial requirements on us, limit the interest rates, finance charges and other fees we may charge, prohibit discrimination, impose underwriting requirements and mandate disclosure to consumers. Our failure to comply with these laws could result in civil and criminal liability, loss of approved status, demands for indemnification or loan repurchases from buyers of our loans, lawsuits and administrative enforcement actions. Currently, the most important laws applicable to this business include the Act on the Protection of Personal Data and the Financial Services Identification Act.
      On January 1, 2006, the Act on the Provision of Financial Services became effective whereby financial service providers, including offerors, brokers and, under specified conditions, servicers of financial products such as mortgage loans are subjected to licensing requirements and continuous conduct supervision by The Netherlands Authority of the Financial Markets, or AFM. The Act requires us to apply for a license with the AFM in order to continue to act as offeror(s) of mortgage loans. The AFM grants such licenses if it is satisfied that we have the necessary expertise (management and employees) as well as a reliable administrative organization and an adequate system of internal controls in place for the services we provide.

Canada
      Our Canadian business is regulated by the federal, provincial and territorial governments that impose requirements and restrictions on our business. These laws and regulations address three principal topics: privacy protections for personal information, lender regulation and consumer protection.
      Canadian laws relating to privacy protection include the Personal Information Protection and Electronic Document Act, which applies to all of our Canadian operations, and provincial privacy legislation in Alberta, British Columbia and Quebec. Laws relating to lender regulation and consumer protection include the federal criminal code, the Competition Act and various mortgage broker, consumer protection and consumer reporting/credit reporting laws in various provinces. These laws, among other things, impose licensing obligations and financial requirements on our Canadian operations, limit the interest rates we may charge, provide “cooling-off” periods prior to the termination of which consumers are not legally bound to credit transactions, mandate certain disclosures and restrict anti-competitive behavior. Our failure to comply with these laws could result in civil and criminal liability, loss of licenses, lawsuits and administrative enforcement actions.

Mexico
      Our Mexican business is regulated by, and reports to, the following governmental agencies: Secretaría de Hacienda y Crédito Público, Comisión Nacional Bancaria y de Valores, Banco de México and Comisión Nacional para la Protección y Defensa de los Usuarios de Servicios Financieros. The supervisory activities of these authorities in respect of our Mexican business include inspection, authorization and accounting regulation, determining minimum capital requirements, regulating anti-money laundering provisions, registry of foreign investment, regulating our dealings with customers, approval of directors and issuances of securities and audits of development and control systems. The authorities may make recommendations, provide warnings, impose fines and suspensions, revoke authorizations and order the suspension of all activities of our Mexican business.

Our Responsible Lending Policies and Procedures
      We are committed to originating and acquiring mortgage loans in the United States and in other countries in which we operate that comply with all applicable laws and are designed to meet the credit profiles of our borrowers. We believe that our policies and procedures reflect our commitment to responsible lending.
      We do not originate or purchase from correspondent lenders mortgage loans that do not meet our responsible lending standards. We conduct both pre-funding and post-funding audits to ensure compliance with these standards, and we have developed technology to help ensure legal compliance. Our loan production in the United States is also audited by numerous regulatory agencies and compliance firms engaged by investors in our mortgage loans.
      Our commitment to responsible lending also extends to our servicing activities. For example, we offer third-party credit counseling at our expense to delinquent borrowers in many locations in the United States and seek to resolve delinquencies through numerous foreclosure alternatives. We have also been an industry leader in the United States in creating partnerships among governmental agencies, community groups and mortgage industry participants to reduce foreclosures and thus promote home ownership preservation. In 2003, we created and funded the Homeownership Preservation Foundation as an independent charitable foundation that works to facilitate communication among at-risk homeowners, lenders, servicers, non-profit organizations and public resources, and provides counseling services to the homeowner if the homeowner’s lender or servicer is unwilling to do so. The Homeownership Preservation Foundation has helped thousands of homeowners, and we hope it will continue to grow and become an industry-funded initiative.
      We intend to continue to review, revise and improve our practices to enhance our responsible lending efforts.
Employees
      As of December 31, 2005, we had approximately 13,700 employees. We do not have any employees who are members of labor unions or subject to collective bargaining arrangements. We believe that our employee relations are good.
Item 1A.     RISK FACTORS.
Risks Related to Our Business

Our business requires substantial capital, and if we are unable to maintain adequate financing sources our profitability and financial condition will suffer and jeopardize our ability to continue operations.
      We require substantial capital to support our operations and growth plans. Our primary sources of financing include our securitization activities, whole-loan sales, secured aggregation facilities, asset-backed commercial paper facilities, repurchase agreements, public note issuances, borrowings from GMAC and bank credit facilities. As of December 31, 2005, we had approximately $27.6 billion of liquidity commitments for asset-backed commercial paper facilities, secured aggregation facilities and repurchase agreements.
      As of December 31, 2005, we also had a $4.1 billion subordinated note outstanding from GMAC and approximately $1.0 billion outstanding from credit facilities outside the United States from GMAC and other GM affiliated entities. We intend to replace most of our GMAC credit facilities with credit facilities from, and debt issuances to, third parties in 2006. If we cannot maintain or replace any of our current facilities on comparable terms and conditions, we may incur substantially higher interest expense, which would reduce our profitability.
      In the past, the counterparties on some of our funding sources have relied on GMAC guarantees to support our obligations under those arrangements. We have terminated or replaced many of the GMAC guarantees with guarantees from ResCap and intend to terminate or replace the remainder of the GMAC guarantees over the next several months. If we are unable to replace these guarantees by maturity, those funding sources may not be available to us in the future. The only guarantees not yet replaced relate to our international operations.
      During volatile times in the capital and secondary markets, access to aggregation and other forms of financing, as well as access to securitization and secondary markets for the sale of our loans, has been severely constricted. If we are unable to maintain adequate financing or other sources of capital are not available, we could be forced to suspend, curtail or reduce our operations, which could harm our revenues, profitability, financial condition and business prospects.

Rating agencies may downgrade their ratings for us in the future, which adversely affect our ability to raise capital in the debt markets at attractive rates and increase the interest that we pay on our outstanding publicly traded notes, which could have a material adverse effect on our results of operations and financial condition.
      Each of Standard & Poor’s Rating Services, Moody’s Investors Service, Inc., Fitch, Inc. and Dominion Bond Rating Service rates our debt. Each of these agencies currently maintains an evolving, uncertain or developing outlook with respect to our ratings, and a reduction in our rating could result in our debt being rated non-investment grade. Ratings reflect the rating agencies’ opinions of our financial strength, operating performance, strategic position and ability to meet our obligations. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.
      If our ratings are downgraded, it could increase the interest rate that we would have to pay to raise money in the capital markets, making it more expensive for us to borrow money. In addition, our outstanding public notes contain provisions that would increase the interest rate on the notes if our ratings are downgraded. As a result, a decrease in our ratings may have a material adverse effect on our business, results of operations and financial condition.

GM is considering the sale of a controlling interest in GMAC as well as exploring strategic and structural alternatives for us; there is a risk that these initiatives may not occur, or if they do occur, they may not restore GMAC’s investment grade rating or maintain our investment grade ratings.
      As previously announced, GM is exploring the possible sale of a controlling interest in GMAC, as well as exploring other strategic and structural alternatives with respect to ResCap. The extent of the effect on GMAC’s and our ratings, if any, will depend on the structure and other terms of any potential transaction. We are unable to determine at this time who the eventual purchaser of a controlling interest in GMAC may be or if such a transaction will take place. It is also uncertain at this time if any transaction with respect to GMAC or ResCap will occur. Furthermore, even if a third party acquires a controlling interest in GMAC, or if a transaction is completed with respect to us, there is the possibility that these initiatives will not restore GMAC’s credit rating or maintain our credit rating. If the transactions do not occur, or if they do not restore GMAC’s credit rating or maintain our credit rating, or if they result in a re-linkage to GM’s rating, our funding sources and business may be adversely affected and our credit ratings may be negatively affected.

Our earnings may decrease because of increases or decreases in interest rates.
      Our profitability may be directly affected by changes in interest rates. The following are some of the risks we face relating to an increase in interest rates:

•	Rising interest rates generally reduce our residential mortgage loan production as borrowers become less likely to refinance and acquiring a new home becomes more expensive. Rising interest rates may also reduce demand for our other lending activities, including our warehouse lending and business capital activities. If demand for our loans decreases, our earnings may decrease.

•	During periods of rising interest rates, the value and profitability of our mortgage loans may be harmed from the date of origination (or interest rate lock) or purchase commitment until the date we sell or securitize the mortgage loans. In addition, the spread between the interest we receive on our mortgage loans during this aggregation period and our funding costs may be reduced by increases in market interest rates.

•	Rising interest rates will generally reduce the value of mortgage loans and retained interests held in our investment portfolio. For example, some of the interests we retain in connection with our securitizations are entitled to cash-flows that primarily represent the difference between the amount of interest collected on the underlying mortgage loans and the amount of interest payable to the holders of senior securities in the related securitization. In certain of these securitizations, the underlying mortgage loans generally have fixed interest rates for the first two or three years while the interest rate payable to holders of the senior securities is generally based on an adjustable London Inter-Bank Offered Rate, or LIBOR. In other securitizations, the underlying mortgage loans have variable interest rates that are based on indices other than LIBOR while the interest rate payable to holders of securities is generally based on LIBOR. If LIBOR increases during the time that the mortgage loans are fixed, or increases at a faster rate than the rate at which the underlying loans adjust, the income and value of our retained interests from these securitizations will be reduced. This would reduce the amount of cash we receive over the life of the loans in securitizations structured as financings and from our retained interests, and could require us to reduce the carrying value of our retained interests.

•	Rising interest rates will generally reduce the demand for residential real estate related services, including our brokerage, relocation and settlement services, which may reduce the income we receive from these services.
      We are also subject to risks from decreasing interest rates. For example, a significant decrease in interest rates could increase the rate at which loans are prepaid, which also could require us to write down the value of our retained interests. Moreover, if prepayments are greater than expected, the cash we receive over the life of our mortgage loans held for investment and our retained interests would be reduced. Higher-than-expected prepayments could also reduce the value of our mortgage servicing rights and, to the extent the borrower does not refinance with us, the size of our servicing portfolio. Therefore, any such changes in interest rates could harm our revenues, profitability, financial condition and business prospects.

Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates.
      We employ various economic hedging strategies to mitigate the interest rate and prepayment risk inherent in many of our assets, including our mortgage loan inventory, our mortgage servicing rights and our portfolio of mortgage loans held for investment and retained interests. We use various derivative and other financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items, futures and forward contracts, and/or purchasing or selling U.S. Treasury securities. Our hedging decisions in the future will be determined in light of the facts and circumstances existing at the time and may differ from our current hedging strategy. Additionally, we maintain a cash margin account against some hedges, the amount of which fluctuates with changes in interest rates. Any significant change in interest rates could result in a significant margin call, which would require us to provide the counterparty with additional cash collateral. Any such margin call could harm our liquidity, profitability, financial condition and business prospects.
      We also seek to manage interest rate risk in our U.S. residential real estate finance business partially by monitoring and seeking to maintain an appropriate balance between our loan production volume and the size of our mortgage servicing portfolio. We do this because changes in interest rates can have opposite impacts on these business activities. For example, a decline in interest rates generally leads to accelerated prepayments in our mortgage servicing portfolio, which negatively affects the value of our mortgage servicing rights. However, this same decline in interest rates generally leads to an increase in the volume of our loan production and related earnings. Conversely, an increase in interest rates generally leads to a decrease in prepayments of mortgage loans we service, which positively affects the value of our mortgage servicing rights. This same interest rate increase, however, generally causes a decrease in the volume of our loan production and related earnings.
      Our hedging strategies may not be effective in mitigating the risks related to changes in interest rates. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. There have been periods, and it is likely that there will be periods in the future, during which we incur losses after accounting for our hedging strategies. The success of our interest rate risk management strategy is largely dependent on our ability to predict the earnings sensitivity of our loan servicing and loan production activities in various interest rate environments. Our hedging strategies also rely on assumptions and projections regarding our assets and general market factors. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates or prepayment speeds, we may incur losses that could adversely affect our profitability and financial condition.

We use estimates and various assumptions in determining the fair value of certain of our assets, and in determining our allowance for loan losses. If our estimates or assumptions prove to be incorrect, we may be required to write down the value of these assets or increase our allowance for loan losses, either of which could adversely affect our earnings and financial condition.
      We use estimates and various assumptions in determining the fair value of our mortgage servicing rights and retained interests from our securitizations, and in determining our allowance for loan losses on our portfolio of mortgage loans held for investment and our business lending receivables. As of December 31, 2005, the value on our balance sheet of our mortgage servicing rights was approximately $4.0 billion and of our retained interests was approximately $1.3 billion, and our allowance for loan losses on our mortgage loans held for investment was approximately $1.1 billion and on our lending receivables was approximately $187.4 million. The value of these assets and the size of our loss allowances are functions of various estimates and assumptions we use, including delinquency, loss, prepayment speed and discount rate. Our actual experience may differ materially from these estimates and assumptions. A material difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, financial condition and business prospects.

We remain exposed to credit risk associated with the assets held in our portfolio of mortgage loans held for investment and retained interests, and higher rates of delinquency and default rates could adversely affect our profitability and financial condition.
      We are exposed to delinquencies and losses through our portfolio of retained interests and mortgage loans held for investment. Many of the mortgage loans underlying these retained interests and the mortgage loans held for investment in our portfolio are nonprime, which generally have higher delinquency and loss rates than prime loans. As of December 31, 2005, nonprime mortgage loans were 83% of our mortgage loans held for investment portfolio. Regardless of whether a mortgage loan is prime or nonprime, any delinquency interrupts the flow of projected interest income from a mortgage loan, and a default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan. In addition, if we experience higher-than-expected levels of delinquencies or losses in pools of mortgage loans that we service, we may lose our servicing rights, which would result in a loss of future servicing income and may damage our reputation as a loan servicer.
      We establish an allowance for loan loss on mortgage loans held for investment based on our anticipated delinquencies and losses, and seek to manage these risks with risk-based loan pricing and appropriate underwriting policies and loss mitigation strategies. Such policies may not be successful, however, and our profitability and financial condition could be adversely affected by higher-than-expected levels of delinquencies or losses.

Our profitability and financial condition could be adversely affected if the assumptions underlying our risk-based underwriting and pricing models prove to be incorrect.
      Our loan underwriting process, including our Assetwise Directsm, Engenious® and other underwriting and pricing systems in each country and market in which we operate, depends heavily on risk-based pricing models. Because our risk-based pricing models are based primarily on standard industry loan loss data supplemented by our historical loan loss data and proprietary systems, and because the models cannot predict the effect of financial market and other economic performance factors, our risk-based pricing models may not be a complete and accurate reflection of the risks associated with our loan products. If our loan products prove to be more risky than our risk-based pricing models predict, we may have to write down the value of mortgage loans in our inventory as well as the mortgage loans and retained interests we hold in our portfolio, which could adversely affect our profitability and financial condition.

Changes in existing U.S. government-sponsored mortgage programs, or disruptions in the secondary markets in the United States or in other countries in which we operate, could adversely affect our profitability and financial condition.
      Our ability to generate revenue through mortgage loan sales to institutional investors in the United States depends to a significant degree on programs administered by government-sponsored enterprises such as Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of mortgage-backed securities in the secondary market. These government-sponsored enterprises play a powerful role in the residential mortgage industry and we have significant business relationships with them. Proposals are being considered in Congress and by various regulatory authorities that would affect the manner in which these government-sponsored enterprises conduct their business, including proposals to establish a new independent agency to regulate the government-sponsored enterprises, to require them to register their stock with the Securities and Exchange Commission, to reduce or limit certain business benefits that they receive from the U.S. government and to limit the size of the mortgage loan portfolios that they may hold. Any discontinuation of, or significant reduction in, the operation of these government-sponsored enterprises could adversely affect our revenues and profitability. Also, any significant adverse change in the level of activity in the secondary market or the underwriting criteria of these government-sponsored enterprises could adversely affect our business.
      We use three primary sales channels to sell our mortgage loans to the secondary market: whole-loan sales, sales to government-sponsored enterprises and securitizations. A decrease in demand from whole-loan purchasers or the government-sponsored enterprises, or for the securities issued in our securitizations, could adversely affect our revenues and profitability.

General business and economic conditions may significantly and adversely affect our revenues, profitability and financial condition.
      Our business and earnings are sensitive to general business and economic conditions in the United States and in the markets in which we operate outside the United States. These conditions include short-term and long-term interest rates, inflation, fluctuations in the debt capital markets, and the strength of national and local economies. If the rate of inflation were to increase, or if the debt capital markets or the economies of the United States or our markets outside the United States were to weaken, we could be adversely affected and it could become more expensive for us to conduct our business. For example, business and economic conditions that negatively impact household incomes or housing prices could decrease the demand for our mortgage loans and the value of the collateral underlying our portfolio of mortgage loans held for investment and retained interests, and increase the number of consumers who become delinquent or default on their mortgage loans. In addition, the rate of delinquencies, foreclosures and losses on our mortgage loans (especially our nonprime loans) could be higher during economic slowdowns. Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to sell our mortgage loans, the prices we receive for our mortgage loans or the value of our portfolio of mortgage loans held for investment or retained interests, which could harm our revenues, profitability and financial condition. Further, adverse business and economic conditions could impact demand for housing, the cost of construction and other related factors that could harm the revenues and profitability of our business capital operations. For example, economic conditions that decrease demand for housing could adversely impact the success of a development project to which we have provided capital, which could adversely affect our return on that capital.
      In addition, our business and earnings are significantly affected by the fiscal and monetary policies of the U.S. government and its agencies and similar governmental authorities outside the United States. We are particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The Federal Reserve’s policies influence the size of the mortgage origination market, which significantly impacts the earnings of our U.S. residential real estate finance business, and, to the extent such policies affect the residential construction and development market, impacts the earnings of our business capital activities. The Federal Reserve’s policies also influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities. Changes in those policies are beyond our control and difficult to predict, and could adversely affect our revenues, profitability and financial condition.

We face intense competition that could harm our market share, revenues and profitability.
      We operate in a highly competitive industry. Competition for mortgage loans and business lending in each country in which we operate comes primarily from financial service companies, including large commercial banks and savings institutions. Many of our competitors have fewer regulatory constraints than we have. For example, national banks and federal savings and loan institutions in the United States are not subject to certain state laws and regulations targeted at so-called predatory lending practices and we could be at a competitive disadvantage with respect to legitimate nonprime lending opportunities. Some of our competitors also have lower cost structures, lower cost of capital and are less reliant on selling mortgage loans into the secondary market due to their greater portfolio lending capacity. We face competition in such areas as mortgage product offerings, rates and fees, and customer service, both at the retail and institutional level. In addition, establishing relationships with mortgage brokers requires a relatively small commitment of capital and personnel, and this low barrier to entry permits new competitors to enter our markets quickly and compete for our mortgage loan production through this channel.
      Certain government-sponsored enterprises, such as Fannie Mae and Freddie Mac, are expanding their participation in the nonprime mortgage industry. These government-sponsored enterprises have a size and cost-of-funds advantage that allows them to purchase loans with lower rates or fees than we are willing to offer. While the government-sponsored enterprises presently do not have the legal authority to originate mortgage loans, they do have the authority to buy loans. A material expansion of their involvement in the market to purchase nonprime loans could change the dynamics of the industry by virtue of their sheer size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, these government-sponsored enterprises experience significantly higher-than-expected losses, such experience could harm the overall investor perception of the nonprime mortgage industry.
      The internet mortgage financing industry, of which we are a part, is characterized by rapidly changing technologies, frequent new products and evolving industry standards. We may incur substantial costs to modify our services or infrastructure to adapt to these changes and to maintain and improve performance, features and reliability of our services. These technological advances and heightened internet commerce activities have also increased consumers’ accessibility to products and services generally. This has intensified competition among banking as well as non-banking companies in offering financial products and services. We may not be able to compete successfully in this changing market, which could reduce our market share and adversely impact our profitability and financial condition.

Increasing competition in the acquisition of mortgage loans from correspondent lenders in the secondary market and the origination of loans through mortgage brokers, and recent consolidation in the mortgage loan industry, may harm our profitability.
      In the United States and in several other countries in which we operate, we depend on mortgage brokers and correspondent lenders for the origination and purchase of many of our mortgage loans. These mortgage brokers have relationships with multiple lenders and are not obligated to do business with us. We compete with these lenders for the brokers’ business on pricing, service, fees, costs and other factors. Competition from other lenders and purchasers of mortgage loans could negatively affect the volume and pricing of our mortgage loans, which could harm our profitability.
      In addition, significant consolidation has occurred in recent years in the U.S. residential mortgage loan origination market. The largest 30 mortgage lenders combined had an 88% share of the residential mortgage loan origination market as of December 31, 2005, up from 61% as of December 31, 1999. Continued consolidation in the residential mortgage loan origination market may adversely impact our business in several respects, including increased pressure on pricing or a reduction in our sources of mortgage loan production if originators are purchased by our competitors, any of which could adversely impact our profitability.

Our financial results could be materially adversely affected if we are required to incur a charge for loan losses or reductions in carrying value of mortgage loans held for investment if a large number of homeowners to whom we have lent money were to suffer uninsured catastrophic damage to their property due to a terrorist attack or natural disaster.
      The occurrence of a terrorist attack or a natural disaster, such as a hurricane, earthquake or wildfire, in a city, metropolitan area or other densely populated location in the United States could decrease the value of mortgaged properties in that location. This, in turn, would increase the risk of delinquency, default or foreclosure on our mortgage loans held for investment or with respect to which we are exposed to the credit risk. The occurrence of any of these events could restrict our ability to originate, sell or securitize mortgage loans, impact the repayment of advances under our warehouse loans and adversely affect our business, profitability and financial condition. For example, in September 2005, we recorded $108.4 million in pretax charges for provision for loan losses and reductions in carrying value relating to certain assets as a result of Hurricane Katrina. The provision and reductions in carrying value primarily relate to the estimated impact of the damage that occurred in Louisiana, Mississippi and Alabama that was not covered by insurance. In many cases, due to the damage caused by the flooding and the reduction in real estate values, the value of the property that secures the mortgage loan is less than the amount of the loan, which will result in a loss to us if we foreclose on the property. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated Results — Year Ended December 31, 2005 Compared to Year Ended December 31, 2004” for more information regarding the impact of Hurricane Katrina on our business.

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our reported revenues, profitability and financial condition.
      Our financial statements are subject to the application of U.S. generally accepted accounting principles, which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by recognized authoritative bodies, including the Financial Accounting Standards Board and the Securities and Exchange Commission. Those changes could adversely affect our reported revenues, profitability or financial condition. In addition, new or revised accounting standards may impact certain of our business lending products, which could adversely affect our profitability.

An interruption in or breach of our information systems may result in lost business, regulatory actions or litigation or otherwise harm our reputation.
      We rely heavily upon communications and information systems to conduct our business in each country and market in which we operate. Any failure or interruption of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing. We are required to comply with significant U.S. and state regulations, as well as similar laws in other countries in which we operate, with respect to the handling of consumer information, and a breach in security of our information systems could result in regulatory action and litigation against us. If a failure, interruption or breach occurs, it may not be adequately addressed by us or the third parties on which we rely. Such a failure, interruption or breach could harm our reputation, revenues, profitability and business prospects.

The success and growth of our business may be adversely affected if we do not adapt to and implement technological changes.
      Our mortgage loan production and servicing operations are dependent upon our ability to effectively interface with our brokers, borrowers and other third parties and to produce and service the loans efficiently. These operations are becoming more dependent upon technological advancement, such as the ability to process loan applications over the internet, accept electronic payments and provide immediate status updates. To the extent that we become reliant on any particular technology or technological solution, we may be harmed if the technology or technological solution:

•	becomes non-compliant with existing industry standards or is no longer supported by vendors;

•	fails to meet or exceed the capabilities of our competitors’ corresponding technologies or technological solutions;

•	becomes increasingly expensive to service, retain and update; or

•	becomes subject to third-party claims of copyright or patent infringement.
Our failure to acquire necessary technologies or technological solutions could limit our ability to remain competitive and could also limit our ability to increase our cost efficiencies, which could harm our revenues and profitability.

We depend on the accuracy and completeness of information about our customers and counterparties, and inaccuracies in such information could adversely affect our profitability.
      When we originate and purchase mortgage loans, we rely heavily upon information supplied by third parties, including the information contained in the loan application, property appraisal or other indicators of property value, title information and employment and income documentation. In connection with our business lending and investment activities, including our warehouse lending activities, we also rely heavily on third-party information and assessments. If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected prior to loan funding or investment, the value of the loan or investment may be significantly less than expected. The risk is typically higher when we purchase a loan from a third-party seller. Whether a misrepresentation is made by the loan applicant, the mortgage broker, the correspondent lender, another third party or one of our own employees, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsalable or subject to repurchase if it is sold prior to detection of the misrepresentation. Although we may have rights against persons and entities who made or knew or should have known about the misrepresentation, it is often difficult to recover any monetary losses that we have suffered as a result of their actions.

We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which could harm our profitability.
      When we sell loans through whole-loan sales or securitizations, we are required to make customary representations and warranties about the loans to the purchaser or securitization trust. Our whole-loan sale agreements generally require us to repurchase or substitute loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its origination. Likewise, we are required to repurchase or substitute loans if we breach a representation or warranty in connection with our securitizations. The remedies available to a purchaser of mortgage loans may be broader than those available to us against the originating broker or correspondent lender. If a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the seller of the mortgage loan to us or the borrower. Significant repurchase activity could harm our profitability and financial condition.

Our business capital activities expose us to additional risks that may adversely affect our revenues and profitability.
      We finance residential and resort development and construction projects, and we make equity investments in residential development and construction projects. We also provide capital to homebuilders through the leasing of model homes. Our investments in and financings of these projects involve significant risks because, among other things, the projects are not complete at the time of the investment or financing. The performance of our investment or repayment of our financing is ultimately dependent on the success of the project. The success or failure of a project is dependent on a variety of factors, including:

•	the performance and financial strength of the developer;

•	development, construction and other costs of the project not exceeding original estimates;

•	the ability of the project to attract creditworthy buyers;

•	the project being completed on schedule, which is subject to many factors, several of which are beyond the control of the developer, such as required governmental approvals, weather, labor conditions and material shortages;

•	the continued involvement of key personnel; and

•	local housing demand and competition, including the strength of the local and national economy and fluctuations in interest rates.
Loans to, and investments in, these projects are considered more risky than residential mortgage loans, in part because development and construction costs are inherently difficult to determine at the commencement of a project, the loans or investments are typically larger, the construction may not be completed timely, if at all, and the underlying collateral may be less marketable. In addition, some of our loans are subordinate to more senior loans secured by the project. Our equity investments in these projects are subordinate to all debt financings to the projects. If we have made both a loan and an equity investment in a construction project, there is a risk that our loan could be further subordinated by a court and deemed to be part of our equity investment. We have established reserves in our financial statements intended to cover our exposure to loans on these projects. However, losses may exceed our reserves, which could adversely affect our profitability and financial condition.

Our business outside the United States exposes us to additional risks that may cause our revenues and profitability to decline.
      We conduct a significant portion of our business outside the United States. In 2005, we derived approximately 9% of our revenues and 9% of our net income from our businesses in Canada, Mexico and Europe. We intend to continue to pursue growth opportunities for our businesses outside the United States, which could expose us to greater risks. The risks associated with our operations outside the United States include:

•	multiple foreign regulatory requirements that are subject to change;

•	differing local product preferences and product requirements;

•	fluctuations in foreign currency exchange rates and interest rates;

•	difficulty in establishing, staffing and managing foreign operations;

•	differing labor regulations;

•	potentially negative consequences from changes in tax laws; and

•	political and economic instability.

The effects of these risks may, individually or in the aggregate, adversely affect our revenues and profitability.

A significant portion of our business is in the State of California, and our business may be significantly harmed by a slowdown in the economy or the occurrence of a natural disaster in California.
      A significant portion of the mortgage loans we originate, purchase and service are secured by properties in California. As of December 31, 2005, approximately 12% of our mortgage loans held for investment and approximately 20% of the mortgage loans held in our servicing portfolio are secured by properties in California. A significant portion of our warehouse lending and business capital activities are also concentrated in California. As of December 31, 2005, approximately 24% of the underlying collateral for these lending receivables was in California.
      A decline in the economy or the residential real estate market in California, or the occurrence of a natural disaster such as an earthquake or wildfire, could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on our mortgage loans held for investment or with respect to which we are exposed to the credit risk. The occurrence of any of these events could restrict our ability to originate, sell or securitize mortgage loans, impact the repayment of advances under our warehouse loans and adversely affect our business, profitability and financial condition.
      A decline in the economy or the residential real estate market in California, or the occurrence of a natural disaster, could also undermine the demand for the construction of new homes, undermine the development of residential real estate or delay the completion or sale of residential construction and development projects. The occurrence of any of these events could adversely affect our business capital activities.

Because we are a wholly-owned subsidiary of GM, we may be jointly and severally responsible with GM and its other subsidiaries for funding obligations under GM’s and its subsidiaries’ tax-qualified U.S. defined benefit pension plans. If we are required to pay some or all of those obligations, our profitability and financial condition could be materially adversely affected.
      We are a wholly-owned subsidiary of GM. Pursuant to the Employee Retirement Income Security Act of 1974, or ERISA, members of the GM control group (of which we are a member) are jointly and severally liable to the Pension Benefit Guaranty Corporation for any GM tax-qualified U.S. defined benefit pension plan (including the plans of its subsidiaries) and/or any trustee appointed if any such plan were to be terminated by the Pension Benefit Guaranty Corporation or were to be terminated by GM in a “distress termination.” The liabilities of the GM control group under ERISA with respect to any terminated plan would be limited to the liabilities of the plan on such termination date, if and to the extent that any liabilities of the terminated plan are not covered by the assets of the plan. Assets and liabilities of the plans for these purposes are determined in accordance with the provisions of ERISA and may vary substantially from the amounts reflected in GM’s financial statements in accordance with generally accepted accounting principles. In 2003 and 2004, GM and its subsidiaries contributed a total of $18.7 billion to their tax-qualified U.S. defined benefit pension plans in part to fund certain subsidiary ERISA minimum contribution requirements. In 2005, GM and its subsidiaries contributed $0.1 billion to their tax-qualified U.S. defined benefit plans and are not expected to be required to make a material contribution to those plans in 2006.
      If any GM tax-qualified U.S. defined benefit pension plan (including the plans of its subsidiaries) were to be terminated by the Pension Benefit Guaranty Corporation or by GM in a “distress termination” and GM were to not enter into a settlement agreement with the Pension Benefit Guaranty Corporation, we would continue to be jointly and severally liable to the Pension Benefit Guaranty Corporation and/or any trustee appointed for such plans.
      GM’s and its subsidiaries’ future funding obligations for their tax-qualified U.S. defined benefit pension plans depend upon, among other things, changes in the level of benefits provided for by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum ERISA funding levels, actuarial assumptions and experience, and any changes in government laws and regulations. If GM or its subsidiaries are legally required to make minimum contributions to those plans in the future, those contributions could be significant. Our profitability and financial condition could be materially adversely affected if we are required to pay some or all of these obligations.

If GM and/or GMAC were to become the subject of a bankruptcy proceeding and we were substantively consolidated with GM and/or GMAC, our assets would become subject to the claims of our creditors and the creditors of GM and/or GMAC.
      If GM and/or GMAC were to become the subject of a bankruptcy proceeding, the bankruptcy court could disregard the separate legal existence of ResCap and “substantively consolidate” us with GM and/or GMAC. If this were to occur, our assets and the assets of GM and/or GMAC would be subject to the claims of creditors of all entities so consolidated.
      We have executed an operating agreement that is intended to create some separation between GM and GMAC, on the one hand, and us, on the other. Although we believe that we would not be consolidated with GM and/or GMAC in a bankruptcy of GM and/or GMAC, it is a question that would be determined by the bankruptcy court in light of the circumstances existing at the time of determination. As a result, we cannot state with certainty that we would not be substantively consolidated with GM and/or GMAC in a bankruptcy proceeding.

GM and GMAC control all fundamental matters affecting us, and their interests may differ from ours.
      GMAC indirectly owns all of our outstanding common stock and has the power to elect and remove all of our directors, including the two independent directors who are required under an operating agreement to which we, GM and GMAC are a party. The operating agreement may be amended by the parties thereto, except for amendments that materially and adversely affect the rights of the holders of our outstanding notes, which require the approval of a majority of the independent directors. The operating agreement may be terminated by the parties thereto provided a majority of the independent directors approve the termination. The operating agreement also terminates if we cease to be a direct or indirect subsidiary of GMAC. GMAC is also able to approve or reject any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and approvals of mergers or sales of all or substantially all of our assets. GMAC is similarly controlled by GM.
      GM and GMAC’s interests may differ from ours and, subject to the applicable provisions of the operating agreement, GM and GMAC may cause us to take actions that are materially adverse to us.
Legal and Regulatory Risks Related to Our Business

The scope of our residential mortgage loan production and servicing operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels in the United States and outside the United States.
      Because we are authorized to originate, purchase and service mortgage loans in all 50 states, we must comply with the laws and regulations, as well as judicial and administrative decisions, for all of these jurisdictions, in addition to an extensive body of federal law and regulations. We similarly face an extensive body of law and regulations in the countries in which we operate outside the United States. The volume of new or modified laws and regulations has increased in recent years, and individual cities and counties in the United States have begun to enact laws that restrict certain loan origination, acquisition and servicing activities in those cities and counties. The laws and regulations within and outside the United States are different, complex and, in some cases, in direct conflict with each other. In addition, these laws and regulations often contain vague standards or requirements, which make compliance efforts challenging. As our operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.

      Our failure to comply with these laws can lead to:

•	civil and criminal liability:

•	loss of licenses and approvals;

•	damage to our reputation in the industry;

•	inability to sell or securitize our loans, or otherwise raise capital;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	fines and penalties and litigation, including class action lawsuits;

•	administrative enforcement actions; and

•	claims that an allegedly non-compliant loan is rescindable or unenforceable.
In addition, allegations of our failure to comply with these laws could damage our reputation. We are currently the subject of numerous class action lawsuits relating to alleged violations of various laws and regulations. See “Legal Proceedings” for more information regarding these lawsuits. An adverse result in one or more of these lawsuits could harm our results of operations, financial condition, reputation and business prospects.

New legislation with respect to so-called predatory lending practices could restrict our ability to produce mortgage loans, which could harm our revenues and profitability.
      Several states and cities in the United States are considering or have enacted laws, regulations or ordinances aimed at curbing so-called predatory lending practices. The U.S. government is also considering legislative and regulatory proposals in this regard. In general, these proposals involve lowering the existing federal Home Ownership and Equity Protection Act thresholds for defining a “high-cost” loan, and establishing enhanced protections and remedies for borrowers who receive such loans. In addition, some of these laws and regulations provide for extensive assignee liability for warehouse lenders, whole loan buyers and securitization trusts. Because of enhanced risk, including to an entity’s reputation, many whole-loan buyers elect not to purchase any loan labeled as a “high cost” loan under any local, state or federal law or regulation. The rating agencies have also taken adverse action with respect to securitizations that include these “high-cost” loans. Accordingly, these laws and rules could severely constrict the secondary market for a portion of our loan production and effectively preclude us from continuing to originate or purchase loans that fit within the newly defined thresholds. For example, after the Georgia Fair Lending Act became effective in 2002, many lenders and secondary market buyers refused to finance or purchase Georgia mortgage loans and rating agencies refused to provide ratings for securitizations including such loans. As a result, we substantially reduced our mortgage loan production in Georgia until the law was amended a few months later. Moreover, some of our competitors that are national banks or federally chartered thrifts may not be subject to these laws and may, therefore, be able to capture market share from us and other lenders. We are not able to similarly benefit from this federal preemption because we currently conduct most of our residential real estate finance business outside of GMAC Bank. Continued enactment of such state and local laws could increase our compliance costs, reduce our fee income and lower our mortgage loan production volume, all of which could harm our revenues, profitability and financial condition.

We may be subject to fines or other penalties based upon the conduct of independent mortgage brokers through which we originate mortgage loans and lenders from which we acquire mortgage loans.
      The mortgage brokers and lenders through which we obtain mortgage loans are subject to parallel and separate legal obligations. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers or assignees liable for the legal violations of the originating lender, federal and state agencies have increasingly sought to impose such liability on parties that take assignments of such loans. Recently, for example, the Federal Trade Commission entered into a settlement agreement with a mortgage lender where the Federal Trade Commission characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender. The Federal Trade Commission imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The U.S. Department of Justice in the past has sought to hold a nonprime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. In addition, various regulators and plaintiffs’ lawyers have sought to hold assignees of mortgage loans liable for the alleged violations of the originating lender under theories of express or implied assignee liability. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers or originating lenders.

If warehouse lenders and securitization underwriters face exposure stemming from legal violations committed by the companies to which they provide financing or underwriting services, this could increase our borrowing costs and harm the market for our whole loans and mortgage-backed securities.
      The scope of potential liability has increased for warehouse lenders and securitization underwriters because of recent legal developments. In June 2003, a California jury found a warehouse lender and securitization underwriter liable in part for fraud on consumers committed by a mortgage lender to whom it provided financing and underwriting services. The jury found that the investment bank was aware of the fraud and substantially assisted the mortgage lender in perpetrating the fraud by providing financing and underwriting services that allowed the lender to continue to operate, and held the investment bank liable for 10% of the plaintiff’s damages. If other courts or regulators adopt this theory, we may face increased litigation as we are named as defendants in lawsuits and regulatory actions against the mortgage companies with which we do business, which could harm our profitability and financial condition. Some investment banks may also exit the business, charge more for warehouse lending or reduce the prices they pay for whole loans in order to build in the costs of this potential litigation. This could, in turn, restrict our access to capital and harm our profitability, financial condition and business prospects.

Enhanced reporting required by the Home Mortgage Disclosure Act may lead to increased litigation, media coverage and challenges to our reputation.
      In 2002, the Federal Reserve Board adopted changes to Regulation C promulgated under the Home Mortgage Disclosure Act. Among other things, the new regulations require lenders to report the interest rate spread between the annual percentage rate on a residential mortgage loan and the yield on U.S. Treasury securities with comparable maturities if the spread equals or exceeds 3% for first lien loans and 5% for subordinate lien loans. This requirement applies to residential mortgage loans we originate, but not to loans we purchase. The expanded reporting requirement became effective in 2004 for reports filed in 2005 and thereafter. Many of our residential mortgage loans are subject to the expanded reporting requirements.
      The expanded reporting does not provide for additional loan information, such as credit risk, debt-to-income ratio, loan-to-value ratio, documentation level or other salient loan features. As a result, there is a risk that this information could be misinterpreted and lead to increased litigation and enforcement actions by federal and state agencies, especially with respect to compliance with equal credit and fair lending laws. This increased reporting has also attracted media coverage, including with respect to our information, and further media coverage is likely. Any litigation or negative media coverage could adversely affect our business or reputation.

We are no longer able to rely on the Alternative Mortgage Transactions Parity Act of 1982 to preempt certain state law restrictions on prepayment penalties, which could harm our revenues and profitability.
      The value of a mortgage loan depends, in part, upon the expected period of time that the mortgage loan will be outstanding. If a borrower prepays a mortgage loan, the holder of the mortgage loan does not realize the full value expected to be received from the loan. A prepayment penalty payable by a borrower who repays a loan earlier than expected helps offset the reduction in value resulting from the early payoff. Consequently, the value of a mortgage loan is enhanced to the extent the loan includes a prepayment penalty, and a mortgage lender can offer a lower interest rate and/or lower loan fees on a loan that has a prepayment penalty. Prepayment penalties are an important feature used to obtain value on the loans we originate.
      Some state laws restrict or prohibit prepayment penalties on mortgage loans and, until July 2003, we relied on the Alternative Mortgage Transactions Parity Act and related rules issued by the Office of Thrift Supervision, or OTS, to preempt state limitations on prepayment penalties. This Act was enacted to extend to financial institutions the federal preemption that federally chartered depository institutions enjoy. However, in September 2002 the OTS released a new rule that reduced the scope of the Act’s preemption and we are therefore no longer able to rely on the Act to preempt state restrictions on prepayment penalties. The elimination of this federal preemption prohibits us from charging any prepayment penalty in any state that prohibits such penalties and limits the amount or other terms and conditions in several other states. This may place us at a competitive disadvantage relative to financial institutions that will continue to enjoy federal preemption of such state restrictions. Such institutions are able to charge prepayment penalties without regard to state restrictions and, as a result, may be able to offer loans with interest rate and loan fee structures that are more attractive than the interest rate and loan fee structures that we are able to offer. This competitive disadvantage could harm our profitability and business prospects.
Item 1B.     UNRESOLVED STAFF COMMENTS.
      None
Item 2.     PROPERTIES.
      Our primary executive and administrative offices are located in Minneapolis, Minnesota. The primary executive and administrative offices of GMAC Residential Holding are in Horsham, Pennsylvania, and the primary executive and administrative offices of GMAC-RFC Holding are in Minneapolis, Minnesota. In Horsham, we lease approximately 320,000 square feet of office space under leases that expire between April 2006 and April 2009. In Minneapolis, we lease approximately 460,000 square feet of office space under leases that expire between July 2006 and December 2013.
      GMAC Residential Holding leases approximately 67,000 square feet of office space for warehouse lending, direct lending and loan processing in Cherry Hill, New Jersey pursuant to a lease that expires in September 2009; approximately 34,000 square feet of office space for data processing in Dallas, Texas pursuant to a lease that expires in April 2011; and approximately 170,000 square feet of office space used by our ditech.com® operations in Costa Mesa, California pursuant to a lease that expires in April 2008. GMAC Residential Holding also owns a facility in Waterloo, Iowa comprising approximately 155,000 square feet that is used in its servicing business.
      GMAC-RFC Holding leases approximately 90,000 square feet of office space for its operations in San Diego, California pursuant to a lease that expires in March 2008; approximately 172,000 square feet of office space for loan servicing in Dallas, Texas pursuant to a lease that expires in March 2015; approximately 54,000 square feet of office space in Bethesda, Maryland pursuant to a lease that expires in April 2008; and approximately 44,000 square feet of office space for master servicing in Burbank, California pursuant to a lease that expires in January 2008. GMAC-RFC Holding owns a data center with approximately 32,000 square feet in Eden Prairie, Minnesota. GMAC-RFC Holding also leases approximately 63,000 square feet of office space in Bracknell, United Kingdom for our U.K. operations pursuant to a lease that expires in June 2008 and additional office space in Bracknell pursuant to a lease that expires in 2014.
      In addition to the properties described above, we lease space for our branch offices throughout the United States and for our operations in Canada, Germany, Mexico and The Netherlands. We believe that our facilities are adequate for us to conduct our present business activities.

Item 3.     LEGAL PROCEEDINGS.
      We are subject to potential liability under various legal actions that are pending or may be asserted against us. In addition to the legal proceedings described below, we are a party to various legal proceedings arising in the ordinary course of our business, some of which purport to be class actions. A final outcome in any of these legal proceedings, if unfavorable, could have a material adverse effect on our business, results of operations or financial condition.
      Kessler. This putative class action was consolidated for settlement purposes with five other cases, all alleging that the plaintiffs obtained second-lien mortgage loans from either Community Bank of Northern Virginia or Guaranty National Bank of Tallahassee and that they were charged interest rates and fees violating the Pennsylvania Secondary Mortgage Loan Act. Plaintiffs additionally claim that the banks were not the actual lenders on the loans, but rather that the banks “rented” their banking charters to affiliates for the purpose of facilitating the assessment of “illegal” fees and that the affiliates either split the fees or kicked back the fees in violation of Real Estate Settlement Procedures Act (RESPA). Plaintiffs sought to hold our subsidiary liable primarily on the basis that the subsidiary was an assignee of the mortgage loans. In December 2003, the U.S. District Court for the Western District of Pennsylvania gave its final approval to a proposed $41.1 million settlement for all six cases, inclusive of attorney’s fees. The settlement contemplated payment to approximately 44,000 borrowers nationwide. A group of seven plaintiffs’ class action counsel appealed the settlement in part on the grounds that the underlying litigation did not address possible Truth in Lending Act (TILA) or Home Ownership and Equity Protection Act (HOEPA) claims. On August 11, 2005, the U.S. Court of Appeals for the Third Circuit vacated the district court’s approval of the settlement and remanded the matter to the district court for further proceedings. The parties are in the process of briefing the issue of the “viability” of the TILA and HOEPA claims within this particular litigation. Our subsidiary intends to vigorously defend against these claims.
      Golden. This putative class action was filed against our subsidiary in the Superior Court of California in San Diego County, California in December 2004. Plaintiffs allege misleading and wrongful conduct by our subsidiary in connection with its servicing of residential mortgage loans. This complaint reflects numerous similar actions filed against other industry participants. Specifically, plaintiffs allege that our subsidiary imposed unwarranted and improper fees, intentionally or recklessly failed to credit payments in a timely fashion, misapplied payments in order to improperly benefit itself, referred accounts prematurely to collections and foreclosure, wrongfully force placed insurance, and failed to provide borrowers with timely or clear information about the timing and amount of payments owed. Plaintiffs seek to certify a nationwide class consisting of all borrowers serviced by our subsidiary from December 2000 to present, demanding declaratory and injunctive relief and damages. Our subsidiary has filed an answer to the complaint denying the allegations and discovery is proceeding. Our subsidiary intends to vigorously defend against these claims.
      Santiago. This putative class action was filed against our subsidiary in June 2002 in the United States District Court for the Eastern District of Pennsylvania. Plaintiffs assert violations of Section 8(b) of RESPA based on the alleged collection of “unearned fees for settlement services” comprised of an $85 tax service fee, a $20 flood certification fee and a $250 funding fee. The nationwide class consists of “all persons who, on or after January 1, 1995 . . . paid fees for tax service, flood certification, and/ or underwriting.” In September 2003, the district court dismissed plaintiffs’ causes of action under RESPA as to all three fees for failure to state a claim. Plaintiffs appealed to the U.S. Court of Appeals for the Third Circuit, which affirmed the dismissal as to an alleged overcharge concerning the funding fee, but reversed the district court’s dismissal as to alleged additional charges associated with the flood certificate and tax service fees. The court of appeals remanded plaintiffs’ remaining claims to the district court to determine whether our subsidiary provided sufficient ancillary services to justify any such additional charges and for further proceedings, including discovery and motions, on both of these RESPA issues and ancillary state law claims. The case is in a preliminary stage, and no class has yet been certified. Our subsidiary has filed an answer to the claims denying the allegations and intends to vigorously defend against these claims.

      Murray. This putative statewide class action filed against our subsidiary in the United States District Court for the Northern District of Illinois in March 2005. Plaintiff’s counsel alleges that our subsidiary, in sending a “pre-approved offer” to the plaintiff, accessed the plaintiff’s credit report without authorization from the plaintiff and without a “permissible purpose” under Fair Credit Reporting Act (FCRA) since the material allegedly did not qualify as a “firm offer of credit.” It also alleges that the material failed to make FCRA required notices and disclosures in a “clear and conspicuous” manner. Plaintiff seeks statutory penalties for an allegedly willful violation of the statute. Class certification was denied by the district court, but that decision was reversed on appeal and the matter remanded to the district court for further proceedings. Our subsidiary intends to vigorously defend against these claims.
      Parthiban. This putative class action was filed against our subsidiary in the United States District Court for the Central District of California in August 2005. This litigation is a “copycat” of the Murray case and seeks to recover for essentially the same alleged conduct during roughly the same class period. One significant difference from Murray is that Parthiban was filed on behalf of a putative nationwide class. The district court granted our subsidiary’s motion to dismiss in part, striking four counts seeking declaratory and injunctive relief, and has permitted the case to go forward on the same “firm offer of credit” and “clear and conspicuous” disclosure claims present in Murray. The case is in a preliminary stage. No class has yet been certified and no discovery has been conducted. Our subsidiary intends to vigorously defend against these claims.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      Omitted.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
      We are a wholly-owned subsidiary of GMAC Mortgage Group, which is a wholly-owned subsidiary of GMAC. GMAC is a wholly-owned subsidiary of GM. As a result, there is no market for our common stock.

Item 6.	SELECTED FINANCIAL DATA.
      The selected historical financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the corresponding notes. The historical financial information presented may not be indicative of our future performance.

	For the Years Ended December 31,

	2005	2004	2003	2002	2001

	(In millions)
Statement of Income Data:
Interest income	$5,797.1	$4,990.9	$3,482.7	$1,814.0	$1,210.9
Interest expense	3,872.1	2,405.0	1,402.7	800.9	797.4

Net interest income	1,925.0	2,585.9	2,080.0	1,013.1	413.5
Provision for loan losses	651.8	842.9	453.5	231.7	124.5

Net interest income after provision for loan losses	1,273.2	1,743.0	1,626.5	781.4	289.0
Gain on sale of mortgage loans, net	1,036.7	696.9	1,746.3	1,543.0	1,491.8
Servicing fees	1,416.3	1,294.3	1,185.7	1,175.5	1,029.2
Amortization and impairment of servicing rights	(762.0)	(1,003.3)	(2,014.9)	(2,217.6)	(868.3)
Servicing asset valuation and hedge gain (loss), net	17.2	214.9	507.2	685.0	(374.9)

Net servicing fees (loss)	671.5	505.9	(322.0)	(357.1)	(214.0)
Gain (loss) on investment securities, net	236.4	63.7	(222.8)	(371.5)	(309.0)
Real estate related revenues	712.2	649.2	500.4	459.2	387.4
Other income	305.3	308.0	398.1	447.7	434.7

Total net revenue	4,235.3	3,966.7	3,726.5	2,502.7	2,079.9
Compensation and benefits	1,406.9	1,216.5	1,188.8	962.5	865.2
Professional fees	212.4	224.7	169.4	115.2	126.0
Data processing and telecommunications	199.9	191.1	189.3	199.8	197.7
Advertising	158.7	151.4	127.7	123.6	119.3
Occupancy	121.3	107.6	99.6	97.3	93.0
Other	509.2	465.1	585.8	496.3	330.2

Total expenses	2,608.4	2,356.4	2,360.6	1,994.7	1,731.4

Income before income tax expense	1,626.9	1,610.3	1,365.9	508.0	348.5
Income tax expense	606.3	642.1	509.1	199.4	188.9

Net income	$1,020.6	$968.2	$856.8	$308.6	$159.6

	As of December 31,

	2005	2004	2003	2002	2001

	(In millions)
Balance Sheet Data:
Total assets	$118,885.1	$94,349.5	$78,559.6	$45,549.1	$27,119.2
Affiliate borrowings	5,177.5	10,006.2	10,683.9	11,852.6	13,025.0
Collateralized borrowings in securitization trusts	56,097.8	50,708.5	39,415.6	12,422.8	1,196.8
Other borrowings	42,300.5	23,703.7	20,647.6	15,038.3	7,277.8
Total borrowings	103,575.8	84,418.4	70,747.1	39,313.7	21,499.6
Stockholder’s equity	7,464.0	4,365.7	3,186.0	2,374.3	1,818.1

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
      You should read the following discussion together with the financial statements and the corresponding notes. The discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see the discussion under the headings “Risk Factors” and “Forward-Looking Statements.”
General
      We did not conduct any operations prior to the transfer of our wholly-owned subsidiaries GMAC Residential Holding and GMAC-RFC Holding to us in March 2005. References to our historical assets, liabilities, products, businesses or activities are generally intended to refer to the historical assets, liabilities, products, businesses or activities of GMAC Residential Holding and GMAC-RFC Holding and their respective subsidiaries as conducted prior to their transfer to us.
      We conduct our operations and manage and report our financial information primarily through four operating business segments:

•	GMAC Residential. Our GMAC Residential segment primarily originates, purchases, sells, securitizes and services residential mortgage loans. This segment originates residential mortgage loans through a retail branch network, direct lending centers and mortgage brokers, and also purchases residential mortgage loans from correspondent lenders. Most of the loans originated or purchased by this segment are prime credit quality loans that meet the underwriting standards of Fannie Mae or Freddie Mac. This segment also provides collateralized lines of credit to other originators of residential mortgage loans, which we refer to as warehouse lending. Our limited banking activities through GMAC Bank are included in this segment. This segment generated approximately 35% of our revenues and 30% of our net income in 2005.

•	Residential Capital Group. Our Residential Capital Group originates, purchases, sells, securitizes and services residential mortgage loans. This segment originates residential mortgage loans primarily through mortgage brokers, purchases loans from correspondent lenders and other third parties and provides warehouse lending. The residential mortgage loans produced by this segment cover a broad credit spectrum and generally do not conform to the underwriting requirements of Fannie Mae or Freddie Mac. These loans are primarily securitized through the issuance of non-agency mortgage-backed and mortgage related asset-backed securities. This segment generated approximately 34% of our revenues and 39% of our net income in 2005.

•	Business Capital Group. Our Business Capital Group provides financing and equity capital to residential land developers and homebuilders and financing to resort developers and healthcare-related enterprises. This segment generated approximately 10% of our revenues and 20% of our net income in 2005.

•	International Business Group. Our International Business Group includes substantially all of our operations in the United Kingdom, The Netherlands, Germany, Canada and Mexico. This segment generated approximately 9% of our revenues and 9% of our net income in 2005.
      Our other business operations include our real estate brokerage and relocation business and our Mexican distressed asset business (which we sold in the first quarter of 2005), none of which is significant to our results of operations. These businesses are included with certain holding company activities and other adjustments to conform the reportable segment information to our results of operations.
Overview
      Our ability to generate income and cash flow is highly dependent on the volume of our loan production and our ability to sell or otherwise finance our loans. Our business is also dependent on the acquisition and valuation of our other financial assets, including our mortgage loans held for investment from our on-balance sheet securitizations, retained interests from our off-balance sheet securitizations, mortgage servicing rights, other mortgage loans held for investment and lending receivables.
      Our level of mortgage loan production, and the acquisition and valuation of our other financial assets, is subject to various factors and our assessment of them. These factors include the interest rate environment, housing prices and the condition of local and national economies in which we conduct business. These factors affect our estimates of prepayments, credit losses and other items affecting expected cash flows from our assets and our related valuation of these assets as well as our ability to originate or acquire mortgage loans. As a consequence of these factors, particularly interest rates, the business of acquiring and selling mortgage loans is cyclical.
      Beginning in 2001, we initiated a strategy to address the cyclical nature inherent in the mortgage markets and generate a longer-term source of revenue. We have pursued this strategy by structuring more of our securitizations as on-balance sheet financings rather than off-balance sheet transactions, thereby growing the portfolio of mortgage loans held for investment on our balance sheet and that we pledge to securitization trusts as collateral in these financing transactions. The debt securities issued in connection with these secured financings are characterized on our balance sheet as collateralized borrowings in securitization trusts. We continue to evaluate this strategy and the amount of retained interests that we hold from our off-balance sheet securitizations in light of market conditions. As an example, as we monitor how the secondary market reacts to changing conditions, we may structure our loan sales and securitizations such that we retain no residual interests in the loans we sell if we believe the market pricing is attractive or it would assist us with our retained risk profile. We intend to grow our portfolio of mortgage loans held for investment from these on-balance sheet financings as long as market conditions are favorable to do so. We also intend to increase the portfolio of mortgage loans held for investment and related funding through our subsidiary GMAC Bank.
      We seek to mitigate interest rate risk, in part, by monitoring and seeking to maintain an appropriate balance between our mortgage loan production volume and the size of our mortgage servicing portfolio. Interest rate movements will generally have an opposite effect on loan production volume and the valuation of the mortgage servicing rights. As interest rates rise, loan production generally declines as consumers are less likely to refinance mortgage loans. Conversely, rising rates generally increase the value of mortgage servicing rights as the cash flow stream associated with the servicing will lengthen as consumers are less likely to refinance. We also use various derivative and other financial instruments to mitigate our interest rate risk.
      We are subject to varying degrees of credit risk in connection with our residual interests from off-balance sheet securitizations, our portfolio of mortgage loans held for investment (primarily held in connection with on-balance sheet securitizations) and our lending receivables. We monitor our credit risk closely as it impacts the value of these assets and we seek to mitigate this risk through our risk-based pricing, appropriate underwriting policies and loss mitigation strategies. We use detailed credit loss estimation methodologies for determining the allowance for loan losses and for input into cash flow estimates for valuing residual interests from off-balance sheet securitizations. We update our credit loss assumptions regularly to reflect our actual experience as well as current economic conditions.
      Our business is also dependent on our sources of liquidity and funding. We sell almost all of our prime conforming residential mortgage loans to Fannie Mae or Freddie Mac in the form of agency-sponsored mortgage-backed securitizations. For other loan types, we primarily use aggregation facilities and our own securitizations as funding sources.
Understanding our Financial Results
      Our financial results are significantly impacted by the structure of our securitizations as either on- or off-balance sheet and the related valuation of the assets recorded in connection with securitizations, including mortgage servicing rights. The following descriptions should assist you in understanding our financial results as they relate to these items. A complete explanation of our accounting policies and estimates can be found under the heading “— Critical Accounting Estimates” and in the notes to the financial statements.

On- and Off-Balance Sheet Securitizations
      Securitizations that are structured as sales provide a onetime contribution to our income — or a gain on sale — when the mortgage loans and related securities are sold into the securitization trust. We refer to these transactions as “off-balance sheet” securitizations. We determine the gain on sale by allocating the carrying value of the underlying mortgage loans between loans sold and the interests retained, based on relative fair values. The gain recognized is the difference between the cash proceeds of the securitization and the allocated carrying value of the loans sold. Our estimate of the fair value of our retained interests in these off-balance sheet securitizations requires us to exercise significant judgment as to the timing and amount of future cash flows from the retained interests. We are exposed to credit risk from the underlying mortgage loans in off-balance sheet securitizations to the extent we retain subordinated interests. Changes in expected cash flows from an off-balance sheet securitization resulting from changes in expected net credit losses will impact the value of our subordinated retained interests and those changes are recorded as a component of investment gain or loss.
      In contrast, for securitizations that are structured as financings, we recognize interest income over the life of the mortgage loans held for investment and interest expense incurred for the borrowings. We refer to these transactions as on-balance sheet securitizations. The mortgage loans collateralizing the debt securities for these financings are included in mortgage loans held for investment and the debt securities payable to investors in these securitizations are included in collateralized borrowings in securitization trusts on our balance sheet. Our recorded liability to repay these borrowings will be reduced to the extent cash flows received from the securitized and pledged assets are less than the recorded liabilities due. We provide for credit losses for the mortgage loans held for investment as they are incurred by establishing or increasing an allowance for loan loss.
      Whether a securitization is on- or off-balance sheet, investors in the securities issued by the securitization trust have no recourse to our assets or to us and have no ability to require us to repurchase their securities, but rather have recourse only to the assets transferred to the trust. Whereas the accounting differences are significant, the underlying economic impact to us, over time, will be the same whether the securitization is structured on- or off-balance sheet.

Net Interest Income
      Net interest income is the difference between the interest and fees we earn on various financial assets including mortgage loans held for investment, mortgage loans held for sale, lending receivables, and trading and available for sale securities and the interest we pay on the related liabilities, including collateralized borrowings in securitization trusts, affiliate borrowings, other borrowings and deposit liabilities.

Net Servicing Fees
      We recognize net revenue related to mortgage servicing rights in the following income statement line items:

•	Servicing fees — the income earned for servicing a loan. This includes the contractual servicing fee as well as ancillary servicing items such as late fees. Servicing fees are generally calculated as a percentage of the loan balance.

•	Amortization and impairment of servicing rights — an expense item that amortizes the capitalized mortgage servicing right over the estimated life of the servicing cash flows expected to be received from servicing the mortgage loan. Impairment relates to charges taken for temporary impairment of the mortgage servicing rights.

•	Servicing asset valuation and hedge gain — the income statement effect of financial instruments hedging the mortgage servicing rights for both economic and accounting hedges as well as any related fair value adjustment of the mortgage servicing rights resulting from the application of hedge accounting.

      While we separately disclose each of the above line items on the statement of income, we also provide a net servicing fee subtotal reflecting the combination of the above items. We believe this provides a more meaningful measure when comparing changes between years.
Critical Accounting Estimates
      The preparation of financial statements in accordance with GAAP requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in the preparation of the statements. Our significant accounting policies are described in Note 2 to the audited consolidated financial statements.
      Accounting estimates are considered critical if the estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period or changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows.

Determination of the Allowance for Loan Losses
      The allowance for loan losses is our estimate of incurred losses in our portfolio of mortgage loans held for investment and lending receivables. Lending receivables are all loans other than residential mortgage loans. We periodically perform detailed reviews of our portfolio of mortgage loans held for investment and our lending receivables portfolio to determine if impairment has occurred and to assess the adequacy of the allowance for loan losses based on historical and current trends and other factors affecting credit losses. We charge additions to the allowance for loan losses to current period earnings through the provision for loan losses. Amounts determined to be uncollectible are charged directly against (and decrease) the allowance for loan losses, while amounts recovered on previously charged-off accounts increase the allowance. We exercise significant judgment in estimating the timing, frequency and severity of losses, which could materially affect the provision for loan losses and, therefore, net income. The methodology for determining the amount of the allowance differs for our portfolio of mortgage loans held for investment and our lending receivables portfolio.
      Our portfolio of mortgage loans held for investment consists of smaller-balance, homogeneous residential mortgage loans. We divide this portfolio into several pools (based on, among other things, mortgage product type, underlying collateral and geographic location), which we evaluate for impairment. We establish the allowance for loan losses through a process that begins with estimates of incurred losses in each pool based upon various statistical analyses, including migration analysis, in which historical loss experience that we believe to be indicative of the current environment is applied to the portfolio to estimate incurred losses. In addition, we consider the overall portfolio size and other portfolio indicators such as delinquencies and credit quality, as well as general economic and business trends that we believe are relevant to estimating incurred losses.
      Our lending receivables portfolio is comprised of larger-balance, non-homogeneous loans. We evaluate these loans individually and risk-grade them based on borrower, collateral and industry-specific information that we believe is relevant to determine the likelihood of the occurrence of a loss event and to measure impairment. We establish specific allowances for lending receivables that we determine to be individually impaired. We estimate the allowance for loan losses based on the borrower’s overall financial condition, financial resources, payment history and, when appropriate, the estimated realizable value of any collateral. In addition to the specific allowances for impaired loans, we maintain allowances that are based on a collective evaluation for impairment of certain lending receivable portfolios. These allowances are based on historical loss experience, concentrations, current economic conditions and performance trends within specific geographic and portfolio segments.

Valuation of Mortgage Servicing Rights
      Mortgage servicing rights represent the capitalized value of the right to receive future cash flows from the servicing of mortgage loans. Mortgage servicing rights are a significant source of value derived from originating or acquiring mortgage loans. Because residential mortgage loans typically contain a prepayment option, borrowers often elect to prepay their mortgage loans by refinancing at lower rates during declining interest rate environments. When this occurs, the stream of cash flows generated from servicing the original mortgage loan is terminated. As such, the market value of mortgage servicing rights is very sensitive to changes in interest rates, and tends to decline as market interest rates decline and increase as interest rates rise.
      We capitalize mortgage servicing rights on loans that we have originated based upon the fair market value of the servicing rights associated with the underlying mortgage loans at the time the loans are sold or securitized. We capitalize purchased mortgage servicing rights at cost (which approximates the estimated fair market value of such assets). The carrying value of mortgage servicing rights is dependent upon whether the rights are hedged. We carry mortgage servicing rights that receive hedge accounting treatment at fair value. Changes in fair value are recognized in current period earnings, which are generally offset by changes in the fair value of the underlying derivative if the changes in the value of the asset and derivative are highly correlated. Mortgage servicing rights that do not receive hedge accounting treatment are carried at the lower of cost or fair value.
      GAAP requires that the value of mortgage servicing rights be determined based on market transactions for comparable servicing assets or, in the absence of representative market trade information, based on other available market evidence and modeled market expectations of the present value of future estimated net cash flows that market participants would expect to be derived from servicing. When benchmark market transaction data is not available, we rely on estimates of the timing and magnitude of cash inflows and outflows to derive an expected net cash flow stream, and then discount this stream using an appropriate market discount rate. Servicing cash flows primarily include servicing fees; interest income, or the “float,” earned on collections that are deposited in various custodial accounts between their receipt and our distribution of the funds to investors; and late fees, in each case less operating costs to service the loans. Cash flows are derived based on internal operating assumptions that we believe would be used by market participants, combined with market-based assumptions for loan prepayment rates, interest rates and discount rates that management believes approximate yields required by investors in this asset. We consider available information and exercise significant judgment in estimating and assuming values for key variables in the modeling and discounting process.
      We use the following key assumptions in our valuation approach:

•	Prepayments — The most significant driver of mortgage servicing rights value is actual and anticipated portfolio prepayment behavior. Prepayment speeds represent the rate at which borrowers repay their mortgage loans prior to scheduled maturity. As interest rates rise, prepayment speeds generally slow, and as interest rates decline, prepayment speeds generally accelerate. When mortgage loans are paid or expected to be paid earlier than originally estimated, the expected future cash flows associated with servicing such loans are reduced. We primarily use third-party models to project residential mortgage loan payoffs. We measure model performance by comparing prepayment predictions against actual results at both the portfolio and product level.

•	Discount rate — The mortgage servicing rights cash flows are discounted at prevailing market rates which include an appropriate risk-adjusted spread.

•	Base mortgage rate — The base mortgage rate represents the current market interest rate for newly originated mortgage loans. This rate is a key component in estimating prepayment speeds of our portfolio because the difference between the current base mortgage rate and the interest rates on existing loans in our portfolio is an indication of the borrower’s likelihood to refinance.

•	Cost to Service — In general, servicing cost assumptions are based on actual expenses directly related to servicing. These servicing cost assumptions are compared to market servicing costs when market information is available. Our servicing cost assumptions include expenses associated with our activities related to loans in default.

•	Volatility — Volatility represents the expected rate of change of interest rates. The volatility assumption used in our valuation methodology is intended to place a band around the potential interest rate movements from one period to the next. We use implied volatility assumptions in connection with the valuation of our mortgage servicing rights. Implied volatility is defined as the expected rate of change in interest rates derived from the prices at which options on interest rate swaps, or swaptions, are trading. We update our volatility assumptions for the change in implied swaption volatility during the period, adjusted by the ratio of historical mortgage to swaption volatility.

      We also periodically perform a series of reasonableness tests as we deem appropriate, including the following:

•	Review and compare recent bulk mortgage servicing right acquisition activity. We evaluate market trades for reliability and relevancy and then consider, as appropriate, our estimate of fair value of each significant deal to the traded price. Currently, there is a lack of comparable transactions between willing buyers and sellers in the bulk acquisition market, which are the best indicators of fair value. However, we continue to monitor and track market activity on an ongoing basis.

•	Review and compare recent flow servicing trades. We evaluate market trades of flow transactions to compare prices on our mortgage servicing rights. Fair values of flow market transactions may differ from our fair value estimate for several reasons, including age/credit seasoning of product, perceived profit margin/discount assumed by aggregators, economy of scale benefits and cross-sell benefits.

•	Review and compare fair value price/multiples. We evaluate and compare our fair value price/multiples to market fair value price/multiples quoted in external surveys produced by third parties.

•	Reconcile actual monthly cash flows to projections. We reconcile actual monthly cash flows to those projected in the mortgage servicing rights valuation. Based upon the results of this reconciliation, we assess the need to modify the individual assumptions used in the valuation. This process ensures the model is calibrated to actual servicing cash flow results.
      We generally expect our valuation to be within a reasonable range of that implied by each test. If we determine our valuation has exceeded the reasonable range, we may adjust it accordingly.
      We evaluate mortgage servicing rights for impairment by stratifying our portfolio on the basis of the predominant risk characteristics (mortgage product type and interest rate). To the extent that the carrying value of an individual tranche exceeds its estimated fair value, the mortgage servicing rights asset is considered to be impaired. We recognize impairment that is considered to be temporary through the establishment of (or an increase in) a valuation allowance, with a corresponding unfavorable effect on earnings. If it is later determined all or a portion of the temporary impairment no longer exists for a particular tranche, we reduce the valuation allowance, with a favorable effect on earnings. If the impairment is determined to be other than temporary, the valuation allowance is reduced along with the carrying value of the mortgage servicing right.
      The assumptions used in modeling expected future cash flows of mortgage servicing rights have a significant impact on the fair value of mortgage servicing rights and potentially a corresponding impact to earnings. For example, a 10% increase in the prepayment assumptions would have negatively impacted the fair value of our mortgage servicing rights asset by $183 million, or approximately 5%, as of December 31, 2005. The calculation assumes that a change in the prepayment assumption would not impact other modeling assumptions. In reality, changes in one factor may result in changes in another, which might magnify or mitigate the sensitivities. In addition, the factors that may cause a change in the prepayment assumption may also positively or negatively impact other areas of our operations (for example, declining interest rates, while increasing prepayments, would likely have a positive impact on mortgage loan production volume and gains recognized on the sale of mortgage loans).

Valuation of Interests in Securitized Assets
      When we securitize mortgage loans in off-balance sheet transactions, we may retain an interest in the sold assets. These retained interests may take the form of mortgage-backed or mortgage-related asset-backed securities (including senior and subordinated interests), interest-only, principal-only, investment grade, non-investment grade or unrated securities. The subordinated interests we retain provide a form of credit enhancement for the more highly-rated securities. In addition to the interests we retain from our securitization activities, we purchase mortgage-backed securities, interest-only strips and other interests in securitized mortgage assets. As a result of these purchases, we may hold for investment (primarily with the intent to sell or securitize) mortgage-backed securities similar to those we retain in connection with our securitization activities. Interests in securitized assets, whether retained or purchased, are accounted for as investments in debt securities. Our estimate of the fair value of these interests requires us to exercise significant judgment about the timing and amount of future cash flows from these interests.
      We value interests in securitized assets on the basis of external dealer quotes, where available. External quotes are not available for a significant portion of these assets because of the relative illiquidity of such assets in the market. In these circumstances, we base valuations on internally-developed models that consider recent market transactions, experience with similar securities, current business conditions and analysis of the underlying collateral, as available.
      Estimating the fair value of these securities requires us to make certain assumptions based on current market information. The following describes the significant assumptions that could impact future cash flows, and therefore the valuation of these assets.

•	Prepayments — Similar to mortgage servicing rights, estimated prepayment speeds significantly impact the valuation of our retained interests in securitized assets because changes in actual and expected prepayment speed may significantly change the expected cash flows from these securities. For certain securities, we are able to obtain market information from third parties to estimate prepayment speeds. In other cases, we estimate prepayment speeds based upon historical and expected future prepayment rates.

•	Credit Losses — Expected credit losses on loans underlying mortgage-backed and mortgage-related asset-backed securities also significantly impact the estimated fair value of the related subordinate interests we retain. Credit losses can be impacted by many economic variables including unemployment, housing prices and other regional factors. The types of loan product and the interest rate environment are also key variables impacting our credit loss assumptions. For certain securities, market information for similar investments is available to estimate credit losses and collateral defaults (for example, dealer-quoted credit spreads). For other securities, we estimate future credit losses using internally-developed credit loss models, which generate indicative credit losses on the basis of our historical credit loss frequency and severity.

•	Discount Rate — Discount rate assumptions are affected primarily by changes in the assessed risk on the sold assets or similar assets and market interest rate movements. We determine discount rate assumptions using data obtained from market participants, where available, or based on current relevant treasury rates, plus an appropriate risk-adjusted spread, based on analysis of historical spreads on similar types of securities.

•	Interest Rates — Estimates of interest rates on variable- and adjustable-rate loans are based on spreads over an appropriate benchmark interest rate, usually LIBOR, using market-based yield curves. The movement in interest rates can also have a significant impact on the valuation of our retained interests.
      We include changes in the fair value of mortgage-backed and mortgage-related asset-backed securities held for trading as a component of investment gain or loss in our income statement. We include changes in the estimated fair value of mortgage-backed and mortgage-related asset-backed securities available for sale as a component of equity (other comprehensive income) in our balance sheet. If we determine that other than temporary impairment should be recognized related to mortgage-backed and mortgage-related asset-backed securities available for sale, we recognize such amounts in our income statement in the line item entitled gain on investment securities, net.
      Similar to mortgage servicing rights, changes in model assumptions can have a significant impact on the carrying value of interests in securitized assets. Note 18 to the audited consolidated financial statements summarizes the impact on the fair value due to a change in key assumptions for the significant categories of interests in securitized assets as of December 31, 2005 and 2004.
Results of Operations

Consolidated Results

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
      Our net income increased $52.4 million or 5.4% to $1.0 billion in 2005, compared to $968.2 million in 2004. The increase in net income was primarily the result of higher gains on sales of mortgage loans, lower provision for loan losses and increased net servicing fees, gain on investment securities and real estate related revenues. These favorable impacts to net income were partially offset by a decline in net interest income and an increase in operating expenses.
      Our mortgage loan production in 2005 was $175.6 billion, an increase of 19% from $147.0 billion in 2004. Our domestic mortgage loan production increased 20% and international mortgage loan production increased 18% in 2005 compared to the prior year. Our domestic loan production increased at a greater rate than the overall domestic mortgage origination market reflecting our increased market share. The domestic mortgage origination market was estimated to be approximately $2.8 trillion in 2005 compared to $2.7 trillion in 2004.
      Gain on sale of mortgage loans, net was $1.0 billion in 2005, compared to $696.9 million in 2004. This 49% increase was primarily due to the increase in mortgage loan production and the increase in the percentage of our volume sold rather than financed during 2005. The sale of our Mexican distressed loan business in the first quarter of 2005, which generated a pretax gain of $63.0 million, also positively impacted the gain on sale in 2005.
      Net interest income was $1.9 billion in 2005 compared to $2.6 billion in 2004, a decrease of $660.9 million or 26%. Our interest income increased $806.2 million in 2005 compared to the prior year, primarily as a result of an increase in our interest earning assets including mortgage loans held for sale, mortgage loans held for investment, lending receivables and other interest-earning assets. Our interest expense increased $1.5 billion in 2005 compared to the prior year due to both an increase in the volume of interest-bearing liabilities and an increase in the cost of those funds. We experienced an increase in our funding costs in 2005 primarily due to the increase in short-term market interest rates. The flattening of the yield curve during 2005 had a overall negative impact on our net interest income as our yields on our earning assets were generally consistent with the prior year but our funding costs increased with the rise in short term rates, after the impact of our hedging programs. Additionally, our cost of funds has increased as we replaced lower cost affiliate borrowings with our own unsecured debt. We expect continued pressure on net interest income given the current interest rate environment.
      The provision for loan losses was $651.8 million in 2005 compared to $842.9 million in 2004, representing a decrease of $191.1 million. The mortgage loan held for investment allowance for loan losses was 1.55% of total mortgage loans held for investment as of December 31, 2005, compared to 1.51% of total mortgage loans held for investment loans as of December 31, 2004. The increase in the allowance as a percentage of total mortgage loans held for investment is due to the increase in delinquent loans, including nonaccrual loans, as of December 31, 2005, compared to the prior year. This negative impact was partially offset by favorable severity assumptions in 2005 when compared to 2004 due to home price appreciation. The provision for loan loss is lower for 2005 compared to the prior year primarily due to favorable severity assumptions resulting from home price appreciation along with a slower rate of increase in delinquencies, including nonaccrual loans, during 2005 compared to 2004 as the rate of seasoning of the portfolio slowed. These positive effects were partially offset by provisions for Hurricane Katrina. See “— Asset Quality.”
      Net servicing fees were $671.5 million in 2005, compared with $505.9 million in the prior year, an increase of $165.6 million. This increase in net servicing fees is comprised of the positive impact of an increase in our servicing fees and a decrease in our amortization and impairment of servicing rights partially offset by lower servicing asset valuation and hedge gain.
      The increase in servicing fees was primarily driven by increases in the size of our servicing portfolio. Our mortgage loan servicing portfolio grew from $323.8 billion as of December 31, 2004 to $378.6 billion as of December 31, 2005. The decline in amortization and impairment of servicing rights of $241.3 million was primarily due to the impact of changes in the discount rate assumption on 30-year prime conforming mortgage loans used to value mortgage servicing rights. The discount rate was lowered in the third quarter in response to various price points observed in the market place. This change in estimate resulted in approximately $150.0 million of additional mortgage servicing right value through a reversal of the related allowance. A further reduction in impairment expense was due to the change in the overall market interest rate environment as interest rates were generally higher in 2005 compared to 2004, resulting in a decrease in average loan prepayments. The decline in the servicing asset valuation and hedge gain was primarily due to the flattening of the yield curve.
      Gain on investment securities, net increased by $172.7 million in 2005 compared to 2004. The increase in the gain on investment securities is primarily due to unrealized gains in 2005 due to an increase in the valuation of subordinated interests resulting from lower credit severity assumptions due to home price appreciation. In addition, we realized gains during 2005 from the sale of U.S. Treasury securities, stripped mortgage-backed securities and other residuals while no such gains were recorded in 2004.
      Real estate related revenues were $712.2 million in 2005, an increase of $62.9 million from the prior year. The increase was a result of the growth of our investments in real estate and related equity investments and the continued profitable performance of these investments compared to 2004 driving higher model home finance revenue and higher equity investment income.
      Total operating expenses of $2.6 billion in 2005 increased $251.9 million from 2004 primarily due to a $190.4 million increase in compensation and benefits driven by an increase in headcount and incentive compensation. Total headcount averaged 13,607 associates in 2005, compared to 12,696 in 2004. The remaining increase was due to increases in occupancy, technology and other expenses.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Our net income increased $111.4 million, or 13.0%, to $968.2 million in 2004 compared to $856.8 million in 2003. This increase was primarily caused by increases in net interest income, net servicing fees, gain on investment securities and real estate related revenues. These favorable impacts to net income were partially offset by an increase in the provision for loan losses and a reduction in the gain on sales of loans.
      In 2004, our loan production declined to $147.0 billion from the record level of $179.2 billion in 2003. Our pricing margins also declined in 2004 as market participants reduced their pricing to address lower production volumes. Our decline in production reflects the overall reduction in mortgage loan originations in the United States in 2004 primarily due to increases in interest rates. In 2004, approximately $2.7 trillion in residential mortgage loans were funded in the United States, compared to $3.8 trillion in 2003.
      Net interest income increased by $506.0 million, or 24.3%, to $2.6 billion in 2004, compared to $2.1 billion in 2003 as a result of our continued use of on-balance sheet securitizations and the corresponding overall growth in our portfolio of mortgage loans held for investment (which increased to $56.8 billion in 2004 from $45.8 billion in 2003). In 2004, we issued $28.8 billion of on-balance sheet securitizations, compared to $33.8 billion of such transactions in 2003. The decline was due to the decline in mortgage loan production but also reflected a reduction in the percentage of our securitizations structured on-balance sheet (49% in 2004 from 53% in 2003). This reduction is the result of our continuous assessment of market pricing and our retained risk profile. As of December 31, 2004, there were $50.7 billion of collateralized borrowings in securitization trusts compared to $39.4 billion as of December 31, 2003.
      The $389.4 million increase in the provision for loan losses was driven by higher estimates of incurred loan losses in our portfolio of mortgage loans held for investment. The higher estimates of incurred losses reflects both the increase in the size of this portfolio from 2003 as well as the effect of the credit seasoning of loans that were originated in prior years. See “ — Asset Quality — Allowance for Loan Losses” for a discussion of credit seasoning.
      Gain from the sales of loans declined $1.0 billion, or 60.1%, through a combination of lower margins and decreased production volumes from the record levels experienced in 2003.
      Net servicing fees increased to $505.9 million in 2004 from a net servicing fee loss of $322.0 million in 2003. Net servicing fees benefited from the increase in overall market interest rates (and the resulting decline in actual and expected prepayment activity) as our residential mortgage operations experienced higher servicing fee income and lower amortization and impairment of mortgage servicing rights. The carrying value of our mortgage servicing rights increased to $3.4 billion as of December 31, 2004 compared to $3.2 billion as of December 31, 2003. The related amortization and impairment of the mortgage servicing rights were $1.0 billion in 2004 compared to $2.0 billion in 2003. Servicing asset valuation and hedge gain declined by $292.3 million, or 57.6%, primarily due to the flattening of the interest rate yield curve in 2004.
      Gains on investment securities were $63.7 million in 2004 as compared to a loss of $222.8 million in 2003. This improvement of $286.5 million was primarily due to prior year valuation adjustments taken on nonprime subordinate interests related to our off-balance sheet securitizations to reflect decreased projected cash flows from our original estimates in 2003.
      Real estate related revenues increased $148.8 million, or 29.7%, due to increased investment income associated with various real estate and construction investments and increases in real estate service fees as a result of continued growth.
      Total operating expenses were $2.4 billion in 2004, unchanged from 2003 despite a reduction in loan production volume. Compensation and benefits expense was $1.2 billion in 2004 and 2003. Reductions in other expenses, primarily due to a decrease in mortgage loan processing expense of $97.8 million reflecting lower mortgage loan production, were offset by an increase in professional fees of $55.3 million due to the use of consultants to assist with information technology development and a $23.6 million increase in advertising.

Segment Results

GMAC Residential
      The following table presents results of operations for GMAC Residential:

	Year Ended December 31,

	2005	2004	2003

	(In millions)
Net interest income	$289.8	$327.6	$385.7
Provision for loan losses	(3.0)	2.8	(8.0)
Gain on sales of mortgage loans, net	447.8	497.7	1,237.7
Servicing fees	966.8	867.3	835.8
Amortization and impairment of servicing rights	(539.4)	(775.6)	(1,555.3)
Servicing asset valuation and hedge gain (loss), net	93.6	211.2	405.8

Net servicing fees (loss)	521.0	302.9	(313.7)
Other income	230.7	142.1	155.3
Operating expenses	(954.3)	(767.5)	(891.6)
Income tax expense	(224.6)	(225.0)	(204.9)

Net income	$307.4	$280.6	$360.5

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
      GMAC Residential’s net income was $307.4 million in 2005, compared to $280.6 million in 2004. The increase in net income was primarily due to increases in net servicing fees and other income. These items were partially offset by declines in net interest income, gain on sales of mortgage loans and an increase in operating expenses.
      Mortgage loan production totaled $91.6 billion in 2005 compared to $87.5 billion in 2004. Production volume was positively impacted by the growth in this segment’s market share, which averaged 3.31% in 2005 compared to 3.26% in 2004. A portion of the growth in mortgage loan production volume resulted from the acquisition of certain mortgage banking operations in September 2004. This acquisition contributed $4.9 billion in mortgage loan production volume in 2005 as compared to $1.1 billion in 2004.
      Gain on sales of mortgage loans decreased by $49.9 million, or 10%, in 2005 compared to 2004. Though gain on sale volume was higher in 2005 than in 2004, the lower level of capitalization rates for originated mortgage servicing rights caused a decrease in gains recognized during 2005. Originated mortgage servicing right capitalization rates averaged 42 basis points in 2005, compared to 60 basis points in 2004.
      Net interest income declined by $37.8 million, or 12%, in 2005 compared to 2004. This decline was primarily the result of an increase in our cost of funds driven by higher short-term market interest rates, partially offset by an increase in interest earned on mortgage loans held for investment. The balance of mortgage loans held for investment increased to $6.4 billion as of December 31, 2005, compared to $1.3 billion as of December 31, 2004, as more mortgage loans were retained in GMAC Bank.
      Net servicing fees increased by $218.1 million in 2005, compared to 2004. This increase was the result of an increase in servicing fees and a decline in amortization and impairment of servicing rights, offset by a decrease in servicing asset valuation and hedge gains. The increase in servicing fees reflected the growth in this segment’s servicing portfolio. The total mortgage loan servicing portfolio grew from $231.8 billion as of December 31, 2004 to $288.8 billion as of December 31, 2005.
      The decline in amortization and impairment of servicing rights was primarily due to the impact of changes in the discount rate assumption used to value mortgage servicing rights relating to 30-year prime conforming mortgage loans. During the third quarter of 2005, the discount rate was lowered on 30-year prime conforming mortgage loans in response to various price points observed in the market place. This change in estimate resulted in approximately $150.0 million of additional mortgage servicing right value through a reversal of the related valuation allowance. A further reduction in impairment expense was due to the change in the overall market interest rate environment as interest rates were generally higher in 2005 compared to 2004. As a result, borrowers’ refinance incentive decreased in 2005 as evidenced by the decrease in average loan prepayments.
      The decline in servicing asset valuation and hedge gains in 2005 was primarily due to the flattening of the yield curve and a change in the hedging instrument composition. The use of option based derivatives to hedge mortgage servicing rights was gradually increased during 2005 due to the decline in the general level of market interest rate volatility, resulting in a decrease in the use of swap based derivatives and, in effect, a reduction in the related interest income recorded for hedging instruments.
      Other income increased by $88.6 million, or 62.4%, primarily due to a combination of realized and unrealized gains from U.S. Treasury securities and other non-recurring gains. The segment recorded realized and unrealized gains of $26 million on U.S. Treasury securities during 2005 as compared to unrealized losses of $0.1 million in 2004. In addition, the segment recorded $31 million in gains during the third quarter of 2005 on the sale of stripped mortgage backed securities associated with the sale of certain excess servicing fees. There were no such sales in 2004.
      Operating expenses increased by $186.8 million, or 24.3%, in 2005 compared to the prior year. These increases were primarily due to an increase in compensation expense as both headcount and incentive compensation expense increased compared to 2004. Total headcount averaged approximately 8,900 during 2005 compared to 8,000 in 2004, and the increase in incentive compensation reflected the increase of both loan production volume and overall profitability during 2005. Loan processing expenses also increased in 2005 as a result of increased loan production.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Net income in 2004 was $280.6 million, compared to $360.5 million in 2003. Loan production volume in 2004 declined 24% to $87.5 billion, compared to $114.5 billion in 2003. Loan production volume in 2004 was negatively impacted by a decline in mortgage refinance transactions as mortgage interest rates began to increase from the levels observed in 2003. The decline in loan production volume drove a reduction in the gain on sales of loans, which was partially offset by an increase in net servicing fees and other income.
      Net interest income declined $58.1 million, or 15.1%, in 2004 primarily due to the decrease in origination activity, which resulted in a decrease in our portfolio of mortgage loans held for sale. During 2004 and 2003, the net interest income for this segment was primarily earned from mortgage loans held for sale as substantially all of the loan production volume was sold and not retained on the balance sheet. This was partially offset by an increase in our mortgage loans held for investment and lending receivables portfolio for this segment of $798.2 million from 2003 to 2004.
      The $740.0 million, or 59.8%, decline in gain on sales of loans in 2004 was primarily due to decreased production of mortgage loans combined with lower margins achieved on their sale. Mortgage loan production volume was $87.5 billion in 2004, compared to $114.5 billion in 2003.
      Net servicing fees increased to $302.9 million in 2004 from a loss of $313.7 million in 2003. Net servicing fees increased primarily due to a 50.1% decline in amortization and impairment of servicing rights resulting from lower prepayment speeds due to increases in market interest rates. This favorable impact was partially offset by a decline in servicing asset valuation and hedge gain of $194.6 million, or 48.0%, in 2004. In both 2004 and 2003, a large portion of our hedge position was comprised of interest rate swaps in which we received fixed rates and paid floating rates. In 2003, we recognized additional benefits from these positions as short term interest rates did not increase as fast as expected by the market. In 2004, these positions were less beneficial due to the yield curve flattening more in line with market expectations. Additionally, other derivative gains increased $72 million. Other derivative gains or losses are attributable to derivatives that are no longer designated as hedges.

      Operating expenses declined by $124.1 million, or 13.9%, in 2004, primarily due to a reduction in mortgage loan processing expenses of $93.3 million. This decline in mortgage loan processing expenses was attributable to the decline in loan production volume, which was partially offset by a $22.6 million increase in advertising.
      Income tax expense increased by $20.1 million in 2004. This increase occurred despite a $59.8 million decline in income before income tax expense as compared to 2003 and resulted in an effective tax rate of 44.5% in 2004, compared to 36.2% in 2003. The increase was primarily the result of a $25.0 million increase in state income taxes net of federal tax benefit due to limitations on the deductibility of certain losses and a $13.5 million benefit in 2003 due to a settlement with a local taxing authority.

Residential Capital Group
      The following table presents the results of operations for Residential Capital Group:

	Year Ended December 31,

	2005	2004	2003

	(In millions)
Net interest income	$1,336.2	$2,050.2	$1,581.6
Provision for loan losses	(621.3)	(820.0)	(380.3)
Gain on sales of mortgage loans, net	312.6	6.7	358.9
Servicing fees	444.9	412.5	352.5
Amortization and impairment of servicing rights	(221.3)	(233.5)	(455.5)
Servicing asset valuation and hedge gain (loss), net	(76.4)	3.7	101.5

Net servicing fees (loss)	147.2	182.7	(1.5)
Other income	281.6	216.7	(27.9)
Operating expenses	(822.6)	(844.6)	(787.0)
Income tax expense	(238.1)	(302.8)	(284.5)

Net income	$395.6	$488.9	$459.3

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
      Net income in 2005 was $395.6 million, compared to $488.9 million for the prior year. This decrease of $93.3 million was primarily caused by decreases in net interest income and net servicing fees. These negative impacts were partially offset by increases in gain on sale of loans and other income and decreases in provision for loan losses and operating expenses.
      Mortgage loan production totaled $73.3 billion in 2005, compared to $50.2 billion in 2004. Production volume in 2005 was positively impacted by the growth in this segment’s market share, which was 2.5% in 2005 compared to 1.8% in 2004. This segment capitalized on the market demand for purchasing higher margin products in 2005, increasing gain on sale volume by $18.7 billion compared to 2004, while on-balance sheet securitization activity volume decreased by $0.6 billion compared to 2004.
      Net interest income decreased $714.0 million, or 34.8%, in 2005 primarily due to the increase in our cost of funds as short-term market interest rates rose during 2005 while competitive pressures limited our ability to increase the yield on our mortgage loans. The effect of the flattening of the yield curve had an overall negative impact on our net interest income. In addition, the principal paydown of the existing higher margin portfolio further compressed our net interest income.
      The provision for loan losses decreased $198.7 million for the year ended December 31, 2005, or 24.2%, compared to the prior year. The decrease in the provision for loan losses was primarily driven by favorable severity assumptions for 2005 compared to 2004 resulting from home price appreciation, a slower rate of increase in delinquencies, including nonaccrual loans, as the rate of seasoning of the portfolio slowed and lower volume of loans repurchased out of our off-balance sheet securitizations. These positive effects were partially offset by a $45.1 million increase in provision during the year for estimated losses related to Hurricane Katrina.
      The $305.9 million increase in gain on sales of loans in 2005 was primarily due to increased gain on sale volume driven by market conditions that made it more economical to securitize and sell all the credit risk on certain nonprime and home equity products rather than to retain them on our balance sheet along with our success in growing market share.
      Net servicing fees decreased $35.5 million or 19.4%, in 2005 despite a $18.9 billion, or 21.8%, increase in this segment’s owned servicing portfolio. The decrease in net servicing fees resulted from an $80.1 million reduction in servicing asset valuation and hedge gain, partially offset by $32.4 million increase in servicing fees and a $12.2 million decrease in amortization and impairment of servicing rights. Servicing fees increased due to the growth of our servicing portfolio. The reduction in amortization and impairment of servicing rights was primarily due to slower prepayment speeds resulting from higher market interest rates during 2005 compared to the prior year. The decline in the servicing asset valuation and hedge gain was primarily due to the impact of the flattening of the yield curve on our hedge positions.
      Other income increased $64.9 million in 2005 compared to the prior year due to a $69.1 million increase in the net gain on investment securities. The increase was primarily due to the increase in the valuation of retained subordinated interests resulting from the update of assumptions of future losses resulting from lower severity experience due to home price appreciation.
      Operating expenses decreased by $22.0 million, or 2.6%, in 2005 primarily due to lower mortgage insurance expense offset by an increase in compensation expense from an increase in personnel.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Net income in 2004 was $488.9 million, compared to $459.3 million in 2003. The increase was primarily caused by increases in net interest income, other income and net servicing fees. These increases were largely offset by an increase in the provision for loan losses, a decline in the gain on sale of loans and an increase in operating expenses.
      Net interest income increased $468.6 million, or 29.6%, in 2004 primarily due to the growth in our portfolio of mortgage loans held for investment related to securitizations structured as on-balance sheet financings. As of December 31, 2004, we had $50.7 billion of collateralized borrowings in securitization trusts, compared to $39.4 billion as of December 31, 2003.
      The provision for loan losses increased $439.7 million, or 115.6%, in 2004. The increase in the provision for loan losses was driven by higher estimates of incurred loan losses in our portfolio of mortgage loans held for investment. The higher estimate of incurred losses reflected both the overall growth of this portfolio as well as the effect of the credit seasoning of loans that were originated in prior years.
      The $352.2 million, or 98.1%, decline in gain on sales of loans in 2004 was primarily due to the continued strategy to execute a significant portion of securitizations as on-balance sheet financings. Additionally, decreased loan production volume contributed to the decline.
      Net servicing fees increased to $182.7 million in 2004 from a net servicing fee loss of $1.5 million in 2003. The increase in net servicing fees resulted from a $60.0 million increase in servicing fees and a $222.0 million decrease in amortization and impairment of servicing rights, partially offset by a $97.8 million reduction in servicing asset valuation and hedge gain. Servicing fees increased due to the growth of our servicing portfolio. As of December 31, 2004, the primary servicing portfolio increased $8.1 billion, or 10.4% to $86.5 billion, compared to $78.4 billion as of December 31, 2003. The reduction in amortization and impairment of servicing rights was primarily due to slower prepayment speeds resulting from higher interest rates in 2004. The decline in the hedge gain was primarily due to increases in interest rates in 2004 compared to 2003 and the resulting impact of those increases on our hedge position.
      Other income increased by $244.6 million in 2004 primarily due to a $314.9 million reduction in the net loss on investment securities. This reduction was primarily due to valuation adjustments taken on certain of our nonprime subordinate interests in 2003 due to decreased projected cash flows from our original estimates as of December 31, 2002.
      Operating expenses increased by $57.6 million, or 7.3%, in 2004 primarily due to higher compensation expense from an increase in personnel and increased professional fees. The increase in professional fees was primarily due to the use of consultants for information technology development projects.

Business Capital Group
      The following table presents the results of operations for the Business Capital Group:

	Year Ended December 31,

	2005	2004	2003

	(In millions)
Net interest income	$147.9	$124.2	$81.2
Provision for loan losses	(25.9)	(21.0)	(62.6)
Other income	280.6	208.8	136.0
Operating expenses	(81.2)	(71.8)	(54.7)
Income tax expense	(120.8)	(91.9)	(38.2)

Net income	$200.6	$148.3	$61.7

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
      Business Capital Group’s net income in 2005 was $200.6 million, compared to $148.3 million in 2004. The increase was primarily caused by higher net interest income and real estate related revenues, partially offset by an increase in the provision for loan losses and operating expenses.
      Net interest income increased by $23.7 million, or 19.1%, in 2005 compared to 2004. This increase was due to the growth of residential construction, resort finance lending and healthcare lending receivables. As of December 31, 2005, lending receivables for this segment were $3.9 billion, an increase of $680 million, or 21.4%, compared to December 31, 2004. This positive impact on net interest income was partially offset by growth in borrowings related to increases in investments in real estate, the income from which is included in other income and not in net interest income.
      The provision for loan losses increased by $4.9 million in 2005 compared to 2004. This variance was primarily due to the growth in the portfolio and the assessment of incurred loss estimates inherent in the portfolio.
      Real estate related revenue, which is included in other income, increased by $67.7 million, or 36.5%, in 2005 compared to 2004. This increase was due to the growth of investments in real estate. As of December 31, 2005, real estate investments increased by $446 million, or 33.9%, compared to December 31, 2004, which drove higher model home finance revenue and higher equity investment income.
      Operating expenses increased by $9.4 million, or 13.1%, in 2005. This increase was primarily due to an increase in payroll-related expenses, including incentive compensation, as well as additional other operating expenses.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Net income in 2004 was $148.3 million, compared to $61.7 million in 2003. The increase was primarily caused by increases in net interest income and other income and a reduction in the provision for loan losses. These items were partially offset by an increase in operating expenses.
      Net interest income increased by $43.0 million, or 53.0%, in 2004. This increase was primarily due to the growth of lending receivables. Lending receivables increased by $1.1 billion in 2004, or 55.2%, from 2003. This growth came from the consolidation of a previously non-consolidated entity that is used as an aggregation facility for certain of our lending receivables. We are now required to consolidate this entity under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities due to a restructuring in the second quarter of 2004 of this facility. The facility was restructured to allow loans with letters of credit to be drawn upon at the discretion of the facility. The growth also reflects increases in our construction and resort lending portfolios. The favorable impact to net interest income was partially offset by increases in our cost of borrowings.
      The provision for loan losses declined by $41.6 million, or 66.5%, in 2004. This decline was primarily due to the stabilization of credit risk on certain loans in the portfolio.
      Other income increased by $72.8 million, or 53.5%, in 2004. This increase was primarily due to an increase in income from an equity investment in a homebuilder.
      Operating expenses increased by $17.1 million, or 31.3%, in 2004. This increase was primarily due to increased compensation expense, including incentive compensation, due to the increased size and profitability of the business.

International Business Group
      The following table presents the results of operations for International Business Group:

	Year Ended December 31,

	2005	2004	2003

	(In millions)
Net interest income	$152.2	$105.5	$52.3
Provision for loan losses	(1.7)	(4.5)	(2.2)
Gain on sales of mortgage loans, net	210.8	196.8	118.2
Servicing fees	(3.5)	8.6	(4.0)
Amortization and impairment of servicing rights	(0.3)	0.5	0.1
Servicing asset valuation and hedge gain, net	—	—	—

Net servicing fees (loss)	(3.8)	9.1	(3.9)
Other income	25.1	(29.0)	11.9
Operating expenses	(253.3)	(200.5)	(138.6)
Income tax expense	(39.2)	(26.1)	(13.7)

Net income	$90.1	$51.3	$24.0

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
      Net income in 2005 was $90.1 million, compared to $51.3 million in 2004, reflecting an increase of $38.8 million. Loan production totaled $16.5 billion in 2005 compared to $14.0 billion in 2004. The increase in net income was primarily the result of increased net interest income and other income partially offset by an increase in operating expenses.
      Net interest income increased $46.7 million in 2005, compared to 2004. This increase was driven by our increase in average interest-earning assets (primarily mortgage loans held for investment and mortgage loans held for sale). The average yield on these assets declined to 6.9% in 2005, compared to 7.1% in 2004. Our interest expense in 2005 was higher primarily due to the increase in our average borrowing levels to support the increase in our earning asset levels. The average cost of funds declined to 5.5% in 2005 compared to 5.9% in 2004.
      Gain on sale of mortgage loans increased $14.0 million, or 7.1%, in 2005 compared 2004. In 2005, we sold $12.7 billion of loans, compared to $12.6 billion in 2004. The increase in the gain on sale was primarily driven by the impact of hedges.

      Other income was $25.1 million in 2005, an increase of $54.1 million from 2004. Prior year results included a $43.1 million decline in the fair value of residual interests in the United Kingdom. This compares to a $4.7 million positive fair value adjustment in 2005 for the United Kingdom and Continental Europe residual interests. This included a $17.9 million favorable adjustment in the United Kingdom due to favorable credit experience, which was partially offset by a $13.2 million unfavorable adjustment in Continental Europe due to unfavorable prepayment experience. Additionally, two subordinated residual sales occurred during 2005, which resulted in realized gains of $10.8 million.
      Operating expenses increased $52.8 million, or 26.3%, in 2005 compared to 2004. This increase was primarily due to higher compensation expenses due to increases in headcount and increases in incentive compensation due to improved operating results, as well as increased occupancy charges. Additionally, during 2005 software costs totaling $11.9 million were written off due to our assessment that these costs would no longer benefit future periods.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Net income in 2004 was $51.3 million, compared to $24.0 million in 2003. The increase was primarily due to increases in net interest income and gain on sales of loans. These items were partially offset by an increase in operating expenses and a decline in other income.
      Net interest income increased by $53.2 million, or 101.7%, in 2004. This increase was primarily due to the growth of our portfolio of mortgage loans held for investment in the United Kingdom. We structured one $900.5 million securitization in September 2004 as an on-balance sheet financing. In September and December 2003, we structured two of our securitizations in the United Kingdom as on-balance sheet financings totaling $1.7 billion. Prior to September 2003, all securitizations in this segment had been structured as off-balance sheet transactions.
      Gain on sales of loans increased by $78.6 million, or 66.5%, in 2004. The majority of this increase occurred in the United Kingdom and was primarily due to increased loan production volume in 2004. In the United Kingdom, total loans sold increased by $4.8 billion, or 83%, to $10.6 billion in 2004, compared to $5.8 billion in 2003. The increase in loan production was primarily the result of favorable interest rates and housing price appreciation.
      Other income declined by $40.9 million in 2004. This decline was primarily due to a decline in the fair value of residual interests from our off-balance sheet securitizations due to increased prepayment speeds.
      Operating expenses increased by $61.9 million, or 44.7%, in 2004. This increase was primarily due to increased compensation expense including incentive compensation, due to the increased size and profitability of the business.

Corporate and Other
      The following table presents the results of operations for Corporate and Other:

	Year Ended December 31,

	2005	2004	2003

	(In millions)
Net interest expense	$(1.1)	$(21.6)	$(20.8)
Provision for loan losses	—	(0.2)	(0.4)
Gain (loss) on sales of loans	65.5	(5.9)	30.3
Servicing fees	8.1	7.6	2.7
Mortgage servicing rights amortization and impairment	(0.9)	5.3	(4.2)

Net servicing fees (loss)	7.2	12.9	(1.5)
Other income	435.8	482.3	400.2
Operating expenses	(496.9)	(472.0)	(488.7)
Income tax expense	16.4	3.6	32.2

Net income (loss)	$26.9	$(0.9)	$(48.7)

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
      Certain borrowings are not allocated to the business segments for management reporting purposes. The net interest expense results from these amounts being retained in Corporate and Other. The net servicing fees relate to insignificant differences between management reporting at the segment level and our consolidated results. Other income includes miscellaneous investments held at the holding company level. Income tax expenses are generally allocated to the individual reportable operating segments. The amount of income tax expense in Corporate and Other results from an allocation to the income and expense items reported in Corporate and Other.
      Gain (loss) on sale of loans primarily relates to our Mexican distressed mortgage loan business, which was sold in 2005 and generated a pretax gain of $63.0 million.
Asset Quality

Allowance for Loan Losses
      Our loss estimation models for mortgage loans held for investment use historical information to estimate the amount of loss inherent in loans that are delinquent, as well as an estimate of loss for borrowers who may be contractually current but for which an incurred loss is probable. We determine these estimates by product type, credit score and delinquency stratum (current, 30, 60, 90, 120 and over 180 days past due, bankruptcy and foreclosure in process). Our loss estimates are based on expected roll rate and severity assumptions applied at a loan level to each delinquency stratum on a monthly basis. We refer to “roll rate” as the percentage of the portfolio within a particular stratum for which we estimate a loss event has occurred and will ultimately result in a loss after all loss mitigation efforts have been completed. We also estimate the “severity” of the loss as the percentage of the unpaid principal balance of the loan that we anticipate will not be collected.

      Our roll rate and severity estimates are based on the historical loss experience for our various product types. We update our estimates on a regular basis to reflect our recent experience and the macroeconomic environment. In making severity assumptions, we consider our loss mitigation strategies including when to foreclose on a property and the expected proceeds from the sale of the property. Nonaccrual loans are included in this analysis as they are generally loans contractually past due for 60 days or more. Our assumptions included in determining the allowance for loan losses involve a high degree of judgment and, accordingly, the actual level of loan losses may vary depending on actual experience in relation to these assumptions.
      Our historical performance provides us with information to assist us in understanding our estimated timing of losses over the life of static origination pools for each of our various product types. We refer to “credit seasoning” as the loss pattern that occurs within a pool of mortgage loans tracked by month of origination (static origination pool) as they age. Historic data on these pools indicate that loss events generally increase during the first two-to-three years after origination, and thereafter stabilize at a more consistent level. Credit seasoning between pools will differ depending on a variety of factors, especially the type of mortgage product included in the pool.
      Our lending receivables portfolio is comprised of individually larger, non-homogenous loans and, accordingly, our allowance for loan loss estimation process for these lending receivables is based upon a process that includes a specific allowance allocation for individual impairment and a general allowance allocation for loans not included in the specific allowance allocation. For loans for which it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, impairment is measured and recognized through a provision for loan loss based upon the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent or foreclosure is probable. The general allowance allocation is an estimate of the inherent losses in the lending receivables portfolio excluding loans for which a specific reserve has been established. Our general allowance allocations are based upon the risk rating or assessment of the borrower, the available collateral and the structure of the financing. The expected loss percentages assigned are based upon our historical experience and our estimates include an assessment of current conditions that may not be reflected in the model estimates.
      The following table summarizes the activity related to the allowance for loan losses:

	Mortgage Loans
	Held for	Lending
	Investment	Receivables	Total

	(In millions)
Balance at January 1, 2003	$256.1	$79.7	$335.8
Provision for loan losses	411.9	41.6	453.5
Charge-offs	(179.1)	(12.1)	(191.2)
Recoveries	2.1	17.8	19.9

Balance at December 31, 2003	491.0	127.0	618.0
Provision for loan losses	811.7	31.2	842.9
Charge-offs	(440.4)	(20.2)	(460.6)
Recoveries	10.6	3.8	14.4

Balance at December 31, 2004	872.9	141.8	1,014.7
Provision for loan losses	599.8	52.0	651.8
Charge-offs	(443.8)	(6.8)	(450.6)
Recoveries	37.0	0.4	37.4

Balance at December 31, 2005	$1,065.9	$187.4	$1,253.3

Allowance as a percentage of total:
December 31, 2003	1.06%	1.52%	1.13%
December 31, 2004	1.51%	1.49%	1.51%
December 31, 2005	1.55%	1.38%	1.52%

      The following table summarizes the net charge-off information:

	Year Ended December 31,

	2005	2004	2003

	(In millions)
Mortgage loans:
Prime conforming	$(0.1)	$—	$—
Prime non-conforming	(29.5)	(44.7)	(13.6)
Prime second-lien	(7.2)	(8.5)	(6.7)
Government	—	(0.2)	—
Nonprime	(370.0)	(376.4)	(156.7)
Lending receivables:
Warehouse	(0.5)	3.0	16.4
Construction	(1.9)	(18.9)	(3.2)
Healthcare	—	—	(3.8)
Other	(4.0)	(0.5)	(3.7)

Total Net Charge-Offs	$(413.2)	$(446.2)	$(171.3)

Nonperforming Assets
      Nonperforming assets include nonaccrual loans, foreclosed assets and restructured loans. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 and 90 days, respectively, past due or when the timely collection of the principal of the loan, in whole or in part, is doubtful.
      Nonperforming assets consisted of the following:

	As of December 31,

	2005	2004

	(In millions)
Nonaccrual loans:
Mortgage loans:
Prime conforming	$9.8	$16.9
Prime non-conforming	361.7	197.8
Government	0.1	26.3
Prime second-lien	84.8	46.1
Nonprime*	5,730.7	4,327.1
Lending receivables:
Warehouse	41.8	4.6
Construction**	8.6	—
Healthcare	17.0	1.9

Total nonaccrual loans	6,254.5	4,620.7
Restructured loans	22.8	—
Foreclosed assets	506.5	455.8

Total nonperforming assets	$6,783.8	$5,076.5

Total nonperforming assets as a percentage of total assets	5.7%	5.4%

*	Includes $374.1 million (as of December 31, 2005) and $908.7 million (as of December 31, 2004) of loans that were purchased distressed and already in nonaccrual status.

**	The $8.6 million loan on nonaccrual status as of December 31, 2005 was also a restructured loan.

      Our classification of a loan as nonperforming does not necessarily indicate that the principal amount of the loan is ultimately uncollectible in whole or in part. In certain cases, borrowers make payments to bring their loans contractually current and, in all cases, our mortgage loans are collateralized by residential real estate. As a result, our experience has been that any amount of ultimate loss is substantially less than the unpaid principal balance of a nonperforming loan. See the discussion under the heading “— Allowance for Loan Losses” for more information regarding estimating incurred losses on loans, including nonaccrual loans.
      The following table summarizes the delinquency information for our mortgage loans held for investment portfolio:

	As of December 31,

	2005		2004

		Percent of		Percent of
	Amount	Total	Amount	Total

	(Dollars in millions)
Current	$56,576	83.3%	$48,815	86.3%
Past due:
30 to 59 days	4,773	7.0%	3,348	5.9%
60 to 89 days	1,528	2.2%	1,133	2.0%
90 days or more	2,258	3.3%	1,043	1.8%
Foreclosures pending	1,356	2.0%	1,280	2.3%
Bankruptcies	1,520	2.2%	984	1.7%

Total unpaid principal balance	68,011	100.0%	56,603	100.0%

Net premiums	948		1,105

Total	$68,959		$57,708

      The allowance for loan losses as a percentage of mortgage loans held for investment and lending receivables was 1.52% as of December 31, 2005, comparable to the 1.51% as of December 31, 2004. The allowance for loan losses related to mortgages held for investment as a percentage of those loans was 1.55% as of December 31, 2005, a four basis point increase compared to 1.51% as of December 31, 2004. The increase in the allowance as a percentage of mortgage loans held for investment is due to the increase in delinquent loans, including nonaccrual loans, as of December 31, 2005 when compared to the prior year. Mortgage loans held for investment which are thirty days or more delinquent, including nonaccrual loans, as of December 31, 2005 was $11.4 billion, or 16.8% of the related unpaid principal balance, compared to $7.8 billion, or 13.8% of the related unpaid principal balance as of the end of 2004. This increase in the delinquent and nonaccrual mortgage loans held for investment will drive higher estimates of incurred losses from our loss estimation models and results from the continued seasoning of our portfolio. This negative impact was partially offset in 2005 by favorable severity assumptions in our loss estimation models when compared to 2004, resulting from home price appreciation exceeding our previous estimates in certain markets. We do not expect home price appreciation to continue at the recent levels we have experienced in these markets and include in our loss estimation assumptions the slowing of home price appreciation to more normalized levels.
      The allowance for loan loss related to total lending receivables as a percentage of lending receivables was 1.38% as of December 31, 2005, compared to 1.49% as of December 31, 2004. This decline was primarily due to a change in the mix of lending receivables.
      The provision for loan losses was $651.8 million for 2005, compared to $842.9 million for 2004, a decrease of $191.1 million. The provision for loan losses is lower for 2005 compared to the prior year due to the lower severity assumptions in 2005 resulting from home price appreciation. This positive impact was partially offset by a provision for loan loss recorded in 2005 relating to Hurricane Katrina of $46.6 million. As of December 31, 2005, the unpaid principal balance of loans held for investment impacted by Hurricane Katrina over 90 days past due was $234.8 million. Whereas the increase in delinquencies, including nonaccrual loans, has a negative impact on the provision for loan losses, the rate of increase in the delinquent portfolio, including nonaccrual loans, was slower in 2005 than in 2004 and will have favorable impact on the provision for loan losses when comparing to the previous year. Total nonaccrual loans were $6.3 billion, $4.6 billion and $2.1 billion as of December 31, 2005, 2004 and 2003, respectively, or a rate of increase of approximately 37% from 2004 to 2005, compared to 119% from 2003 to 2004. This slower growth in delinquent mortgage loans, including nonaccrual loans, reflects the slower rate of seasoning of the portfolio and contributes to the lower provision for loan losses recorded in 2005. We did originate and retain a significant number of mortgage loans held for investment in the fourth quarter of 2005. Our mortgage loan held for investment portfolio was $67.9 billion as of December 31, 2005 compared to $58.3 billion and $56.8 billion as of September 30, 2005 and December 31, 2004, respectively. To the extent we continue to originate significant levels of nonprime mortgage loans held for investment related to on-balance sheet securitizations, the current trends in asset quality measures may continue.
      Net charge-offs declined $33.0 million to $413.2 million in 2005, compared to $446.2 million in 2004. Despite the increase in nonaccrual loans, net charge-offs declined primarily due to the impact of residential home price appreciation.
      We originate and purchase mortgage loans that have contractual features that may increase our exposure to credit risk and thereby result in a concentration of credit risk. These loan products include interest-only mortgage loans, option adjustable rate mortgage loans, high loan-to-value mortgage loans and teaser rate mortgage loans. For a description of these particular loan products, see Note 7 to the audited consolidated financial statements. Our exposure related to these products recorded in mortgage loans held for sale and mortgage loans held for investment (unpaid principal balance) was as follows:

	Unpaid Principal
	as of December 31,

	2005	2004

	(In millions)
Mortgage Loans Held for Sale — Domestic
Interest-only mortgage loans	$3,316.3	$2,330.0
Option adjustable rate mortgage loans	1,097.6	11.7
High loan-to-value (100% or more) mortgage loans	391.7	452.4
Below market initial rate (“teaser”) mortgage loans	16.6	5.4

Mortgage Loans Held for Investment — Domestic
Interest-only mortgage loans	11,118.9	2,442.5
Option adjustable rate mortgage loans	16.3	—
High loan-to-value (100% or more) mortgage loans	12,904.7	14,595.4
Below market initial rate (“teaser”) mortgage loans	394.8	698.6

Mortgage Loans — Held for Sale and Investment — International
Interest-only mortgage loans	4,925.9	3,602.8
Option adjustable rate mortgage loans	—	—
High loan-to-value (100% or more) mortgage loans	67.9	28.1
Below market initial rate (“teaser”) mortgage loans	—	—

      Our total production related to these products was as follows:

	Loan Production
	for the Year
	Ended December 31,

	2005	2004

	(In millions)
Interest-only mortgage loans	$43,298.1	$15,781.6
Option adjustable rate mortgage loans	5,076.7	5.9
High loan-to-value (100% or more) mortgage loans	6,610.1	9,472.6
Below market initial rate (“teaser”) mortgage loans	536.6	638.1
      Our underwriting guidelines for these products take into consideration the borrower’s capacity to repay the loan and credit history. We believe our underwriting procedures adequately consider the unique risks which may come from these products. We conduct a variety of quality control procedures and periodic audits to ensure compliance with our underwriting standards.
Liquidity and Capital Resources

Liquidity and Capital Management
      We have significant financing needs related to the operation of our business. We manage our liquidity and funding operations in an effort to ensure that we have access to diverse funding sources that meet our short-and long-term financing needs in a variety of market conditions and balance sheet levels. Our liquidity and capital management practices involve actively monitoring the risk associated with our funding needs and capital structure. We regularly assess the term structure of our assets and liabilities, our interest rate risk and the reliability and concentrations of our funding sources. In order to enhance our financial flexibility, we maintain a mix of secured and unsecured debt and actively manage the maturity of our funding. Most of our assets are pledged as collateral to secure certain debt obligations.
      The funding sources we use are primarily determined by the type and volume of the assets that we are seeking to finance. We generally require short-term funding to finance mortgage loans pending permanent sale or securitization and to finance our lending receivables. We require longer-term funding to finance mortgage loans held for investment and other assets related to our securitization activities. We have developed significant sources of funding, including asset securitization programs, asset-backed financing vehicles, whole loan and securities repurchase agreements and other secured lending facilities, issuances of publicly-traded senior unsecured notes, unsecured lines of credit and borrowings and bank deposits. We generally obtain liquidity and long-term funding for our mortgage loans in the secondary market, where we are an active participant in selling whole loans and securitizing loans. We sell most of our prime conforming mortgage loans to Fannie Mae and Freddie Mac, including pursuant to Fannie Mae’s “as soon as pooled,” or ASAP, program. The ASAP and other similar programs of the government-sponsored enterprises provide us with a significant source of additional liquidity. We primarily sell the remainder of our mortgage loans through whole-loan sales or our own securitizations.
      ResCap was formed to obtain more cost effective additional liquidity to fund the growth of our businesses, provide independent access to unsecured debt markets, further diversify our sources of liquidity and ultimately replace all borrowings from affiliates. Our future funding and liquidity strategy includes continuing to issue additional unsecured long-term debt as our needs dictate and market conditions allow. We may use the proceeds of additional debt to repay GMAC to the extent permitted under our operating agreement and consistent with our long-term funding strategy. We plan to further diversify our funding sources by, among other things, further expanding our use of GMAC Bank, depending on our liquidity profile and market conditions. We may also securitize types of assets that we have not historically securitized.

      Prior to the second quarter of 2005, we funded our operations primarily through sales and securitizations of mortgage loans and borrowings under secured and unsecured lines of credit. The lender under a majority of the unsecured lines of credit was GMAC under a $20 billion domestic revolving credit facility shared with other GMAC subsidiaries. Since April 1, 2005:

•	We restructured our domestic credit facility with GMAC. GMAC contributed $2.0 billion of equity to ResCap by forgiving a portion of the existing borrowings. The remaining domestic intercompany borrowings were converted from a single revolving facility to a $5.0 billion 10-year subordinated note, a $1.5 billion 1-year term loan and a $2.5 billion 2-year revolving line of credit. In the second quarter of 2005, the subordinated note and the term loan were funded.

•	We issued $4.0 billion of unsecured debt in June 2005. The proceeds from the notes were used to repay a portion of our domestic GMAC credit facility as well as for general corporate purposes.

•	We obtained $3.5 billion in syndicated bank credit facilities. These credit facilities are comprised of a $1.75 billion term loan due in 2008, an $875 million revolving credit facility due in 2006 and an $875 million revolving credit facility due in 2008. At the closing of the credit facilities in July 2005, we borrowed the entire $1.75 billion under the term loan and repaid all amounts then outstanding under the $1.5 billion term loan from GMAC referred to above in the first bullet point plus accrued interest.

•	We filed a $12.0 billion shelf registration statement so that we may offer from time to time senior and/or subordinated debt securities. We issued $1.25 billion of unsecured debt from this shelf registration statement in November 2005, and used the proceeds to repay $620 million under the subordinated note held by GMAC and the remainder for general corporate purposes. We issued $1.75 billion of unsecured debt from this shelf registration in February 2006, and intend to use the proceeds for general corporate purposes, which may include the repayment of a portion of the subordinated debt.

•	We terminated our $2.5 billion 2-year revolving line of credit with GMAC in December 2005.

•	We made a $250 million payment on the subordinated note held by GMAC in December 2005. The balance of this note was $4.1 billion as of December 31, 2005. In February 2006, we made a $500 million payment on the subordinated note to reduce the balance to $3.6 billion.
      We also entered into an operating agreement with GMAC as part of the recapitalization. The operating agreement contains restrictions on, among other things, ResCap’s ability to pay dividends or make other distributions to GMAC. These restrictions include a requirement that ResCap’s stockholder’s equity be at least $6.5 billion for dividends to be paid. If ResCap is permitted to pay dividends pursuant to the previous sentence, the cumulative amount of such dividends may not exceed 50% of ResCap’s cumulative net income, measured from July 1, 2005, at the time such dividend is paid. These restrictions will cease to be effective if ResCap’s stockholder’s equity has been at least $12 billion as of the end of each of two consecutive fiscal quarters or if GMAC ceases to be the majority stockholder of ResCap. Our businesses have not paid cash dividends to our parent since at least 1997, other than a $25 million dividend from GMAC-RFC Holding in 1999, which our parent contributed to GMAC Residential Holding. Future payment of dividends will be at the discretion of our board of directors, and will depend upon our results of operations, financial condition and financial covenants in various agreements (including those discussed above) and other factors deemed relevant by our board of directors.
      As described in Notes 3 and 30 (unaudited) to the consolidated financial statements, we have restated our consolidated statements of cash flows for the specified periods, which resulted in certain reclassifications between operating and investing cash flows. These restatements have no effect on our financial condition or results of operations and we believe that the restatements will not adversely affect our outstanding indebtedness or our ability to access our liquidity facilities in any material respects. While it is possible that a lender could attempt to impose additional conditions or challenge our access to certain of our liquidity facilities citing these cash flow restatements, we believe any such challenge would be unsuccessful.

Funding Sources
      The following table sets forth our sources of funding as of December 31, 2005 and December 31, 2004:

	Outstanding as of
	December 31,

	2005	2004

	(In millions)
Collateralized borrowings in securitization trusts	$56,097.8	$50,708.5
Short-term secured borrowings	24,675.0	17,718.0
Short-term unsecured non-affiliate borrowings	1,277.1	4,292.5
Long-term secured borrowings	4,738.6	—
Long-term unsecured non-affiliate borrowings	7,181.8	186.1
FHLB advances — short term	1,506.0	853.0
FHLB advances — long term	2,922.0	654.0
Affiliate borrowings — short term	1,047.5	10,006.2
Affiliate subordinated borrowings — long term	4,130.0	—

Total borrowings	103,575.8	84,418.3
Bank deposits	4,123.3	1,665.0

Total borrowings and deposits	107,699.1	86,083.3
Off-balance sheet financings	78,290.7	61,091.4

Total	$185,989.8	$147,174.7

Collateralized Borrowings in Securitization Trusts
      As part of our ongoing funding and risk management practices, we have established secondary market trading and securitization arrangements that provide long-term financing primarily for our mortgage loans. We have had consistent and reliable access to these markets through our securitization activities in the past and expect to continue to access the securitization markets.
      Beginning in 2001, we initiated a strategy to address the cyclical nature inherent in the mortgage markets by structuring more of our securitizations as on-balance sheet financings, thereby growing the portfolio of loans we hold on our balance sheet and increasing the related collateralized borrowings in securitization trusts. The primary difference between on- and off-balance sheet securitizations is the accounting treatment applied to the transactions. See the discussion under the heading “— Understanding our Financial Statements — On- and Off-Balance Sheet Securitizations” for more information regarding the accounting treatment of on- and off-balance sheet securitizations. See the discussion under the heading “— Off-Balance Sheet Financings” for a description of our off-balance sheet securitizations.

Short-Term Secured Borrowings
      In the United States and in the other countries in which we operate, we use both committed and uncommitted secured facilities to fund inventories of mortgage loans held for investment, mortgage loans held for sale, lending receivables, mortgage servicing cash flows and securities. We use these facilities to provide funding for residential mortgage loans prior to their subsequent sale or securitization. We refer to the time period between the acquisition or origination of loans and their subsequent sale or securitization as the aggregation period. These aggregation facilities are primarily funded through the issuance of asset-backed commercial paper or similar short-term securities, issued by vehicles administered by third parties. Other short-term secured borrowings include transactions under repurchase agreements or similar arrangements or secured bank loans. The cost of funding related to these vehicles is priced off a short-term benchmark, such as highly-rated commercial paper, one month LIBOR or a similar index, plus a stated percentage over such cost and/or other costs of issuance. Committed liquidity sources are generally renewed annually and at our discretion and the discretion of the third-party. Our short-term secured borrowings, including our aggregation facilities, are repaid as the underlying assets are sold, securitized or mature. The following table shows the amount of borrowings outstanding as of December 31, 2005 and December 31, 2004 under our short-term secured borrowing arrangements:

	Outstanding as of
	December 31,

	2005	2004

	(In millions)
Mortgage Interest Networking Trust	$6,741.3	$5,811.1
Mortgage Asset Lending Agreement	1,873.6	1,940.0
Other secured aggregation facilities	4,532.5	2,116.8
Repurchase agreements	9,896.7	6,598.5
Other	1,630.9	1,251.6

Total excluding FHLB advances	24,675.0	17,718.0
FHLB advances	1,506.0	853.0

Total short-term secured borrowings	$26,181.0	$18,571.0

•	Mortgage Interest Networking Trust, or MINT, is a secured aggregation vehicle administered by GMAC Mortgage Group, Inc. that provides us with financing for mortgage loans during the aggregation period and for warehouse lending receivables. MINT obtains financing through the issuance of asset-backed commercial paper and similar discounted notes (MITTENs), both of which are secured by the mortgage loans and warehouse lending receivables. As of December 31, 2005, MINT had 364-day bank liquidity commitments of $3.0 billion backing the commercial paper issued.

•	The Mortgage Asset Lending Agreement, or MALA, is a secured aggregation facility that funds residential mortgage loans, during the aggregation period. The facility receives funding from a syndicate of asset-backed commercial paper vehicles. MALA shares a funding commitment with Receivables Lending Agreement, or RLA, an asset-backed commercial paper facility that funds our warehouse lending receivables. In November 2005, the existing RLA facility was terminated and a new facility under the same name created. The previous facility was accounted for as an off-balance sheet facility. The MALA and RLA facilities have both short-term and long-term commitments. The two facilities had aggregate liquidity commitments of $9.8 billion as of December 31, 2005, which were divided into a one-year commitment of $3.7 billion and a three-year commitment of $6.1 billion.

•	Other secured aggregation facilities include certain facilities to fund mortgage loans prior to their sale or securitization. As of December 31, 2005, in addition to MINT, MALA and RLA, we had $2.0 billion of liquidity commitments to fund second-lien mortgage loans, £3.0 billion of liquidity commitments to fund loans in the United Kingdom and € 1.2 billion of liquidity commitments to fund loans originated in The Netherlands and Germany.

•	We have developed numerous relationships with banks and securities firms to provide funding for mortgage loans and other securities through repurchase agreements and other similar arrangements on a domestic and international basis. Borrowings under these agreements are provided on either a committed or an uncommitted basis.

•	Other short-term secured borrowings include facilities that fund construction lending receivables, for which we had aggregate liquidity commitments of $1.3 billion as of December 31, 2005. In addition, we have arranged facilities to fund mortgage servicing rights and mortgage servicing advances either on a committed or uncommitted basis. These facilities provided aggregate liquidity commitments of $1.8 billion as of December 31, 2005.

      The following table shows the amount of secured committed and unused liquidity facilities as of December 31, 2005 and December 31, 2004:

			Unused Secured
	Secured Committed		Committed Liquidity
	Liquidity Facilities as of		Facilities as of
	December 31,		December 31,

	2005	2004	2005	2004

	(In millions)
Mortgage loans and warehouse lending(a)	$23,739.8	$19,772.1	$9,456.0	$12,392.1
Construction lending receivables	1,275.0	800.0	220.0	100.0
Other(b)	2,625.0	1,725.0	246.9	688.1

Total	$27,639.8	$22,297.1	$9,922.9	$13,180.2

(a)	Facilities to fund mortgage loan and warehouse lending receivables.

(b)	Facilities to fund servicing advances, servicing rights and residual interests.

Short-Term Unsecured Borrowings
      The following table shows the amounts outstanding as of December 31, 2005 and December 31, 2004 under our short-term unsecured borrowing arrangements:

	Outstanding as of
	December 31,

	2005	2004

	(In millions)
Affiliate borrowings	$1,047.5	$10,006.2
Lines of credit	447.4	1,131.4
Investor custodial funds	121.0	1,915.1
International borrowings	601.6	334.2
Other	107.1	911.8

Total short-term unsecured borrowings	$2,324.6	$14,298.7

      As of December 31, 2005, we had access to approximately $0.5 billion of unsecured lines of credit from financial institutions. These lines are available on an uncommitted basis and borrowings under these lines mature in 30 to 90 days. We used borrowings under these lines for general working capital purposes. The outstanding balances under these lines included $125.8 million as of December 31, 2004, which we borrowed on behalf of an affiliate. In March 2005, all amounts borrowed on behalf of the affiliate were repaid and ongoing utilization of these lines by the affiliate was terminated.
      We have an $875.0 million committed revolving credit facility available to us that expires in 2006. As of December 31, 2005, there were no amounts outstanding from this facility.
      Investors in the securitizations, as part of certain servicing arrangements in place at GMAC Residential, where we act as servicer, historically permitted us to use custodial funds for use in our daily operations. These funds are remitted from borrowers as payments of principal and interest on their mortgage loans prior to the subsequent distribution of these funds to the investors. These funds are remitted to the investors on a fixed date each month in the normal course of servicing. As of May 18, 2005, one of these investors, a government-sponsored enterprise, no longer permits this use, although we are permitted to earn interest on the amounts in the custodial accounts.
      In December 2005, our Canadian operations established a syndicated bank revolving line of credit with a capacity of C$410 million and had approximately C$400 million outstanding as of December 31, 2005. In Mexico, we completed a commercial paper and medium-term note facility in 2005. As of December 31, 2005, there were 919 million pesos of medium-term notes outstanding. There was not any commercial paper outstanding.

      Our Mexican operations have also issued commercial paper and medium-term notes in Mexico under programs established by GMAC. Our obligations under these programs are guaranteed by GMAC. In addition, our operations in Mexico participate in bank loan facilities with GMAC that are guaranteed by GMAC. These unsecured facilities are offered on an uncommitted basis and had a total capacity of 2.2 billion pesos as of December 31, 2005.

Long-Term Unsecured Borrowings
      Our long-term unsecured financings are generated to fund long-term assets (primarily mortgage servicing rights and other retained interests), over collateralization required to support our conduits, the liquidity portfolio and the continued growth of our mortgage loan investment portfolio. We meet these financing needs from a variety of sources, including public corporate debt and bank credit facilities.
      The public corporate debt markets are a key source of financing for us. We access these markets by issuing senior unsecured notes, but are pursuing other structures that will provide efficient sources of term liquidity.
      The following table shows the amount of borrowings outstanding as of December 31, 2005 and December 31, 2004 under our long-term unsecured borrowings arrangements:

	Outstanding as of
	December 31,

	2005	2004

	(In millions)
Senior unsecured notes	$5,150.5	$—
Term loan	1,750.0	—
International medium-term notes	281.3	—

Total	$7,181.8	$—

      In the fourth quarter of 2005, we filed a $12 billion shelf registration. As of December 31, 2005, there was $10.8 billion available under the shelf. In February 2006, we issued an additional $1.8 billion of senior unsecured notes under the shelf.
      We have an $875.0 million committed revolving credit facility available to us that expires in 2008. As of December 31, 2005, there were no amounts outstanding from this facility.

Bank Deposits and FHLB Advances
      GMAC Bank provides us another source of liquidity through its ability to accept deposits. As of December 31, 2005, GMAC Bank had approximately $4.1 billion of deposits, $1.4 billion of which were escrows related to our servicing of mortgage loans. In addition, GMAC Bank has entered into an advances agreement with the Federal Home Loan Bank of Pittsburgh, or FHLB. As of December 31, 2005, we had total borrowing capacity of $7.1 billion under this agreement. Under the arrangement with the FHLB, we are able to fund mortgage loans, investments securities and certain lending receivables.

Affiliate Borrowings
      Affiliates have provided funding to ResCap through domestic and international intercompany credit lines. We had access to a $20 billion domestic line provided by GMAC to us and certain other GMAC subsidiaries prior to June 24, 2005. Our borrowings under this line averaged approximately $10.3 billion from January 1, 2003 until June 24, 2005. On May 4, 2005, GMAC contributed $2 billion to our capital by forgiving $2 billion of these borrowings. We also had access to international lines of credit from various affiliates of approximately $2.6 billion in the aggregate as of December 31, 2005. In connection with our offering of notes on June 24, 2005, GMAC restructured the domestic facility as described under the heading “— Liquidity and Capital Management.” The balance of the subordinate domestic note with GMAC was $4.1 billion as of December 31, 2005. The international lines of credit remained in place after June 24, 2005 and were $1.0 billion as of December 31, 2005.

Off-Balance Sheet Financings
      Our total off-balance sheet financings were $78.3 billion as of December 31, 2005 and $61.1 billion as of December 31, 2004. A significant portion of our off-balance sheet financing relates to securitizations issued in off-balance sheet trusts. The off-balance sheet securitization trusts had aggregate outstanding balances of $77.6 billion as of December 31, 2005 and $57.4 billion as of December 31, 2004.
      We also have off-balance sheet structured facilities that fund mortgage loans during the aggregation period as well as warehouse lending receivables. These facilities provide funding for these assets through the issuance of commercial paper from multi- and single-seller asset-backed commercial paper conduits. Our most significant sources of short-term off-balance sheet borrowings are as follows:

•	Walnut Grove Funding is a secured aggregation facility that funds home equity loans, home equity lines of credit, high loan-to-value mortgage loans and certain non-conforming fixed rate mortgage loans through the issuance of asset-backed commercial paper. Walnut Grove Funding provided $582.6 million of funding as of December 31, 2005 and $235.6 million as of December 31, 2004, and was permitted to finance a maximum of $600 million as of December 31, 2005 and December 31, 2004.

•	Horsham Funding is a facility that funds defaulted government insured or guaranteed residential mortgage loans repurchased through the issuance of asset-backed commercial paper. Horsham Funding provided $134.6 million of funding as of December 31, 2005 and $184.5 million as of December 31, 2004, and was permitted to finance a maximum amount of $250 million as of December 31, 2005 and $500 million as of December 31, 2004.

Credit Ratings
      The following table summarizes ResCap’s current credit ratings from the major credit rating agencies:

	Commercial		Senior
Rating Agency	Paper		Debt	Outlook

Fitch	F3		BBB-	Evolving
Moody’s	P3		Baa3	Possible Downgrade
S&P	A-3		BBB-	Developing
DBRS	R- 2(middle	)	BBB	Developing
      The credit ratings of GM and GMAC have been adversely affected in recent years because of concerns as to the financial outlook of GM, including its overall market position in the automotive industry and its burdensome health care obligations, and each of Fitch, Moody’s and S&P currently rate GM’s and GMAC’s unsecured debt as non-investment grade. Any action with respect to the credit ratings of GM or GMAC could impact our ratings because of our position as a wholly owned subsidiary of GMAC. On March 16, 2006, Moody’s placed our senior unsecured ratings under review for a possible downgrade following GM’s announcement that it will delay filing its annual report on Form 10-K with the SEC.
      Ratings reflect the rating agencies’ opinions of our financial strength, operating performance, strategic position and ability to meet our obligations. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

Purchase Obligations and Options
      In connection with our asset sales, securitizations and other asset funding facilities, we typically deliver standard representations and warranties to the purchaser or facility. These representations and warranties are primarily factual statements about the characteristics of the underlying transferred assets and are customary in securitizations and other transfers of assets. These provisions are intended to ensure that underlying assets conform in all material respect to the expectations of the parties to the transaction.

Prior to any sale or securitization transaction, we perform due diligence with respect to the assets to be included in the sale to ensure that they conform to the representations and warranties.
      Our representations and warranties in off-balance sheet arrangements primarily relate to the required characteristics of the mortgage loans as of the initial sale date. Typical representations and warranties include that the loans contain customary and enforceable provisions, are secured by enforceable liens and have original terms not less than or greater than a stated number of months. Representations and warranties are also given with respect to the documentation that will be included in the loan file for each transferred asset. For example, a representation and warranty may be given that the loan file will contain the mortgage note, the mortgage, and all relevant assignments. It is common industry practice to provide representations and warranties with regard to asset documentation even though the seller might not have physically received all of the original loan documentation from a closing agent, recording office or third-party register. In such cases, we include a representation that documents will be delivered within a specified number of days after the initial sale of the loans.
      Upon discovery of a breach of a representation, we either correct the loans in a manner conforming to the provisions of the sale agreement, replace the loans with similar loans that conform to the provisions, or purchase the loans at a price determined by the related transaction documents, consistent with industry practice.
      We purchased $29 million in mortgage loans under these provisions in 2005 and $66 million of mortgage loans in 2004. The majority of purchases due to breaches of representations and warranties occurring in 2005 and 2004 resulted from the inability to deliver underlying mortgage documents within a specified number of days after the initial sale date. In most cases, we ultimately received the trailing mortgage documents and subsequently sold or securitized the assets. The remaining purchases occurred due to a variety of non-conformities (typically related to clerical errors discovered after sale in the post-closing review). Our reserves for losses in connection with these activities are recorded in other liabilities.
      In addition to our representations and warranties, we have the option to purchase certain assets in our off-balance sheet facilities, including:

•	Asset Performance Conditional Calls — In certain of our securitizations, we retain the option (but not an obligation) to purchase specific mortgage loans that become delinquent beyond a specified period of time, as set forth in the transaction legal documents (typically 90 days). Mortgage loans are purchased after the option becomes exercisable when it is in our economic interest to do so. We purchased an aggregate of $99 million of mortgage loans in 2005 and $137 million in 2004 under these provisions.

•	Cleanup Calls — In each of our securitizations, we retain a cleanup call option that allows the servicer to purchase the remaining transferred assets once such assets reach a minimal level and the cost of servicing those assets becomes burdensome in relation to the benefits of servicing (defined as a specified percentage of the original principal balance). We choose to exercise cleanup calls when it is in our economic interest to do so. We purchased $2.2 billion of assets under these cleanup call provisions in 2005 and $3.8 billion of such assets in 2004.
      When we purchase mortgage loans, either as a result of an obligation to do so or upon the exercise of our options, we execute the purchase in accordance with the legal terms in the facility or specific transaction documents. In most cases, the provisions for the purchase of the asset require the purchase price to be equal to the unpaid principal balance of the asset, plus any accrued interest thereon. Once the conditions are satisfied for an obligatory or optional purchase (or in the case of cleanup calls, when notice of intent to exercise is provided), we report the asset on our balance sheet as held for sale or held for investment, with a corresponding liability, until the loan is paid in full, charged-off or sold in a later transaction.
      Upon the obligatory or optional purchase of an asset from an off-balance sheet facility, we generally do not recognize any net gain or loss since the mortgage loan is purchased at the unpaid principal balance, plus any accrued interest thereon, as required by the transaction documents. To the extent that the fair value differs from the unpaid principal balance, any resulting gain or loss would be substantially offset by a gain or loss recognized through the revaluation of any retained interest that we hold related to the purchased asset. As a result, the purchase of the asset does not by itself result in any material net gain or loss.

Guarantees
      Guarantees are defined as contracts or indemnification agreements that contingently require us to make payments to third parties based on changes in an underlying agreement that is related to a guaranteed party. Our guarantees include standby letters of credit and certain contract provisions regarding securitizations and sales. See Note 23 to the audited consolidated financial statements for more information regarding our outstanding guarantees to third parties.
Aggregate Contractual Obligations

	Payments Due by Period

		Less than			More than
As of December 31, 2005	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In millions)
Description of obligation:
Debt
Unsecured	$11,309.1	$56.4	$4,223.0	$2,422.9	$4,606.8
Secured	63,788.4	352.7	5,406.6	1,145.0	56,884.1
Lease commitments	312.1	86.1	126.9	49.7	49.4
Mortgage purchase and sale commitments	21,004.3	20,934.3	—	—	70.0
Lending commitments	15,503.5	8,975.4	1,398.5	638.1	4,491.5
Commitment to remit cash flows on certain loan portfolios	4,304.8	—	—	—	4,304.8
Commitments to provide capital to equity method investees	213.2	4.0	—	106.9	102.3
Purchase obligations*	372.8	135.9	209.5	19.6	7.8
Commitments to fund development of lots and/or model homes	308.8	50.2	234.4	24.2	—
Bank certificates of deposit	1,603.6	1,328.2	270.6	2.8	2.0

Total	$118,720.6	$31,923.2	$11,869.5	$4,409.2	$70,518.7

*	Includes purchase obligations covered by non-cancellable contracts and contracts containing cancellation fees.
Recently Issued Accounting Standards
      Statement of Position 03-3 — In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), that addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by us. SOP 03-3 limits the accretable yield to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (expected at acquisition to be collected) over the investor’s initial investment in the loan and it prohibits “carrying over” or creating a valuation allowance for the excess of contractual cash flows over cash flows expected to be collected in the initial accounting of a loan acquired in a transfer. SOP 03-3 and the required disclosures were effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption of SOP 03-3 did not have a material impact on our financial condition or results of operations.
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
      Financial Accounting Standards Board Staff Position Nos. 115-1 and 124-1 — In November, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Nos. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which nullified certain requirements of The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). FSP Nos. 115-1 and 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Adoption of FSP Nos. 115-1 and 124-1 did not have a material impact on our financial condition or results of operations.
      Statement of Financial Accounting Standards No. 155 — In February 2006, the FASB issued Statement of Financial Accounting Standards 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155), which provides the following: (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies the concentrations of credit in the form of subordination are not embedded derivatives, and (5) amends Statement 140 to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with early adoption permitted. Adoption of SFAS 155 is not expected to have a material impact on our financial position or results of operations.
      Statement of Financial Accounting Standards No. 156 — In March 2006, the FASB issued Statement of Financial Accounting Standards 156, Accounting for Servicing of Financial Assets (SFAS 156), which provides the following: (1) revised guidance on when a servicing asset and servicing liability should be recognized, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, (3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur, (4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. However, SFAS 156 permits early adoption. We plan to early adopt SFAS 156 as of

January 1, 2006 and are currently in the process of quantifying the financial impact. We expect that the impact to retained earnings as a result of the initial adoption will be immaterial.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
      Our activities give rise to market risk, representing the potential loss in the fair value of assets or liabilities caused by movements in market variables, such as interest and foreign exchange rates. We are primarily exposed to interest rate risk arising from changes in interest rates related to our financing, investing and cash management activities. More specifically, we have entered into contracts to provide financing, to retain mortgage servicing rights and to retain various assets related to securitization activities, all of which are exposed, in varying degrees, to changes in value due to movements in interest rates. Interest rate risk arises from the mismatch between assets and the related liabilities used for funding. We enter into various financial instruments, including derivatives, to maintain the desired level of exposure to the risk of interest rate fluctuations. See “Risk Factors — Risks Related to our Business — Our earnings may decrease because of increases or decreases in interest rates” and “Risk Factors — Risks Related to our Business — Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates” for more information regarding the risks related to changes in interest rates and our hedging strategies.
      We actively manage market risk. We maintain risk management control systems to monitor interest rate risks and related hedge positions. We monitor positions using a variety of analytical techniques including market value, sensitivity analysis and value at risk models. While each operating segment is responsible for risk management, we supplement this decentralized model with a centralized risk committee, headed by our chief financial officer. This risk management function is responsible for ensuring that each operating segment has proper policies and procedures for managing risk and for identifying, measuring and monitoring risk across the enterprise.
      The primary market risk we face is interest rate risk. Interest rate risk is the risk that the value of our assets and liabilities will change due to changes in interest rates. Interest rate risk also includes the risk that the net interest income from our mortgage loan and investment portfolios will change in response to changes in interest rates. We manage interest rate risk through the natural counterbalance of our loan production and servicing asset. We also use various financial instruments, including derivatives, to manage the interest rate risk related specifically to the values of our interest rate lock commitments, mortgage loans held for sale and mortgage servicing rights. The overall objective of our interest rate risk management is to reduce the interest rate risk associated with these instruments.

Interest Rate Lock Commitments and Mortgage Loans Held for Sale
      We are exposed to interest rate risk from the time an interest rate lock commitment is made until the time the mortgage loan is sold. The primary objective of our hedging program related to interest rate lock commitments and mortgage loans held for sale is to eliminate or greatly reduce any interest rate risk associated with these items. The primary financial instrument that we use to accomplish this objective is the forward sales of mortgage-backed securities at the time the interest rate lock commitment is made. The value of the forward sales contracts moves in the opposite direction of the value of our interest rate lock commitments and mortgage loans held for sale. We actively manage the interest rate risk related to our interest rate lock commitments and mortgage loans held for sale on a daily basis.

Mortgage Servicing Rights and Other Retained Interests
      Our mortgage servicing rights and other retained interests are generally subject to loss in value when mortgage rates decline. Declining mortgage rates generally result in an increase in refinancing activity, which increases prepayments and results in a decline in the value of our mortgage servicing rights. To mitigate the impact of this risk, we maintain a portfolio of financial instruments, including derivatives, which increase in value when interest rates decline. Our primary objective is to minimize the overall risk of impairment loss in the value of mortgage servicing rights due to the change in fair value caused by prepayments and changes in rates. We have determined that economical strategies exist for hedging this risk. Our secondary objectives include minimizing the income statement effect of hedge ineffectiveness, management of hedge instrument selection to minimize hedge costs and protection of the overall economic value of the asset portfolio.
      We actively manage the risk we are exposed to on a daily basis. The following are financial instruments that we use to hedge our interest rate risk related to mortgage servicing rights and other retained interests:

U.S. Treasury Securities: notes and bonds with maturities ranging from 10 to 30 years. As interest rates decline, the value of these securities increase.

Principal-Only Securities: the right to receive principal-only cash flows from a mortgage-backed security. Principal-only securities are sold at a deep discount from face value. As interest rates decline, prepayments increase the value of the principal-only securities. This increase in value results in an offset to the decline in value of the mortgage servicing rights. As interest rates rise, prepayments decline and the value of the principal-only securities decline as well. The decrease in value of the principal-only securities results in an offset to the increase in value of the mortgage servicing rights.

Long Interest Rate Futures Contracts: a futures contract is a guarantee of a transaction at a date in the future for an underlying Treasury debt security or Eurodollar contract. As interest rates decline, the futures contract’s value increases and when rates rise, the contract’s value declines. The increase or decrease in value of futures contracts result in an offset to the increase or decrease in the value of the mortgage servicing rights.

Long Call Options on U.S. Treasuries or Interest Rate Swaps: the right to buy the underlying assets by a certain date for a certain price. These instruments are purchased either via an exchange or over the counter and have maturities of less than one year. The option value increases as the underlying benchmark Treasury’s or swap’s interest rate declines.

Long Put Options on U.S. Treasuries or Interest Rate Swaps: the right to sell the underlying assets by a certain date for a certain price. These instruments are purchased either via an exchange or over the counter and have maturities of less than one year. The option value increases as the underlying Treasury’s or swap’s interest rate rises.

Long Mortgage-Backed Securities, U.S. Treasury and LIBOR Futures: an exchange traded derivative financial instrument to purchase a financial instrument at a certain future date for a specified price. Margins on futures are settled daily. Generally, the futures are rolled into subsequent issues (i.e., we do not take delivery of the underlying instrument). As interest rates decline, the value of the futures contract and the underlying instrument increase in value. This increase in value offsets the declines in value of the mortgage servicing rights.

Interest Rate Floors: the right to receive cash if interest rates decline beyond a specified rate. As rates decline, the value of the floor increases. If rates decline below the floor rate, the seller of the floor pays us the difference between the market interest rate and the floor rate multiplied by the notional amount of the floor contract.

Interest Rate Caps: the right to receive cash if interest rates rise above a specified rate. The caps are purchased to adjust the profile of the overall hedge position and to limit devaluation of the hedge portfolio as interest rates increase. We use caps when pricing considerations indicate that these instruments present a more economically viable alternative to selling an interest rate floor or similar contract.

Receiver Swaptions: options on interest rate swaps to exchange variable cash flows for fixed. The fixed payments increase in value as interest rates decline. This increases the value of the swaption resulting in an offset to the decline in value of the mortgage servicing rights.

Interest Rate Swaps: a mutual agreement to swap interest rate payments with another party. The swaps provide gains when interest rates decline and losses when interest rates increase.

Debt Securities
      We determine the mix of fixed-rate and variable-rate debt as part of our overall interest rate risk management activities. We use interest rate swaps to achieve our desired mix of fixed- and floating-rate debt. Typically, terms of the interest rate swaps match the terms of the underlying debt, resulting in an effective conversion of the rate of the related debt.

Value at Risk
      One of the measures we use to manage market risk is value at risk, or VaR, which gauges the dollar amount of potential loss in fair value from adverse interest rate and currency movements in an ordinary market. The VaR model uses a distribution of historical changes in market prices to assess the potential for future losses. In addition, VaR takes into account correlations between risks and the potential for movements in one portfolio to offset movements in another.
      We measure VaR using a 95% confidence interval and an assumed one month holding period, meaning that we would expect to incur changes in fair value greater than those predicted by VaR in only one out of every 20 months. Currently, our VaR measurements do not include all of our market risk sensitive positions. The VaR estimates encompass the majority (approximately 95%) of our market risk sensitive positions that we believe are representative of all positions. The following table represents the maximum, average and minimum potential VaR losses measured for the years indicated.

	Year Ended
	December 31,

	2005	2004

	(In millions)
Value at Risk
Maximum	$120.4	$215.1
Average	76.7	133.7
Minimum	44.4	58.5
      While no single risk statistic can reflect all aspects of market risk, the VaR measurements provide an overview of our exposure to changes in market influences. Less than 5% of our assets are accounted for as held for trading (i.e., those in which changes in fair value directly affect earnings). As such, our VaR measurements are not indicative of the impact to current period earnings caused by potential market movements. The actual earnings impact would differ as the accounting for our financial instruments is a combination of historical cost, lower of cost or market and fair value (as further described in the accounting policies in Note 2 to the audited consolidated financial statements).

Sensitivity Analysis
      While VaR reflects the risk of loss due to unlikely events in a normal market, sensitivity analysis captures our exposure to isolated hypothetical movements in specific market rates. The following analyses are based on sensitivity analysis performed assuming instantaneous, parallel shifts in interest rates. The net fair value of financial instruments includes both asset and liability financial instruments.

	As of December 31,

	2005		2004

	Non-Trading	Trading	Non-Trading	Trading

	(In millions)
Estimated net fair value of financial instruments exposed to changes in interest rates	$(2,961)	$3,896	$(1,627)	$2,715
Impact of a 10% adverse change in rates	(546)	(95)	(714)	(14)

      There are certain shortcomings inherent to the sensitivity analysis data presented. The models assume that interest rate changes are instantaneous, parallel shifts. In reality, changes are rarely instantaneous or parallel and therefore the sensitivities disclosed above may be overstated.
      The primary market risk we face is interest rate risk. Interest rate risk is the risk that the value of our assets and liabilities will change due to changes in interest rates. Interest rate risk also includes the risk that the net interest income from our mortgage loan and investment portfolios will change in response to changes in interest rates. We manage interest rate risk through the natural counterbalance of our loan production and servicing asset. We also use various financial instruments, including derivatives, to manage the interest rate risk related specifically to the values of our interest rate lock commitments, mortgage loans held for sale and mortgage servicing rights. The overall objective of our interest rate risk management is to reduce the interest rate risk associated with these instruments.

Impact of Changes in Interest Rates on the Net Value of the Company’s Interest Rate-Sensitive Financial Instruments
      We perform various sensitivity analyses that quantify the net financial impact of changes in interest rates on our interest rate-sensitive assets, liabilities and commitments. These analyses incorporate assumed changes in the interest rate environment, including selected hypothetical, instantaneous parallel shifts in the yield curve.
      We employ various commonly used modeling techniques to value our financial instruments in connection with these sensitivity analyses. We use option-adjusted spread models to value mortgage loans, mortgage-backed securities, mortgage-backed securities forward contracts, collateralized mortgage obligations and mortgage servicing rights. The primary assumptions used in these models for purpose of these sensitivity analyses are the implied market volatility of interest rates and prepayment speeds. We use an option-pricing model to value options and interest rate floors. The primary assumption used in this model is implied market volatility of interest rates. We use zero volatility discounted cash-flow models to value other retained interests. The primary assumptions used in these models are prepayment rates, discount rates and credit losses. All relevant cash flows associated with the financial instruments are incorporated in the various models.

      Based upon this modeling, the following table summarizes the estimated change in fair value of our interest rate-sensitive assets, liabilities and commitments as of December 31, 2005, given several hypothetical, instantaneous, parallel-shifts in the yield curve:

	Change in Fair Value

Change in Interest Rate (basis points)	-100	-50	+50	+100

	(In millions)
Mortgage servicing rights and other financial instruments:
Mortgage servicing rights and other retained interests	$(919)	$(381)	$268	$451
Impact of servicing hedge:
Swap — based	568	253	(191)	(328)
Treasury-based	177	86	(82)	(159)
Others	438	223	(226)	(459)

Mortgage servicing rights and other retained interests, net	264	181	(231)	(495)

Committed pipeline	33	22	(43)	(113)
Mortgage loan inventory	340	201	(199)	(441)
Impact of associated derivative instruments:
Mortgage-based	(92)	(57)	93	227
Eurodollar-based	(35)	(17)	17	35
Others	(205)	(108)	117	240

Committed pipeline and mortgage loan inventory, net	41	41	(15)	(52)

Net change in fair value related to other businesses	4	2	(3)	(7)

GMAC Bank:
Securities portfolio	2	1	(1)	(1)
Mortgage loans	107	61	(72)	(150)
Deposit liabilities	(5)	(3)	3	5
Federal Home Loan Bank advances	(87)	(44)	45	91
Other liabilities	(24)	(12)	12	25

GMAC Bank, net	(7)	3	(13)	(30)

Notes payable and capital securities	(159)	(78)	76	150
Impact of associated derivative instruments:
Swap-based	163	81	(79)	(155)
Notes payable and capital securities, net	4	3	(3)	(5)
Insurance company investment portfolios	3	1	(1)	(3)

Net change in fair value related to mortgage servicing rights and other financial instruments	$309	$231	$(266)	$(592)

Net change in fair value related to broker-dealer trading securities	$1	$1	$—	$(1)

      These sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate certain movements in interest rates; do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another; are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and do not incorporate other factors that would impact our overall financial performance in such scenarios, most significantly the impact of changes in loan production earnings that result from changes in interest rates. In addition, not all of the changes in fair value would impact current-period earnings. For example, mortgage servicing rights are carried by impairment stratum at the lower of amortized cost or market value. Consequently, absent hedge accounting, any increase in the value of a particular mortgage servicing rights stratum above its amortized cost basis would not be reflected in current-period earnings. In addition, our debt is carried at its unpaid principal balance net of issuance discount or premium; therefore, absent hedge accounting, changes in the market value of our debt are not recorded in current-period earnings. For these reasons, the preceding estimates should not be viewed as an earnings forecast.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
STATEMENT OF RESPONSIBILITY FOR PREPARATION
OF FINANCIAL STATEMENTS
      The Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements of Residential Capital Corporation were prepared by management, who is responsible for their integrity and objectivity. This financial information has been prepared in conformity with the Securities Exchange Act of 1934, as amended, and accounting principles generally accepted in the United States of America. The preparation of this financial information requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. The critical accounting estimates that may involve a higher degree of judgment, and complexity are included in management’s discussion and analysis.
      PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company; and their report is included herein. The audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
      The Board of Directors, through its Audit Committee (composed primarily of independent directors), is responsible for overseeing management’s fulfillment of its responsibilities in the preparation of the consolidated financial statements. The Audit Committee annually recommends to the Board of Directors the selection of independent auditors. In addition, the Audit Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the Audit Committee to review the activities of each, and to ensure that each is properly discharging its responsibilities. To reinforce complete independence, PricewaterhouseCoopers LLP has full and free access to meet with the Audit Committee without management representatives present, to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting.

/s/ Bruce J. Paradis	/s/ Davee L. Olson

Bruce J. Paradis	Davee L. Olson
Chief Executive Officer	Chief Financial Officer
March 27, 2006	March 27, 2006

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Residential Capital Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
      The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management conducted, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Management identified the following material weakness in its assessment as of December 31, 2005.
      The Company did not design and maintain effective controls over the preparation, review, classification and presentation of cash flows relating to certain mortgage loans in the Consolidated Statement of Cash Flows. Specifically, cash outflows related to certain mortgage loan originations and purchases were not appropriately classified as either operating cash flows or investing cash flows consistent with our original designation as loans held for sale or loans held for investment. In addition, proceeds from sales and repayments related to certain mortgage loans, which initially were classified as mortgage loans held for investment and subsequently transferred to mortgage loans held for sale, were reported as operating cash flows instead of investing cash flows in our Consolidated Statement of Cash Flows, as required by Statement of Financial Accounting Standards No. 102, Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. Finally, certain non-cash proceeds and transfers were not appropriately presented in the Consolidated Statement of Cash Flows or the supplemental disclosures to the Consolidated Statement of Cash Flows. Our controls over the preparation, review, presentation and disclosure of our Consolidated Statement of Cash Flows did not prevent or detect a material misstatement in the Consolidated Statement of Cash Flows, and resulted in the restatement of the Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003. It also resulted in misstatements that require us to restate (i) the nine month periods included in our previously filed quarterly report on Form 10-Q for the quarterly periods ended September 30, 2005 and 2004, and (ii) the three- and six-month periods included in our previously filed Form 10 for the periods ended March 31 and June 30, 2005 and 2004, respectively. We have included disclosure about these interim period restatements in Note 30 (unaudited) to the consolidated financial statements. Until remediated, this control deficiency could result in a misstatement to the Statement of Cash Flows that would be material and would not be prevented or detected.

Based on the evaluation performed, management concluded that as of December 31, 2005, Residential Capital Corporation’s internal control over financial reporting was not effective based upon the COSO criteria, solely as a result of the material weakness described above.
Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

/s/ Bruce J. Paradis	/s/ Davee L. Olson

Bruce J. Paradis	Davee L. Olson
Chief Executive Officer	Chief Financial Officer
March 27, 2006	March 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Residential Capital Corporation:
      We have completed an integrated audit of Residential Capital Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholder’s equity, and of cash flows present fairly, in all material respects, the financial position of Residential Capital Corporation (the “Company”) at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the condensed financial information for parent company included in Schedule I and valuation and qualifying accounts included in Schedule II present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 3 to the consolidated financial statements, the Company has restated its 2004 and 2003 consolidated financial statements.
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8 of this Annual Report on Form 10-K, that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 because the Company did not design and maintain effective controls over the preparation, review, classification and presentation of cash flows relating to certain mortgage loans, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As identified and included in management’s assessment as of December 31, 2005, the Company’s management has determined the Company did not design and maintain effective controls over the preparation, review, classification and presentation of cash flows relating to certain mortgage loans in its Consolidated Statement of Cash Flows. Specifically, cash outflows related to certain mortgage loan originations and purchases were not appropriately classified as either operating cash flows or investing cash flows consistent with their original designation as loans held for sale or loans held for investment. In addition, proceeds from sales and repayments related to certain mortgage loans, which initially were classified as mortgage loans held for investment and subsequently transferred to mortgage loans held for sale, were reported as operating cash flows instead of investing cash flows in the Company’s Consolidated Statements of Cash Flows, as required by Statement of Financial Accounting Standards No. 102 Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. Finally, certain non-cash proceeds and transfers were not appropriately presented in the Statements of Cash Flows or the supplemental disclosures to the Statements of Cash Flows. The Company’s controls over the preparation, review, classification and presentation of its cash flows did not prevent or detect a material misstatement in the Statements of Cash Flows including that initially expected to be filed for the year ended December 31, 2005. This control deficiency resulted in the restatement of the Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003 and the three, six and nine month periods ended March 31, June 30, and September 30, 2005 and 2004. Until remediated, this control deficiency could result in a misstatement of the statement of cash flows that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management of the Company determined that this control deficiency constitutes a material weakness.
      This material weakness was considered in evaluating the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

      In our opinion, management’s assessment that Residential Capital Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 27, 2006

RESIDENTIAL CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEET
December 31, 2005 and 2004

	2005	2004

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$2,266,753	$899,083
Mortgage loans held for sale	19,521,566	14,032,781
Trading securities	3,896,008	2,714,700
Available for sale securities	1,068,937	1,244,658
Mortgage loans held for investment, net	67,892,660	56,835,356
Lending receivables, net	13,401,047	9,357,397
Mortgage servicing rights, net	4,015,015	3,365,992
Accounts receivable	1,951,210	2,110,417
Investments in real estate and other	1,855,298	1,397,246
Goodwill	459,768	454,278
Other assets	2,556,830	1,937,556

Total assets	$118,885,092	$94,349,464

LIABILITIES
Borrowings:
Affiliate borrowings	$5,177,462	$10,006,242
Collateralized borrowings in securitization trusts	56,097,801	50,708,476
Other borrowings	42,300,507	23,703,650

Total borrowings	103,575,770	84,418,368
Deposit liabilities	4,123,304	1,664,970
Other liabilities	3,722,048	3,900,381

Total liabilities	111,421,122	89,983,719

STOCKHOLDER’S EQUITY
Common stock, $0.01 par value (1,000 shares authorized, issued and outstanding) and paid-in capital	3,367,677	1,246,778
Retained earnings	3,980,587	2,959,961
Accumulated other comprehensive income	115,706	159,006

Total stockholder’s equity	7,463,970	4,365,745

Total liabilities and stockholder’s equity	$118,885,092	$94,349,464

The notes to the consolidated financial statements are an integral part of these statements.

RESIDENTIAL CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003

	(Dollars in thousands)
Revenue
Interest income	$5,797,097	$4,990,881	$3,482,652
Interest expense	3,872,102	2,404,982	1,402,709

Net interest income	1,924,995	2,585,899	2,079,943
Provision for loan losses	651,796	842,899	453,502

Net interest income after provision for loan losses	1,273,199	1,743,000	1,626,441
Gain on sale of mortgage loans, net	1,036,669	696,903	1,746,325
Servicing fees	1,416,280	1,294,256	1,185,701
Amortization and impairment of servicing rights	(761,988)	(1,003,265)	(2,014,914)
Servicing asset valuation and hedge gain, net	17,186	214,911	507,244

Net servicing fees	671,478	505,902	(321,969)
Gain (loss) on investment securities, net	236,362	63,703	(222,802)
Real estate related revenues	712,174	649,239	500,414
Other income	305,378	307,979	398,100

Total net revenue	4,235,260	3,966,726	3,726,509
Expenses
Compensation and benefits	1,406,930	1,216,537	1,188,763
Professional fees	212,410	224,716	169,380
Data processing and telecommunications	199,849	191,076	189,284
Advertising	158,688	151,345	127,720
Occupancy	121,301	107,565	99,570
Other	509,156	465,135	585,856

Total expenses	2,608,334	2,356,374	2,360,573

Income before income tax expense	1,626,926	1,610,352	1,365,936
Income tax expense	606,300	642,140	509,121

Net income	$1,020,626	$968,212	$856,815

The notes to the consolidated financial statements are an integral part of these statements.

RESIDENTIAL CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
Years Ended December 31, 2005, 2004, and 2003

	Common			Accumulated
	Stock and			Other	Total
	Paid-in	Retained	Comprehensive	Comprehensive	Stockholder’s
	Capital	Earnings	Income	Income	Equity

	(Dollars in thousands)
Balance at January 1, 2003	$1,193,592	$1,134,934		$45,792	$2,374,318
Net income	—	856,815	$856,815	—	856,815
Other comprehensive income, net of tax:
Unrealized loss on investment securities	—	—	(37,683)	—	(37,683)
Foreign currency translation adjustment	—	—	15,652	—	15,652
Unrealized loss on cash flow hedges	—	—	(23,095)	—	(23,095)

Other comprehensive income	—	—	(45,126)	(45,126)	—

Comprehensive income	—	—	$811,689	—	—

Balance at December 31, 2003	1,193,592	1,991,749		666	3,186,007
Net income	—	968,212	$968,212	—	968,212
Capital contribution	53,186	—	—	—	53,186
Other comprehensive income, net of tax:
Unrealized gain on investment securities	—	—	10,432	—	10,432
Foreign currency translation adjustment	—	—	21,109	—	21,109
Unrealized gain on cash flow hedges	—	—	126,799	—	126,799

Other comprehensive income	—	—	158,340	158,340

Comprehensive income	—	—	$1,126,552	—	—

Balance at December 31, 2004	1,246,778	2,959,961		159,006	4,365,745

Net income	—	1,020,626	$1,020,626	—	1,020,626
Capital contributions	2,120,899	—	—	—	2,120,899
Other comprehensive income, net of tax:
Unrealized loss on investment securities	—	—	(24,451)	—	(24,451)
Foreign currency translation adjustment	—	—	(33,103)	—	(33,103)
Unrealized gain on cash flow hedges	—	—	14,254	—	14,254

Other comprehensive income	—	—	(43,300)	(43,300)	—

Comprehensive income	—	—	$977,326	—	—

Balance at December 31, 2005	$3,367,677	$3,980,587		$115,706	$7,463,970

The notes to the consolidated financial statements are an integral part of these statements.

RESIDENTIAL CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003

	(Dollars in thousands)
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,020,626	$968,212	$856,815
Reconciliation of net income to net cash provided by (used in) operating activities:
Amortization and impairment of mortgage servicing rights	761,988	1,003,265	2,014,914
Depreciation and amortization	605,579	528,681	354,018
Provision for loan losses	651,796	842,899	453,502
Gain on sale of mortgage loans, net	(1,036,669)	(696,903)	(1,746,325)
Net gain on sale of other assets	(41,559)	(39,700)	(20,668)
(Gain) loss on valuation of derivatives	(148,550)	(296,171)	662,642
(Gain) loss on investment securities	(236,362)	(63,703)	222,802
Equity in earnings of investees in excess of cash received	(137,671)	(141,574)	(40,245)
(Gain) loss on valuation of mortgage servicing rights	(86,328)	299,522	(446,239)
Originations and purchases of mortgage loans held for sale	(159,280,861)	(117,339,636)	(151,319,534)
Proceeds from sales and repayments of mortgage loans held for sale	133,222,847	114,982,130	144,767,140
Deferred income tax	226,526	882,104	(365,706)
Net change in:
Trading securities	(952,969)	707,629	(89,484)
Accounts receivable	152,081	(568,644)	(96,898)
Other assets	955,492	1,439,285	1,295,548
Other liabilities	(1,823,082)	(810,003)	(366,863)

Net cash provided by (used in) operating activities	(26,147,116)	1,697,393	(3,864,581)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in lending receivables	(3,974,763)	(1,102,164)	(1,156,558)
Originations and purchases of mortgage loans held for investment	(20,081,860)	(38,400,806)	(37,808,639)
Proceeds from sales and repayments of mortgage loans held for investment	27,528,658	25,095,202	10,096,381
Purchases of available for sale securities	(598,613)	(1,165,083)	(2,096,759)
Proceeds from sales and repayments of available for sale securities	747,215	24,775	4,355,408
Additions to mortgage servicing rights	(266,589)	(241,515)	(404,137)
Sales of mortgage servicing rights	207,591	—	—
Purchase of and advances to investments in real estate and other	(1,249,253)	(883,840)	(860,323)
Proceeds from sales of and returns of investments in real estate and other	923,924	773,377	428,891
Acquisitions, net of cash acquired	(3,988)	(11,764)	(1,599)
Other, net	724,699	209,096	193,642

Net cash provided by (used in) investing activities	3,957,021	(15,702,722)	(27,253,693)
(Continued on next page)

RESIDENTIAL CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31, 2005, 2004, and 2003 — (Continued)

	2005	2004	2003

	(Dollars in thousands)
		(Restated)	(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in affiliate borrowings	$(2,828,433)	$(677,633)	$(1,161,322)
Net increase in other short-term borrowings	4,242,935	2,988,692	5,433,408
Proceeds from issuance of collateralized borrowings in securitization trusts	28,361,997	28,804,811	33,785,488
Repayments of collateralized borrowings in securitization trusts	(22,682,856)	(17,498,926)	(6,741,881)
Proceeds from secured aggregation facilities, long-term	7,896,054	—	—
Repayments of secured aggregation facilities, long-term	(3,157,448)	—	—
Proceeds from other long-term borrowings	9,625,279	269,000	305,000
Repayments of other long-term borrowings	(210,000)	(220,000)	(180,000)
Payments of debt issuance costs	(121,413)	(102,618)	(103,836)
Increase in deposit liabilities	2,458,334	383,515	333,209

Net cash provided by financing activities	23,584,449	13,946,841	31,670,066
Effect of foreign exchange rates on cash and cash equivalents	(26,684)	16,478	7,359

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,367,670	(42,010)	559,151
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	899,083	941,093	381,942

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,266,753	$899,083	$941,093

SUPPLEMENTAL DISCLOSURES:
Interest paid	$3,835,316	$2,274,131	$1,338,360
Taxes paid	713,321	387,255	806,585
Non-cash transactions:
Capital contribution through forgiveness of affiliate borrowings	2,000,000	—	—
Mortgage loans held for sale transferred to mortgage loans held for investment	19,963,930	1,405,355	4,039,336
Mortgage loans held for investment transferred to mortgage loans held for sale	3,904,330	3,505,511	931,549
Mortgage loans held for investment transferred to other assets	930,672	387,833	327,316
Originations of mortgage servicing rights from sold loans	1,272,126	1,227,835	2,044,223
Capital contributions of lending receivables	120,899	53,186	—
Other disclosures:
Proceeds from sales and repayments of mortgage loans held for investment for mortgage loans originally designated as held for sale	2,062,975	1,550,733	1,340,094

Reconciliation of mortgage loans held for sale:
Mortgage loans held for sale at beginning of year	$14,032,781	$11,577,746	$9,264,146
Originations and purchases of mortgage loans held for sale	159,280,861	117,339,636	151,319,534
Gain on sale of mortgage loans	1,045,496	772,055	1,689,456
Proceeds from sales and repayments of mortgage loans held for sale	(133,222,847)	(114,982,130)	(144,767,140)
Proceeds from sales and repayments of loans transferred from mortgage loans held for investment	(4,231,189)	(1,516,770)	(716,380)
Originations of mortgage servicing rights	(1,272,126)	(1,227,835)	(2,044,223)
Transfers to mortgage loans held for investment	(19,963,930)	(1,405,355)	(4,039,336)
Transfers from mortgage loans held for investment	3,904,330	3,505,511	931,549
Other	(51,810)	(30,077)	(59,860)

Mortgage loans held for sale at end of year	$19,521,566	$14,032,781	$11,577,746

The notes to the consolidated financial statements are an integral part of these statements.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations
      Residential Capital Corporation (the Company) was incorporated on August 20, 2004. The Company is a wholly-owned subsidiary of GMAC Mortgage Group, Inc. (the Group), which is a wholly-owned subsidiary of General Motors Acceptance Corporation (GMAC). GMAC is a wholly-owned subsidiary of General Motors Corporation (GM).
      The Company did not conduct any operations prior to the contribution of GMAC Residential Holding Corp. and GMAC-RFC Holding Corp. in March of 2005 by the Group to the Company. Prior to the contribution, all of the entities, including the Company, were under the common control of the Group. Accordingly, the contribution of the net assets of GMAC Residential Holding Corp. and GMAC-RFC Holding Corp. were accounted for at their historical carrying values at the date of transfer. All prior periods have been presented as if the previously separate entities were combined after eliminating all significant intercompany balances and transactions. The Company conducts its operations primarily through four reportable operating business segments. Those segments are GMAC Residential, Residential Capital Group, Business Capital Group and International Business Group.
      GMAC Residential primarily originates, sells and services mortgage loans, home equity loans and lines of credit and high loan-to-value (HLTV) mortgage loans. This segment utilizes a retail branch network, direct lending centers and brokers to originate loans with a focus on prime credit quality that meet the underwriting standards of the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). These loans are referred to as prime conforming. GMAC Residential also originates non-conforming first mortgage loans. Loans originated under Veterans Administration (VA) or Federal Housing Administration (FHA) programs are referred to as government mortgage loans. GMAC Bank, a federally-chartered savings bank that conducts limited banking activities, is included in this segment. GMAC Bank’s primary purpose is to support the funding and development of the mortgage business. GMAC Residential also provides interim financing to third-party mortgage lenders (warehouse lending).
      Residential Capital Group originates and acquires mortgage loans from institutional clients, correspondent resellers and brokers for resale. Mortgage loans in this segment are primarily securitized through the creation of public and private mortgage and mortgage-related backed securities. The loans originated and acquired cover a broad credit spectrum and generally do not conform to the underwriting requirements of Fannie Mae or Freddie Mac. These loans are referred to as prime non-conforming, nonprime and prime second-lien. Nonprime mortgage loans are first-lien mortgage loans secured by single-family residences that are either (a) made to individuals with credit profiles that do not qualify for a prime loan; (b) have credit-related features that fall outside the parameters of traditional prime mortgage products; or (c) have performance characteristics that otherwise expose the Company to a comparatively higher risk of loss. Additionally, Residential Capital Group services the individual mortgage loans purchased with related servicing rights (primary servicing) as well as services the mortgage-backed securities issued in connection with securitizations (master servicing). Residential Capital Group also does warehouse lending.
      Business Capital Group provides financing and equity capital to residential land developers and homebuilders and financing to resort and timeshare developers and healthcare-related companies.
      International Business Group includes substantially all of the Company’s residential mortgage and related business in Canada, Germany, The Netherlands, Mexico and the United Kingdom.
      The Company’s business operations outside of these four reportable segments include its real estate brokerage and relocation business and Mexican distressed asset business, both of which are not significant to the Company’s consolidated results of operations. These businesses are included with certain holding

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
company activities and other adjustments to conform the reportable segment information to the Company’s consolidated results under generally accepted accounting principles and grouped into Corporate and Other.

2.	Critical Accounting Estimates and Significant Accounting Policies

Consolidation and Basis of Presentation
      The consolidated financial statements have been prepared as if the Company had been in place for all periods presented. The consolidated financial statements include the accounts of the Company and its subsidiaries after eliminating all significant intercompany balances and transactions. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (GAAP).
      Special purpose entities are evaluated to determine whether they meet the GAAP definition of qualifying special purpose entities (QSPEs). Special purpose entities that are classified as QSPEs are excluded from the Company’s consolidated financial statements. Special purpose entities that are not classified as QSPEs are further evaluated to determine whether they meet the GAAP definition of variable interest entities. Special purpose entities that meet the definition of variable interest entities where the Company is identified as the primary beneficiary are included in the Company’s consolidated financial statements.
      The financial statements of subsidiaries outside the United States generally are measured using the local currency as the functional currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the reporting period. The resulting translation adjustments are recorded as other comprehensive income, a component of stockholder’s equity.

Critical Accounting Estimates
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. The Company’s estimates and assumptions primarily arise from risks and uncertainties associated with prepayment estimates, interest rate volatility, and credit exposure. In developing the estimates and assumptions, management uses all available evidence. Because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes, actual results could differ from the Company’s estimates. The Company’s critical accounting estimates include the allowance for loan losses, valuation of mortgage servicing rights and the valuation of securitized retained interests.

Allowance for Loan Losses
      The allowance for loan losses is management’s estimate of incurred losses inherent in the mortgage loans held for investment and lending receivables portfolios. Additions to the allowance for loan losses are reflected within the provision for loan losses on the statement of income. The allowance for loan losses consists of a component for individual loan impairment recognized and measured in accordance with Statement of Financial Accounting Standards (SFAS) No. 114 Accounting by Creditors for Impairment of a Loan and one or more components of collective loan impairment recognized in accordance with SFAS No. 5, Accounting for Contingencies. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.
      Loans outside the scope of SFAS 114 and loans that are individually evaluated and determined not to be impaired under SFAS 114 are grouped into pools, based on similar risk characteristics, and evaluated

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for impairment in accordance with SFAS 5. Impairment of loans determined to be impaired under SFAS 114 is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, an observable market price, or the fair value of the collateral, whichever is determined to be the most appropriate. Included in the impairment measurement are estimated costs to sell or realize the value of the collateral on a discounted basis.
      Management’s judgment as to the adequacy of the allowance is a result of the Company’s ongoing, consistently applied methodology taking into consideration historical loss experience, changes in the size or characteristics of the portfolios, economic conditions and other relevant factors. The uncollectible portion of loans is charged off against the allowance when it is deemed uncollectible. Recoveries of previously charged-off amounts increase the allowance for loan losses. The adequacy of the allowance for loan losses is highly dependent upon management’s estimate of variables affecting valuation of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans and lending receivables. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic conditions of borrowers or the value of the underlying collateral. These estimates are reviewed periodically and adjustments, if necessary, are recorded in the provision for loan losses in the periods in which they become known.

Mortgage Servicing Rights
      The Company capitalizes the value expected to be realized from performing specified mortgage servicing activities for others as mortgage servicing rights (MSRs). Such capitalized servicing rights are purchased or retained upon sale or securitization of mortgages. Mortgage servicing rights are recorded on both securitizations that are accounted for as sales as well as those accounted for as secured financings. The total cost of the mortgage loans, which includes the cost to acquire the servicing rights, is allocated to the mortgage loans, the servicing rights and other retained assets based on their relative fair values. The servicing rights are amortized in proportion to, and over the period of, the estimated future net servicing cash flow stream of the related mortgage loans. Primary servicing involves the collection of payments from individual borrowers and the distribution of these payments to the investors. Master servicing rights represent the Company’s right to service mortgage and asset-backed securities and whole loan packages issued for investors. Master servicing involves the collection of borrower payments from primary servicers and the distribution of those funds to investors in mortgage and asset-backed securities and whole loan packages.
      Pursuant to the Company’s risk management program, MSRs may be hedged to mitigate the effect of changes in MSR fair value resulting from changes in interest rates. If the changes in the fair value of the hedged MSRs are highly correlated to changes in the fair value of the derivative financial instruments, the carrying value of hedged MSRs and the related derivative financial instruments are adjusted for changes in fair value and the resultant gain or loss is recognized in earnings and recorded as servicing asset valuation and hedge gain in the consolidated statement of income. MSRs that do not meet the criteria for hedge accounting treatment are carried at the lower of cost or fair value.
      The Company evaluates mortgage servicing rights for impairment by stratifying its portfolio on the basis of the predominant risk characteristics (loan type and interest rate). To the extent that the carrying value of an individual stratum exceeds its estimated fair value, the mortgage servicing right asset is considered to be impaired. Impairment that is considered to be temporary is recognized through the establishment of (or an increase in) a valuation allowance with a corresponding unfavorable effect on earnings. If it is later determined that all or a portion of the temporary impairment no longer exists for a particular stratum, the valuation allowance is reduced with a favorable effect on earnings. Additionally, the Company evaluates its MSRs and the related valuation allowance for other than temporary impairment. To estimate this amount, the Company analyzes historical changes in mortgage rates, other market interest

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rates, and other portfolio factors to determine the magnitude of interest rate and corresponding MSR value increase with only a remote probability of occurring. To the extent recoverability is remote, both the gross MSR asset and the related valuation allowance are reduced by such amount, which is characterized as other than temporary impairment.
      Since quoted market prices for MSRs are not available, the Company estimates the fair value of MSRs by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including expected cash flows, credit losses, prepayment speeds and return requirements commensurate with the risks involved. Cash flow assumptions are based on the Company’s actual performance, and where possible, the reasonableness of assumptions is periodically validated through comparisons to other market participants. Credit loss assumptions are based upon historical experience and the characteristics of individual loans underlying the MSRs. Prepayment speed estimates are determined from historical prepayment rates on similar assets or obtained from third-party data. Return requirement assumptions are determined using data obtained from market participants, where available, or based on current relevant interest rates plus a risk-adjusted spread. Since many factors can affect the estimate of the fair value of mortgage servicing rights, the Company regularly evaluates the major assumptions and modeling techniques used in its estimate and reviews such assumptions against market comparables, if available.
      The Company closely monitors the actual performance of its MSRs by regularly comparing actual cash flow, credit and prepayment experience to modeled estimates. In addition to the use of derivative financial instruments, the Company periodically invests in trading and available for sale securities to mitigate the effect of changes in fair value from the interest rate risk inherent in the mortgage servicing rights.

Securitizations and Retained Interests
      The Company securitizes, sells and services residential mortgage loans and home equity loans and credit lines (mortgage loans). Securitizations are structured both as sales and secured financings. Retained interests in the securitized and sold loans are generally retained in the form of mortgage-backed securities, residual interests, interest-only strips and principal-only strips. The Company’s retained interests are generally subordinate to investors’ interests.
      Securitizations that are structured as sales provide a onetime impact to income or a gain on sale when the loans and related securities are initially sold (off-balance sheet securitizations) and are reported as gains on sales of mortgage loans in the consolidated statement of income. The gain on sale is determined by allocating the carrying value of the underlying mortgage loans between loans sold and the interests retained, based on relative fair values. The gain recognized is the difference between the cash proceeds of the securitization and the allocated carrying value of the loans sold. The estimate of the fair value of the retained interests requires the Company to exercise significant judgment about the timing and amount of future cash flows from the interests. As quoted market prices are generally not available, the Company estimates the fair value of retained interests by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including expected credit losses, prepayment speeds, discount rates commensurate with the risks involved and, if applicable, interest or finance rates on variable and adjustable contracts. Credit loss assumptions are based on historical experience, market information for similar investments, and the characteristics of individual loans underlying the securities. Prepayment speed estimates are determined utilizing data obtained from market participants, where available, or based on historical prepayment rates on similar assets. Discount rate assumptions are determined using data obtained from market participants, where available, or based on current relevant U.S. Treasury or LIBOR yields, plus a risk-adjusted spread based on analysis of historical spreads on similar types of securities. Estimates of interest rates on variable and adjustable

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contracts are based on spreads over the applicable benchmark interest rate using market-based yield curves. Changes in the fair value of the retained interests are recorded in gain (loss) on investment securities in the consolidated statement of income or other comprehensive income, a component of stockholder’s equity, depending on whether the retained interest is classified as trading or available for sale, respectively. The majority of the retained interests are classified as trading.
      In contrast, securitizations that are structured as secured financings recognize interest income over the life of the mortgage loans held for investment and interest expense for the borrowings (on-balance sheet securitizations). The mortgage loans collateralizing the debt securities for these secured financings are included in mortgage loans held for investment and the debt securities payable to investors in these securitizations are included in collateralized borrowings in securitization trusts in the consolidated balance sheet. Loan losses for the mortgage loans held for investment are provided for as they are incurred by establishing an allowance for loan loss. Whether the securitization is on- or off-balance sheet, the investors in the securities issued by the securitization trust or the securitization trust itself have no recourse to the Company’s assets beyond the mortgage loans held for investment pledged as collateral for on-balance sheet securitizations and any retained interest in the securitizations for off-balance sheet securitizations.

Significant Accounting Policies

Cash and Cash Equivalents
      Cash and cash equivalents include cash on hand and short-term investments with original maturities of 90 days or less. Cash and cash equivalents that have restrictions as to the Company’s ability to withdraw the funds are included in other assets in the consolidated balance sheet.

Mortgage Loans Held for Sale
      Mortgage loans held for sale are carried at the lower of cost or estimated fair value on an aggregate basis, or, if qualifying for hedge accounting, carried at fair value. Fair value is based on contractually established commitments from investors or current investor yield requirements. Mortgage loans held for sale are placed on nonaccrual status when contractually delinquent for 60 days. Interest income accrued at the date a loan is placed on nonaccrual status is reversed and subsequently realized only to the extent it is received in cash. Loan origination fees, as well as discount points and incremental direct origination costs, are initially recorded as an adjustment of the cost of the loan and are reflected in gain on sale of mortgage loans when the loan is sold.

Investment Securities
      Investment securities are classified as either trading, available for sale, or held to maturity based on management’s intent. The Company’s trading securities are carried at estimated fair value with changes in fair value recorded as a component of net gain (loss) on investment securities in the consolidated statement of income. Debt securities which management has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. All other investment securities are classified as available for sale and carried at fair value, with unrealized gains and losses, excluding other than temporary impairments, included in other comprehensive income, a separate component of stockholder’s equity, on an after-tax basis. Investments classified as available for sale or held to maturity are considered to be impaired when a decline in fair value is judged to be other than temporary. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the magnitude and duration of the decline in fair value; for debt securities the financial condition and business outlook of the issuer; for interests in securitized assets the performance of the underlying assets; and, the Company’s intent and ability to hold the investment. Once a decline in fair

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value is determined to be other than temporary, an impairment charge is recorded as a component of gain (loss) on investment securities in the consolidated statement of income and a new cost basis in the investment is established. Realized gains and losses on investment securities are recorded as a component of gain (loss) on investment securities in the consolidated statement of income. Realized gains and losses on sales of securities are determined using the specific identification method.
      The Company finances a portion of its trading and available-for-sale securities through repurchase agreements with various counterparties. In certain instances the purchase and financing may be with the same counterparty. The Company views the purchase and financing as two distinct transactions and accounts for them separately.

Mortgage Loans Held for Investment and Lending Receivables
      Mortgage loans held for investment and lending receivables are carried at the principal amount outstanding, less net deferred origination fees and allowance. The Company’s classification of its mortgage loans between loans held for sale and loans held for investment is based on management’s assessment of its intent and ability to hold loans for the foreseeable future or until maturity. Management’s intent and ability with respect to certain mortgage loans may change from time to time depending on a number of factors, including economic conditions. Net deferred origination fees, which include origination fees reduced by origination costs, are amortized as a yield adjustment over the life of the related assets. Interest income recognition is suspended when loans are placed on nonaccrual status. Residential mortgage loans are placed on nonaccrual status when contractually delinquent for 60 days. Warehouse, construction and other lending receivables are placed on nonaccrual status when contractually delinquent for 90 days. Interest income accrued at the date a loan is placed on nonaccrual status is reversed and subsequently realized only to the extent it is received in cash. Loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured.

Accounts Receivable
      Accounts receivable are recorded at net realizable value and include accrued interest receivable, servicing receivables and rent receivable. Servicing receivables arise in the ordinary course of business as the Company makes advances to investors in mortgage loans serviced by the Company. Such advances are generally made to maintain scheduled investor cash flows in the event of borrower default or delinquency and may reflect payments of property taxes and insurance premiums in advance of collection from mortgagors, principal and interest payments to investors prior to their collection from mortgagors and amounts advanced for mortgages in foreclosure. Servicing advances receive priority cash flows, including contractual interest, in the event of foreclosure or liquidation. As a result, the collection of the advances is reasonably assured.

Goodwill
      Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is reviewed for impairment at least annually utilizing a two-step process. The first step of the impairment test requires the Company to define the reporting units, which is an operating unit or one level below an operating unit as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Then, the fair value of each of these reporting units is compared to its carrying value. If the carrying value is higher than the fair value, there is an indication that impairment may exist and under the second step, the impairment would be measured. If the carrying value is less than the fair value, no impairment exists. The fair value of the reporting units is determined based on various analyses, including discounted cash flow projections. During 2005 and 2004, no impairment was indicated.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreclosed Assets
      Foreclosed assets represent properties acquired through foreclosure and are carried at the lower of cost or fair value less estimated selling costs and are reported in other assets in the consolidated balance sheet. Gains and losses on the sale of foreclosed assets are reported in other income.

Property and Equipment
      Property and equipment, stated at cost net of accumulated depreciation and amortization, are reported in other assets. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which generally ranges from two to ten years. Direct software development costs associated with the design, construction and improvements of internal systems are capitalized. Capitalized software is generally amortized on a straight-line basis over its useful life. Capitalized software that is not expected to have substantive service potential or development costs that significantly exceed the amount originally expected are considered impaired and written down to fair value. Software expenditures that are considered general, administrative or of a maintenance nature are expensed as incurred.

Derivative Instruments and Hedging Activities
      All derivative financial instruments, whether designated for hedging relationships or not, are recorded on the consolidated balance sheet as assets or liabilities and carried at fair value. At the inception of the derivative contract, the Company designates each qualifying derivative financial instrument as a hedge of the fair value of a recognized asset or liability (fair value hedge) or a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Company also uses derivative financial instruments that do not qualify as hedges under GAAP. Changes in the fair value of derivative financial instruments that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative financial instruments is recorded in other comprehensive income, a component of stockholder’s equity, and recognized in the income statement when the hedged cash flows affect earnings. Changes in the fair value of derivative financial instruments held for risk management purposes that do not meet the criteria to qualify as hedges under GAAP are reported in current period earnings. The ineffective portions of fair value and cash flow hedges are immediately recognized in earnings.
      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the consolidated balance sheet, to specific firm commitments or the forecasted transactions. Both at the hedge’s inception and on an ongoing basis, the Company formally assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.
      The hedge accounting treatment described above is no longer applied if a derivative financial instrument is terminated or the hedge designation is removed. For fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the asset or liability and are recognized into income over the original hedge period. For cash flow hedges, any changes in fair value of the derivative financial instrument remain in other comprehensive income, a component of stockholder’s equity, and are reclassified into earnings in the period that the hedged asset or liability affects income.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loan Commitments
      The Company enters into commitments to originate or purchase loans to be held for sale and commitments to purchase loans to be held for investment (also referred to as interest rate lock commitments or IRLCs). Held for sale IRLCs are recorded as derivatives and subsequent changes in value from the time of the lock are recognized as assets or liabilities, with a corresponding adjustment to current period earnings. The determination of the change in fair value does not include an estimate of the future MSR that will arise when the loan is sold or securitized.

Liability for Assets Sold with Recourse
      In connection with the sale of certain mortgage loans, the Company estimates a liability for credit guarantees or enhancements and representation and warranties made in the normal course of the securitization process for assets sold with recourse. The Company provides for such exposures at the time the loans are sold based upon management’s estimate of losses incurred. The liability is adjusted through other expense to reflect changes in the anticipated liability. Management believes that the liability for assets sold with recourse is adequate to provide for probable losses related to loans sold with limited recourse obligations. The liability is included within other liabilities on the consolidated balance sheet.

Reinsurance Arrangements
      The Company has entered into excess layer reinsurance agreements with non-affiliated private mortgage insurance (PMI) companies that provide PMI for the Company’s mortgage loan servicing portfolio. The Company assumes the risk of loss over a specified first loss percentage for covered loans and in return earns a portion of the PMI premium associated with those mortgage loans. The Company reserves for loss and loss adjustment expenses when notices of default on insured mortgage loans are received and the specified first loss percentage covered by the ceding company is exhausted. There were no loss or loss adjustment expense reserves at December 31, 2005 and 2004.

Income Taxes
      The Company is included in the consolidated U.S. federal income tax return, several unitary and/or consolidated state returns, and some foreign consolidated income tax returns of GM. The Company provides for its unitary and/or consolidated state filings and foreign consolidated filings pursuant to a tax sharing arrangement with GM. GM periodically settles these income tax liabilities or receivables. Any separate Company state and local tax liabilities are accrued for on a stand-alone basis. Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. The Company also establishes liabilities related to disputed items with various tax authorities when the item becomes probable and the costs can be reasonably estimated.

Recently Issued Accounting Standards
      SOP 03-3 — In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), that addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the Company. SOP 03-3 limits the accretable yield to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows expected at acquisition over the investor’s initial investment in the loan and it prohibits carrying over or creating a valuation allowance for the excess of contractual cash flows over cash flows expected to be collected in the initial accounting of a loan acquired in a transfer. SOP 03-3 and the required disclosures are effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption of SOP 03-3 did not have a material impact on the Company’s financial condition or results of operations.
      Statement of Financial Accounting Standards No. 154 — In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154), that addresses accounting for changes in accounting principle, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error correction. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.
      Financial Accounting Standards Board Staff Position Nos. 115-1 and 124-1 — In November, 2005, the Financial Accounting Standards Board (FSAB) issued FASB Staff Position (FSP) Nos. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which nullified certain requirements of The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). FSP 115-1 and 124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Adoption of FSP Nos. 115-1 and 124-1 did not have a material impact on the Company’s financial condition or results of operations.
      Statement of Financial Accounting Standards No. 155 — In February 2006, the FASB issued Statement of Financial Accounting Standards 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155), which provides the following: 1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, 2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, 3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, 4) clarifies the concentrations of credit in the form of subordination are not embedded derivatives, and 5) amends Statement 140 to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with early adoption permitted. Adoption of SFAS 155 is not expected to have a material impact on the Company’s financial position or results of operations.
      Statement of Financial Accounting Standards No. 156 — In March 2006, the FASB issued Statement of Financial Accounting Standards 156, Accounting for Servicing of Financial Assets (SFAS 156), which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized, 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, 3) permits an entity to elect to measure servicing assets and

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur, 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. However, SFAS 156 permits early adoption. The Company plans to early adopt SFAS 156 as of January 1, 2006 and is currently in the process of quantifying the financial impact. The Company expects that the impact to retained earnings as a result of the initial adoption will be immaterial.
3.     Restatement
      The Company restated its consolidated statements of cash flows for the years ended December 31, 2004 and 2003. As management was preparing this Form 10-K, it was discovered that cash flows related to certain mortgage loans were misclassified in the Consolidated Statement of Cash Flows. Specifically, cash outflows related to certain mortgage loan originations and purchases were not appropriately classified as either operating cash flows or investing cash flows consistent with our original designation as loans held for sale or loans held for investment. In addition, proceeds from sales and repayments related to certain mortgage loans, which initially were classified as mortgage loans held for investment and subsequently transferred to mortgage loans held for sale, were reported as operating cash flows instead of investing cash flows in our Consolidated Statement of Cash Flows. Finally, certain non-cash proceeds and transfers were not appropriately presented in the Consolidated Statement of Cash Flows or the supplemental disclosures to the Consolidated Statement of Cash Flows.
      Management corrected the classification of these cash flow matters by restating the consolidated statements of cash flows for the years ended December 31, 2004 and 2003. The restatement of the Consolidated Statements of Cash Flows did not result in any change to the previously reported net increase (decrease) in cash and cash equivalents and there were no changes to the Consolidated Balance Sheets, Consolidated Statements of Income or Consolidated Statements of Changes in Stockholder’s Equity for any period. However, the restatements result in a change to total cash flows from operating activities and total cash flows from investing activities.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The restatement resulted in the following changes to prior period consolidated statements of cash flows:

	Years Ended December 31,

	2004	2003

	(In thousands)
Net cash provided by (used in) operating activities:
As previously reported	$4,798,006	$851,531
As restated	1,697,393	(3,864,581)
Net cash used in investing activities:
As previously reported	(18,803,335)	(31,969,805)
As restated	(15,702,722)	(27,253,693)
Non-cash transfers from mortgage loans held for sale to mortgage loans held for investment:
As previously reported	1,205,248	1,955,594
As restated	1,405,355	4,039,336
Non-cash transfers from mortgage loans held for investment to mortgage loans held for sale:
As previously reported	3,661,411	803,316
As restated	3,505,511	931,549
4.     Mortgage Loans Held for Sale
      Residential mortgage loans held for sale were as follows:

December 31,	2005	2004

	(In thousands)
Prime conforming	$2,878,508	$2,736,558
Prime non-conforming	9,510,198	5,966,166
Nonprime	4,277,968	2,840,170
Prime second-lien	2,215,518	1,774,247
Government	656,059	633,451
Other mortgage loans	—	97,865
Valuation allowance	(16,685)	(15,676)

Total	$19,521,566	$14,032,781

      At December 31, 2005 and 2004, the Company pledged mortgage loans held for sale of $16.3 and $11.1 billion, respectively, as collateral for certain borrowings (see Note 14) and obligations relating to certain HLTV securitizations (see Note 23).

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.     Trading Securities
      Trading securities were as follows:

December 31,	2005	2004

	(In thousands)
U.S. Treasury securities	$1,173,792	$150,375
Mortgage and asset-backed securities	1,042,548	1,141,460
Residual interests	763,713	1,033,544
Principal-only securities	651,309	200,666
Interest-only securities	264,646	187,835
Other	—	820

Total	$3,896,008	$2,714,700

Net unrealized gains(a)	$131,019	$29,895
Pledged as collateral	2,721,189	2,252,532

(a)	Unrealized gains and losses are reported in gain (loss) on investment securities for the year then ended. Net unrealized losses totaled $255.1 million for the year ended December 31, 2003.
      Retained interests from the Company’s off-balance sheet securitizations are retained in the form of mortgage-backed securities, residual interests, interest-only strips and principal-only strips. At December 31, 2005 and 2004, $1.3, and $1.2 billion, respectively, of trading securities were retained interests from the Company’s off-balance sheet securitizations (see Note 18).
      The Company mitigates some of the credit risk inherent in certain residual interests by purchasing mortgage insurance for residuals with underlying nonprime mortgage loans and prime second-lien loans. Residual interests with a fair value of $137.6 and $38.7 million at December 31, 2005 and 2004, respectively, had limited protection through this insurance.
      At December 31, 2005 and 2004, the Company pledged trading securities with a carrying value of $24.3 and $39.5 million, respectively, as collateral for contingent obligations related to prepayment risk on sales of certain investments.
      The Company had trading securities purchased from and financed with the same counterparty. At December 31, 2005 and 2004, the fair value of these securities totaled $923.6 and $150.3 million, respectively.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.     Available for Sale Securities
      The cost, fair value, and gross unrealized gains and losses on available for sale securities were as follows:

	2005				2004

		Gross Unrealized				Gross Unrealized
				Fair				Fair
December 31,	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

	(In thousands)
Debt securities:
U.S. Treasury securities	$952,860	$—	$(25,719)	$927,141	$1,103,087	$12,889	$(1,444)	$1,114,532
Mortgage-backed securities	99,113	20	(1,907)	97,226	98,293	4,543	(4,778)	98,058
Interest-only securities(a)	3,031	2,240	—	5,271	6,047	838	—	6,885
Principal-only securities	212	159	—	371	314	361	—	675
States & political subdivisions	4,882	—	(33)	4,849	5,096	—	—	5,096
Other	33,607	36	(284)	33,359	9,797	144	—	9,941

Total debt securities	1,093,705	2,455	(27,943)	1,068,217	1,222,634	18,775	(6,222)	1,235,187
Equity securities	900	—	(180)	720	10,099	—	(628)	9,471

Total	$1,094,605	$2,455	$(28,123)	$1,068,937	$1,232,733	$18,775	$(6,850)	$1,244,658

(a)	Retained interests from the Company’s off-balance sheet securitizations (see Note 18).
      The Company had other than temporary impairment writedowns of $1.3, $5.7 and $13.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Gross unrealized gains and losses on investment securities available for sale totaled $1.4 and $5.7 million, respectively, as of December 31, 2003.
      The maturity distribution of available for sale securities outstanding is summarized in the following table. Actual maturities may differ from those scheduled as a result of prepayments by issuers.

December 31, 2005	Cost	Fair Value

	(In thousands)
Due in one year or less	$—	$—
Due after one year through five years	699,468	682,531
Due after five years through ten years	253,392	244,609
Due after ten years	4,882	4,850
Mortgage-backed securities and interests in securitization trusts	136,863	136,947

Total debt securities	$1,094,605	$1,068,937

      The following table presents gross gains and losses realized upon the sales of available for sale securities reported in gain (loss) on investment securities:

Year Ended December 31,	2005	2004	2003

	(In thousands)
Gross realized gains	$22,511	$—	$81,366
Gross realized losses	(10,731)	(6,506)	(13,052)

Net realized gains (losses)	$11,780	$(6,506)	$68,314

      Investment securities that were in an unrealized loss position as of December 31, 2005 and 2004, respectively, had a fair value of $1.1 billion and $271.4 million, and gross unrealized losses of $28.1 and $6.9 million. The fair value of these securities in a continuous loss position less than twelve months was $898.2 and $266.2 million with gross unrealized losses of $23.4 and $6.2 million as of December 31, 2005

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and 2004, respectively. In the opinion of management, there were not any available for sale securities deemed to be other than temporarily impaired as of December 31, 2005.
      The Company has pledged as collateral, available for sale investment securities with carrying amounts totaling $929.1 million at December 31, 2005 in connection with certain borrowings (see Note 14).
      The Company had available for sale securities purchased from and financed with the same counterparty. At December 31, 2005 and 2004, the fair value of these securities totaled $48.8 and $200.5 million, respectively.

7.	Mortgage Loans Held for Investment
      Mortgage loans held for investment consisted of the following:

December 31,	2005	2004

	(In thousands)
Prime conforming	$1,517,456	$972,705
Prime non-conforming	6,186,374	4,937,544
Nonprime	56,923,366	47,425,595
Prime second-lien	4,330,537	4,370,767
Government	833	1,699

Total	68,958,566	57,708,310
Less allowance for loan losses	(1,065,906)	(872,954)

Total, net	$67,892,660	$56,835,356

      At December 31, 2005 and 2004, the unpaid principal balance of mortgage loans held for investment and related assets relating to securitization transactions accounted for as collateralized borrowings in securitization trusts and pledged as collateral totaled $58.5 and $51.7 billion, respectively. The investors in these on-balance sheet securitizations and the securitization trusts have no recourse to the Company’s assets beyond the loans pledged as collateral. Additionally, the Company pledged mortgage loans held for investment of $9.3 and $3.7 billion as collateral for other secured borrowings at December 31, 2005 and 2004, respectively (see Note 14).
      At December 31, 2005 and 2004, mortgage loans held for investment on nonaccrual status totaled $6.2 and $4.6 billion, respectively. If nonaccrual mortgage loans held for investment had performed in accordance with their original terms, the Company would have recorded additional interest income of approximately $264.0, $237.9 and $147.6 million during the years ended December 31, 2005, 2004 and 2003, respectively.
      The Company mitigates some of the credit risk associated with holding certain of the mortgage loans for investment by purchasing mortgage insurance. Mortgage loans with an unpaid principal balance of $3.2 and $6.5 billion at December 31, 2005 and 2004, respectively, have limited protection through this insurance.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005, the five largest state and foreign concentrations for the Company’s mortgage loans held for investment were as follows:

California	11.6%
Florida	8.4
United Kingdom	5.5
Texas	4.9
Michigan	4.5
All other	65.1

100.0%

      The Company originates and purchases mortgage loans that have contractual features that may increase the Company’s exposure to credit risk and thereby result in a concentration of credit risk. These mortgage loans include loans that may subject borrowers to significant payment increases in the future, have negative amortization of the principal balance or result in high loan-to-value ratios.
      Interest-only mortgage loans allow interest-only payments for a fixed period of time. At the end of the interest-only period, the loan payment includes principal payments and increases significantly. The borrower’s new payment once the loan becomes amortizing (i.e., includes principal payments) will be greater than if the borrower had been making principal payments since the origination of the loan. The longer the interest-only period, the larger the amortizing payment will be when the interest-only period ends. The Company’s production of interest-only loans was $43.3 and $15.8 billion during the years ended December 31, 2005 and 2004, respectively. The combined exposure of interest-only loans recorded in mortgage loans held for investment and mortgage loans held for sale (unpaid principal balance) totaled $19.4 and $8.4 billion at December 31, 2005 and 2004, respectively.
      Option adjustable rate mortgage loans permit a variety of repayment options. The repayment options include minimum, interest-only, fully amortizing 30-year and fully amortizing 15-year payments. The minimum payment option sets the monthly payment at the initial interest rate for the first year of the loan. The interest rate resets after the first year, but the borrower can continue to make the minimum payment. If the minimum payment is not adequate to cover the interest amount due on the mortgage loan, the loan would have negative amortization, which will result in an increase in the mortgage loan’s principal balance. The interest-only option sets the monthly payment at the amount of interest due on the loan. If the interest-only option payment would be less than the minimum payment, the interest-only option is not available to the borrower. The interest-only payment option operates in the same manner as the interest-only mortgage loans described above. Under the fully amortizing 30-year and 15-year payment options, the borrower’s monthly payment is set based on the interest rate, loan balance and remaining loan term. The Company’s production of option adjustable rate mortgage loans was $5.1 billion and $5.9 million during the years ended December 31, 2005 and 2004, respectively. The combined exposure of option adjustable rate mortgages recorded in mortgage loans held for investment and mortgage loans held for sale (unpaid principal balance) totaled $1.1 billion and $11.7 million at December 31, 2005 and 2004, respectively.
      High loan-to-value mortgage loans are defined as first-lien loans with loan-to-value ratios equal to or in excess of 100%, or second-lien loans that when combined with the underlying first-lien mortgage loan result in a loan-to-value ratio equal to or in excess of 100%. The Company’s production of high loan-to-value mortgage loans was $6.6 and $9.5 billion during the years ended December 31, 2005 and 2004, respectively. The combined exposure of high loan-to-value mortgage loans recorded in mortgage loans held for investment and mortgage loans held for sale (unpaid principal balance) totaled $13.4 and $15.1 billion at December 31, 2005 and 2004, respectively.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Below market rate mortgage loans contain contractual features that limit the initial interest rate to a below market interest rate for a specified time period with an increase to a market interest rate in a future period. The increase to the market interest rate could result in a significant increase in the borrower’s monthly payment amount. The Company’s production of below market rate mortgage loans was $536.6 and $638.1 million during the years ended December 31, 2005 and 2004, respectively. The combined exposure of below market rate mortgages recorded in mortgage loans held for investment and mortgage loans held for sale (unpaid principal balance) totaled $411.4 and $704.0 million at December 31, 2005 and 2004, respectively.

8.	Lending Receivables
      The composition of lending receivables was as follows:

December 31,	2005	2004

	(In thousands)
Warehouse	$9,003,196	$5,481,622
Construction	2,677,301	2,174,688
Commercial business	1,026,572	1,086,405
Healthcare	593,230	399,770
Commercial real estate	212,272	311,659
Other	75,883	44,976

Total	13,588,454	9,499,120
Less allowance for loan losses	(187,407)	(141,723)

Total, net	$13,401,047	$9,357,397

      During 2004, the Company sold, with limited recourse, participation interests of $3.9 billion in warehouse lending receivables to a non-consolidated entity. The Company retained participation interests in these receivables of $667.2 million at December 31, 2004, which are recorded in warehouse lending receivables. These retained receivable participation interests were subordinate to the participation interests sold. At December 31, 2005 and 2004, the Company pledged lending receivables of $11.0 and $5.4 billion, respectively, as collateral for certain borrowings (see Note 14).
      At December 31, 2005, approximately 86% of the Company’s total lending receivables were collateralized by residential real estate in the United States. At December 31, 2005, the five largest state and foreign concentrations for the residential real estate collateralizing the Company’s total lending receivables were as follows:

California	24.4%
Florida	8.9
Mexico	5.9
Texas	5.0
Arizona	4.4
All other	51.4

100.0%

      The Company currently has no borrower concentration risk. The Company mitigates exposure to concentrations of credit risk by fully collateralizing loans with residential mortgage loans or residential property, servicing portfolios, other trading assets or accounts receivable balances; the use of debt covenants; the use of contractual exposure limits on geographic concentrations; and, requiring borrower concentrations and credit agreements to be approved by credit committees comprised of senior management.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2005 and 2004, the Company received real estate secured loans relating to GM automotive dealers in the form of capital contributions. The Company accepted these loans after performing an independent analysis of underwriting criteria. If any of these financings become delinquent for a period of at least 60 days or upon the occurrence of other specified events, the Company has the right to require GMAC to purchase the loans for the unpaid principal plus accrued interest. The Company may, from time to time, extend other real estate secured financing to GM automotive dealers under this agreement with GMAC. At December 31, 2005 and 2004 the outstanding balance of these lending receivables was $169.4 and $48.2 million, respectively.
      Investments in impaired lending receivables are summarized as follows:

December 31,	2005	2004

	(In thousands)
Lending receivables considered to be impaired without allowance	$12,894	$—
Lending receivables considered to be impaired with allowance	99,523	5,536
Allowance for loan losses on impaired lending receivables	11,469	1,991
Impaired lending receivables which are on nonaccrual status	67,417	3,587
Average balance of impaired lending receivables during the year	122,407	25,593
      Interest income recognized on impaired receivables totaled $5.8, $0.6 and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, of which $0.0, $0.6 and $0.9 million was recognized using the cash method.
      If nonaccrual lending receivables performed in accordance with their original terms, the Company would have recorded additional interest income of $1.3, $1.0 and $3.2 million during the years ended December 31, 2005, 2004 and 2003, respectively.
      At December 31, 2005, the Company had $31.4 million of lending receivables outstanding with terms that had been modified in troubled debt restructurings. At December 31, 2004, the Company had no lending receivables outstanding with terms that had been modified in troubled debt restructurings. At December 31, 2005, there were commitments of $37.9 million to lend additional funds to customers whose lending receivables were classified as impaired. At December 31, 2004, there were no such commitments.

9.	Allowance for Loan Losses
      The following is a summary of the activity in the allowance for loan losses:

	Mortgage Loans
	Held for	Lending
	Investment	Receivables	Total

	(In thousands)
Balance at January 1, 2003	$256,086	$79,736	$335,822
Provision for loan losses	411,943	41,559	453,502
Charge-offs	(179,026)	(12,127)	(191,153)
Recoveries	1,988	17,791	19,779

Balance at December 31, 2003	490,991	126,959	617,950
Provision for loan losses	811,731	31,168	842,899
Charge-offs	(440,400)	(20,173)	(460,573)
Recoveries	10,632	3,769	14,401

Balance at December 31, 2004	872,954	141,723	1,014,677
Provision for loan losses	599,785	52,011	651,796
Charge-offs	(443,815)	(6,792)	(450,607)
Recoveries	36,982	465	37,447

Balance at December 31, 2005	$1,065,906	$187,407	$1,253,313

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      See information regarding expected credit losses on mortgage loans sold in off-balance sheet securitization transactions in Note 18.

10.	Mortgage Servicing Rights
      The following table summarizes the Company’s activity related to MSRs:

	2005	2004	2003

	(In thousands)
Balance at January 1	$4,294,846	$4,333,609	$4,196,918
Originations and purchases, net of sales	1,331,124	1,469,350	2,448,360
Amortization	(999,342)	(770,381)	(1,049,558)
Valuation adjustments for hedge accounting	86,328	(271,669)	446,239
Other than temporary impairment	(54,568)	(453,332)	(1,699,010)
Other	—	(12,731)	(9,340)

Balance at December 31	4,658,388	4,294,846	4,333,609
Valuation allowance	(643,373)	(928,854)	(1,149,302)

Carrying value at December 31	$4,015,015	$3,365,992	$3,184,307

Estimated fair value at December 31	$4,021,004	$3,366,768	$3,184,325

      The following table summarizes the Company’s activity related to changes in the valuation allowance for impairment of MSRs:

	2005	2004	2003

	(In thousands)
Balance at January 1	$928,854	$1,149,302	$1,882,956
Impairment	(237,353)	232,884	965,356
Other than temporary impairment	(54,568)	(453,332)	(1,699,010)
Other	6,440	—	—

Balance at December 31	$643,373	$928,854	$1,149,302

      During 2005 and 2004, the Company recorded other than temporary impairment of $54.6 million and $453.3 million, respectively, reducing both the MSRs’ gross carrying value and valuation allowance by this amount. This amount was based on a statistical analysis of historical changes in mortgage and other market interest rates to determine the amount that the MSRs’ asset value will increase with only a remote probability of occurring. The adjustment to the valuation allowance reduces the maximum potential future increase to the MSRs’ carrying value under lower of cost or market accounting, but it has no impact on the net carrying value of the asset or on earnings.
      The Company has an active risk management program to hedge the value of MSRs. The MSRs risk management program contemplates the use of derivative financial instruments, U.S. Treasury securities and principal-only securities that experience changes in value offsetting those of the MSRs in response to changes in market interest rates. Refer to Note 22 for a discussion of the derivative financial instruments used to hedge MSRs. U.S. Treasury securities used in connection with this risk management strategy are designated as trading or available for sale. At December 31, 2005, there was $2.1 billion of U.S. Treasury securities related to this risk management activity. Principal-only securities are designated as trading. At December 31, 2005, there was $596.1 million of principal-only securities related to this risk management activity.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, the Company pledged MSRs of $2.2 billion as collateral for borrowings as discussed more fully in Note 14.
      See Note 25 for the unpaid principal balance, weighted-average coupon, weighted-average maturity and weighted-average servicing fee of the portfolio of loans underlying the Company’s MSRs. The key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

December 31,	2005	2004	2003

	(In thousands)
Fair value of MSRs	$4,021,004	$3,366,768	$3,184,325

Range of prepayment speeds (constant prepayment rate)	8.3-28.2%	19.7- 29.8%	15.7- 26.4%
Impact on fair value of 10% adverse change	$(183,140)	$(185,868)	$(177,440)
Impact on fair value of 20% adverse change	(344,583)	(353,200)	(340,295)
Range of discount rates	8.0-12.7%	10.0- 12.6%	9.7-12.5%
Impact on fair value of 10% adverse change	$(105,946)	$(101,565)	$(108,864)
Impact on fair value of 20% adverse change	(205,466)	(195,970)	(210,705)
      These sensitivities are hypothetical and should be considered with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increased market interest rates may result in lower prepayments and increased credit losses), which could magnify or counteract the sensitivities. Further, these sensitivities show only the change in the asset balances and do not show any expected change in the fair value of the instruments used to manage the interest rate and prepayment risks associated with these assets.

11.	Investments In Real Estate and Other
      Investments in real estate and other at December 31, 2005 and 2004 were as follows:

December 31,	2005	2004

	(In thousands)
Residential real estate:
Acquired through sale and leaseback agreements	$669,064	$530,486
Construction in progress	116,820	118,117
Real estate held for development	543,801	402,173

	1,329,685	1,050,776
Accumulated depreciation	(9,350)	(6,835)

Total residential real estate	1,320,335	1,043,941
Other investments:
Investments in partnerships	75,007	100,436
Investments in real estate projects	245,393	101,666
Other equity investments	214,563	151,203

Total	$1,855,298	$1,397,246

      Depreciation expense related to the sale and leaseback agreements was $4.4, $3.4 and $3.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, future minimum payments receivable on non-cancelable operating leases entered into under sale and leaseback transactions were as follows:

Year Ending December 31,

(In thousands)
2006	$42,856
2007	5,262
2008	1,199
2009	146

$49,463

      Rental income recorded by the Company for the years ended December 31, 2005, 2004, and 2003 was $49.9, $30.0 and $25.0 million, respectively. The five lessees with the largest lease commitments accounted for approximately 90% and 84% of the residential real estate acquired through sale and leaseback transactions at December 31, 2005 and 2004, respectively.
      Income from other investments was as follows:

Year Ended December 31,	2005	2004	2003

	(In thousands)
Investments in partnerships	$24,077	$46,460	$22,479
Investments in real estate projects	36,822	43,904	9,025
Other equity investments	95,721	57,749	11,290

12.	Goodwill
      Following is a summary of the activity related to goodwill:

		Residential	Business	International
	GMAC	Capital	Capital	Business	Corporate
	Residential	Group	Group	Group	and Other	Total

	(In thousands)
Balance at January 1, 2004	$162,146	$38,652	$10,748	$61,624	$164,014	$437,184
Additions	10,890	—	—	—	438	11,328
Foreign currency translation adjustments	—	—	—	4,878	—	4,878
Other	—	—	—	888	—	888

Balance at December 31, 2004	173,036	38,652	10,748	67,390	164,452	454,278
Additions	4,730	—	—	10,148	365	15,243
Disposals	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(6,577)	—	(6,577)
Other	—	—	—	(3,176)	—	(3,176)

Balance at December 31, 2005	$177,766	$38,652	$10,748	$67,785	$164,817	$459,768

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Property and Equipment
      Property and equipment is included within other assets in the consolidated balance sheet and consists of the following:

December 31,	2005	2004

	(In thousands)
Land and buildings	$17,430	$17,418
Furniture, fixtures and equipment	341,427	314,109
Leasehold improvements	92,512	77,528
Capitalized software	210,236	189,749

	661,605	598,804
Less: Accumulated depreciation	(465,778)	(411,241)

Total	$195,827	$187,563

      Depreciation and amortization expense was $93.0, $77.8 and $86.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

14.	Borrowings
      Borrowings consisted of the following:

	Weighted-
	Average
	Interest Rates
December 31,	2005	2004	2005	2004

	(In thousands)
Affiliate borrowings	7.4%	2.9%	$5,177,462	$10,006,242
Collateralized borrowings in securitization trusts(a)	4.8	3.4	56,097,801	50,708,476
Other borrowings:
Secured aggregation facilities — short-term	4.4	2.4	10,959,581	9,867,955
Secured aggregation facilities — long-term(a)	4.3	—	4,738,606	—
Repurchase agreements	4.0	2.5	9,896,658	6,598,433
Senior unsecured notes(a)	6.2	—	5,150,519	—
FHLB advances — short-term	3.4	1.6	1,506,000	853,000
FHLB advances — long-term(a)	4.3	3.1	2,922,000	654,000
Third-party bank credit facilities — short-term	2.1	0.7	450,000	1,116,500
Third-party bank credit facilities — long-term(a)	5.6	—	1,750,000	—
Debt collateralized by mortgage loans	4.9	4.9	2,150,529	736,538
Servicing advances	5.0	—	571,532	—
Investor custodial funds	—	—	120,985	1,915,061
Securities purchased under forward contracts	—	2.6	—	226,844
Other — short-term	4.5	3.8	1,802,789	1,549,196
Other — long-term(a)	9.6	9.4	281,308	186,123

Total other borrowings	4.6	2.4	42,300,507	23,703,650

Total borrowings	4.8%	3.1%	$103,575,770	$84,418,368

(a)	Represents borrowings with an original contractual maturity in excess of one year. In addition, affiliate borrowings had $4.1 billion of borrowings with an original maturity in excess of one year at December 31, 2005.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following summarizes assets that are restricted as collateral for the payment of certain debt obligations:

December 31,	2005	2004

	(In thousands)
Mortgage loans held for investment	$67,798,758	$55,370,161
Mortgage loans held for sale	16,147,391	10,996,204
Trading securities	2,696,896	2,213,045
Available for sale securities	929,112	1,114,532
Mortgage servicing rights	2,220,657	444,601
Lending receivables	11,020,766	5,426,695
Accounts receivable	795,149	128,366
Investments in real estate and other	357,644	8,389
Other assets	238,758	6,441

Total assets restricted as collateral	$102,205,131	$75,708,434

Related secured debt	$89,939,405	$69,933,446

      The assets that were pledged as collateral in the preceding table include assets that can be sold or repledged by the secured party. The assets that could be sold or repledged were as follows:

	December 31,	December 31,
	2005	2004

	(In thousands)
Mortgage loans held for sale	$3,880,448	$2,185,139
Mortgage loans held for investment	2,429,880	1,672,893
Available for sale securities	927,140	1,114,531
Trading securities	2,126,393	898,041
Investments in real estate and other	6,276	—

Total	$9,370,137	$5,870,604

      The following table presents the scheduled maturity of long-term debt at December 31, 2005, assuming that no early redemptions occur. The actual payment of secured debt may vary based on the payment activity of the related secured assets.

Year Ending December 31,

(In thousands)
2006	$409,089
2007	1,470,904
2008	8,158,711
2009	241,000
2010	3,326,862
2011 and thereafter	61,490,923

Long-term principal	75,097,489
Unamortized discount	(27,255)

Total long-term debt	$75,070,234

      To achieve the desired balance between fixed- and variable-rate debt, the Company utilizes interest rate swap and interest rate cap agreements. The use of such derivative financial instruments had the effect of synthetically converting $26.1 billion of its $67.7 billion of variable-rate debt into fixed-rate obligations at December 31, 2005. In addition, certain of the Company’s debt obligations are denominated in currencies other than the currency of the issuing country. Foreign currency swap agreements are used to hedge exposure to changes in exchange rates of these obligations.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In July 2005, the Company obtained $3.5 billion in syndicated bank credit facilities. These credit facilities are comprised of a $1.75 billion term loan due in 2008, an $875.0 million revolving credit facility due in 2006 and an $875.0 million revolving credit facility due in 2008. At December 31, 2005, there were no outstandings under these revolving credit facilities.

Affiliate Borrowings
      The Company has certain credit arrangements with GMAC and with other GMAC and GM affiliates. As of December 31, 2004, the Group had a $20 billion line of credit comprised of short- and medium-term unsecured borrowings from affiliates, which was available to the Group for domestic borrowing purposes. At December 31, 2004, the Company’s outstanding balance was $8.1 billion. The interest rate on such short-term borrowings fluctuated monthly and was generally a stated percentage above a composite of GMAC’s unsecured commercial paper rates. The interest rate on medium-term borrowings was fixed for the borrowing term, which was typically six months to one year.
      During the second quarter of 2005, GMAC contributed $2.0 billion of equity to the Company by forgiving a portion of the existing borrowings outstanding from the line of credit. The remaining borrowings outstanding under the line of credit were converted to a $5.0 billion 10-year subordinated note, a $1.5 billion 1-year term loan and a $2.5 billion 2-year revolving line of credit. In the second quarter of 2005, the subordinated note and the term loan were funded. At December 31, 2005, the term loan and a portion of the subordinated note had been repaid, and the revolving line of credit had been canceled. At December 31, 2005, the subordinated note’s outstanding balance was $4.1 billion. The subordinated loan and term loan’s interest rate fluctuated monthly and was a stated percentage above LIBOR.
      Interest on these borrowings totaled $334.8, $236.4 and $206.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      The Company’s subsidiaries in the United Kingdom and Europe can borrow up to $2.1 billion under short-term uncommitted facilities with a GMAC affiliate with interest rates at a stated percentage above GMAC’s commercial paper portfolio cost. At December 31, 2005 and 2004, $1.0 and $1.6 billion, respectively, were outstanding under these facilities.
      The Company’s subsidiaries in Canada can borrow up to $429.2 million under short-term uncollateralized facilities from another GMAC affiliate. At December 31, 2004, $265.4 million was outstanding under this facility. There were no outstandings at December 31, 2005.

Collateralized borrowings in securitization trusts
      Due to the structure of certain mortgage loan securitizations, the Company accounts for them as financing transactions. The debt securities issued by the securitization trusts are classified as collateralized borrowings and the related mortgage loans as mortgage loans held for investment (see Note 7). The principal and interest on these debt securities are paid using the cash flows from the underlying mortgage loans, which serve as collateral for the debt securities. Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received on the underlying mortgages. The interest rates on the debt securities vary by security. The interest rates on the floating rate securities are a stated percentage above LIBOR. At December 31, 2005, the range of interest rates on the fixed rate securities was between 2.17% and 9.20%.
      The Company securitized investment securities through Collateralized Debt Obligations (CDOs) that are treated as secured borrowings. The debt securities issued by the securitization trusts are classified as collateralized borrowings. The principal and interest on these debt securities are paid using the cash flows from the underlying investment securities. At December 31, 2005, trading securities in the amount of $541.6 million were pledged as collateral for these borrowings.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other borrowings
      Secured aggregation facilities — The Company funds certain residential mortgage loans pending sale or securitization to permanent investors and lending receivables through committed secured aggregation facilities. The secured aggregation facilities are primarily funded through commercial paper issued by third parties, secured by the underlying mortgage loans, and paid down as sales and securitizations occur. Certain of these facilities are included in the combined financial statements as discussed more fully in Note 19. At December 31, 2005, the Company pledged mortgage loans held for sale, mortgage loans held for investment and lending receivables in the amount of $5.2 billion, $513.1 million and $3.5 billion, respectively, as collateral for these borrowings. At December 31, 2004, the Company pledged mortgage loans held for sale and mortgage loans held for investment of $3.5 billion and $744.3 million, respectively, as collateral.
      The Company uses a series of wholly-owned special purpose entities to purchase loans and receivables and finance senior participation interests in the form of secured revolving notes. As of December 31, 2005, the Company had pledged mortgage loans held for sale and lending receivables of $1.9 billion and $5.7 billion, respectively, as collateral for these borrowings. At December 31, 2004, the Company had pledged mortgage loans held for sale and lending receivables of $2.0 billion and $4.1 billion, respectively, as collateral for these borrowings.
      The Company uses a secured aggregation facility to finance domestic construction lending receivables. The facility is funded though financing obtained from third-party asset-backed commercial paper conduits. As of December 31, 2005 and 2004, the Company pledged lending receivables in the amount of $1.6 and $1.3 billion, respectively, as collateral for these borrowings.
      Repurchase agreements — The Company enters into repurchase agreements with various counterparties in order to finance certain mortgage loans and securities. Under these repurchase agreements, the counterparties have agreed to resell to the Company either the same or a similar loan or security upon maturity of the agreement. For certain repurchase agreements, the counterparties may re-pledge the collateral. As of December 31, 2005, the Company pledged mortgage loans held for sale, mortgage loans held for investment, trading securities, available for sale securities, real estate and accounts receivable of $4.1, $2.4 and $2.2 billion, and $927.1, $6.3, and $28.0 million, respectively, as collateral for these borrowings. As of December 31, 2004, the Company pledged mortgage loans held for sale, mortgage loans held for investment, trading securities, available for sale securities, real estate and accounts receivable of $2.7, $1.7, $1.7 and $1.1 billion, and $8.4 and $32.9 million, respectively, as collateral for these borrowings. Additionally, the Company pledged the excess cash flows on certain mortgage loans securitized through on-balance sheet securitizations as collateral for repurchase agreements. The excess cash flows pledged generally represent the difference between the cash received on the underlying mortgage loans and the amounts paid to the collateralized debt holders in the securitization. The excess cash flows pledged related to mortgage loans with an underlying principal balance of $34.9 and $34.8 billion at December 31, 2005 and 2004, respectively, and are recorded in mortgage loans held for investment.
      Senior unsecured notes — These notes are public debt. In the fourth quarter of 2005, the Company filed a $12.0 billion shelf registration and subsequently issued $1.3 billion of notes.
      FHLB advances — Amounts outstanding under an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB) as of December 31, 2005 and 2004 were $4.4 and $1.5 billion, respectively. These amounts were collateralized by held to maturity securities of $4.5 and $4.9 million and lending receivables of $169.4 and $48.2 million, mortgage loans held for sale with carrying amounts of $2.6 and $2.0 billion, and mortgage loans held for investment with carrying amounts of $6.3 and $1.2 billion, as of December 31, 2005 and 2004, respectively, and available for sale securities of $2.0 million and other assets

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of $234.2 million as of December 31, 2005. The borrowing capacity is based upon GMAC Bank’s asset base and was $7.1 and $3.3 billion at December 31, 2005 and 2004, respectively.
      Third-party bank credit facilities — In July 2005, the Company obtained $3.5 billion in syndicated bank credit facilities. These credit facilities were comprised of a $1.75 billion term loan due in 2008, an $875.0 million revolving credit facility due in 2006 and an $875.0 million revolving credit facility due in 2008.
      The Company had unsecured lines of credit with four third-party banks permitting the Company to borrow a maximum aggregate of $2.9 billion at December 31, 2004. Generally, loans under the lines of credit had a term of 30 days. The lines were generally renewable at the discretion of the third-party banks. GMAC guaranteed repayment of amounts borrowed from these banks under the credit lines. Interest paid was based on the amount of bank balances maintained by the Company, which may have included escrow and custodial funds from the Company’s loan servicing activities and other banking considerations. These lines of credit were terminated in 2005.
      The Company participates in a master note program with a third-party bank. The Company’s outstanding balances under this program were $50.0 million as of December 31, 2004. Under the program, borrowings are currently unsecured. However, at the request of the financial institution, the Company is required to pledge as collateral mortgage servicing rights valued at 200% of the then current outstanding balance. This program was terminated in 2005.
      Debt collateralized by mortgage loans — Included in debt collateralized by mortgage loans are collateralized lines of credit permitting the Company to borrow up to $2.7 and $1.3 billion as of December 31, 2005 and 2004, respectively. The Company uses these facilities to fund residential mortgage loans. As of December 31, 2005, the Company pledged mortgage loans held for sale in the amount of $2.3 billion as collateral for these borrowings. As of December 31, 2004, the Company pledged mortgage loans held for sale and mortgage loans held for investment in the amounts of $760.3 and $29.8 million, respectively, as collateral for these borrowings.
      Investor custodial funds — Certain investors in loans serviced by the Company permit custodial funds to be used by the Company in its daily operations prior to their remittance to the investors. The amounts of custodial funds that may be utilized in operations are subject to certain limitations. In order to remain eligible to use these custodial funds, the Company must meet certain net worth, operational and other requirements. These arrangements are modified periodically in the normal course of business and are generally terminable at the investor’s discretion.
      Securities purchased under forward contracts — The Company entered into an agreement during 2004 whereby a third-party purchases securities on the Company’s behalf in return for a financing charge. As of December 31, 2004, the Company pledged trading securities and cash in the amount of $226.3 and $1.6 million, respectively, as collateral for the securities purchased under forward contracts.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes
      The significant components of income tax expense were as follows:

Year Ended December 31,	2005	2004	2003

	(In thousands)
Current income tax expense (benefit):
U.S. Federal	$317,897	$(260,802)	$761,550
State and local	48,501	16,147	112,962
Foreign	13,376	4,691	315

	379,774	(239,964)	874,827
Deferred income tax expense (benefit):
U.S. Federal	132,971	745,415	(351,276)
State and local	49,981	105,959	(36,962)
Foreign	43,574	30,730	22,532

	226,526	882,104	(365,706)

Total income tax expense	$606,300	$642,140	$509,121

      The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

December 31,	2005	2004

	(In thousands)
Deferred tax assets:
Allowance for loan losses	$157,827	$131,879
Accruals not currently deductible	74,294	118,278
Basis difference in mortgage loans and securities	232,969	127,342
Loss carryforwards	40,458	13,335
Depreciation	22,680	24,637
Foreign intercompany tax settlements	—	18,789
Available for sale securities	8,984	—
Other	2,863	4,021

Total deferred tax assets	540,075	438,281
Deferred tax liabilities:
Mortgage servicing rights	857,116	515,269
Foreign intercompany tax settlements	35,830	—
Securitization activity	7,710	89,714
Cash flow hedges	62,726	56,391
Available for sale securities	—	4,182
Amortization of intangibles	33,971	23,276
Other	19,449	9,259

Total deferred tax liabilities	1,016,802	698,091

Net deferred tax liability	$(476,727)	$(259,810)

      For the years ended December 31, 2005 and 2004, GM had consolidated Federal net operating losses. After GM utilized all prior year Federal carryback potential, the remaining net operating losses were carried forward. The consolidated Federal net operating losses also created charitable contribution deduction and foreign tax credit carryforwards. Pursuant to the tax sharing agreement between GM and the Company, the Company’s 2005 and 2004 Federal net operating losses, charitable contributions deduction, and foreign tax credits are carried forward subject to utilization in the carryforward period by GM.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, the Company had an intercompany tax receivable from GM of $346.4 million. The receivable is comprised of Federal net operating loss carryforward of $335.6 million, charitable contributions carryforward of $8.8 million, and foreign tax credit carryforward of $2.0 million. A valuation allowance has not been established for the intercompany tax receivable because the Company has determined that it is more likely than not that all Company carryforwards will be utilized by GM.
      At December 31, 2005 and 2004, the Company had foreign net operating loss carryforwards of $179.8 and $91.6 million, respectively. Of the December 31, 2005 loss carryforwards, $56.9 million is expected to expire unutilized because the Company believes the use of these foreign net loss carryforwards is remote and accordingly no deferred tax asset has been recognized. Of the remaining foreign net operating loss carryforwards at December 31, 2005, $93.7 million is from Latin American operations and is available to offset future Latin American taxable income through 2014 and $15.3 million is from operations in Canada and is available to offset future Canadian taxable income through 2012. Additionally, $13.9 million is from operations in Europe and is available to offset future taxable income in Europe indefinitely.
      A valuation allowance has not been established against any of the Company’s remaining deferred tax assets because the Company has determined that it is more likely than not that all such tax assets will be realized.
      At December 31, 2005 and 2004, income tax receivable, primarily from affiliates, of $276.9 and $267.0 million, respectively, is included in other assets.
      At December 31, 2005 and 2004, federal income taxes had not been provided on $573.2 and $345.2 million, respectively, of undistributed earnings of foreign subsidiaries earned after 1997 that have been reinvested for an indefinite period of time. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.
      The following table is a reconciliation of the statutory federal income tax expense and rate to the effective income tax expense and rate:

	2005		2004		2003

Year Ended December 31,	Amount	Percent	Amount	Percent	Amount	Percent

	(In thousands)
Computed income tax expense	$569,424	35.0%	$563,623	35.0%	$478,078	35.0%
State income taxes, net of federal income tax benefits	64,942	4.0	79,368	4.9	49,399	3.6
Impact of foreign operations	(18,565)	(1.1)	(5,294)	(0.3)	(4,623)	(0.3)
Other, net	(9,501)	(0.6)	4,443	0.3	(13,733)	(1.0)

Total income tax expense	$606,300	37.3%	$642,140	39.9%	$509,121	37.3%

16.	Deposit Liabilities
      Deposit liabilities consisted of the following:

December 31,	2005	2004

	(In thousands)
Non-interest bearing deposits	$1,368,345	$1,302,677
NOW and money-market checking accounts	508,830	353,609
Certificates of deposit	2,246,129	8,684

Total	$4,123,304	$1,664,970

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Non-interest bearing deposits primarily represent third-party escrows associated with the Company’s loan servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At December 31, 2005, certificates of deposit included $1.6 billion of brokered certificates of deposit.
      The following table presents the scheduled maturity of brokered deposits at December 31, 2005.

Year Ending December 31,
(In thousands)
2006	$1,328,221
2007	270,579
2008	—
2009	—
2010	2,821
2011 and thereafter	1,998

Total brokered deposits	$1,603,619

17.     Employee Benefit Plans
      The Company is a participant in the Group’s noncontributory defined benefit retirement plan, which covers all eligible employees. The defined benefit retirement plan is fully funded as of December 31, 2005. In addition, the Company participates in the Group’s defined contribution savings plan for domestic employees meeting certain eligibility requirements. Employees may contribute a percentage of base compensation to the plan, not to exceed annual limits. The Company matches employee contributions up to 6% each year, with certain limitations. International employees of the Company who meet certain eligibility requirements are participants in defined contribution savings plans. Funds contributed and earned by the defined contribution savings plans can be withdrawn only under specific conditions.
      Employee benefit plan expense consisted of:

Year Ended December 31,	2005	2004	2003

	(In thousands)
Defined benefit plan	$17,139	$25,512	$20,408
Defined contribution plan	22,398	20,036	17,954

Total	$39,537	$45,548	$38,362

18.     Off-Balance Sheet Securitization Transactions
      The Company sells residential mortgage loans in securitization transactions structured as sales and retains servicing responsibilities and subordinated interests. The Company receives primary and master servicing fees of up to 338 basis points per annum and rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The investors and the securitization trusts have no recourse to the Company’s assets for failure of debtors to pay when due. The value of any retained interests are subject to credit, prepayment and interest rate risks on the transferred financial assets.
      For the years ended December 31, 2005, 2004, and 2003, the Company recognized pretax gains of $512.9, $601.1 and $480.8 million, respectively, on the securitization of residential mortgage loans structured as sales.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Key economic assumptions used in measuring the retained interests at the date of securitizations structured as sales and completed during the years ended December 31, 2005 and 2004 were as follows:

			Prime
	Prime	Nonprime	Second-Lien	Government
	Non-Conforming	Mortgage	Mortgage	Mortgage
Year Ended December 31, 2005	Mortgage Loans	Loans	Loans	Loans

Prepayment speeds	7.0-28.3%	0.0-60.0%	31.6-36.3%	15.0%
Weighted-avg. life (years)	3.1-8.5	1.8-6.6	2.0-3.3	1.1
Expected credit losses	0.0-1.5%	0.1-4.8%	1.9-2.3%	4.9%
Discount rate	8.0-12.5%	11.5-21.4%	12.0-16.5%	6.5%

			Prime
	Prime	Nonprime	Second-Lien	Government
	Non-Conforming	Mortgage	Mortgage	Mortgage
Year Ended December 31, 2004	Mortgage Loans	Loans	Loans	Loans

Prepayment speeds	7.0-33.4%	0.0-51.3%	33.2-44.6%	15.0%
Weighted-avg. life (years)	2.8-6.0	1.1-4.7	1.6-3.2	1.1
Expected credit losses	0.6-2.1%	0.2-10.9%	1.5-2.3%	5.4%
Discount rate	8.0-12.5%	11.5-24.8%	12.0%	6.5%
      The following summarizes certain cash flows received from and paid to securitization trusts for sales of finance receivables and loans that were completed:

			Prime
	Prime	Nonprime	Second-Lien	Government
	Non-Conforming	Mortgage	Mortgage	Mortgage
Year Ended December 31, 2005	Mortgage Loans	Loans	Loans	Loans

	(In millions)
Cash inflows:
Proceeds from new securitizations	$27,548.2	$9,311.6	$5,071.3	$56.1
Servicing fees received	135.2	69.0	40.0	0.8
Other cash flows received on retained interests	142.2	285.2	133.0	22.3
Repayments of servicing advances	336.3	755.7	22.7	0.7
Cash outflows:
Servicing advances	(353.5)	(807.2)	(2.1)	(0.6)
Purchase obligations and options:
Mortgage loans under conditional call option	—	—	—	(8.5)
Representations and warranties obligations	(10.0)	(17.6)	(1.7)	—
Asset performance conditional calls	(19.1)	(50.3)	(29.9)	—
Clean-up calls	(118.2)	(1,889.0)	(195.2)	—

Net cash flow	$27,661.1	$7,657.4	$5,038.1	$70.8

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Prime
	Prime	Nonprime	Second-Lien	Government
	Non-Conforming	Mortgage	Mortgage	Mortgage
Year Ended December 31, 2004	Mortgage Loans	Loans	Loans	Loans

	(In millions)
Cash inflows:
Proceeds from new securitizations	$14,628.5	$9,440.2	$5,235.5	$108.1
Servicing fees received	108.1	68.1	30.3	1.1
Other cash flows received on retained interests	166.6	392.5	140.3	30.1
Repayments of servicing advances	85.7	293.1	567.1	0.7
Cash outflows:
Servicing advances	(92.9)	(324.1)	(617.4)	(0.8)
Purchase obligations and options:
Mortgage loans under conditional call option	—	—	—	(21.6)
Representations and warranties obligations	(2.7)	(37.1)	(25.7)	—
Asset performance conditional calls	(35.9)	(87.7)	(12.0)	(1.1)
Clean-up calls	(3,448.3)	(207.1)	(141.5)	—

Net cash flow	$11,409.1	$9,537.9	$5,176.6	$116.5

			Prime
	Prime	Nonprime	Second-Lien	Government
	Non-Conforming	Mortgage	Mortgage	Mortgage
Year Ended December 31, 2003	Mortgage Loans	Loans	Loans	Loans

	(In millions)
Cash inflows:
Proceeds from new securitizations	$20,558.4	$6,241.6	$2,648.9	$116.6
Servicing fees received	153.2	63.8	31.6	1.2
Other cash flows received on retained interests	218.8	545.0	159.8	31.2
Repayments of servicing advances	149.0	364.7	693.9	0.7
Cash outflows:
Servicing advances	(142.2)	(416.2)	(682.8)	(0.7)
Purchase obligations and options:
Mortgage loans under conditional call option	—	—	—	(33.8)
Representations and warranties obligations	(12.3)	(122.7)	(12.3)	(6.9)
Asset performance conditional calls	(37.2)	(70.1)	(14.7)	—
Clean-up calls	(1,737.7)	—	(181.3)	—

Net cash flow	$19,150.0	$6,606.1	$2,643.1	$108.3

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005 and 2004, key economic assumptions and the sensitivity of the current fair value of retained interests to immediate 10% and 20% adverse changes in those assumptions are as follows:

			Prime
	Prime	Nonprime	Second-Lien	Government
	Non-Conforming	Mortgage	Mortgage	Mortgage
December 31, 2005	Mortgage Loans	Loans	Loans	Loans

	(In millions)
Carrying amount/fair value of retained interest securities	$433.5	$359.3	$247.9	$16.0
Prepayment speeds	7.0-37.5%	0-60.0%	23.8-42.8%	15.0%
Impact on fair value of 10% adverse change	$(19.6)	$(10.6)	$(15.5)	$—
Impact on fair value of 20% adverse change	(37.7)	(15.8)	(28.7)	—
Weighted average life (years)	2.8-6.2	1.8-3.6	1.0-2.1	1.1
Expected credit losses	0-2.0%	0-16.9%	0.7-2.8%	4.9%
Impact on fair value of 10% adverse change	$(4.3)	$(25.4)	$(12.7)	$(0.7)
Impact on fair value of 20% adverse change	(8.7)	(45.5)	(25.3)	(1.4)
Discount rate	8.0-12.8%	10.2- 40.0%	11.5- 13.5%	6.5%
Impact on fair value of 10% adverse change	$(16.5)	$(10.5)	$(6.7)	$(0.1)
Impact on fair value of 20% adverse change	(31.8)	(20.3)	(13.0)	(0.2)
Interest rates on variable and adjustable contracts	Forward benchmark interest rate yield curve plus contractual spread
Impact on fair value of 10% adverse change	$0.3	$(7.3)	$(3.5)	$(0.9)
Impact on fair value of 20% adverse change	0.2	(14.9)	(9.3)	(1.7)

			Prime
	Prime	Nonprime	Second-Lien	Government
	Non-Conforming	Mortgage	Mortgage	Mortgage
December 31, 2004	Mortgage Loans	Loans	Loans	Loans

	(In millions)
Carrying amount/fair value of retained interest securities	$316.6	$681.5	$226.4	$23.0
Prepayment speeds	7.0-55.0%	0-50.0%	31.9-45.7%	15.0%
Impact on fair value of 10% adverse change	$(18.0)	$(7.6)	$(22.1)	$—
Impact on fair value of 20% adverse change	(34.2)	(12.4)	(38.0)	—
Weighted average life (years)	3.3-7.7	1.2-3.0	1.1-2.6	1.1
Expected credit losses	0-4.2%	0.2- 26.1%	0.6-2.8%	5.4%
Impact on fair value of 10% adverse change	$(3.8)	$(37.2)	$(9.6)	$(1.1)
Impact on fair value of 20% adverse change	(7.3)	(66.8)	(19.0)	(2.2)
Discount rate	8.0-12.5%	11.5- 40.0%	11.5- 13.5%	6.5%
Impact on fair value of 10% adverse change	$(13.7)	$(18.0)	$(4.9)	$(0.1)
Impact on fair value of 20% adverse change	(26.3)	(33.9)	(9.5)	(0.2)
Interest rates on variable and adjustable contracts	Forward benchmark interest rate yield curve plus contractual spread
Impact on fair value of 10% adverse change	$(1.2)	$(12.0)	$(0.6)	$(1.3)
Impact on fair value of 20% adverse change	(2.1)	(24.4)	(1.2)	(2.6)
      Changes in fair value based on 10% variations in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. In addition, the effect of a variation in a particular assumption on the fair value of the retained interest has been presented without calculating the effect of changes in assumptions. The Company currently has a hedge program in place to manage the risk of changes in the fair value of its prime first mortgage interest-only securities due to interest rate movements and differences in the indices for various fixed and floating rate loans and floating rate securities. The sensitivities have been presented without taking into account offsetting hedge effects.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, 2004 and 2003, expected net credit losses as a percentage of the original unpaid principal balance of loans securitized are presented in the table below. Expected net credit losses include actual incurred losses plus projected losses over the remaining life of the securitization.

December 31,	2005	2004	2003

Prime non-conforming	0.0- 2.0%	0.0- 4.2%	0.0- 2.0%
Nonprime	0.0-16.9	0.2-26.1	0.2-26.1
Prime second-lien	0.7-2.8	0.6-2.8	0.7-2.9
Government	4.9	5.4	5.1
      The following tables present additional quantitative information about delinquencies and net credit losses for securitized financial assets and other assets managed together with them:

			Year Ended
			December 31,
	At December 31, 2005		2005

	Total Principal	Loans 60 Days or	Net Credit
Type of Mortgage Loan	Amount of Loans	More Past Due	Losses

	(In millions)
Prime conforming	$4,396	$29	$—
Prime non-conforming	67,504	702	43
Nonprime	79,817	7,363	801
Prime second-lien	15,064	177	38
Government	803	411	3

Total managed loans(a)	167,584	$8,682	$885

Less:
Mortgage loans securitized and sold	79,087
Mortgage loans held for sale/securitization	19,538

Mortgage loans held for investment	$68,959

(a)	Total managed loans represent loans retained on the balance sheet or that have been securitized and sold, excluding securitized loans that the Company continues to service but has no other continuing involvement.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Year Ended
			December 31,
	At December 31, 2004		2004

	Total Principal	Loans 60 Days or	Net Credit
Type of Mortgage Loan	Amount of Loans	More Past Due	Losses

	(In millions)
Prime conforming	$3,749	$15	$1
Prime non-conforming	44,935	550	48
Nonprime	68,265	5,642	841
Prime second-lien	11,795	130	50
Government	831	350	3

Total managed loans(a)	129,575	$6,687	$943

Less:
Mortgage loans securitized and sold	57,819
Mortgage loans held for sale/securitization	14,048

Mortgage loans held for investment	$57,708

(a)	Total managed loans represent loans retained on the balance sheet or that have been securitized and sold, excluding securitized loans that the Company continues to service but has no other continuing involvement.

19.	Variable Interest Entities
      The following describes the Company’s variable interest entities that the Company has consolidated or in which it has a significant variable interest.
      Mortgage Warehouse Funding — The Company transfers residential mortgage loans, lending receivables, home equity loans and lines of credit pending permanent sale or securitization through various structured finance arrangements in order to provide funds for the origination and purchase of future mortgage-related products. These structured finance arrangements include transfers to warehouse funding entities including Group-, Company-, and bank-sponsored commercial paper conduits. Transfers of assets from the Company into each facility are accounted for as either sales (off-balance sheet) or secured financings (on-balance sheet) based on the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. However, in either case, creditors of these facilities have no legal recourse to the general credit of the Company. Some of these warehouse funding entities represent variable interest entities under FIN 46R.
      Management has determined that for certain mortgage warehouse funding facilities, the Company is the primary beneficiary and, as such, consolidates the entities in accordance with FIN 46R. The assets of these residential mortgage warehouse entities totaled $7.2 billion at December 31, 2005, the majority of which are included in mortgage loans held for sale in the Company’s consolidated balance sheet. The beneficial interest holders of these variable interest entities do not have legal recourse to the general credit of the Company.
      Warehouse Lending — The Company has a facility in which it transfers mortgage warehouse lending receivables to a Special Purpose Entity (SPE) which then sells a senior participation interest in the receivables to an unconsolidated QSPE. The QSPE funds the purchase of the participation interest from the SPE through financing obtained from third-party asset-backed commercial paper conduits. The SPE funds the purchase of the receivables from the Company with cash obtained from the QSPE, as well as a subordinated loan and/or an equity contribution from the Company. The senior participation interest sold to the QSPE and the commercial paper issued were not included in the assets or liabilities of the Company in 2004. However, the QSPE was terminated and a new SPE was created in 2005. As a result,

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the senior participation interest sold and commercial paper issued were included in the Company’s consolidated balance sheet at December 31, 2005. Once the receivables have been sold, they may not be purchased by the Company except in very limited circumstances, such as a breach in representations or warranties.
      Management has determined that the Company is the primary beneficiary of the SPE, and as such, consolidates the entity in accordance with FIN 46R. The assets of the SPE totaled $3.5 billion at December 31, 2005, which are included in lending receivables, net of unearned income, in the Company’s consolidated balance sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to the general credit of the Company.
      Collateralized Debt Obligations (CDO) — The Company sponsors and manages the collateral of a CDO. Under CDO transactions, a trust is established that purchases a portfolio of securities and issues debt and equity certificates which represent interests in the portfolio of assets. Bonds representing the collateral for the CDO include both those issued by the Company from loan securitizations and those issued by third parties. The Company receives compensation for managing the portfolio and retains an equity investment in the CDO.
      The Company is the primary beneficiary of the CDO, and as such, consolidates the entity in accordance with FIN 46R. The assets in this entity totaled $569.3 million at December 31, 2005, the majority of which are included in investment securities in the Company’s consolidated balance sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to the general credit of the Company.
      Construction and Real Estate Lending — The Company uses a special purpose entity to finance construction lending receivables. The special purpose entity purchases and holds the receivables and funds the majority of the purchases through financing obtained from third-party asset-backed commercial paper conduits.
      The Company is the primary beneficiary, and as such, consolidates the entity in accordance with FIN 46R. The assets in this entity totaled $1.6 and $1.2 billion at December 31, 2005 and 2004, respectively, which were included in lending receivables, net of unearned income, in the Company’s consolidated balance sheet.
      The Company has subordinated real estate lending arrangements with certain entities. These entities are created to develop land and construct residential homes. Management has determined that the Company does not have the majority of the expected losses or returns, and as such, consolidation is not appropriate under FIN 46R. Total assets in these entities were $496.3 million at December 31, 2005 of which $134.2 million represents the Company’s maximum exposure.
      Other Relationships — The Company has investments with several mortgage loan originators. These investments may include common or preferred equity investments, working capital or other subordinated lending, and warrants, in addition to warehouse lending arrangements. The Company is not the primary beneficiary of these entities, and as such, consolidation is not appropriate under FIN 46R. Total assets in these entities were $138.7 million at December 31, 2005, of which $264.9 million represents the Company’s maximum exposure.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20.     Other Comprehensive Income
      The following table presents the components and annual activity in other comprehensive income:

				Accumulated
	Unrealized Gain	Foreign		Other
	(Loss) on	Currency	Unrealized Gain	Comprehensive
	Investment	Translation	(Loss) on Cash	Income
	Securities(a)	Adjustment(b)	Flow Hedges	(Loss)

	(In thousands)
Balance at January 1, 2003	$35,018	$10,774	$—	$45,792
2003 net change	(37,683)	15,652	(23,095)	(45,126)

Balance at December 31, 2003	(2,665)	26,426	(23,095)	666
2004 net change	10,432	21,109	126,799	158,340

Balance at December 31, 2004	7,767	47,535	103,704	159,006
2005 net change	(24,451)	(33,103)	14,254	(43,300)

Balance at December 31, 2005	$(16,684)	$14,432	$117,958	$115,706

(a)	Represents the after-tax difference between the fair value and amortized cost of the available for sale securities portfolio.

(b)	Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar. Net change amounts were net of taxes totaling $0.1, $0.1 and $0.2 million for the years ended December 31, 2005, 2004, and 2003, respectively.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net changes in the following table represent the sum of net unrealized gains or losses on available for sale securities and cash flow hedges with the respective reclassification adjustments. Reclassification adjustments are amounts recognized in net income during the year due to realized gains or losses.

Year Ended December 31,	Pretax	Tax Effect	Net of Tax

	(In thousands)
2005
Available for sale securities:
Net unrealized losses arising during the year	$(25,742)	$9,010	$(16,732)
Reclassification of net gains included in net income	(11,780)	4,061	(7,719)

Net unrealized losses arising during the year, net of reclassification adjustment	$(37,522)	$13,071	$(24,451)

Cash flow hedges:
Net unrealized gains arising during the year	$27,136	$(8,627)	$18,509
Reclassification of net gains included in net income	(6,548)	2,293	(4,255)

Net unrealized gains arising during the year, net of reclassification adjustment	$20,588	$(6,334)	$14,254

2004
Available for sale securities:
Net unrealized gains arising during the year	$9,691	$(3,449)	$6,242
Reclassification of losses included in net income	6,506	(2,316)	4,190

Net unrealized gains arising during the year, net of reclassification adjustment	$16,197	$(5,765)	$10,432

Cash flow hedges:
Net unrealized gains arising during the year	$205,261	$(72,197)	$133,064
Reclassification of net gains included in net income	(9,665)	3,400	(6,265)

Net unrealized gains arising during the year, net of reclassification adjustment	$195,596	$(68,797)	$126,799

2003
Available for sale securities:
Net unrealized gains arising during the year	$10,344	$(3,620)	$6,724
Reclassification of net gains included in net income	(68,314)	23,907	(44,407)

Net unrealized losses arising during the year, net of reclassification adjustment	$(57,970)	$20,287	$(37,683)

Cash flow hedges:
Net unrealized losses arising during the year	$(35,833)	$12,345	$(23,488)
Reclassification of net losses included in net income	332	61	393

Net unrealized losses arising during the year, net of reclassification adjustment	$(35,501)	$12,406	$(23,095)

21.     Fair Value of Financial Instruments
      The fair value of financial instruments is the amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. When possible, the Company uses quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based upon appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. Changes to these estimation methodologies could significantly affect fair value, and accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates below are only

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
indicative of individual financial instrument fair values and should not be considered an indication of the fair value of the Company taken as a whole.
      The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	2005		2004

	Carrying	Estimated	Carrying	Estimated
December 31,	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Assets
Cash and cash equivalents	$2,266,753	$2,266,753	$899,083	$899,083
Mortgage loans held for sale	19,521,566	19,589,428	14,032,781	14,273,983
Trading securities	3,896,008	3,896,008	2,714,700	2,714,700
Available for sale securities	1,068,937	1,068,937	1,244,658	1,244,658
Mortgage loans held for investment, net	67,892,660	69,061,822	56,835,356	57,625,916
Lending receivables, net	13,401,047	13,398,363	9,357,397	9,358,445
Derivatives — asset position	681,411	681,411	593,976	593,976
Other assets	298,021	299,005	44,398	44,356
Liabilities
Affiliate borrowings	$5,177,462	$5,177,462	$10,006,242	$10,006,242
Collateralized borrowings in securitization trusts	56,097,801	56,318,710	50,708,476	50,732,853
Other borrowings	42,300,507	42,283,758	23,703,650	23,704,528
Deposit liabilities	4,123,304	4,048,344	1,664,970	1,573,001
Derivatives — liability position	252,275	252,275	278,991	278,991
Other liabilities	—	—	37,793	37,793
      Financial instruments not recognized on the balance sheet:

	2005		2004

		Estimated		Estimated
December 31,	Notional	Fair Value	Notional	Fair Value

	(In thousands)
Unfunded commitments to extend credit:
Home equity lines of credit	$4,060,452	$—	$4,428,984	$—
Warehouse lending receivables	8,917,946	—	7,787,227	—
Construction lending receivables	1,568,951	—	1,942,382	—
Commercial business lending receivables	730,182	—	646,214	—
Healthcare lending receivables	194,372	—	274,269	—
Residential construction loans	308,792	—	201,948	—
Commitments to provide capital to equity method investees	213,141	—	323,394	—
Commitments to originate mortgage loans held for investment	94,895	298	210,062	(980)
Standby letters of credit	48,074	(220)	69,070	(245)
Set-aside letters	53,523	(109)	84,876	(236)
      The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate such value:
      Cash and cash equivalents, lending receivables and other assets — The estimated fair value for these financial instruments approximates carrying value due to the relative short-term period of time between origination of the instrument and its expected realization and/or due to the short-term floating interest rates on such investments.
      Mortgage loans held for sale — The estimated fair value of these financial instruments is based upon actual prices received on recent sales of mortgage loans and securities to investors and projected prices

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
obtained through investor indications. These indications consider interest rates, mortgage loan type and credit quality.
      Trading and available for sale securities — Fair values are based on quoted market prices if available. If market prices are not available, fair value is estimated using valuations from external parties. Absent third-party valuations, fair value is estimated based on valuation models which calculate expected future cash flows. Valuation models incorporate management’s best estimate of assumptions including, but not limited to, prepayment speeds, prepayment penalty income, credit losses, discount rates commensurate with the risks involved and, if applicable, interest rates on variable contracts.
      Mortgage loans held for investment — The estimated fair value of these financial instruments is based on discounted cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality; the net realizable value of collateral and/or estimated sales price is based on quoted market prices where available or actual prices received on comparable sales of mortgage loans to investors, adjusted for management estimates to reflect the unique characteristics of the underlying loans.
      Derivative financial instruments — The estimated fair value of derivative financial instruments generally reflect the estimated amounts the Company would receive or pay to terminate the contracts. Dealer quotes are generally available for the Company’s derivative financial instruments.
      Affiliate borrowings — The estimated fair value of these financial instruments is based on discounted cash flow analysis using current interest rates for borrowings of similar remaining maturities.
      Collateralized borrowings — The estimated fair value of these financial instruments is based on quoted market prices.
      Other borrowings — The estimated fair value of these financial instruments approximates carrying amounts due to the short-term floating interest rates on the borrowings.
      Deposit liabilities — The estimated fair value of deposits with no stated maturity is equal to their carrying amount. The fair value of fixed-maturity deposits was estimated by discounting cash flows using currently offered rates for deposits of similar maturities.
      Other liabilities — The estimated fair value of these financial instruments approximates carrying value due to the short-term period between establishment and payment.
      Unfunded commitments to extend credit and commitments to provide capital to equity method investees — No value is assigned to these financial instruments as they primarily represent commitments to lend at market rates tied to short-term indices.
      Commitments to originate mortgage loans held for investment — The estimated fair value for these commitments is the difference in fair value of the underlying mortgage loan on the first day of the commitment compared to the fair value of the underlying mortgage loan the day the commitment funds into a loan. The determination of the fair value of the underlying mortgage loan is described above.
      Standby letters of credit and set-aside letters — The fair value of these financial instruments is based on fees collected net of fees paid.
22.     Derivative Instruments
      The Company’s risk management objectives are to minimize market risk and cash flow volatility associated with interest rate, prepayment, and basis risks related to certain assets and liabilities. Derivative financial instruments are used as part of the Company’s risk management policy to manage risk related to specific groups of assets and liabilities, including trading securities, mortgage loans held for sale, mortgage loans held for investment, mortgage servicing rights and collateralized borrowings in securitization trusts. The Company also utilizes foreign currency swaps and forward contracts to hedge foreign currency denominated assets and liabilities. In addition, the Company holds derivative instruments such as

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
commitments to purchase or originate mortgage loans that it has entered into in the normal course of business. The following summarizes the Company’s derivative activity:

Fair Value Hedges
      The Company uses derivatives designated as fair value hedges to manage the risk of changes in fair value of mortgage servicing rights and mortgage loans held for sale.
      Mortgage servicing rights — The Company’s primary risk associated with holding mortgage servicing rights is the risk of impairment loss due to a change in fair value caused by changes in interest rates. Pursuant to the Company’s risk management program, MSRs are hedged to mitigate the effect of changes in MSR fair value resulting from changes in interest rates using fair value hedges. In order to manage this risk, the Company has entered into a combination of derivative contracts that are designated as hedges of the servicing rights associated with groups of similar mortgage loans. These derivatives include interest rate caps and floors, futures options, futures, mortgage-backed security options, interest rate swaps and swaptions. The maturities of these instruments range between six months and twenty years. The Company has entered into written options on treasury futures for notional amounts lower than purchased options on futures. The purchased option coverage is at a strike price less than or equal to the corresponding written option coverage, thereby mitigating the Company’s loss exposure. The Company is required to deposit cash in margin accounts maintained by counterparties for unrealized losses on futures contracts. Deposits in margin accounts were $2.0 and $4.1 million at December 31, 2005 and 2004, respectively, and are included within accounts receivable in the consolidated balance sheet.
      The Company assesses whether its hedge relationships are highly effective using historical hedge period data. Effectiveness is measured employing a statistical based approach that must meet thresholds for R-squared, Slope and F-statistic. Hedge ineffectiveness is measured as the difference between the changes in value of the hedged assets and the changes in value of the designated derivatives and is recognized in earnings in the current period. If the changes in the fair value of the hedged MSRs are highly correlated to changes in the fair value of the derivative financial instruments, the carrying value of hedged MSRs and the related derivative financial instruments are adjusted for the change in fair value and the resultant gain or loss is recognized in earnings. MSRs that do not meet the criteria for hedge accounting treatment are carried at the lower of cost or fair value.
      The derivative contracts contain an element of credit risk in the event that the counterparties may be unable to meet the terms of such agreements. The Company minimizes its risk exposure by limiting the counterparties to major banks, investment bankers and private investors that meet established credit and capital guidelines. In the event the counterparties are unable to fulfill their obligations, the Company would not incur any material loss by replacing the position at market rates in effect on December 31, 2005 and 2004. The Company does not expect any counterparty to default on their obligations. In order to further mitigate the risk of counterparty default, the Company has entered into several collateral agreements with counterparties for its mortgage servicing rights derivatives. The agreements require both parties to maintain cash on deposit in the event the fair values of the derivatives meet established thresholds. Deposits in these collateral accounts consisted of $213.0 and $265.6 million at December 31, 2005 and 2004, respectively, in cash received by the Company from counterparties, which was included within other liabilities on the accompanying consolidated balance sheet.
      Mortgage loans held for sale and commitments to purchase/originate mortgages — The Company uses derivative financial instruments to manage its exposure to risk associated with certain of its mortgage loans held for sale and commitments to purchase/originate mortgages. The Company designates a hedging relationship between most first mortgage loans held for sale and various derivative contracts for loans held by GMAC Residential. The Company assesses whether its hedge is highly effective if it meets thresholds for R-squared, Slope and F-statistic. Hedge ineffectiveness is measured as the difference between the

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
change in the value of the hedge assets and the change in the value of the designated derivatives and is recognized in earnings in the current period.
      Prior to mortgage funding, the Company often enters into an interest rate lock commitment with borrowers whereby the Company commits to a particular interest rate, provided the borrower elects to close the loan. After the loans are funded, the Company’s prime conforming and government mortgage loans held for sale are sold into the secondary market to various investors, primarily as mortgage-backed securities sponsored by Fannie Mae, Freddie Mac and Ginnie Mae. Mortgage loans that are not eligible for agency sponsored securitization (non-conforming and nonprime) are sold through public or private securitization transactions or in whole loan sales. During the time between the loan’s funding or interest rate lock commitment and its sale to the secondary market, the Company is exposed to certain risks. The primary risk associated with its locked pipeline (loans with interest rate lock commitments not yet closed) and warehouse (closed loans) is a decrease in the fair value of the loans due to an unfavorable fluctuation in interest rates. The Company’s primary strategy to protect against this risk is selling loans or mortgage-backed securities forward to investors using mandatory and optional forward commitments.
      Interest rate lock commitments are specifically prohibited from being designated as a hedged asset in a fair value hedging relationship. However, certain loan commitments to purchase or originate mortgages have been defined as derivatives and are therefore recorded on the balance sheet as assets or liabilities, and measured at fair value. Subsequent changes in fair value from the time of the rate lock are recognized as assets or liabilities, with a corresponding adjustment to current period earnings. The determination of the change in fair value does not include an estimate of the future mortgage servicing right that will arise when the loan is sold. Commitments to originate or purchase mortgage loans held for sale accounted for as derivatives had an unrealized gain position of $36.9 and $8.3 million recorded in other assets and an unrealized loss position of $0.7 and $22.7 million recorded in other liabilities at December 31, 2005 and 2004, respectively.
      As of December 31, 2005 and 2004, the Company had forward delivery commitments to sell mortgages and/or mortgage-backed securities into mandatory delivery contracts with investment bankers, private mortgage investors and agency mortgage-backed securities, as well as options and futures contracts outstanding on U.S. Treasury instruments and Eurodollar futures. The Company is required to deposit cash in margin accounts maintained by counterparties for unrealized losses on futures contracts. Deposits in margin accounts were $10.5 and $10.1 million at December 31, 2005 and 2004, respectively, and are included in accounts receivable.
      Senior unsecured notes — The Company utilizes interest rate swaps to convert U.S. dollar denominated fixed-rate notes to a variable rate. The terms of the swaps match the terms of the related notes.

Cash Flow Hedges
      The Company hedges cash flows primarily related to debt treated as secured borrowings issued as part of its securitizations. Cash flows are hedged on existing variable rate debt as well as forecasted fixed rate debt.
      The primary risk associated with variable rate debt is changes in market rates, which may cause variability in future interest payments. The Company uses interest rate swaps to hedge the variability in expected future cash flows attributable to the variable rate debt. Effectiveness is measured using appropriate methods under GAAP. The effective portion of the gain or loss on the change in the fair value is reported in other comprehensive income (OCI), a component of stockholder’s equity, and the ineffective portion recognized in current period earnings.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The primary risk associated with fixed rate debt is changes in market rates prior to the issuance of the fixed rate debt causing variability in future cash flows related to the debt issuance. The Company’s primary strategy to hedge against this risk is to sell U.S. Treasury and/or mortgage-backed securities forward. The hedging relationship ceases when the debt is issued. While the hedging relationship exists, effectiveness is measured with the effective portion of the gain or loss on the change in the fair value of the hedging instrument reported in OCI and the ineffective portion is recognized in current period earnings. As the hedged item impacts earnings, the effective portion is reclassified into earnings.

Derivatives Not Designated as Accounting Hedges
      The Company utilizes certain derivative financial instruments to manage interest rate, price and foreign exchange risks that do not qualify or are not designated as accounting hedges. These derivatives are used to manage risk associated with trading securities, mortgage loans held for sale, and mortgage loans held for investment. Because these derivatives are not designated as accounting hedges, changes in the fair value of these derivatives are recognized in earnings each period.
      The Company enters into loan purchase agreements with certain third parties. These agreements require the Company to remit to third parties certain cash flows from these loans. These agreements meet the definition of a derivative and are carried at fair value. At December 31, 2005 and 2004, the Company recorded a liability of $70.4 and $44.2 million, respectively, for these obligations, which are included in other liabilities.
      The Company has elected not to treat currency swaps used to convert foreign currency denominated assets and liabilities into the functional currency at a floating rate as hedges for accounting purposes. The Company has elected this treatment because the changes in the fair values of the currency swaps are substantially offset by the foreign currency revaluation gains and losses of the underlying debt.

Income Statement Presentation
      The following table summarizes the pretax earnings impact of the changes in hedge ineffectiveness for each type of accounting hedge classification segregated by the asset or liability hedged:

Year Ended December 31,	2005	2004	2003	Income Statement Classification

	(In thousands)
Fair value hedge ineffectiveness gain (loss):
Mortgage servicing rights	$56,791	$69,888	$347,835	Servicing asset valuation and hedge gain
Mortgage loans held for sale	(22,680)	(9,500)	(1,674)	Gain on sale of mortgage loans
Senior unsecured notes	(1,553)	—	—	Interest expense
Cash flow hedge ineffectiveness gain (loss):
Debt and future debt issuance	5,773	(3,535)	(1,212)	Interest expense

Total	$38,331	$56,853	$344,949

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the component of the derivative instruments’ gain (loss) excluded from the assessment of hedge effectiveness and the reclassification from other comprehensive income to earnings expected to occur in the next 12 months:

Year Ended December 31,	2005	2004	2003

	(In thousands)
Net gain on fair value hedges excluded from assessment of effectiveness (time component)	$59,233	$180,414	$174,948
Expected reclassifications from other comprehensive income to earnings in the next 12 months	10,716	101,473	(32,171)
23.     Guarantees, Commitments, and Contingencies

Guarantees
      Guarantees are defined as contracts or indemnification agreements that contingently require the Company to make payments to third parties based on changes in an underlying agreement that is related to a guaranteed party. The following summarizes the Company’s outstanding guarantees made to third parties.

	2005		2004

		Carrying		Carrying
	Maximum	Value	Maximum	Value
December 31,	Liability	of Liability	Liability	of Liability

	(In thousands)
Standby letters of credit	$48,074	$220	$69,070	$245
Securitization and sales:
HLTV and international securitizations	204,637	574	450,055	11,208
Mortgage-related securities	—	—	30,896	29,210
Agency loan program	6,196,091	—	4,711,372	—
Servicing advances	*	3,421	—	—
Set-aside letters	53,523	109	84,876	236
Repurchase guarantees	256,335	96	—	—
Credit enhancement guarantees	24,894	335	7,868	250
Performance guarantees	4,264	—	—	—
Other	47,654	—	42,586	—

*	The maximum obligation for servicing advances cannot be determined. At any point in time, the maximum obligation would be the difference between the amount advanced to the owners of the mortgage loans and the amount received from mortgagees.
      Standby letters of credit — The Company issues financial standby letters of credit as part of its warehouse and construction lending activities. Expiration dates on the letters of credit range from 2006 to ongoing commitments and are generally collateralized by assets of the client.
      HLTV and international securitizations — The Company has entered into agreements to provide credit loss protection for certain HLTV and international securitization transactions. The maximum potential obligation for certain agreements is equal to the lesser of a specified percentage of the original loan pool balance or a specified percentage of the current loan pool balance. The Company is required to perform on its guaranty obligation when losses exceed cash available each period. The Company has pledged mortgage loans held for sale of $53.4 and $96.9 million and cash of $43.1 and $58.1 million as collateral for this obligation as of December 31, 2005 and 2004, respectively.
      For certain other HLTV securitizations, the maximum potential obligation is equivalent to the pledged collateral amount. The Company pledged mortgage loans held for sale totaling $70.4 and

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$133.3 million as of December 31, 2005, and 2004, respectively. The event, which will require the Company to perform on its guaranty obligation, occurs when the security credit enhancements are exhausted and losses are passed through to over-the-counter dealers. The guarantees terminate the first calendar month during which the security aggregate note amount is reduced to zero.
      Mortgage-related securities — The Company had contingent obligations related to prepayment risk on sales of certain mortgage-related securities. The obligations required payment of remaining principal upon maturity of senior classes of issued securities and were capped at $31 million with this cap decreasing as the underlying securities paid down. This obligation matured and was paid in January of 2005.
      Agency loan program — The Company delivers loans to certain agencies under programs that allow streamlined loan processing and limited documentation requirements. In the event any loans delivered under these programs reach a specified delinquency status, the Company may be required to provide certain required documentation, or in some cases, repurchase the loan or indemnify the investor for any losses sustained. Each program includes termination features whereby once the loan has performed satisfactorily for a specified period of time, the Company is no longer obligated under the program. The maximum liability amount represents the principal balance for loans sold under these programs at that point in time.
      Third-party debt guarantees — Under certain arrangements, the Company guarantees the repayment of third-party debt obligations in the case of default. Some of these guarantees are collateralized by letters of credit.
      Set-aside letters — In the event of default or cessation of work by a developer who has borrowed funds, the Company may be required to release set-aside funds to the Surety/General Contractor for the purpose of funding the completion of the project.
      Repurchase guarantees — The Company has issued repurchase guarantees to buyers of certain mortgage loans whereby in the event that a closing condition or document deficiency is identified by an investor after the closing, the Company may be required to indemnify the investor in the event that the loan becomes delinquent.
      Credit enhancement guarantees — The Company has sold certain mortgage loans to investors which contain a guarantee for the payment of the third-party debt.
      Performance guarantees — The Company issues performance guarantees to certain real estate projects’ beneficiaries. In the event that a beneficiary incurs costs to complete a project or had a letter of credit issued by the beneficiary that was drawn upon, the Company is required to reimburse the beneficiary.
      Other — In connection with two International Swap Dealers Association agreements, the Company guarantees the payment of all amounts payable to the counterparties in each swap transaction. The agreement is in effect until canceled by the Company. The estimated maximum potential obligation under these guarantees totaled $23.0 and $15.0 million at December 31, 2005 and 2004, respectively. Also in connection with its hedging activities, the Company has entered into collateral agreements with counterparties to its mortgage servicing rights derivatives. As further discussed in Note 22, the agreements require both parties to maintain cash on deposit in the event the fair values of the derivatives exceed established thresholds.
      In connection with certain acquisitions, the Company has guaranteed, under certain conditions, payments with a total estimated maximum of $24.7 and $27.6 million as of December 31, 2005 and 2004, respectively. There was no liability recorded in connection with these guarantees as of December, 31, 2005 and 2004. The guaranty for the most significant acquisition expires in 2007.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commitments and Contingencies
      At December 31, 2005, the Company was obligated under non-cancelable operating leases for office space and equipment. Future minimum rental payments, including escalation clauses, under leases with terms of one year or more at December 31, 2005, were as follows:

Year Ending December 31,

(In thousands)
2006	$86,132
2007	74,892
2008	51,946
2009	29,813
2010	19,911
2011 and thereafter	49,404

$312,098

      Rental expense recorded by the Company for the years ended December 31, 2005, 2004, and 2003 was $95.8, $92.8 and $90.3 million, respectively.
      The Company is subject to potential liability under laws and government regulation and various claims and legal actions that are pending or may be asserted against it. Some of the pending actions purport to be class actions. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, advice of counsel, available insurance coverage and established liabilities, it is the opinion of management that the eventual outcome of the actions will not have a material adverse effect on the Company’s consolidated balance sheet, results of operations or cash flows.
24.     Related Party Transactions
      The Company invested in GMAC Demand Notes resulting in interest income of $0.0, $0.1 and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      The Company paid GMAC guarantor fees of $0.0, $0.2 and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, for transactions where GMAC acted as a guarantor for certain of the Company’s obligations. In addition, the Company incurred interest expense of $330.2 and $81.4 million for the year ended December 31, 2005, $235.0 and $75.3 million for the year ended December 31, 2004, and $205.6 and $45.8 million for the year ended December 31, 2003, related to borrowings from GMAC and other GM affiliated entities, respectively.
      The Company pays GMAC fees to guarantee the notes payable and other borrowings of its international subsidiaries. The Company paid GMAC fees of $1.5, $1.3 and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company has agreed to reimburse GMAC for any losses related to these guarantees.
      The Company has entered into an agreement with GM to provide certain services through the Company’s call center operations. In exchange for these services, the Company received $3.1, $9.5 and $18.7 million from GM during the years ended December 31, 2005, 2004 and 2003, respectively.
      During 2004, the Company entered into a participation agreement with GMAC, which includes provisions that require GMAC to purchase commercial real estate lending receivables from the Company at the Company’s request, upon loan default or occurrence of other specified events.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company provides working capital funding and construction lending financing for a subsidiary of an equity method investee. The subsidiary of the investee had outstanding working capital balances of $25.6 and $32.0 million at December 31, 2005 and 2004, respectively. The Company recognized interest income of $3.4, $3.9 and $4.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, on these balances. The subsidiary of the investee had outstanding construction lending balances of $156.2 and $115.8 million at December 31, 2005 and 2004, respectively. The Company recognized interest income on these receivables of $8.4, $6.2 and $6.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      The Company provides working capital and warehouse funding to other equity method investees. The investees had outstanding working capital balances of $0.0 and $17.1 million at December 31, 2005 and 2004, respectively. The Company recognized interest income of $0.0, $0.2 and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively, on these balances. Outstanding warehouse lending balances for the investees were $158.3 and $159.3 million as of December 31, 2005 and 2004, respectively. The Company recognized interest income on these receivables of $8.7, $5.0 and $4.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company purchased $320.2 and $826.4 million of loans at market prices from the investee during 2005 and 2004, respectively.
      The Company had short-term receivables from unconsolidated affiliates of $18.8 and $13.8 million included within accounts receivable at December 31, 2005 and 2004, respectively.
      The Company provides global relocation services to GMAC for certain relocations of their employees. The Company received $5.8 and $6.5 million for such services in 2005 and 2004, respectively. In addition, GM and GMAC paid mortgage-related fees for certain of their employees of $5.9 and $7.0 million for 2005 and 2004, respectively.
      GMAC has provided the Company with certain services for which a management fee was paid. The Company paid GMAC management fees of $8.7 and $5.4 million for 2005 and 2004, respectively.
      The Company paid fees to GMAC for access to a revolving line of credit. The Company paid fees of $2.9 million in 2005. This line of credit was terminated in December 2005.
25.     Mortgage Loans Serviced
      The Company’s primary servicing portfolio consists of loans owned by the Company, loans sold to third-party investors where the Company has retained the servicing rights and loans that have never been and currently are not owned by the Company. Additionally, the Company master services mortgage-backed securities and whole loan packages issued for investors. At December 31, 2005, the Company’s mortgage loan primary servicing portfolio consists of the following:

				Weighted-	Weighted-
		Unpaid	Weighted-	Average	Average
	Number	Principal	Average	Remaining	Service
	of Loans	Balance	Coupon	Maturity Months	Fees

	(Dollars in thousands)
Prime conforming	1,393,379	$186,404,390	5.82%	293	0.43%
Prime non-conforming	325,453	89,252,680	5.76	313	0.25
Nonprime	562,903	67,776,541	7.88	306	0.36
Prime second-lien	501,634	17,108,065	8.22	201	0.33
Government	181,679	18,098,329	5.85	321	0.49

Total	2,965,048	$378,640,005

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company performs, or pays third parties to perform, primary servicing on loans in all fifty states, Europe and Canada. At December 31, 2005, the five largest concentrations for the Company’s servicing portfolio are as follows:

California	19.8%
Florida	6.0
Michigan	4.6
United Kingdom	4.3
Texas	4.3
All other	61.0

Total	100.0%

      As of December 31, 2005, the Company was acting as sub-servicer for 272,427 loans with an unpaid principal balance of $39.1 billion. These loans are excluded from the primary servicing portfolio above.
      At December 31, 2005 and 2004, the Company has fiduciary responsibility for mortgage escrow and custodial funds totaling approximately $7.7 and $6.1 billion, respectively. The amount of funds segregated in custodial bank accounts, which are not included in the assets and liabilities of the Company, were $6.3 and $4.8 billion at December 31, 2005 and 2004, respectively. The remaining funds are deposited at GMAC Bank and are included in deposit liabilities in the consolidated balance sheet.
      In connection with its servicing activities, the Company makes certain payments of property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from specific mortgagors or primary servicers. These advances are included in accounts receivable in the consolidated balance sheet and totaled $900.4 and $604.2 million at December 31, 2005 and 2004, respectively. Servicing advances receive priority cash flows, including contractual interest, in the event of foreclosure or liquidation, thus making their collection reasonably assured. The Company maintains an allowance for uncollected servicing advances which totaled $4.7 and $1.9 million at December 31, 2005 and 2004, respectively.
26.     Segment Information
      Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The operating segments are managed separately as each operating segment represents a strategic business unit that offers different products and/or serves different markets.
      The Company has four reportable operating business segments: GMAC Residential, Residential Capital Group, Business Capital Group and International Business Group. Other includes the Company’s real estate brokerage and relocation business, Mexican distressed asset business, GMAC-RFC Holding Corp.’s holding company activities and certain adjustments to conform management reporting to the consolidated results. The accounting policies of the operating segments are the same as those described in Note 2 except that the disaggregated financial results have been prepared using a management approach, which is substantially consistent with the basis and manner in which management internally disaggregates

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial information for the purposes of assisting the operating decision-making process. Intersegment sales and transfers are not significant. Financial results for the Company’s segments are as follows:

		Residential	Business	International
	GMAC	Capital	Capital	Business	Corporate and
Year Ended December 31,	Residential	Group	Group	Group	Other	Eliminations	Consolidated

	(In thousands)
2005
Net interest income (expense)	$289,838	$1,336,230	$147,894	$152,156	$(1,123)	$—	$1,924,995
Provision for loan losses	(3,034)	(621,272)	(25,847)	(1,678)	35	—	(651,796)
Other income	1,199,537	741,321	280,552	232,068	509,697	(1,114)	2,962,061

Total net revenue	1,486,341	1,456,279	402,599	382,546	508,609	(1,114)	4,235,260
Operating expenses	954,314	822,629	81,213	253,298	496,880	—	2,608,334

Income before income tax expense	532,027	633,650	321,386	129,248	11,729	(1,114)	1,626,926
Income tax expense (benefit)	224,599	238,099	120,809	39,159	(15,938)	(428)	606,300

Net income	$307,428	$395,551	$200,577	$90,089	$27,667	$(686)	$1,020,626

Total assets	$23,058,446	$77,225,029	$5,545,713	$10,694,661	$19,308,813	$(16,947,570)	$118,885,092

		Residential	Business	International
	GMAC	Capital	Capital	Business	Corporate and
Year Ended December 31,	Residential	Group	Group	Group	Other	Eliminations	Consolidated

	(In thousands)
2004
Net interest income (expense)	$327,610	$2,050,190	$124,175	$105,474	$(21,550)	$—	$2,585,899
Provision for loan losses	2,763	(819,971)	(20,984)	(4,494)	(213)	—	(842,899)
Other income	942,554	406,140	208,799	176,861	489,372	—	2,223,726

Total net revenue	1,272,927	1,636,359	311,990	277,841	467,609	—	3,966,726
Operating expenses	767,416	844,678	71,789	200,448	472,043	—	2,356,374

Income before income tax expense	505,511	791,681	240,201	77,393	(4,434)	—	1,610,352
Income tax expense (benefit)	224,950	302,796	91,877	26,075	(3,558)	—	642,140

Net income (loss)	$280,561	$488,885	$148,324	$51,318	$(876)	$—	$968,212

Total assets	$15,325,139	$66,856,173	$4,429,835	$8,133,785	$(393,634)	$(1,834)	$94,349,464

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Residential	Business	International
	GMAC	Capital	Capital	Business	Corporate
Year Ended December 31,	Residential	Group	Group	Group	and Other	Eliminations	Consolidated

	(In thousands)
2003
Net interest income (expense)	$385,700	$1,581,557	$81,148	$52,292	$(20,754)	$—	$2,079,943
Provision for loan losses	(7,960)	(380,345)	(62,563)	(2,198)	(436)	—	(453,502)
Other income	1,079,226	329,515	136,048	126,250	429,029	—	2,100,068

Total net revenue	1,456,966	1,530,727	154,633	176,344	407,839	—	3,726,509
Operating expenses	891,620	786,935	54,664	138,628	488,726	—	2,360,573

Income before income tax expense	565,346	743,792	99,969	37,716	(80,887)	—	1,365,936
Income tax expense (benefit)	204,865	284,533	38,238	13,677	(32,192)	—	509,121

Net income (loss)	$360,481	$459,259	$61,731	$24,039	$(48,695)	$—	$856,815

Total assets	$13,879,801	$55,207,175	$3,045,471	$6,033,436	$394,803	$(1,096)	$78,559,590

      Information concerning principal geographic areas is presented in the following table. Revenue consists of total net revenue and long-lived assets consist of net operating lease assets, goodwill, intangible assets and property and equipment. These items are attributed to geographic areas based on the location of the assets.

		Long-Lived
Year Ended December 31,	Revenue	Assets

	(In thousands)
2005
Europe	$321,555	$90,556
Canada	35,272	18,901
Mexico	99,756	773
Asia Pacific	1,207	100

Total foreign	457,790	110,330
Total domestic	3,777,470	560,181

Total	$4,235,260	$670,511

2004
Europe	$235,843	$101,654
Canada	25,665	16,648
Mexico	51,029	901
Asia Pacific	931	133

Total foreign	313,468	119,336
Total domestic	3,653,258	541,104

Total	$3,966,726	$660,440

2003
Europe	$162,897	$83,916
Canada	6,074	15,815
Mexico	48,215	1,175
Asia Pacific	506	152

Total foreign	217,692	101,058
Total domestic	3,508,817	523,752

Total	$3,726,509	$624,810

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.	Regulatory Matters
      Certain subsidiaries of the Company associated with the Company’s mortgage and real estate operations are required to meet certain regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal and state agencies that could have a material effect on the Company’s results of operations and financial condition. These entities were in compliance with these requirements as of December 31, 2005.
      As a federally chartered savings bank regulated by the Office of Thrift Supervision, GMAC Bank has complied with the following regulatory capital guidelines:

			Actual at
			December 31
	Minimum	Minimum to be
	Required	Well-Capitalized	2005	2004

Tier 1 leverage	4%	5%	7.3%	11.9%
Tier 1 risk-based capital	4	6	11.5	17.3
Total risk-based capital	8	10	11.6	17.5

28.	Supplemental Financial Information
      The following supplemental financial information presents the condensed consolidating balance sheet, statement of income and statement of cash flows for the Company, the guarantor and non-guarantor subsidiaries. The senior unsecured notes issued by the Company are unconditionally and jointly and severally guaranteed by certain domestic subsidiaries.
      As a holding company, the Company is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet potential future obligations. The Company and any guarantor subsidiary are able to control receipt of dividends and other payments from that respective subsidiaries subject to the satisfaction of covenants and conditions contained in any existing and future financing documents. Certain statutory restrictions or regulatory constraints may also restrict the payment of amounts to the Company or any guarantor subsidiary.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Cash and cash equivalents	$1,626,814	$158,167	$556,252	$(74,480)	$2,266,753
Mortgage loans held for sale	—	5,681,618	13,839,159	789	19,521,566
Trading securities	—	2,538,042	1,357,966	—	3,896,008
Available for sale securities	—	1,733,792	135,434	(800,289)	1,068,937
Mortgage loans held for investment, net	—	3,368,743	64,609,179	(85,262)	67,892,660
Lending receivables, net	—	1,708,764	11,691,200	1,083	13,401,047
Mortgage servicing rights, net	—	4,010,165	4,850	—	4,015,015
Accounts receivable	6,661	984,269	1,179,505	(219,225)	1,951,210
Investments in real estate and other	—	261,287	1,594,011	—	1,855,298
Goodwill	—	218,803	240,965	—	459,768
Other assets	95,129	5,856,223	1,652,992	(5,047,514)	2,556,830
Investment in and loans to subsidiaries	16,885,741	3,635,143	—	(20,520,884)	—

Total assets	$18,614,345	$30,155,016	$96,861,513	$(26,745,782)	$118,885,092

LIABILITIES
Borrowings:
Affiliate borrowings	$4,130,000	$10,427,971	$1,047,462	$(10,427,971)	$5,177,462
Collateralized borrowings in securitization trusts	—	—	56,097,801	—	56,097,801
Other borrowings	6,900,519	10,142,507	26,275,899	(1,018,418)	42,300,507

Total borrowings	11,030,519	20,570,478	83,421,162	(11,446,389)	103,575,770
Deposit liabilities	—	—	4,212,784	(89,480)	4,123,304
Other liabilities	119,856	3,126,768	5,597,193	(5,121,769)	3,722,048

Total liabilities	11,150,375	23,697,246	93,231,139	(16,657,638)	111,421,122

STOCKHOLDER’S EQUITY
Common stock and paid-in capital	3,367,677	2,367,676	1,333,427	(3,701,103)	3,367,677
Retained earnings	3,980,587	3,974,388	2,165,466	(6,139,854)	3,980,587
Accumulated other comprehensive income	115,706	115,706	131,481	(247,187)	115,706

Total stockholder’s equity	7,463,970	6,457,770	3,630,374	(10,088,144)	7,463,970

Total liabilities and stockholder’s equity	$18,614,345	$30,155,016	$96,861,513	$(26,745,782)	$118,885,092

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Cash and cash equivalents	$—	$648,511	$293,712	$(43,140)	$899,083
Mortgage loans held for sale	—	3,143,434	10,889,347	—	14,032,781
Trading securities	—	1,043,475	1,682,676	(11,451)	2,714,700
Available for sale securities	—	1,931,851	113,096	(800,289)	1,244,658
Mortgage loans held for investment, net	—	3,316,144	53,516,238	2,974	56,835,356
Lending receivables, net	—	2,154,450	7,205,728	(2,781)	9,357,397
Mortgage servicing rights, net	—	3,362,749	3,243	—	3,365,992
Accounts receivable	—	1,201,725	909,644	(952)	2,110,417
Investments in real estate and other	—	216,172	1,181,074	—	1,397,246
Goodwill	—	214,073	240,205	—	454,278
Other assets	—	835,893	1,260,676	(159,013)	1,937,556
Investment in subsidiaries	—	2,789,850	—	(2,789,850)	—

Total assets	$—	$20,858,327	$77,295,639	$(3,804,502)	$94,349,464

LIABILITIES
Borrowings:
Affiliate borrowings	$—	$8,117,000	$1,889,242	$—	$10,006,242
Collateralized borrowings in securitization trusts	—	1,220	50,718,707	(11,451)	50,708,476
Other borrowings	—	8,089,244	16,417,476	(803,070)	23,703,650

Total borrowings	—	16,207,464	69,025,425	(814,521)	84,418,368
Deposit liabilities	—	—	1,708,110	(43,140)	1,664,970
Other liabilities	—	285,118	3,773,239	(157,976)	3,900,381

Total liabilities	—	16,492,582	74,506,774	(1,015,637)	89,983,719

STOCKHOLDER’S EQUITY
Common stock and paid-in capital	—	1,246,778	1,173,043	(1,173,043)	1,246,778
Retained earnings	—	2,959,961	1,463,941	(1,463,941)	2,959,961
Accumulated other comprehensive income	—	159,006	151,881	(151,881)	159,006

Total stockholder’s equity	—	4,365,745	2,788,865	(2,788,865)	4,365,745

Total liabilities and stockholder’s equity	$—	$20,858,327	$77,295,639	$(3,804,502)	$94,349,464

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue
Interest income	$422,721	$1,133,814	$4,664,518	$(423,956)	$5,797,097
Interest expense	406,437	746,299	3,164,078	(444,712)	3,872,102

Net interest income	16,284	387,515	1,500,440	20,756	1,924,995
Provision for loan losses	—	149,577	512,403	(10,184)	651,796

Net interest income after provision for loan losses	16,284	237,938	988,037	30,940	1,273,199
Gain on sale of mortgage loans, net	—	727,633	339,986	(30,950)	1,036,669
Servicing fees	—	1,420,086	(1,296)	(2,510)	1,416,280
Amortization and impairment of servicing rights	—	(761,674)	(314)	—	(761,988)
Servicing asset valuation and hedge gain, net	—	17,186	—	—	17,186

Net servicing fees	—	675,598	(1,610)	(2,510)	671,478
Gain (loss) on investment securities, net	(1,553)	134,859	102,493	563	236,362
Real estate related revenues	—	132,345	579,829	—	712,174
Other income	—	193,718	216,071	(104,411)	305,378

Total net revenue	14,731	2,102,091	2,224,806	(106,368)	4,235,260

Expenses
Compensation and benefits	—	866,030	540,900	—	1,406,930
Professional fees	15	165,688	46,707	—	212,410
Data processing and telecommunications	—	139,208	60,641	—	199,849
Advertising	—	131,766	26,922	—	158,688
Occupancy	—	75,015	46,286	—	121,301
Other	4,677	322,868	299,542	(117,931)	509,156

Total expenses	4,692	1,700,575	1,020,998	(117,931)	2,608,334

Income (loss) before income tax expense	10,039	401,516	1,203,808	11,563	1,626,926
Income tax expense	3,840	169,775	422,283	10,402	606,300

Income (loss) before equity in net earnings of subsidiaries	6,199	231,741	781,525	1,161	1,020,626
Equity in net earnings of subsidiaries	1,014,427	782,686	—	(1,797,113)	—

Net income	$1,020,626	$1,014,427	$781,525	$(1,795,952)	$1,020,626

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue
Interest income	$—	$759,816	$4,258,905	$(27,840)	$4,990,881
Interest expense	—	354,805	2,087,786	(37,609)	2,404,982

Net interest income	—	405,011	2,171,119	9,769	2,585,899
Provision for loan losses	—	264,536	578,363	—	842,899

Net interest income after provision for loan losses	—	140,475	1,592,756	9,769	1,743,000
Gain on sale of mortgage loans, net	—	437,963	264,220	(5,280)	696,903
Servicing fees	—	1,303,354	(6,843)	(2,255)	1,294,256
Amortization and impairment of servicing rights	—	(1,003,745)	480	—	(1,003,265)
Servicing asset valuation and hedge gain, net	—	214,911	—	—	214,911

Net servicing fees	—	514,520	(6,363)	(2,255)	505,902
Gain (loss) on investment securities, net	—	96,383	(32,680)	—	63,703
Real estate related revenues	—	107,810	541,429	—	649,239
Other income	—	163,470	249,698	(105,189)	307,979

Total net revenue	—	1,460,621	2,609,060	(102,955)	3,966,726

Expenses
Compensation and benefits	—	708,259	508,278	—	1,216,537
Professional fees	—	175,549	49,167	—	224,716
Data processing and telecommunications	—	144,689	46,387	—	191,076
Advertising	—	125,288	26,057	—	151,345
Occupancy	—	69,554	38,011	—	107,565
Other	—	275,264	272,903	(83,032)	465,135

Total expenses	—	1,498,603	940,803	(83,032)	2,356,374

Income (loss) before income tax expense	—	(37,982)	1,668,257	(19,923)	1,610,352
Income tax expense	—	49,084	600,479	(7,423)	642,140

Income (loss) before equity in net earnings of subsidiaries	—	(87,066)	1,067,778	(12,500)	968,212
Equity in net earnings of subsidiaries	—	1,055,278	—	(1,055,278)	—

Net income	$—	$968,212	$1,067,778	$(1,067,778)	$968,212

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue
Interest income	$—	$1,051,237	$2,432,591	$(1,176)	$3,482,652
Interest expense	—	416,661	995,539	(9,491)	1,402,709

Net interest income	—	634,576	1,437,052	8,315	2,079,943
Provision for loan losses	—	223,966	229,536		453,502

Net interest income after provision for loan losses	—	410,610	1,207,516	8,315	1,626,441
Gain on sale of mortgage loans, net	—	1,483,472	257,766	5,087	1,746,325
Servicing fees	—	1,188,299	(2,598)	—	1,185,701
Amortization and impairment of servicing rights	—	(2,020,661)	5,747	—	(2,014,914)
Servicing asset valuation and hedge gain, net	—	507,244	—	—	507,244

Net servicing fees	—	(325,118)	3,149	—	(321,969)
Gain (loss) on investment securities, net	—	168,902	(391,704)	—	(222,802)
Real estate related revenues	—	29,381	471,033	—	500,414
Other income	—	281,456	245,270	(128,626)	398,100

Total net revenue	—	2,048,703	1,793,030	(115,224)	3,726,509

Expenses
Compensation and benefits	—	753,155	435,608	—	1,188,763
Professional fees	—	138,928	30,452	—	169,380
Data processing and telecommunications	—	135,182	54,102	—	189,284
Advertising	—	103,965	23,755	—	127,720
Occupancy	—	65,612	33,958	—	99,570
Other	—	365,548	348,935	(128,627)	585,856

Total expenses	—	1,562,390	926,810	(128,627)	2,360,573

Income before income tax expense	—	486,313	866,220	13,403	1,365,936
Income tax expense	—	194,412	309,752	4,957	509,121

Income before equity in net earnings of subsidiaries	—	291,901	556,468	8,446	856,815
Equity in net earnings of subsidiaries	—	564,914	—	(564,914)	—

Net income	$—	$856,815	$556,468	$(556,468)	$856,815

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$20,529	$(23,247,733)	$(2,657,083)	$(262,829)	$(26,147,116)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in lending receivables	—	414,063	(4,388,826)	—	(3,974,763)
Originations and purchases of mortgage loans held for investment	—	(14,818,629)	(5,347,369)	84,138	(20,081,860)
Proceeds from sales and repayments of mortgage loans held for investment	—	5,078,443	22,450,215	—	27,528,658
Purchases of available for sale securities	—	(551,489)	(47,124)	—	(598,613)
Proceeds from sales and repayments of available for sale securities	—	724,436	22,779	—	747,215
Additions to mortgage servicing rights	—	(263,737)	(2,852)	—	(266,589)
Sales of mortgage servicing rights	—	207,591	—	—	207,591
Purchase of and advances to investments in real estate and other	—	(47,300)	(1,201,953)	—	(1,249,253)
Proceeds from sales of and returns of investments in real estate and other	—	120,757	803,167	—	923,924
Acquisitions, net of cash acquired	—	—	(3,988)	—	(3,988)
Payment of capital contribution	—	(39,487)	—	39,487	—
Net (increase) decrease in affiliate lending	(3,477,487)	—	—	3,477,487	—
Other, net	(4,100)	156,373	572,426	—	724,699

Net cash provided by (used in) investing activities	(3,481,587)	(9,018,979)	12,856,475	3,601,112	3,957,021
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in affiliate borrowings	(1,879,000)	3,310,972	(841,433)	(3,418,972)	(2,828,433)
Net increase in other short-term borrowings	—	2,052,041	2,193,509	(2,615)	4,242,935
Proceeds from issuance of collateralized borrowings in securitization trusts	—	26,413,355	1,937,191	11,451	28,361,997
Repayments of collateralized borrowings in securitization trusts	—	—	(22,682,856)	—	(22,682,856)
Proceeds from secured aggregation facilities, long-term	—	—	7,896,054	—	7,896,054
Repayments of secured aggregation facilities, long-term	—	—	(3,157,448)	—	(3,157,448)
Proceeds from other long-term borrowings	7,003,053	—	2,622,226	—	9,625,279
Repayments of other long-term borrowings	—	—	(210,000)	—	(210,000)
Payments of debt issuance costs	(36,181)	—	(85,232)	—	(121,413)
Proceeds from capital contribution	—	—	39,487	(39,487)	—
Dividends paid	—	—	(80,000)	80,000	—
Increase in deposit liabilities	—	—	2,458,334	—	2,458,334

Net cash provided by (used in) financing activities	5,087,872	31,776,368	(9,910,168)	(3,369,623)	23,584,449
Effect of foreign exchange rates on cash and cash equivalents	—	—	(26,684)	—	(26,684)

NET DECREASE IN CASH AND CASH EQUIVALENTS	1,626,814	(490,344)	262,540	(31,340)	1,367,670
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	648,511	293,712	(43,140)	899,083

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,626,814	$158,167	$556,252	$(74,480)	$2,266,753

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
Capital infusion in parent via forgiveness of debt from GMAC Mortgage Group of $2.0 billion.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
	(Restated)(a)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$1,768,711	$139,384	$(210,702)	$1,697,393
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in lending receivables	—	349,026	(1,451,190)	—	(1,102,164)
Originations and purchases of mortgage loans held for investment	—	(37,137,192)	(1,263,614)	—	(38,400,806)
Proceeds from sales and repayments of mortgage loans held for investment	—	9,150,037	15,945,165	—	25,095,202
Purchases of available for sale securities	—	(1,103,427)	(61,656)	—	(1,165,083)
Proceeds from sales and repayments of available for sale securities	—	6,006	18,769	—	24,775
Additions to mortgage servicing rights	—	(240,659)	(856)	—	(241,515)
Purchase of and advances to investments in real estate and other	—	(43,375)	(840,465)	—	(883,840)
Proceeds from sales of and returns of investments in real estate and other	—	137,140	636,237	—	773,377
Acquisitions, net of cash acquired	—	(11,764)	—	—	(11,764)
Payment of capital contribution	—	(37,196)	—	37,196	—
Other, net	—	221,183	(12,087)	—	209,096

Net cash provided by (used in) investing activities	—	(28,710,241)	12,970,303	37,196	(15,702,722)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in affiliate borrowings	—	(1,346,345)	668,712	—	(677,633)
Net increase in other short-term borrowings	—	1,249,313	1,739,379	—	2,988,692
Proceeds from issuance of collateralized borrowings in securitization trusts	—	27,020,623	1,780,618	3,570	28,804,811
Repayments of collateralized borrowings in securitization trusts	—	—	(17,498,926)	—	(17,498,926)
Proceeds from other long-term borrowings	—	—	269,000	—	269,000
Repayments of other long-term borrowings	—	—	(220,000)	—	(220,000)
Payments of debt issuance costs	—	—	(102,618)	—	(102,618)
Proceeds from capital contribution	—	—	37,196	(37,196)	—
Dividends paid	—	—	(185,000)	185,000	—
Increase in deposit liabilities	—	—	383,515	—	383,515

Net cash provided by (used in) financing activities	—	26,923,591	(13,128,124)	151,374	13,946,841
Effect of foreign exchange rates on cash and cash equivalents	—	—	16,478	—	16,478

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(17,919)	(1,959)	(22,132)	(42,010)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	666,430	295,671	(21,008)	941,093

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$648,511	$293,712	$(43,140)	$899,083

(a)	See Note 3 to the Consolidated Financial Statements for matters that impacted the Condensed Consolidating Statement of Cash Flows.
SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Transfer of $27.4 billion of mortgage loans held for investment from guarantor subsidiaries to non-guarantor subsidiaries.
Transfer of $27.0 billion of collateralized borrowings in securitization trusts from guarantor subsidiaries to non-guarantor subsidiaries.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2003

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
	(Restated)(a)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$—	$4,000,615	$(7,886,637)	$21,441	$(3,864,581)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in lending receivables	—	735,942	(1,892,500)	—	(1,156,558)
Originations and purchases of mortgage loans held for investment	—	(37,368,451)	(412,760)	(27,428)	(37,808,639)
Proceeds from sales and repayments of mortgage loans held for investment	—	3,514,615	6,581,766	—	10,096,381
Purchases of available for sale securities	—	(1,994,868)	(101,891)	—	(2,096,759)
Proceeds from sales and repayments of available for sale securities	—	4,221,513	133,895	—	4,355,408
Additions to mortgage servicing rights	—	(402,856)	(1,281)	—	(404,137)
Purchase of and advances to investments in real estate and other	—	(64,570)	(795,753)	—	(860,323)
Proceeds from sales of and returns of investments in real estate and other	—	42,318	386,573	—	428,891
Acquisitions, net of cash acquired	—	—	(1,599)	—	(1,599)
Payment of capital contribution	—	(393,161)	—	393,161	—
Other, net	—	249,242	(55,600)	—	193,642

Net cash provided by (used in) investing activities	—	(31,460,276)	3,840,850	365,733	(27,253,693)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in affiliate borrowings	—	(1,698,907)	537,585	—	(1,161,322)
Net increase (decrease) in other short-term borrowings	—	(2,518,276)	7,747,997	203,687	5,433,408
Proceeds from issuance of collateralized borrowings in securitization trusts	—	31,999,929	2,004,267	(218,708)	33,785,488
Repayments of collateralized borrowings in securitization trusts	—	—	(6,741,881)	—	(6,741,881)
Proceeds from other long-term borrowings	—	—	305,000	—	305,000
Repayments of other long-term borrowings	—	—	(180,000)	—	(180,000)
Payments of debt issuance costs	—	—	(103,836)	—	(103,836)
Proceeds from capital contribution	—	—	393,161	(393,161)	—
Increase in deposit liabilities	—	—	333,209	—	333,209

Net cash provided by financing activities	—	27,782,746	4,295,502	(408,182)	31,670,066
Effect of foreign exchange rates on cash and cash equivalents	—	—	7,359	—	7,359

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	323,085	257,074	(21,008)	559,151
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	343,345	38,597	—	381,942

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$666,430	$295,671	$(21,008)	$941,093

(a)	See Note 3 to the Consolidated Financial Statements for matters that impacted the Condensed Consolidating Statement of Cash Flows.
SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Transfer of $32.8 billion of mortgage loans held for investment from guarantor subsidiaries to non-guarantor subsidiaries.
Transfer of $32.0 billion of collateralized borrowings in securitization trusts from guarantor subsidiaries to non-guarantor subsidiaries.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
29.     Quarterly Financial Data (Unaudited)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,

	(In thousands)
Year ended December 31, 2005
Total net revenue	$1,127,577	$1,098,405	$1,173,622	$835,656
Operating expenses	598,727	639,358	702,320	667,929
Income tax expense	207,055	158,621	191,197	49,427

Net income	$321,795	$300,426	$280,105	$118,300

Year ended December 31, 2004
Total net revenue	944,677	$1,100,088	$904,936	$1,017,025
Operating expenses	555,031	613,103	572,891	615,349
Income tax expense	154,939	214,147	129,309	143,745

Net income	$234,707	$272,838	$202,736	$257,931

30.	Restatement of Interim Cash Flow Information (Unaudited)
      As described in Note 3, the Company identified matters that impacted the consolidated statement of cash flows for the years ended December 31, 2004 and 2003 and the three, six and nine month periods ended March 31, June 30, and September 30, 2005 and 2004, respectively. The Company restated the operating and investing cash flows for the years ended December 31, 2004 and 2003 within this Form 10-K. The Company also intends to restate the three, six and nine month periods ended March 31, June 30, and September 30, 2005 and 2004, respectively.
      The restatement of this information does not change net increase (decrease) in cash and cash equivalents reflected in any of the previously reported Consolidated Statements of Cash Flows. Furthermore, the restatement has no effect on the Company’s Consolidated Statements of Income, Consolidated Balance Sheets or Consolidated Statements of Changes in Stockholder’s Equity for any period during 2005, 2004 or 2003.
      The following comparative table presents the corrected cash flow amounts for the applicable periods:

	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
	(Unaudited)
Net cash provided by (used in) operating activities:
As previously reported	$(2,442,819)	$2,947,350
As restated	(12,619,685)	487,166
Net cash provided by (used in) investing activities:
As previously reported	(4,776,111)	(17,754,402)
As restated	5,400,755	(15,294,218)
Net cash provided by financing activities:
Prior to restatement	9,155,111	14,218,214
As restated	9,155,111	14,218,214

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30,

	2005	2004

	(In thousands)
	(Unaudited)
Net cash provided by (used in) operating activities:
As previously reported	$(650,515)	$3,019,143
As restated	(4,795,510)	1,234,605
Net cash provided by (used in) investing activities:
As previously reported	(1,098,317)	(13,227,658)
As restated	3,046,678	(11,443,120)
Net cash provided by financing activities:
Prior to restatement	3,051,707	9,833,010
As restated	3,051,707	9,833,010

	Three Months Ended March 31,

	2005	2004

	(In thousands)
	(Unaudited)
Net cash provided by (used in) operating activities:
As previously reported	$(4,206,092)	$796,123
As restated	(7,718,223)	(756,795)
Net cash provided by (used in) investing activities:
As previously reported	(116,450)	(7,615,739)
As restated	3,395,681	(6,062,821)
Net cash provided by financing activities:
Prior to restatement	3,973,473	6,091,111
As restated	3,973,473	6,091,111

RESIDENTIAL CAPITAL CORPORATION
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
      There was no parent company activity during the two years ended December 31, 2004 other than the initial capitalization of Residential Capital Corporation for $10 in August 2004.
CONDENSED BALANCE SHEET
December 31, 2005
(In thousands)

ASSETS
Cash and cash equivalents	$1,626,814
Accounts receivable	6,661
Other assets	95,129
Investments in and loans to subsidiaries	16,885,741

Total assets	$18,614,345

LIABILITIES
Borrowings:
Affiliate borrowings	$4,130,000
Other borrowings	6,900,519

Total borrowings	11,030,519
Other liabilities	119,856

Total liabilities	11,150,375
STOCKHOLDER’S EQUITY
Common stock and paid-in capital	3,367,677
Retained earnings	3,980,587
Accumulated other comprehensive income	115,706

Total stockholder’s equity	7,463,970

Total liabilities and stockholder’s equity	$18,614,345

RESIDENTIAL CAPITAL CORPORATION
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY — (Continued)
CONDENSED STATEMENT OF INCOME
Year Ended December 31, 2005
(In thousands)

Revenue
Interest income	$422,721
Interest expense	406,437

Net interest income	16,284
Loss on investment securities, net	(1,553)

Total net revenue	14,731
Expenses
Professional fees	15
Other	4,677

Total expenses	4,692
Income before income tax expense	10,039
Income tax expense	3,840

Income before equity in net earnings of subsidiaries	6,199
Equity in net earnings of subsidiaries	1,014,427

Net income	$1,020,626

CONDENSED STATEMENT OF CASH FLOWS
Year Ended December 31, 2005
(In thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$20,529
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in affiliate lending	(3,477,487)
Other, net	(4,100)

Net cash used in investing activities	(3,481,587)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in affiliate borrowings	(1,879,000)
Proceeds from other long-term borrowings	7,003,053
Payments of debt issuance costs	(36,181)

Net cash provided by financing activities	5,087,872

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,626,814

RESIDENTIAL CAPITAL CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
	Period	Expenses	Accounts	Deductions(1)	Period

	(In thousands)
Year ended December 31, 2005
Valuation allowance for mortgage loans held for sale	$15,676	$11,798	$—	$10,789	$16,685
Allowance for loan losses	1,014,677	651,796	—	413,160	1,253,313
Allowance for uncollectible servicing advances	3,169	3,157	—	1,636	4,690
Allowance for trade and other receivables	6,383	1,305	—	2,256	5,432
Liability for assets sold with recourse	58,835	(8,402)	—	13,418	37,015

	$1,098,740	$659,654	$—	$441,259	$1,317,135

Year ended December 31, 2004
Valuation allowance for mortgage loans held for sale	$18,064	$21,296	$—	$23,684	$15,676
Allowance for loan losses	617,950	842,899	—	446,172	1,014,677
Allowance for uncollectible servicing advances	5,179	1,944	—	3,954	3,169
Allowance for trade and other receivables	11,843	1,453	—	6,913	6,383
Liability for assets sold with recourse	71,339	3,786	—	16,290	58,835

	$724,375	$871,378	$—	$497,013	$1,098,740

Year ended December 31, 2003
Valuation allowance for mortgage loans held for sale	$15,735	$30,939	$—	$28,610	$18,064
Allowance for loan losses	335,822	453,502	—	171,374	617,950
Allowance for uncollectible servicing advances	6,168	(339)	1,363	2,013	5,179
Allowance for trade and other receivables	12,843	2,308	—	3,308	11,843
Liability for assets sold with recourse	61,285	24,677	—	14,623	71,339

	$431,853	$511,087	$1,363	$219,928	$724,375

(1)	Actual losses charged against the valuation allowance, net of recoveries and reclassification.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      None.

Item 9A.	CONTROLS AND PROCEDURES.
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
      Based on management’s evaluation and solely because of the material weakness related to our controls over the preparation, review, presentation and disclosure of our consolidated statements of cash flows as described in our Management’s Report on Internal Control over Financial Reporting in Item 8, our Chief Executive and Chief Financial Officers each concluded that our disclosure controls and procedures were not effective as of December 31, 2005.
      Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Restatement of Statements of Cash Flows
      Our controls over the preparation, review, presentation and disclosure of our Consolidated Statements of Cash Flows did not prevent or detect a material misstatement in the Statements of Cash Flows, and resulted in the restatement of the Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003. We also intend to restate (i) the nine-month period included in our previously filed quarterly report on Form 10-Q for the quarterly periods ended September 30, 2005 and 2004, and (ii) the three- and six-month periods included in our previously filed Form 10 for the quarterly periods ended March 31 and June 30, 2005 and 2004, respectively. We have included disclosure about these interim period restatements in Note 30 (unaudited) to the consolidated financial statements.
      The restatement of the aforementioned information had no impact on the previously reported net increase (decrease) in cash and cash equivalents as presented in the Consolidated Statement of Cash Flows. As further described in Note 3 to the Consolidated Financial Statements, the restatement had no effect on our Consolidated Statements of Income, Consolidated Balance Sheets or Consolidated Statements of Changes in Stockholder’s Equity for any period. Our cash flows have been properly classified in our Consolidated Statements of Cash Flows for the year ended December 31, 2005, and for the restated years ended December 31, 2004 and 2003.
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

Item 9B.	OTHER INFORMATION.
      None.
PART III

Item 10.	DIRECTORS AND OFFICERS OF THE REGISTRANT.
      Omitted.

Item 11.	EXECUTIVE COMPENSATION.
      Omitted.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
      Omitted.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      Omitted.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
      We retained PricewaterhouseCoopers LLP (PwC) to audit our consolidated financial statements for the years ended December 31, 2005 and 2004. We also retained PwC, as well as other accounting and consulting firms, to provide various other services in 2005 and 2004.
      The aggregate fees billed to us for professional services performed by PwC were as follows:

Year Ended December 31,	2005	2004

	(in millions)
Audit fees (a)	$11,011	$11,869
Audit-related fees (b)	448	1,070
Tax fees (c)	602	360
All other fees	—	—

Total principal accountant fees	$12,061	$13,299

(a)	Audit fees pertain to the audit of our annual Consolidated Financial Statements, including reviews of the interim financial statements contained in our Quarterly Reports on Form 10-Q, completion of statutory reports, comfort letters to underwriters in connection with debt issuances, attest services, consents to the incorporation of the PwC audit report in publicly filed documents and assistance with and review of documents filed with the SEC.

(b)	Audit-related fees pertain to assurance and related services that are traditionally performed by the principal accountant, including employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with proposed or consummated acquisitions, internal control reviews, attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards

(c)	Tax fees pertain to services performed for tax compliance, tax planning and tax advice, including preparation of tax returns and claims for refund and tax payment-planning services. Tax planning and advice also includes assistance with tax audits and appeals, and tax advice related to specific transactions.

      The services performed by PwC in 2005 were pre-approved in accordance with the pre-approval policy of the GM Audit Committee. This policy requires that during its first meeting of the fiscal year, the GM Audit Committee will be presented, for approval, a description of the Audit-related, Tax and Other services expected to be performed by the principal accountant during the fiscal year. Any requests for such services in excess of $1 million not contemplated during the first meeting must be submitted to the GM Audit Committee for specific pre-approval. Requests for services less than $1 million must be pre-approved by the Chairman of the GM Audit Committee, and reported to the full Committee at its next regularly scheduled meeting. Proposed fees for Audit services are presented to the GM Audit Committee for approval in May each year.
      The GM Audit Committee determined that all services provided by PwC during 2005 were compatible with maintaining their independence as principal accountants.
PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
      The exhibits listed on the accompanying index of Exhibits are filed or incorporated by reference as a part of this report. Such index is incorporated by reference.

SIGNATURES
      Pursuant to the requirement of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2006.

RESIDENTIAL CAPITAL CORPORATION
(Registrant)

By:	/s/ Bruce J. Paradis

Bruce J. Paradis
Chief Executive Officer
      Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities indicated on March 28, 2006.

Signatures	Title

/s/ Eric A. Feldstein Eric A. Feldstein	Chairman

/s/ Bruce J. Paradis Bruce J. Paradis	Chief Executive Officer and Director

/s/ David M. Applegate David M. Applegate	Chief Operating Officer and Director

/s/ Davee L. Olson Davee L. Olson	Chief Financial Officer and Director

/s/ James N. Young James N. Young	Chief Accounting Officer and Controller

/s/ Thomas Jacob Thomas Jacob	Director

/s/ Sanjiv Khattri Sanjiv Khattri	Director

/s/ Thomas C. Melzer Thomas C. Melzer	Director

/s/ David C. Walker David C. Walker	Director

/s/ Linda K. Zukauckas Linda K. Zukauckas	Director

EXHIBIT INDEX

Exhibit
No	Description

3.1	Certificate of Incorporation of Residential Capital Corporation. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on July 15, 2005.)
3.2	Bylaws of Residential Capital Corporation. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on July 15, 2005.)
3.3	Certificate of Incorporation of GMAC Residential Holding Corp. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 2, 2005.)
3.4	Bylaws of GMAC Residential Holding Corp. (Incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 2, 2005.)
3.5	Certificate of Incorporation of GMAC-RFC Holding Corp. (Incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 2, 2005.)
3.6	Bylaws of GMAC-RFC Holding Corp. (Incorporated by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 2, 2005.)
3.7	Certificate of Incorporation of GMAC Mortgage Corporation. (Incorporated by reference to Exhibit 3.7 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 2, 2005.)
3.8	Bylaws of GMAC Mortgage Corporation. (Incorporated by reference to Exhibit 3.8 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 2, 2005.)
3.9	Certificate of Incorporation of Residential Funding Corporation. (Incorporated by reference to Exhibit 3.9 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 2, 2005.)
3.10	Bylaws of Residential Funding Corporation. (Incorporated by reference to Exhibit 3.10 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 2, 2005.)
3.11	Certificate of Incorporation of Homecomings Financial Network, Inc. (Incorporated by reference to Exhibit 3.11 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 2, 2005.)
3.12	Bylaws of Homecomings Financial Network, Inc. (Incorporated by reference to Exhibit 3.12 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 2, 2005.)
4.1	Indenture among Residential Capital Corporation, the guarantors party thereto and Deutsche Bank Trust Company Americas, dated June 24, 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 20, 2005.)
4.2	Supplemental Indenture among Residential Capital Corporation, the guarantors party thereto and Deutsche Bank Trust Company Americas, dated June 24, 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 20, 2005.)
4.3	Second Supplemental Indenture among Residential Capital Corporation, the guarantors party thereto and Deutsche Bank Trust Company Americas, dated November 21, 2005.
10.1	Operating Agreement among General Motors Corporation, General Motors Acceptance Corporation and Residential Capital Corporation, dated June 24, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on July 15, 2005.)

Exhibit
No	Description

10.2	Subordinated Note Agreement between Residential Capital Corporation and General Motors Acceptance Corporation, dated June 24, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 2, 2005.)
10.3	Tax Allocation Agreement between Residential Capital Corporation and General Motors Acceptance Corporation, dated June 24, 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 20, 2005.)
10.4	Trademark License Agreement among Residential Capital Corporation, General Motors Corporation and General Motors Acceptance Corporation, dated June 24, 2005. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 2, 2005.)
10.5	Services and Facilities Agreement among Residential Capital Corporation, General Motors Corporation and General Motors Acceptance Corporation, dated June 24, 2005. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 2, 2005.)
10.6	Revolving Credit Facility among Residential Capital Corporation, the several lenders from time to time parties thereto and General Motors Acceptance Corporation, as Agent, dated June 24, 2005. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 2, 2005.)
12.1	Computation of Ratio of Earnings to Fixed Charges.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).
The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that Section. In addition Exhibit No. 32.1 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.