Form 10-Q
period 2006-03-31
RESIDENTIAL CAPITAL CORP
filed 2006-05-05
CIK 1332815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006, or

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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of March 31, 2006, there were outstanding 1,000 shares of the issuer’s $0.01 par value common stock.
Reduced Disclosure Format
      The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

RESIDENTIAL CAPITAL CORPORATION

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements.
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2006 and December 31, 2005

	March 31,	December 31,
	2006	2005

	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$2,233,577	$2,266,753
Mortgage loans held for sale	18,124,746	19,521,566
Trading securities	4,261,711	3,896,008
Available for sale securities	143,166	1,068,937
Mortgage loans held for investment, net	72,673,116	67,892,660
Lending receivables, net	12,410,206	13,401,047
Mortgage servicing rights	4,526,471	4,015,015
Accounts receivable	1,928,680	1,951,210
Investments in real estate and other	2,155,077	1,855,298
Goodwill	459,172	459,768
Other assets	3,022,564	2,556,830

Total assets	$121,938,486	$118,885,092

LIABILITIES
Borrowings:
Affiliate borrowings	$4,715,364	$5,177,462
Collateralized borrowings in securitization trusts	58,801,030	56,097,801
Other borrowings	41,269,836	42,300,507

Total borrowings	104,786,230	103,575,770
Deposit liabilities	5,595,645	4,123,304
Other liabilities	3,793,132	3,722,048

Total liabilities	114,175,007	111,421,122
STOCKHOLDER’S EQUITY
Common stock, $0.01 par value (1,000 shares authorized, issued and outstanding) and paid-in capital	3,392,958	3,367,677
Retained earnings	4,169,214	3,980,587
Accumulated other comprehensive income	201,307	115,706

Total stockholder’s equity	7,763,479	7,463,970

Total liabilities and stockholder’s equity	$121,938,486	$118,885,092

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended
	March 31,

	2006	2005

	(Unaudited)
	(Dollars in thousands)
Revenue
Interest income	$1,863,365	$1,309,980
Interest expense	1,435,369	765,910

Net interest income	427,996	544,070
Provision for loan losses	122,733	155,832

Net interest income after provision for loan losses	305,263	388,238
Gain on sale of mortgage loans, net	267,064	329,643
Servicing fees	374,684	347,394
Amortization and impairment of servicing rights	—	(139,780)
Servicing asset valuation and hedge activities, net	(185,513)	(67,861)

Net servicing fees	189,171	139,753
Gain (loss) on investment securities, net	(18,429)	72,115
Real estate related revenues	144,195	131,374
Other income	54,612	66,454

Total net revenue	941,876	1,127,577

Expenses
Compensation and benefits	306,804	319,931
Professional fees	56,800	50,298
Data processing and telecommunications	44,919	49,445
Advertising	41,748	39,305
Occupancy	32,825	29,567
Other	119,313	110,181

Total expenses	602,409	598,727

Income before income tax expense	339,467	528,850
Income tax expense	137,973	207,055

Net Income	$201,494	$321,795

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
Three Months Ended March 31, 2006 and 2005

	Common			Accumulated
	Stock and			Other	Total
	Paid-in	Retained	Comprehensive	Comprehensive	Stockholder’s
	Capital	Earnings	Income	Income	Equity

	(Unaudited)
	(Dollars in thousands)
Balance at January 1, 2006	$3,367,677	$3,980,587		$115,706	$7,463,970
Cumulative effect of change in accounting principle as of January 1, 2006, net of tax:
Transfer of unrealized loss for certain available for sale securities to trading securities	—	(16,717)	$—	16,717	—
Recognize mortgage servicing rights at fair value	—	3,850	3,850	—	3,850
Net income	—	201,494	201,494		201,494
Capital contributions	25,281	—	—	—	25,281
Other comprehensive income, net of tax:
Unrealized loss on available for sale securities	—	—	(175)	—	(175)
Foreign currency translation adjustment	—	—	2,708	—	2,708
Unrealized gain on cash flow hedges	—	—	66,351	—	66,351

Other comprehensive income	—	—	68,884	68,884	—

Comprehensive income	—	—	$274,228	—	—

Balance at March 31, 2006	$3,392,958	$4,169,214		$201,307	$7,763,479

Balance at January 1, 2005	$1,246,778	$2,959,961		$159,006	$4,365,745
Net income	—	321,795	$321,795	—	321,795
Capital contributions	45,708	—	—	—	45,708
Other comprehensive income, net of tax:
Unrealized loss on available for sale securities	—	—	(25,823)	—	(25,823)
Foreign currency translation adjustment	—	—	(8,972)	—	(8,972)
Unrealized gain on cash flow hedges	—	—	59,311	—	59,311

Other comprehensive income	—	—	24,516	24,516	—

Comprehensive income	—	—	$346,311	—	—

Balance at March 31, 2005	$1,292,486	$3,281,756		$183,522	$4,757,764

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005

	2006	2005

	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$201,494	$321,795
Reconciliation of net income to net cash provided by (used in) operating activities:
Amortization and impairment of mortgage servicing rights	—	139,780
Depreciation and amortization	90,666	179,507
Provision for loan losses	122,733	155,832
Gain on sale of mortgage loans, net	(267,064)	(329,643)
Net gain on sale of other assets	(12,444)	(9,602)
(Gain) loss on valuation of derivatives	464,733	394,552
(Gain) loss on investment securities, net	18,429	(72,115)
Equity in earnings of investees in excess of cash received	(32,213)	(22,496)
Loss (gain) on valuation of mortgage servicing rights	(194,536)	(124,943)
Originations and purchases of mortgage loans held for sale	(35,539,837)	(32,919,480)
Proceeds from sales and repayments of mortgage loans held for sale	32,344,307	28,801,896
Deferred income tax	238,705	109,699
Net change in:
Trading securities	608,865	(3,024,352)
Accounts receivable	(5,089)	(620,639)
Other assets	(159,919)	(15,063)
Other liabilities	(645,827)	(682,951)

Net cash used in operating activities	(2,766,997)	(7,718,223)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in lending receivables	1,021,803	322,318
Originations and purchases of mortgage loans held for investment	(6,452,537)	(4,774,089)
Proceeds from sales and repayments of mortgage loans held for investment	5,852,269	8,023,712
Purchases of available for sale securities	(6,575)	(297,803)
Proceeds from sales and repayments of available for sale securities	4,937	160,457
Additions to mortgage servicing rights	—	(28,044)
Purchase of and advances to investments in real estate and other	(457,688)	(205,451)
Proceeds from sales of and returns of investments in real estate and other	194,456	171,805
Other, net	55,042	22,776

Net cash provided by investing activities	211,707	3,395,681
The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005 — (Continued)

	2006	2005

	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in affiliate borrowings	$(486,342)	$263,587
Net increase (decrease) in other short-term borrowings	(3,280,545)	4,499,315
Proceeds from issuance of collateralized borrowings in securitization trusts	7,726,261	3,751,145
Repayments of collateralized borrowings in securitization trusts	(5,131,505)	(5,086,291)
Proceeds from secured aggregation facilities, long-term	4,513,759	—
Repayments of secured aggregation facilities, long-term	(5,141,761)	—
Proceeds from other long-term borrowings	3,039,925	453,854
Repayments of other long-term borrowings	(149,668)	(250,925)
Payment of debt issuance costs	(35,119)	(3,123)
Increase in deposit liabilities	1,472,341	345,911

Net cash provided by financing activities	2,527,346	3,973,473
Effect of foreign exchange rates on cash and cash equivalents	(5,232)	(6,242)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(33,176)	(355,311)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,266,753	899,083

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,233,577	$543,772

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Available for sale securities transferred to trading securities	$927,141	$—
Mortgage loans held for sale transferred to mortgage loans held for investment	4,660,605	860,705
Mortgage loans held for investment transferred to mortgage loans held for sale	468,057	1,712,530
Mortgage loans held for investment transferred to other assets	359,894	119,838
Originations of mortgage servicing rights from sold loans	310,906	293,124
Capital contributions of lending receivables	25,282	45,708
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
      The Company did not conduct any operations prior to the contribution of GMAC Residential Holding Corp. and GMAC-RFC Holding Corp. in March of 2005 by the Group to the Company. Prior to the contribution, all of the entities, including the Company, were under the common control of the Group. Accordingly, the contribution of the net assets of GMAC Residential Holding Corp. and GMAC-RFC Holding Corp. were accounted for at their historical carrying values at the date of transfer. All prior periods have been presented as if the previously separate entities were combined. The Company conducts its operations primarily through GMAC Residential Holding Corp. and GMAC-RFC Holding Corp.
      The condensed consolidated financial statements as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
      The interim period consolidated financial statements, including the related notes, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the United States Securities and Exchange Commission.
  Change in Accounting Principle
      As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS No. 156), which provides the following: (1) revised guidance on when a servicing asset and servicing liability should be recognized, (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable, (3) permits an entity to elect to measure servicing assets and liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur, (4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities that are identified as offsetting an entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and (5) requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the balance sheet and additional disclosures. The Company has elected to subsequently measure servicing assets and liabilities at fair value and report changes in fair value in earnings in the period in which the changes occur. In addition, the Company made a onetime reclassification of $927.1 million of available for sale securities to trading securities for securities identified as offsetting the Company’s exposure to changes in the fair value of servicing assets or liabilities. The adoption of SFAS No. 156 resulted in a $12.9 million reduction in the beginning of the year retained earnings, net of tax, as a cumulative effect of change in accounting principle. However, the impact to total stockholder’s equity was a $3.9 million increase, net of tax.
      Since quoted market prices for mortgage servicing rights are not available, the Company estimates the fair value of mortgage servicing rights by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including expected cash flows, credit losses, prepayment speeds and return requirements commensurate with the risks involved. Cash

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
flow assumptions are based on the Company’s actual performance and, where possible, the reasonableness of assumptions is periodically validated through comparisons to other market participants. Credit loss assumptions are based upon historical experience and the characteristics of individual loans underlying the mortgage servicing rights. Prepayment speed estimates are determined from historical prepayment rates on similar assets or obtained from third-party data. Return requirement assumptions are determined using data obtained from market participants, where available, or based on current relevant interest rates plus a risk-adjusted spread. Since many factors can affect the estimate of the fair value of mortgage servicing rights, the Company regularly evaluates the major assumptions and modeling techniques used in its estimate and reviews such assumptions against market comparables, if available.
      The Company closely monitors the actual performance of its mortgage servicing rights by regularly comparing actual cash flow, credit and prepayment experience to modeled estimates. In addition to the use of derivative financial instruments, the Company periodically invests in trading securities to mitigate the effect of changes in fair value from the interest rate risk inherent in the mortgage servicing rights.
  Recently Issued Accounting Standards
      Statement of Financial Accounting Standards No. 154 — In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS No. 154), that addresses accounting for changes in accounting principles, changes in accounting estimates, changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions and error corrections. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle and error correction unless impracticable to do so. SFAS No. 154 states an exception to retrospective application when a change in accounting principle, or the method of applying it, may be inseparable from the effect of a change in accounting estimate. When a change in principle is inseparable from a change in estimate, such as depreciation, amortization or depletion, the change to the financial statements is to be presented in a prospective manner. SFAS No. 154 and the required disclosures are effective for accounting changes and error corrections in fiscal years beginning after December 15, 2005.
      Financial Accounting Standards Board Staff Position Nos. 115-1 and 124-1 — In November 2005, the FASB issued FASB Staff Position (FSP) Nos. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which nullified certain requirements of The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). FSP Nos. 115-1 and 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Adoption of FSP Nos. 115-1 and 124-1 did not have a material impact on the Company’s financial condition or results of operations.
      Statement of Financial Accounting Standards No. 155 — In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No. 155), which provides the following: (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies the concentrations of credit in the form of subordination are not embedded derivatives, and (5) amends Statement 140 to eliminate the prohibition of a qualifying special-purpose entity

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position or results of operations.

2.	Trading Securities
      Trading securities were as follows:

	March 31,	December 31,
	2006	2005

	(In thousands)
Mortgage and asset-backed securities	$1,119,219	$1,042,548
U.S. Treasury securities	1,068,156	1,173,792
Principal-only securities	888,803	651,309
Residual interests	866,865	763,713
Interest-only securities	318,454	264,646
Other	214	—

Total	$4,261,711	$3,896,008

Net unrealized gains (losses)	$(4,121)	$131,019
Pledged as collateral	3,043,517	2,721,189
      Interests that continue to be held by the Company from the Company’s off-balance sheet securitizations are retained in the form of mortgage-backed securities, residual interests, interest-only strips and principal-only strips. At March 31, 2006, trading securities totaling $1.3 billion are interests that continue to be held by the Company from the Company’s off-balance sheet securitizations.

3.	Available for Sale Securities
      The cost, fair value, and gross unrealized gains and losses on available for sale securities were as follows:

	March 31, 2006

		Gross Unrealized

	Cost	Gains	Losses	Fair Value

	(In thousands)
Debt securities:
Mortgage-backed securities	$98,346	$3	$(2,407)	$95,942
Interest-only securities(a)	2,560	2,972	—	5,532
Principal-only securities	204	132	—	336
States & political subdivisions	4,775	—	(77)	4,698
Other	36,599	—	(636)	35,963

Total debt securities	142,484	3,107	(3,120)	142,471
Equity securities	900	—	(205)	695

Total	$143,384	$3,107	$(3,325)	$143,166

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) — (Continued)

	December 31, 2005

		Gross Unrealized

	Cost	Gains	Losses	Fair Value

	(In thousands)
Debt securities:
U.S. Treasury securities	$952,860	$—	$(25,719)	$927,141
Mortgage-backed securities	99,113	20	(1,907)	97,226
Interest-only securities(a)	3,031	2,240	—	5,271
Principal-only securities	212	159	—	371
States & political subdivisions	4,882	—	(33)	4,849
Other	33,607	36	(284)	33,359

Total debt securities	1,093,705	2,455	(27,943)	1,068,217
Equity securities	900	—	(180)	720

Total	$1,094,605	$2,455	$(28,123)	$1,068,937

(a)	These interest-only securities are interests that continue to be held by the Company from the Company’s off-balance sheet securitizations.
      The following table presents gross gains and losses realized upon the sales of available for sale securities reported in gain on investment securities:

Three Months Ended March 31,	2006	2005

	(In thousands)
Gross realized gains	$—	$15,884
Gross realized losses	—	—

Net realized gains	$—	$15,884

      Investment securities that were in an unrealized loss position as of March 31, 2006 had a fair value of $136.9 million and gross unrealized losses of $3.3 million. The fair value of these securities in a continuous loss position less than twelve months was $75.4 million with gross unrealized losses of $1.4 million. In the opinion of management, there were not any available for sale securities deemed to be other than temporarily impaired as of March 31, 2006.
      The Company has pledged as collateral available for sale investment securities with carrying amounts totaling $10.6 million at March 31, 2006 in connection with certain borrowings.

4.	Mortgage Loans Held for Investment
      Mortgage loans held for investment consisted of the following:

	March 31,	December 31,
	2006	2005

	(In thousands)
Prime conforming	$1,470,898	$1,517,456
Prime non-conforming	6,758,000	6,186,374
Nonprime	58,908,027	56,923,366
Prime second-lien	6,614,707	4,330,537
Government	812	833

Total	73,752,444	68,958,566
Less allowance for loan losses	(1,079,328)	(1,065,906)

Total, net	$72,673,116	$67,892,660

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) — (Continued)
      At March 31, 2006, the unpaid principal balance of mortgage loans held for investment relating to securitization transactions accounted for as collateralized borrowings in securitization trusts and pledged as collateral totaled $59.8 billion. The investors in these on-balance sheet securitizations and the securitization trusts have no recourse to the Company’s other assets beyond the loans pledged as collateral. Additionally, the Company pledged mortgage loans held for investment of $11.3 billion as collateral for other secured borrowings at March 31, 2006.
      At March 31, 2006, mortgage loans held for investment on nonaccrual status totaled $6.2 billion. If nonaccrual mortgage loans held for investment had performed in accordance with their original terms, the Company would have recorded additional interest income of approximately $94.6 and $89.6 million during the three months ended March 31, 2006 and 2005, respectively.
      The Company mitigates some of the credit risk associated with holding certain of the mortgage loans held for investment by purchasing mortgage insurance. Mortgage loans with an unpaid principal balance of $2.8 billion at March 31, 2006 have limited protection through this insurance.

5.	Lending Receivables
      The composition of lending receivables was as follows:

	March 31,	December 31,
	2006	2005

	(In thousands)
Warehouse	$7,872,033	$9,003,196
Construction	2,852,671	2,677,301
Commercial business	1,028,381	1,026,572
Healthcare	492,027	593,230
Commercial real estate	249,907	212,272
Other	96,539	75,883

Total	12,591,558	13,588,454
Less allowance for loan losses	(181,352)	(187,407)

Total, net	$12,410,206	$13,401,047

      At March 31, 2006, the Company pledged lending receivables of $10.1 billion as collateral for certain borrowings.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) — (Continued)

6.	Allowance for Loan Losses
      The following is a summary of the activity in the allowance for loan losses for the three months ended March 31, 2006 and 2005:

	Mortgage Loans
	Held for	Lending
	Investment	Receivables	Total

	(In thousands)
Balance at January 1, 2006	$1,065,906	$187,407	$1,253,313
Provision for loan losses	128,391	(5,658)	122,733
Charge-offs	(129,893)	(420)	(130,313)
Recoveries	14,924	23	14,947

Balance at March 31, 2006	$1,079,328	$181,352	$1,260,680

Balance at January 1, 2005	$872,954	$141,723	$1,014,677
Provision for loan losses	152,405	3,427	155,832
Charge-offs	(108,743)	(429)	(109,172)
Recoveries	13,954	18	13,972

Balance at March 31, 2005	$930,570	$144,739	$1,075,309

7.	Mortgage Servicing Rights
      The Company defines its classes of servicing rights based on both the availability of market inputs and the manner in which the Company manages its risks of its servicing assets and liabilities. The Company manages its servicing rights at the reportable operating segment level and sufficient market inputs exist to determine the fair value of the Company’s recognized servicing assets and servicing liabilities. The following table summarizes the Company’s activity related to mortgage servicing rights carried at fair value:

	Mortgage Servicing Rights Managed By

		Residential	International
	GMAC	Capital	Business
	Residential	Group	Group	Total

	(In thousands)
Estimated fair value at January 1, 2006	$3,056,446	$959,708	$4,850	$4,021,004
Additions obtained from sales of mortgage loans	206,283	104,648	—	310,931
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	317,425	41,591	—	359,016
Other changes in fair value	(95,685)	(68,096)	(285)	(164,066)
Other changes that affect the balance	—	(552)	138	(414)

Estimated fair value at March 31, 2006	$3,484,469	$1,037,299	$4,703	$4,526,471

      Changes in fair value due to changes in valuation inputs or assumptions used in the valuation models include all changes due to a revaluation by a model or by a benchmarking exercise. This line item also includes changes in fair value due to a change in valuation assumptions and/or model calculations. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic run-off of the portfolio. Other changes that affect the balance primarily include foreign currency adjustments and the extinguishment of mortgage servicing rights related to clean-up calls of securitization transactions.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) — (Continued)
      The following are key assumptions used by the Company in valuing its mortgage servicing rights:

		Residential	International
	GMAC	Capital	Business
March 31, 2006	Residential	Group	Group

Weighted average prepayment speed	17.5%	28.1%	8.7%
Range of prepayment speeds	16.6-36.7%	14.0- 38.4%	7.0-15.0%
Weighted average discount rate	9.3%	12.4%	8.0%
Range of discount rates	9.1-13.2%	12.0- 14.0%	8.0%
      The Company’s servicing rights’ primary risk is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher than expected prepayments, which could reduce the value of the mortgage servicing rights. The Company economically hedges the income statement impact of these risks with both derivative and non-derivative financial instruments. These instruments include interest rate swaps, caps, and floors, options to purchase these items, futures and forward contracts, and/or purchasing or selling U.S. Treasury and principal-only securities. At March 31, 2006, the fair value of derivative financial instruments and non-derivative financial instruments used to mitigate these risks amounted to $68.5 million and $1.9 billion, respectively. The change in the fair value of the derivative financial instruments amounted to a loss of $380.5 million for the three months ended March 31, 2006 and is included in servicing asset valuation and hedge activities, net in the Condensed Consolidated Statement of Income.
      The components of servicing fees were as follows for the three months ended March 31, 2006:

(In thousands)
Contractual servicing fees (net of guarantee fees and including subservicing)	$321,020
Late fees	30,488
Ancillary fees	23,176

Total	$374,684

      At March 31, 2006, the Company had pledged mortgage servicing rights of $2.6 billion as collateral for borrowings.
      The following table summarizes the Company’s activity related to mortgage servicing rights which prior to January 1, 2006 were carried at the lower of cost or fair value:

(In thousands)
Balance at January 1, 2005	$4,294,846
Originations and purchases, net of sales	321,168
Amortization	(243,274)
Valuation adjustments for hedge accounting	124,942
Other than temporary impairment	(14,272)

Balance at March 31, 2005	4,483,410
Valuation allowance	(811,088)

Carrying value at March 31, 2005	$3,672,322

Estimated fair value at March 31, 2005	$3,678,418

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) — (Continued)
      The following table summarizes the Company’s activity related to changes in the valuation allowance for impairment of mortgage servicing rights:

(In thousands)
Balance at January 1, 2005	$928,854
Impairment	(103,494)
Other than temporary impairment	(14,272)

Balance at March 31, 2005	$811,088

      The Company’s other than temporary impairment recorded during the three months ended March 31, 2005 had no impact on the results of operations or financial condition of the Company.

8.	Borrowings
      Borrowings were as follows:

	March 31,	December 31,
	2006	2005

	(In thousands)
Affiliate borrowings(a)	$4,715,364	$5,177,462
Collateralized borrowings in securitization trusts(b)	58,801,030	56,097,801
Other borrowings:
Secured aggregation facilities — short-term	9,560,483	10,959,581
Secured aggregation facilities — long-term(b)	4,110,604	4,738,606
Repurchase agreements	9,972,236	9,896,658
Senior unsecured notes(b)	6,826,915	5,150,519
FHLB advances — short-term	396,000	1,506,000
FHLB advances — long-term(b)	3,972,000	2,922,000
Third-party bank credit facilities — short-term	350,000	450,000
Third-party bank credit facilities — long-term(b)	1,750,000	1,750,000
Debt collateralized by mortgage loans	1,430,314	2,150,529
Servicing advances	559,254	571,532
Investor custodial funds	146,208	120,985
Securities purchased under forward contracts	163,383	—
Other — short-term	1,676,400	1,802,789
Other — long-term(b)	356,039	281,308

Total other borrowings	41,269,836	42,300,507

Total borrowings	$104,786,230	$103,575,770

(a)	Affiliate borrowings had $3.6 billion of borrowings with an original maturity in excess of one year at March 31, 2006.

(b)	Represents borrowings with an original contractual maturity in excess of one year.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) — (Continued)
      The following summarizes assets that are restricted as collateral for the payment of certain debt obligations:

	March 31,	December 31,
	2006	2005

	(In thousands)
Mortgage loans held for investment	$71,151,503	$67,798,758
Mortgage loans held for sale	14,821,245	16,147,391
Trading securities	3,043,517	2,696,896
Available for sale securities	10,604	929,112
Mortgage servicing rights	2,550,061	2,220,657
Lending receivables	10,094,525	11,020,766
Accounts receivable	850,944	795,149
Investments in real estate and other	436,778	357,644
Other assets	511,198	238,758

Total assets restricted as collateral	$103,470,375	$102,205,131

Related secured debt	$90,120,914	$89,939,405

      The assets that were pledged as collateral in the preceding table include assets that can be sold or repledged by the secured party. The assets that could be sold or repledged were as follows:

	March 31,	December 31,
	2006	2005

	(In thousands)
Mortgage loans held for sale	$4,432,762	$3,880,448
Trading securities	2,314,670	2,126,393
Mortgage loans held for investment	2,314,054	2,429,880
Available for sale securities	—	927,140
Investments in real estate and other	14,219	6,276

Total	$9,075,705	$9,370,137

9.	Deposit Liabilities
      Deposit liabilities were as follows:

	March 31,	December 31,
	2006	2005

	(In thousands)
Non-interest bearing deposits	$1,605,603	$1,368,345
NOW and money market checking accounts	861,879	508,830
Certificates of deposit	3,128,163	2,246,129

Total	$5,595,645	$4,123,304

      Non-interest bearing deposits primarily represent third-party escrows associated with the Company’s loan servicing portfolio. At March 31, 2006, certificates of deposit included $2.2 billion of brokered certificates of deposit.

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

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) — (Continued)
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
      The following table summarizes the pretax earnings impact of the changes in fair value for each type of accounting hedge classification segregated by the asset or liability hedged:

Three Months Ended March 31,	2006	2005	Income Statement Classification

	(In millions)
Fair value hedge ineffectiveness loss:
Mortgage servicing rights	$—	$(26.5)	Servicing asset valuation and hedge activities
Mortgage loans held for sale	(5.7)	(5.8)	Gain on sale of mortgage loans
Cash flow hedge ineffectiveness gain:
Debt and future debt issuance	0.4	5.1	Interest expense

Total	$(5.3)	$(27.2)

      In addition, net gains on fair value hedges excluded from assessment of effectiveness totaled $38.8 million for the three months ended March 31, 2005. There were no net gains on fair value hedges excluded from assessment of effectiveness for the three months ended March 31, 2006.

11.	Related Party Transactions
      The Company incurred interest expense of $90.6 and $88.4 million for the three months ended March 31, 2006 and 2005, respectively, related to borrowings from GMAC.
      The Company entered into an agreement with GM to provide certain services through its call center operations. In exchange for these services, the Company recorded income of $1.8 million from GM during the three months ended March 31, 2005. There was no income from GM for this activity in 2006 as the Company no longer provides these services to GM.
      The Company provides global relocation services to GM and GMAC for certain relocations of their employees. The Company recorded income of $1.9 and $1.5 million for such services in the three months ended March 31, 2006 and 2005, respectively. In addition, GM and GMAC had mortgage-related fees for certain of their employees resulting in income of $0.8 and $0.9 million for the three months ended March 31, 2006 and 2005, respectively.
      At March 31, 2006, the Company had an intercompany tax receivable from GM of $328.2 million. A valuation allowance has not been established for the intercompany tax receivable because the Company has determined that it is more likely than not that all Company carryforwards will be utilized by GM.
      GMAC provided the Company with certain services for which a management fee was charged. The Company had GMAC management fees expense of $2.3 and $1.6 million for the three months ended March 31, 2006 and 2005, respectively.
      The Company provides working capital funding and construction lending financing for affiliates of equity method investees. The affiliates of the investees had outstanding working capital balances of $54.5 million at March 31, 2006. The Company recognized interest income of $1.0 and $0.8 million for the three months ended March 31, 2006 and 2005, respectively, on these balances. The affiliates of the investees had outstanding construction lending receivable balances of $246.7 million at March 31, 2006. The Company recognized interest income on these receivables of $4.9 and $1.7 million for the three months ended March 31, 2006 and 2005, respectively.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) — (Continued)
      The Company provides warehouse funding to other equity method investees. The outstanding warehouse lending receivable balance for the investees was $147.5 million as of March 31, 2006. The Company recognized interest income on these receivables of $1.9 and $1.6 million for the three months ended March 31, 2006 and 2005, respectively. The Company purchased $114.3 and $55.0 million of loans at market prices from the investees during the first three months of 2006 and 2005, respectively.
      The Company had short-term receivables from unconsolidated affiliates of $16.3 million included within accounts receivable at March 31, 2006.

12.	Segment Information
      Financial results for the Company’s reportable operating segments were as follows:

			Business	International
	GMAC	Residential	Capital	Business	Corporate and
Three Months Ended March 31,	Residential	Capital Group	Group	Group	Other	Eliminations	Consolidated

	(In thousands)
2006
Net interest income (expense)	$58,739	$310,611	$20,775	$41,124	$(3,253)	$—	$427,996
Provision for loan losses	(2,610)	(116,810)	(62)	(3,268)	17	—	(122,733)
Other revenue	208,112	192,000	80,953	75,545	79,302	701	636,613

Total net revenue	264,241	385,801	101,666	113,401	76,066	701	941,876
Operating expenses	233,519	210,905	12,527	54,829	90,629	—	602,409

Income (loss) before income tax expense	30,722	174,896	89,139	58,572	(14,563)	701	339,467
Income tax expense (benefit)	22,014	68,787	35,059	17,215	(5,369)	267	137,973

Net income (loss)	$8,708	$106,109	$54,080	$41,357	$(9,194)	$434	$201,494

Total assets	$23,605,383	$80,586,582	$5,947,491	$9,682,805	$20,505,722	$(18,389,497)	$121,938,486

			Business	International
	GMAC	Residential	Capital	Business	Corporate
Three Months Ended March 31,	Residential	Capital Group	Group	Group	and Other	Eliminations	Consolidated

	(In thousands)
2005
Net interest income (expense)	$73,215	$416,049	$37,214	$23,491	$(5,899)	$—	$544,070
Provision for loan losses	(1,103)	(148,346)	(7,472)	1,330	(241)	—	(155,832)
Other revenue	278,071	192,773	50,038	66,100	152,357	—	739,339

Total net revenue	350,183	460,476	79,780	90,921	146,217	—	1,127,577
Operating expenses	204,432	214,751	17,210	58,412	103,922	—	598,727

Income before income tax expense	145,751	245,725	62,570	32,509	42,295	—	528,850
Income tax expense	66,559	94,190	23,983	9,863	12,460	—	207,055

Net income	$79,192	$151,535	$38,587	$22,646	$29,835	$—	$321,795

Total assets	$20,693,730	$65,721,382	$4,679,369	$7,953,299	$(398,252)	$(3,339)	$98,646,189

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) — (Continued)

13.	Regulatory Matters
      Certain subsidiaries of the Company associated with the Company’s mortgage and real estate operations are required to maintain certain regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state and foreign agencies that could have a material effect on the Company’s results of operations and financial condition. These entities were in compliance with these requirements throughout the three months ended March 31, 2006.
      As a federally chartered savings bank regulated by the Office of Thrift Supervision, GMAC Bank has complied with the following regulatory capital guidelines:

	Minimum	Minimum to be	March 31,
	Required	Well-Capitalized	2006

Tier 1 leverage	4%	5%	7.1%
Tier 1 risk-based capital	4	6	10.3
Total risk-based capital	8	10	10.4

14.	Subsequent Event
      As has been previously announced, on April 2, 2006 GM and GMAC entered into a purchase and sale agreement among GM Finance Co. Holdings, Inc., a wholly owned subsidiary of GM, and FIM Holdings LLC. FIM Holdings LLC is an investment vehicle formed for purposes of the transactions contemplated by the purchase and sale agreement by Cerberus Capital Management, L.P., Aozora Bank Limited and Citigroup Inc. Pursuant to the purchase and sale agreement, and subject to the terms and conditions set forth therein, among other things,

•	GMAC and most of its U.S. direct and indirect subsidiaries (other than GMAC Insurance Holdings Inc. and its subsidiaries), including the Company and most of its U.S. direct and indirect subsidiaries, will convert into limited liability companies (whether by statutory conversion or merger);

•	The Company will dispose of its interests in GMAC Bank and is exploring options to preserve some of the benefits the Company obtains from GMAC Bank, which may include the creation or acquisition (in whole or in part) of, or the development of a relationship with, an industrial bank; and

•	GM will sell to FIM Holdings common limited liability company interests of GMAC representing 51% of the common limited liability company interests of GMAC.
      The sale and other transactions described above are subject to the satisfaction or waiver of customary and other closing conditions, including, among other things, (i) the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) receipt of other regulatory approvals and licenses, (iii) reasonable satisfaction by the members of the purchaser, pursuant to an agreement with, or other writing from, the Pension Benefit Guaranty Corporation that, following the closing, GMAC and its subsidiaries will not have any liability with respect to the ERISA plans of GM, (iv) receipt of ratings for the senior unsecured long-term indebtedness of GMAC and the Company, after giving effect to the transactions contemplated by the purchase and sale agreement, of at least BB and BBB- (or their respective equivalents), respectively, and an A.M. Best rating for GMAC’s significant insurance subsidiaries of at least B++, and (v) that no material adverse effect will have occurred with respect to the business, financial condition or results of operations of GMAC, which includes any actual downgrading by any of the major rating agencies of GM’s unsecured long-term indebtedness rating below CCC or its equivalent. The purchase and sale agreement may be terminated upon the occurrence of certain events, including the failure to complete the acquisition by March 31, 2007. GM has announced that it expects the transactions described above to be completed in the fourth quarter of 2006.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) — (Continued)

15.	Supplemental Financial Information
      The following supplemental financial information presents the condensed consolidating balance sheet, statement of income and statement of cash flows for the Company, the guarantor and non-guarantor subsidiaries. The senior unsecured notes issued by the Company are unconditionally and jointly and severally guaranteed by certain domestic subsidiaries.
      As a holding company, the Company is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet potential future obligations. The Company and any guarantor subsidiary are able to control receipt of dividends and other payments from its respective subsidiaries subject to the satisfaction of covenants and conditions contained in any existing and future financing documents. Certain statutory restrictions or regulatory constraints may also restrict the payment of amounts to the Company or any guarantor subsidiary.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) — (Continued)
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$1,780,400	$179,352	$503,661	$(229,836)	$2,233,577
Mortgage loans held for sale	—	6,335,543	11,787,456	1,747	18,124,746
Trading securities	—	2,638,703	1,623,008	—	4,261,711
Available for sale securities	—	724,849	136,604	(718,287)	143,166
Mortgage loans held for investment, net	—	3,335,231	69,434,756	(96,871)	72,673,116
Lending receivables, net	—	1,797,276	10,616,505	(3,575)	12,410,206
Mortgage servicing rights, net	—	4,521,768	4,703	—	4,526,471
Accounts receivable	6,479	1,316,488	1,064,656	(458,943)	1,928,680
Investments in real estate and other	—	279,139	1,875,938	—	2,155,077
Goodwill	—	218,803	240,369	—	459,172
Other assets	266,853	5,982,088	1,930,868	(5,157,245)	3,022,564
Investment in and loans to subsidiaries	18,187,188	3,901,815	—	(22,089,003)	—

Total assets	$20,240,920	$31,231,055	$99,218,524	$(28,752,013)	$121,938,486

LIABILITIES
Borrowings:
Affiliate borrowings	$3,630,000	$11,395,000	$1,085,364	$(11,395,000)	$4,715,364
Collateralized borrowings in securitization trusts	—	—	58,801,030	—	58,801,030
Other borrowings	8,576,915	9,956,777	23,916,948	(1,180,804)	41,269,836

Total borrowings	12,206,915	21,351,777	83,803,342	(12,575,804)	104,786,230
Deposit liabilities	—	—	5,847,481	(251,836)	5,595,645
Other liabilities	270,526	3,087,090	5,663,740	(5,228,224)	3,793,132

Total liabilities	12,477,441	24,438,867	95,314,563	(18,055,864)	114,175,007

STOCKHOLDER’S EQUITY
Common stock and paid-in capital	3,392,958	2,427,958	1,397,035	(3,824,993)	3,392,958
Retained earnings	4,169,214	4,162,923	2,309,784	(6,472,707)	4,169,214
Accumulated other comprehensive income	201,307	201,307	197,142	(398,449)	201,307

Total stockholder’s equity	7,763,479	6,792,188	3,903,961	(10,696,149)	7,763,479

Total liabilities and stockholder’s equity	$20,240,920	$31,231,055	$99,218,524	$(28,752,013)	$121,938,486

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) — (Continued)
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Three Months Ended March 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
Revenue
Interest income	$202,436	$420,337	$1,427,604	$(187,012)	$1,863,365
Interest expense	201,125	248,352	1,183,932	(198,040)	1,435,369

Net interest income	1,311	171,985	243,672	11,028	427,996
Provision for loan losses	—	10,337	113,036	(640)	122,733

Net interest income after provision for loan losses	1,311	161,648	130,636	11,668	305,263
Gain on sale of mortgage loans, net	—	173,893	114,059	(20,888)	267,064
Servicing fees	—	377,334	(1,219)	(1,431)	374,684
Amortization and impairment of servicing rights	—	—	—	—	—
Servicing asset valuation and hedge activities, net	—	(185,226)	(287)	—	(185,513)

Net servicing fees	—	192,108	(1,506)	(1,431)	189,171
Gain (loss) on investment securities, net	(90)	(46,069)	27,730	—	(18,429)
Real estate related revenues	—	26,221	117,974	—	144,195
Other income	—	33,800	41,477	(20,665)	54,612

Total net revenue	1,221	541,601	430,370	(31,316)	941,876
Expenses
Compensation and benefits	—	195,126	111,678	—	306,804
Professional fees	—	44,682	12,118	—	56,800
Data processing and telecommunications	—	32,721	12,198	—	44,919
Advertising	—	34,221	7,527	—	41,748
Occupancy	—	20,536	12,289	—	32,825
Other	1,072	78,103	61,313	(21,175)	119,313

Total expenses	1,072	405,389	217,123	(21,175)	602,409

Income before income tax expense	149	136,212	213,247	(10,141)	339,467
Income tax expense	57	69,686	71,459	(3,229)	137,973

Income (loss) before equity in net earnings of subsidiaries	92	66,526	141,788	(6,912)	201,494
Equity in net earnings of subsidiaries	201,402	134,876	—	(336,278)	—

Net income	$201,494	$201,402	$141,788	$(343,190)	$201,494

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) — (Continued)
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Three Months Ended March 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
Revenue
Interest income	$—	$211,656	$1,108,123	$(9,799)	$1,309,980
Interest expense	—	119,313	658,512	(11,915)	765,910

Net interest income	—	92,343	449,611	2,116	544,070
Provision for loan losses	—	54,813	101,019	—	155,832

Net interest income after provision for loan losses	—	37,530	348,592	2,116	388,238
Gain on sale of mortgage loans, net	—	171,426	157,365	852	329,643
Servicing fees	—	346,037	1,864	(507)	347,394
Amortization and impairment of servicing rights	—	(140,105)	325	—	(139,780)
Servicing asset valuation and hedge activities, net	—	(67,861)	—	—	(67,861)

Net servicing fees	—	138,071	2,189	(507)	139,753
Gain on investment securities, net	—	54,233	17,882	—	72,115
Real estate related revenues	—	46,714	84,660	—	131,374
Other income	—	18,322	75,519	(27,387)	66,454

Total net revenue	—	466,296	686,207	(24,926)	1,127,577
Expenses
Compensation and benefits	—	208,623	111,308	—	319,931
Professional fees	—	40,759	9,539	—	50,298
Data processing and telecommunications	—	33,148	16,297	—	49,445
Advertising	—	32,623	6,682	—	39,305
Occupancy	—	18,654	10,913	—	29,567
Other	—	68,647	67,974	(26,440)	110,181

Total expenses	—	402,454	222,713	(26,440)	598,727

Income before income tax expense	—	63,842	463,494	1,514	528,850
Income tax expense	—	51,055	155,450	550	207,055

Income before equity in net earnings of subsidiaries	—	12,787	308,044	964	321,795
Equity in net earnings of subsidiaries	321,795	309,008	—	(630,803)	—

Net income	$321,795	$321,795	$308,044	$(629,839)	$321,795

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) — (Continued)
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$19,698	$(5,264,043)	$2,445,694	$31,654	$(2,766,997)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in lending receivables	—	(76,217)	1,098,020	—	1,021,803
Originations and purchases of mortgage loans held for investment	—	(4,815,096)	(2,735,673)	1,098,232	(6,452,537)
Proceeds from sales and repayments of mortgage loans held for investment	—	1,703,945	5,235,084	(1,086,760)	5,852,269
Purchases of available for sale securities	—	(6)	(6,569)	—	(6,575)
Proceeds from sales and repayments of available for sale securities	—	485	4,452	—	4,937
Purchase of and advances to investments in real estate and other	—	(17,549)	(440,139)	—	(457,688)
Proceeds from sales of and returns of investments in real estate and other	—	24,872	169,584	—	194,456
Payment of capital contribution	(35,000)	(41,826)	—	76,826	—
Net increase in affiliate lending	(967,028)	—	—	967,028	—
Other, net	(110,280)	(35,941)	201,263	—	55,042

Net cash provided by (used in) investing activities	(1,112,308)	(3,257,333)	3,526,022	1,055,326	211,707
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in affiliate borrowings	(500,000)	967,028	13,658	(967,028)	(486,342)
Net increase in other short-term borrowings	—	(185,728)	(3,096,123)	1,306	(3,280,545)
Proceeds from issuance of collateralized borrowings in securitization trusts	—	7,726,261	—	—	7,726,261
Repayments of collateralized borrowings in securitization trusts	—	—	(5,131,505)	—	(5,131,505)
Proceeds from secured aggregation facilities, long-term	—	—	4,513,759	—	4,513,759
Repayments of secured aggregation facilities, long-term	—	—	(5,141,761)	—	(5,141,761)
Proceeds from other long-term borrowings	1,758,458	—	1,281,467	—	3,039,925
Repayments of other long-term borrowings	—	—	(149,668)	—	(149,668)
Payments of debt issuance costs	(12,262)	—	(22,857)	—	(35,119)
Proceeds from capital contribution	—	35,000	41,826	(76,826)	—
Dividends paid	—	—	(970)	970	—
Increase in deposit liabilities	—	—	1,673,091	(200,750)	1,472,341

Net cash provided by (used in) financing activities	1,246,196	8,542,561	(6,019,083)	(1,242,328)	2,527,346
Effect of foreign exchange rates on cash and cash equivalents	—	—	(5,224)	(8)	(5,232)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	153,586	21,185	(52,591)	(155,356)	(33,176)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,626,814	158,167	556,252	(74,480)	2,266,753

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,780,400	$179,352	$503,661	$(229,836)	$2,233,577

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Transfer of $7.9 billion of mortgage loans held for investment from guarantor subsidiaries to non-guarantor subsidiaries.
Transfer of $7.7 billion of collateralized borrowings in securitization trusts from guarantor subsidiaries to non-guarantor subsidiaries.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) — (Continued)
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
NET CASH USED IN OPERATING ACTIVITIES	$—	$(7,377,119)	$(333,386)	$(7,718)	$(7,718,223)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in lending receivables	—	(155,917)	478,235		322,318
Originations and purchases of mortgage loans held for investment	—	(3,889,244)	(884,845)	—	(4,774,089)
Proceeds from sales and repayments of mortgage loans held for investment	—	2,882,811	5,140,901	—	8,023,712
Purchases of available for sale securities	—	(297,803)	—	—	(297,803)
Proceeds from sales and repayments of available for sale securities	—	160,457	—	—	160,457
Additions to mortgage servicing rights, net	—	(27,471)	(573)	—	(28,044)
Purchase of and advances to investments in real estate and other	—	(1,682)	(203,769)	—	(205,451)
Proceeds from sales of and returns of investments in real estate and other	—	37,523	134,282	—	171,805
Payment of capital contribution	—	(32,965)	—	32,965	—
Other, net	—	(3,720)	26,496	—	22,776

Net cash provided by (used in) investing activities	—	(1,328,011)	4,690,727	32,965	3,395,681
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in affiliate borrowings	—	440,400	(176,813)	—	263,587
Net increase in other short-term borrowings	—	4,263,803	235,512	—	4,499,315
Proceeds from issuance of collateralized borrowings in securitization trusts	—	3,507,011	244,134	—	3,751,145
Repayments of collateralized borrowings in securitization trusts	—	—	(5,086,291)	—	(5,086,291)
Proceeds from other long-term borrowings	—	—	453,854	—	453,854
Repayments of other long-term borrowings	—	—	(250,925)	—	(250,925)
Payments of debt issuance costs	—	—	(3,123)	—	(3,123)
Proceeds from capital contribution	—	—	32,965	(32,965)	—
Increase in deposit liabilities	—	—	345,911	—	345,911

Net cash provided by (used in) financing activities	—	8,211,214	(4,204,776)	(32,965)	3,973,473
Effect of foreign exchange rates on cash and cash equivalents	—	—	(6,242)	—	(6,242)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(493,916)	146,323	(7,718)	(355,311)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	648,511	293,712	(43,140)	899,083

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$154,595	$440,035	$(50,858)	$543,772

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Transfer of $3.7 billion of mortgage loans held for investment from guarantor subsidiaries to non-guarantor subsidiaries.
Transfer of $3.5 billion of collateralized borrowings in securitization trusts from guarantor subsidiaries to non-guarantor subsidiaries.
Transfer of ownership of subsidiaries from GMAC Mortgage Group to parent of $4.4 billion.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are a leading real estate finance company focused primarily on the residential real estate market. Our businesses include the origination, purchase, service, sale and securitization of residential mortgage loans. We conduct our operations and manage and report our financial information primarily through four operating business segments:

•	GMAC Residential. Our GMAC Residential segment primarily originates, purchases, sells, securitizes and services residential mortgage loans. This segment originates residential mortgage loans through a retail branch network, direct lending centers and mortgage brokers, and also purchases residential mortgage loans from correspondent lenders. The majority of the loans originated or purchased by this segment are prime credit quality loans that meet the underwriting standards of Fannie Mae or Freddie Mac. This segment also provides collateralized lines of credit to other originators of residential mortgage loans, which we refer to as warehouse lending. Our limited banking activities through GMAC Bank are included in this segment.

•	Residential Capital Group. Our Residential Capital Group originates, purchases, sells, securitizes and services residential mortgage loans. This segment originates residential mortgage loans primarily through mortgage brokers, purchases loans from correspondent lenders and other third parties and provides warehouse lending. The residential mortgage loans produced by this segment cover a broad credit spectrum and generally do not conform to the underwriting requirements of Fannie Mae or Freddie Mac. These loans are primarily securitized through the issuance of non-agency mortgage-backed and mortgage related asset-backed securities.

•	Business Capital Group. Our Business Capital Group provides financing and equity capital to residential land developers and homebuilders and financing to resort developers and healthcare-related enterprises.

•	International Business Group. Our International Business Group includes substantially all of our operations outside of the United States.
      Our other business operations include our real estate brokerage and relocation business, which is not significant to our consolidated results of operations. This business is included with certain holding company activities and other adjustments to conform the reportable segment information to our consolidated results of operations.
Results of Operations

Consolidated Results
      Our net income was $201.5 million for the three months ended March 31, 2006, compared to $321.8 million for the same period in 2005. The decrease in net income was primarily the result of a decrease in net interest income, lower gains on sales of mortgage loans and a loss on investment securities. These decreases in net income were partially offset by a lower provision for loan losses, higher real estate related revenues and increased net servicing fees.
      Our mortgage loan production for the three months ended March 31, 2006 was $41.6 billion, an increase of 14.0% compared to $36.5 billion in the same period in 2005. Our domestic mortgage loan production increased 7.5% and international mortgage loan production almost doubled in 2006 compared to the same period in 2005. Our domestic loan production increased, while the overall domestic mortgage origination market declined, resulting in an increase in our market share. The domestic mortgage origination market was estimated to be $526 billion for the three months ended March 31, 2006, a decrease of 12.0%, compared to an estimated $598 billion for the comparable period in 2005. The market share growth has been achieved through effectively changing our product offerings and pricing in our markets. The following summarizes domestic mortgage loan production by product type:

	U.S. Mortgage Loan Production by Type

	Three Months Ended March 31,

	2006		2005

	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans

	(Dollars in millions)
Prime conforming	46,053	$8,569	77,480	$14,188
Prime non-conforming	39,039	11,727	42,096	10,068
Government	5,998	861	9,404	1,197
Nonprime	59,230	9,096	40,011	5,616
Prime second-lien	101,420	5,815	50,659	2,488

Total U.S. production	251,740	$36,068	219,650	$33,557

      The following table summarizes our U.S. mortgage loan production by purpose and interest rate type:

	For the Three Months
	Ended March 31,

	2006	2005

	(In millions)
Purpose:
Purchase	$13,665	$11,844
Non-purchase	22,403	21,713

	$36,068	$33,557

Interest rate type:
Fixed rate	$19,300	$17,381
Adjustable rate	16,768	16,176

	$36,068	$33,557

      The following summarizes domestic mortgage loan production by delivery channel:

	U.S. Mortgage Loan Production by Channel

	Three Months Ended March 31,

	2006		2005

	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans

	(Dollars in millions)
Retail branches	25,321	$3,595	27,847	$4,197
Direct lending (other than retail branches)	35,567	3,083	38,554	4,284
Mortgage brokers	40,665	7,053	29,173	4,764
Correspondent lenders and secondary market purchases	150,187	22,337	124,076	20,312

Total U.S. production	251,740	$36,068	219,650	$33,557

      The following table summarizes our international mortgage loan production:

	International Mortgage Loan Production

	Three Months Ended March 31,

	2006		2005

		Dollar		Dollar
	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans

	(Dollars in millions)
Total International Production	26,511	$5,512	14,621	$2,904

      Net interest income was $428.0 million for the three months ended March 31, 2006, compared to $544.1 million in the same period in 2005, a decrease of $116.1 million, or 21.3%. Our interest income increased $553.4 million for the three months ended March 31, 2006, compared to the same period in 2005, which was primarily due to an increase in our average interest-earning assets including mortgage loans held for sale, mortgage loans held for investment, lending receivables and other interest-earning assets. Our interest expense increased $669.5 million for the three months ended March 31, 2006, compared to the same period in 2005. This increase was due to increases in the average balance of interest-bearing liabilities and the cost of funds. The increase in our funding costs was primarily due to the increase in short-term market interest rates associated with the flattening of the yield curve that continued in the first three months of 2006. While our earning asset yields increased compared to the same period in 2005, the increase in funding costs exceeded the increase in earning asset yields resulting in lower net interest income.
      The provision for losses was $122.7 million for the three months ended March 31, 2006, compared to $155.8 million in the same period in 2005, representing a decrease of $33.1 million. The decrease was driven by favorable loan loss severity due to home price appreciation, an increase in the percentage of prime mortgage loans as a percentage of total mortgage loans and a slowing in the growth of delinquencies on mortgage loans held for investment. In addition, the growth in total nonaccrual loans as a percentage of total mortgage loans slowed in the first three months of 2006, compared to the same period in 2005.
      Gain on sale of mortgage loans of $267.1 million for the three months ended March 31, 2006 was $62.5 million lower than the $329.6 million in the same period in 2005. This 19.0% decrease was primarily due to the sale of our Mexican distressed loan business in the first quarter of 2005, which generated a pretax gain of $63.0 million. In addition, our margin on sales declined due to competitive pressures. However, the decline in margin was almost entirely offset by an increase in the level of production and sales.
      Net servicing fees were $189.2 million for the three months ended March 31, 2006, compared to $139.8 million in the same period in 2005, representing an increase of $49.4 million. The increase in net servicing fees was driven by an increase in the size and value of our mortgage servicing rights portfolio. The domestic servicing portfolio was $368.3 billion as of March 31, 2006, an increase of 16.8% from $315.3 billion as of March 31, 2005. The value of mortgage servicing rights increased during the first quarter of 2006, as compared to the same quarter of 2005, primarily due to favorable prepayment speeds as a result of increased market interest rates. The adoption of Statement of Financial Accounting Standards (SFAS) No. 156 on January 1, 2006 resulted in the recording of our mortgage servicing rights at fair value. Prior to the adoption, a significant portion of our mortgage servicing rights were recorded at fair value using hedge accounting. The after-tax impact of the adoption at January 1, 2006 was to increase stockholder’s equity $3.9 million reflecting the recording of the mortgage servicing rights at fair value. With the adoption of fair value accounting, mortgage servicing rights will no longer be amortized and the changes in fair value will be reported in earnings in the period those changes occur and will be classified as “Servicing asset valuation and hedge activities” on the income statement and the “Amortization and impairment of servicing rights” income statement line item will no longer be utilized. On a prospective basis, under fair value accounting, the impact of amortization is being recorded in the change in fair value of the mortgage servicing rights.

      The following table summarizes the primary domestic mortgage loan servicing portfolio for which we hold the corresponding mortgage servicing rights:

	U.S. Mortgage Loan Servicing Portfolio

	March 31, 2006		December 31, 2005

	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans

	(Dollars in millions)
Prime conforming mortgage loans	1,401,134	$189,307	1,393,379	$186,405
Prime non-conforming mortgage loans	274,954	83,103	257,550	76,980
Government mortgage loans	180,357	18,160	181,679	18,098
Nonprime mortgage loans	482,452	57,108	493,486	56,373
Prime second-lien mortgage loans	564,962	20,573	500,534	17,073

Total Primary Servicing Portfolio*	2,903,859	$368,251	2,826,628	$354,929

*	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 294,606 with an unpaid principal balance of $41.8 billion at March 31, 2006 and 271,489 with an unpaid principal balance of $38.9 billion at December 31, 2005.
      Our international servicing portfolio was comprised of $24.9 billion of mortgage loans as of March 31, 2006.
      Gain on investment securities decreased by $90.5 million in the three months ended March 31, 2006, compared to the same period in 2005. The decrease was primarily due to losses on U.S. Treasury securities and unrealized losses on principal-only securities combined with lower unrealized gains on our interests that we continue to hold from our off-balance sheet securitizations. We increased the use of principal-only securities as a hedge to changes in the fair value of mortgage servicing rights.
      Real estate related revenues were $144.2 million for the three months ended March 31, 2006, a $12.8 million increase compared to the same period in 2005. This increase was the result of continued growth and profitability of our investments in real estate and related equity investments resulting in higher model home finance revenue and higher equity income. These increases were partially offset by decreases in real estate brokerage and relocation fees as a result of the softer real estate sales market.
      On April 21, 2006, we signed a definitive agreement to sell our equity interest in a regional homebuilder. The agreement provides that completion of the sale is subject to certain conditions. We expect to close this cash transaction during the second quarter of 2006. Upon closing, we expect to record a gain that is estimated to be material to our results of operations. We are selling our entire equity investment in this regional homebuilder and, under the equity method of accounting, our share of pretax income recorded from this investment was approximately $20.1 million and $13.4 million for the three months ended March 31, 2006 and 2005, respectively, and $95.8 million for the year ended December 31, 2005.

Segment Results

GMAC Residential
      The following table presents the results of operations for GMAC Residential:

	Three Months Ended
	March 31,

	2006	2005

	(In millions)
Net interest income	$58.7	$73.2
Provision for loan losses	(2.6)	(1.1)
Gain on sales of mortgage loans, net	89.6	132.5
Servicing fees	248.8	234.4
Amortization and impairment of servicing rights	—	(137.7)
Servicing asset valuation and hedge activities, net	(121.3)	(13.9)

Net servicing fees	127.5	82.8
Other income	(9.0)	62.8
Operating expenses	(233.5)	(204.4)
Income tax expense	(22.0)	(66.6)

Net income	$8.7	$79.2

      GMAC Residential had net income of $8.7 million for the three months ended March 31, 2006, compared to $79.2 million for the three months ended March 31, 2005. The decrease in net income was primarily due to declines in net interest income, gain on sale of mortgage loans and other income and increases in operating expenses and the effective tax rate. These items were partially offset by an increase in net servicing fees.
      Loan originations totaled $16.1 billion in the first three months of 2006, compared to $22.3 billion for the same period in 2005. Origination volume was negatively impacted by a decline in the overall mortgage origination market.
      Net interest income declined $14.5 million, or 19.8%, in the first three months of 2006, compared to the same period in 2005. This decline was caused by an increase in borrowing costs, which was partially offset by an increase in interest income on mortgage loans held for investment. The segment’s cost of funds increased due to higher short-term interest rates. The average balance of mortgage loans held for investment increased to $8.1 billion in the first three months of 2006, compared to $1.7 billion for the same period in 2005.
      Gain on sales of mortgage loans decreased $42.9 million, or 32.4%, in the first three months of 2006, compared to the same period in 2005. A decrease in loans sold and off-balance sheet securitization volume due to lower loan production volume.
      Net servicing fees increased $44.7 million, or 54%, in the first three months of 2006, compared to the same period in 2005. This increase was driven by an increase in the value of the segment’s mortgage servicing rights portfolio. The value of mortgage servicing rights increased during the first quarter of 2006, as compared to the same period in 2005, primarily due to favorable prepayment speeds as a result of increased interest rates.
      Other income decreased by $71.8 million in the first three months of 2006, compared to the same period in 2005. The decrease was principally due to losses on U.S. Treasury securities and principal-only securities used to economically hedge mortgage servicing rights in the first three months of 2006 and lower unrealized gains on interests that continue to be held from home equity and high loan-to-value off-balance sheet securitizations as compared to the same period in 2005. The segment increased its use of principal-only securities in 2006 as an economic hedge to changes in the fair value of mortgage servicing rights.

      The effective tax rate for the segment was approximately 72% for the three months ended March 31, 2006, an increase from the approximate 46% effective rate for the same period in 2005. The segment’s tax rate was higher than would be expected when considering statutory tax rates due to certain state tax net operating loss limitations.

Residential Capital Group
      The following table presents the results of operations for Residential Capital Group:

	Three Months Ended
	March 31,

	2006	2005

	(In millions)
Net interest income	$310.6	$416.1
Provision for loan losses	(116.8)	(148.4)
Gain on sales of mortgage loans, net	109.6	65.6
Servicing fees	124.1	109.5
Amortization and impairment of servicing rights	—	(5.3)
Servicing asset valuation and hedge activities, net	(63.7)	(54.0)

Net servicing fees (loss)	60.4	50.2
Other income	22.0	76.9
Operating expenses	(210.9)	(214.7)
Income tax expense	(68.8)	(94.2)

Net income	$106.1	$151.5

      Net income decreased $45.4 million, or 30.0%, to $106.1 million for the three months ended March 31, 2006, compared to $151.5 million for the same period in 2005. The decrease was primarily caused by decreases in net interest income and other income. These negative impacts were partially offset by increases in gain on sales of mortgage loans and net servicing fees and a decrease in provision for loan losses.
      Loan originations increased $10.2 billion to $22.5 billion for the first three months of 2006, compared to $12.3 billion for the same period in 2005, which is an increase of 82.9%. Origination volume in 2006 was positively impacted by the growth in this segment’s market share. The increase in market share has come from the segment’s success in adapting to the competitive landscape to include changes to product offerings, pricing and mix.
      Net interest income decreased $105.5 million, or 25.4%, in the first three months of 2006, compared to the same period in 2005. This decline was caused by an increase in borrowing costs, which was partially offset by an increase in interest income on mortgage loans held for investment. The segment’s cost of funds increased due to higher short-term interest rates.
      The provision for loan losses was $116.8 million for the first three months of 2006, compared to $148.4 million in the same period in 2005, representing a decrease of $31.6 million. The decrease was driven by favorable loan loss severity due to home price appreciation and a slowing in the growth of both delinquencies on mortgage loans held for investment and total nonaccrual loans as a percentage of total mortgage loans.
      The gain on sales of mortgage loans increased $44.0 million, or 67.1%, to $109.6 million in the first three months of 2006, compared to $65.6 million for the same period in 2005. The increase was due to increased loan production and higher margins. The higher margins in the first three months of 2006 were driven by a change in the mix of mortgage loan sales toward higher margin products.

      Net servicing fees increased by $10.2 million, or 20.3%, in the first three months of 2006, compared to the same period in 2005. This increase was primarily driven by an increase in the mortgage loan servicing portfolio and an increase in the size and value of the segment’s mortgage servicing rights portfolio. The value of mortgage servicing rights increased during the first quarter of 2006, as compared to the same quarter of 2005, primarily due to favorable prepayment speeds as a result of increased interest rates.
      Other income decreased $54.9 million, or 71.4%, to $22.0 million in the first three months of 2006, compared to the same period in 2005. The decrease was due to a decrease in gains on investment securities, lower management fees from off-balance sheet aggregation facilities and lower real estate owned income. The decrease in gains on investment securities was due to a significant decrease in the volume of loans called from our off-balance sheet securitizations in the first three months of 2006, as compared the same period in 2005. The lower management fees from off-balance sheet aggregation facilities were due to an off-balance sheet facility that was terminated in late 2005. The lower real estate owned income was due to reductions in the carrying value of certain properties and lower realized net gains on sales of properties.

Business Capital Group
      The following table presents the results of operations for the Business Capital Group:

	Three Months Ended
	March 31,

	2006	2005

	(In millions)
Net interest income	$20.8	$37.2
Provision for loan losses	(0.1)	(7.5)
Other income	81.0	50.1
Operating expenses	(12.5)	(17.2)
Income tax expense	(35.1)	(24.0)

Net income	$54.1	$38.6

      Business Capital Group’s net income for the three months ended March 31, 2006 was $54.1 million compared to $38.6 million for the same period in 2005. This increase was primarily caused by an increase in real estate related revenues and decreases in the provision for loan losses and operating expenses, which were partially offset by lower net interest income.
      Net interest income decreased by $16.4 million, or 44.1%, in the first three months of 2006, compared to the same period in 2005. This decrease was due to an increase in funding costs and growth in borrowings related to increases in investments in real estate. The segment’s cost of funds increased due to higher short-term interest rates.
      The provision for loan losses decreased by $7.4 million in the first three months of 2006, compared to the same period in 2005. This change was primarily due to a decline in the growth rate of the portfolio and the reassessment of incurred loss estimates inherent in the portfolio.
      Other income increased by $30.9 million, or 61.7%, in the first three months of 2006, compared to the same period in 2005. This increase was primarily due to real estate related revenues generated from equity investments, fee income and a $560 million increase in the segment’s real estate owned portfolio, which consists of model homes and lot options.
      Operating expenses decreased by $4.7 million, or 27.3%, in the first three months of 2006, compared to the same period in 2005. This decrease was primarily due to a decrease in payroll-related expenses.

International Business Group
      The following table presents the results of operations for International Business Group:

	Three Months Ended
	March 31,

	2006	2005

	(In millions)
Net interest income	$41.1	$23.5
Provision for loan losses	(3.3)	1.3
Gain on sales of mortgage loans, net	66.7	67.1
Servicing fees	(2.3)	2.8
Amortization and impairment of servicing rights	—	0.3
Servicing valuation and hedge activities, net	(0.3)	—

Net servicing fees (loss)	(2.6)	3.1
Other income	11.5	(4.1)
Operating expenses	(54.8)	(58.4)
Income tax expense	(17.2)	(9.9)

Net income	$41.4	$22.6

      Net income for the three months ended March 31, 2006 was $41.4 million, compared to $22.6 million for the same period in 2005. The increase in net income is primarily the result of increases in net interest income and other income, which were partially offset by an increase in the provision for loan losses.
      Loan production totaled $5.5 billion in the first three months of 2006, compared to $2.9 billion during the same period in 2005. Origination volume in 2006 was positively impacted by the strategic launch of more competitively priced products in the United Kingdom.
      Net interest income increased $17.6 million in the first three months of 2006, compared to the same period in 2005. This increase was driven by the segment’s increase in average interest-earning assets (primarily mortgage loans held for investment and mortgage loans held for sale) and an increase in the average yield on these assets. Interest expense in the first three months of 2006 increased compared to the same period in 2005 primarily due to an increase in average borrowing levels to support the increase in earning asset levels. The average cost of funds was relatively unchanged.
      The provision for loan losses increased $4.6 million in the first three months of 2006, compared to the same period in 2005 primarily due to an increase in assets held for investment and higher delinquency experience in the United Kingdom.
      Gain on sales of mortgage loans decreased $0.4 million in the first three months of 2006, compared to the same period in 2005. The segment sold $6.4 billion of loans in the first three months of 2006, compared to $2.7 billion in the same period in 2005. The increase in mortgage loans sold was more than offset by a significant decrease in margins on loan sales due to competitive pressures.
      Other income increased $15.6 million in the first three months of 2006, compared to the same period in 2005. This increase was due to increases in unrealized gains/losses on mortgage-related securities in the United Kingdom, other fee income and investment income driven by additional equity investments in the Latin American business.

Corporate and Other
      The following table presents the results of operations for Corporate and Other:

	Three Months Ended
	March 31,

	2006	2005

	(In millions)
Net interest expense	$(3.3)	$(5.9)
Provision for loan losses	—	(0.2)
Gain on sales of loans	—	64.0
Servicing fees	4.6	1.2
Amortization and impairment of mortgage servicing rights	—	2.9
Servicing asset valuation and hedge activities, net	(0.2)	—

Net servicing fees	4.4	4.1
Other income	74.9	84.2
Operating expenses	(90.6)	(103.9)
Income tax expense (benefit)	5.4	(12.5)

Net income (loss)	$(9.2)	$29.8

      Corporate and Other represents our business operations outside of our four reportable operating segments and includes our real estate brokerage and relocation business, which are not significant to our consolidated results of operations. Corporate and Other also includes certain holding company activities and other adjustments to conform the reportable segment information to our consolidated results.
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
      Gain (loss) on sales of loans primarily relates to our Mexican distressed mortgage loan business, which was sold in the first three months of 2005 and generated a pretax gain of $63.0 million.

Asset Quality

Allowance for Loan Losses
      The following table summarizes the activity related to the allowance for loan losses:

	Mortgage Loans
	Held for	Lending
	Investment	Receivables	Total

	(In millions)
Balance at January 1, 2006	$1,065.9	$187.4	$1,253.3
Provision for loan losses	128.4	(5.7)	122.7
Charge-offs	(129.9)	(0.4)	(130.3)
Recoveries	14.9	0.1	15.0

Balance at March 31, 2006	$1,079.3	$181.4	$1,260.7

Balance at January 1, 2005	$873.0	$141.7	$1,014.7
Provision for loan losses	152.4	3.4	155.8
Charge-offs	(108.8)	(0.4)	(109.2)
Recoveries	14.0	—	14.0

Balance at March 31, 2005	$930.6	$144.7	$1,075.3

Allowance as a percentage of total:
March 31, 2006	1.46%	1.44%	1.46%
December 31, 2005	1.55%	1.38%	1.52%
      The following table summarizes the net charge-off information:

	Three Months Ended
	March 31,

	2006	2005

	(In millions)
Mortgage loans:
Prime conforming	$(0.8)	$—
Prime non-conforming	(6.5)	(14.5)
Prime second-lien	(2.3)	(2.0)
Nonprime	(105.6)	(78.3)
Lending receivables:
Warehouse	(0.3)	(0.4)

Total net charge-offs	$(115.5)	$(95.2)

Nonperforming Assets
      Nonperforming assets include nonaccrual loans, foreclosed assets and restructured loans. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 and 90 days past due, respectively, or when the timely collection of the principal of the loan, in whole or in part, is doubtful.

      Nonperforming assets consisted of the following:

	March 31,	December 31,	March 31,
	2006	2005	2005

	(In millions)
Nonaccrual loans:
Mortgage loans:
Prime conforming	$5.5	$9.8	$12.7
Prime non-conforming	342.5	361.7	249.3
Government	—	0.1	13.8
Prime second-lien	189.9	84.8	58.0
Nonprime*	5,680.0	5,730.7	4,804.4
Lending receivables:
Warehouse	25.5	41.8	4.7
Construction**	8.6	8.6	10.6
Commercial real estate	17.0	17.0	3.7

Total nonaccrual loans	6,269.0	6,254.5	5,157.2
Restructured loans	19.4	22.8	—
Foreclosed assets	626.0	506.5	561.9

Total nonperforming assets	$6,914.4	$6,783.8	$5,719.1

Total nonaccrual loans as a percentage of total mortgage loans held for investment and lending receivables	7.3%	7.6%	7.9%

Total nonperforming assets as a percentage of total consolidated assets	5.7%	5.7%	5.8%

*	Includes $242.0 million as of March 31, 2006, $374.1 million as of December 31, 2005 and $894.7 million as of March 31, 2005 of loans that were purchased distressed and already in nonaccrual status.

**	The $8.6 million loan on nonaccrual status was also a restructured loan and not included in the restructured loans line below.
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

      The following table summarizes the delinquency information for our mortgage loans held for investment portfolio:

	As of March 31,		As of December 31,		As of March 31,

	2006		2005		2005

		Percent of		Percent		Percent of
	Amount	Total	Amount	of Total	Amount	Total

	(Dollars in millions)
Current	$62,095	85.3%	$56,576	83.3%	$47,026	85.6%
Past due:
30 to 59 days	4,046	5.6	4,773	7.0	3,278	6.0
60 to 89 days	1,446	2.0	1,528	2.2	1,047	1.9
90 days or more	2,269	3.1	2,258	3.3	1,125	2.0
Foreclosures pending	1,627	2.2	1,356	2.0	1,411	2.6
Bankruptcies	1,279	1.8	1,520	2.2	1,078	1.9

Total unpaid principal balance	72,762	100.0%	68,011	100.0%	54,965	100.0%

Net premiums	990		948		1,022

Total	$73,752		$68,959		$55,987

      The allowance for loan losses as a percentage of mortgage loans held for investment and lending receivables was 1.46% as of March 31, 2006, compared to 1.52% as of December 31, 2005. The allowance for loan losses related to mortgage loans held for investment as a percentage of those loans was 1.46% as of March 31, 2006, a nine basis point decrease from 1.55% as of December 31, 2005. The decrease in the allowance as a percentage of mortgage loans held for investment was due to favorable loan loss severity due to home price appreciation, an increase in the percentage of prime mortgage loans as a percentage of total mortgage loans held for investment and a slowing in the growth of delinquencies. The percentage of delinquent mortgage loans held for investment, including nonaccrual, loans relative to unpaid principal balance declined to 14.7% as of March 31, 2006, compared to 16.8% as of December 31, 2005.
      The allowance for loan losses related to lending receivables as a percentage of lending receivables outstanding was 1.44% as of March 31, 2006, compared to 1.38% as of December 31, 2005. This increase was due to an increase in construction loans as a percentage of total receivables.
      The provision for loan losses was $122.7 million for the three months ended March 31, 2006, compared to $155.8 million in the same period in 2005, representing a decrease of $33.1 million. The decrease was driven by favorable loan loss severity due to home price appreciation, an increase in the percentage of prime mortgage loans as a percentage of total mortgage loans and a slowing in the growth of delinquencies on mortgage loans held for investment as a percentage of the total. In addition, the growth in total nonaccrual loans as a percentage of total mortgage loans slowed in the first three months of 2006, as compared to the same period in 2005. The percentage of prime mortgage loans held for investment increased to 20.1% at March 31, 2006, compared to 17.5% at December 31, 2005 and 17.4% at March 31, 2005. Delinquent mortgage loans held for investment totaled $10.7 billion or 14.7% of total mortgage loans held for investment at March 31, 2006, compared to $11.4 billion, or 16.8%, at December 31, 2005.
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

	Unpaid Principal Balance

	As of March 31,	As of December 31,
	2006	2005

	(In millions)
Mortgage Loans Held for Sale — Domestic
Interest-only mortgage loans	$3,388.0	$3,316.3
Option adjustable rate mortgage loans	1,727.2	1,097.6
High loan-to-value (100% or more) mortgage loans	715.1	391.7
Below market initial rate (“teaser”) mortgage loans	33.8	16.6

Mortgage Loans Held for Investment — Domestic
Interest-only mortgage loans	$12,831.8	$11,118.9
Option adjustable rate mortgage loans	28.8	16.3
High loan-to-value (100% or more) mortgage loans	12,824.9	12,904.7
Below market initial rate (“teaser”) mortgage loans	358.1	394.8

Mortgage Loans — Held for Sale and Investment — International
Interest-only mortgage loans	$4,148.3	$4,925.9
Option adjustable rate mortgage loans	—	—
High loan-to-value (100% or more) mortgage loans	5.9	21.8
Below market initial rate (“teaser”) mortgage loans	—	—
      Our total production related to these products was as follows:

	Loan Production
	for the
	Three Months Ended
	March 31,

	2006	2005

	(In millions)
Interest-only mortgage loans	$11,646.1	$7,551.8
Option adjustable rate mortgage loans	3,240.4	13.5
High loan-to-value (100% or more) mortgage loans	2,285.7	1,854.7
Below market initial rate (“teaser”) mortgage loans	28.2	18.5
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

      We were formed to obtain cost effective additional liquidity to fund the growth of our businesses, provide independent access to unsecured debt markets, further diversify our sources of liquidity and ultimately replace all borrowings from affiliates. Our future funding and liquidity strategy includes issuing additional unsecured long-term debt as our needs dictate and market conditions allow. We plan to further diversify our funding sources. We may also securitize types of assets that we have not historically securitized.
      In April 2006, we issued $3.5 billion of unsecured debt to investors. The issued debt included $2.5 billion of senior unsecured debt from the $12.0 billion shelf registration and $1.0 billion of subordinated unsecured debt.

Funding Sources
      The following table sets forth our sources of funding as of March 31, 2006 and December 31, 2005:

	Outstanding as of

	March 31,	December 31,
	2006	2005

	(In millions)
Collateralized borrowings in securitization trusts	$58,801.0	$56,097.8
Short-term secured borrowings	22,759.8	24,675.0
Short-term unsecured non-affiliate borrowings	1,098.6	1,277.1
Long-term secured borrowings	4,192.1	4,738.6
Long-term unsecured non-affiliate borrowings	8,851.4	7,181.8
FHLB advances — short-term	396.0	1,506.0
FHLB advances — long-term	3,972.0	2,922.0
Affiliate borrowings — short-term	1,085.4	1,047.5
Affiliate subordinated borrowings — long-term	3,630.0	4,130.0

Total borrowings	104,786.3	103,575.8
Bank deposits	5,595.6	4,123.3

Total borrowings and deposits	110,381.9	107,699.1
Off-balance sheet financings	87,576.5	78,290.7

Total	$197,958.4	$185,989.8

      The following table shows the amount of secured committed and unused liquidity facilities as of March 31, 2006 and December 31, 2005:

	Secured Committed		Unused Secured Committed
	Liquidity Facilities as of		Liquidity Facilities as of

	March 31,	December 31,	March 31,	December 31,
	2006	2005	2006	2005

	(In millions)
Mortgage loans and warehouse lending(a)	$22,898.8	$23,739.8	$12,340.4	$9,456.0
Residential construction lending receivables(b)	1,575.0	1,275.0	292.0	220.0
Other(c)	2,625.0	2,625.0	258.9	246.9

Total	$27,098.8	$27,639.8	$12,891.3	$9,922.9

(a)	Facilities to fund mortgage loan and warehouse lending receivables.

(b)	Facilities to fund residential construction and resort finance.

(c)	Facilities to fund servicing advances, servicing rights and interests that continue to be held from our off-balance sheet securitizations.

          Off-Balance Sheet Financings
      Our total off-balance sheet financings were $87.6 billion as of March 31, 2006 and $78.3 billion as of December 31, 2005. A significant portion of our off-balance sheet financing relates to securitizations issued in off-balance sheet trusts. The off-balance sheet securitization trusts had aggregate outstanding debt balances of $86.9 billion as of March 31, 2006 and $77.6 billion as of December 31, 2005.
      We also have off-balance sheet structured facilities that fund mortgage loans during the aggregation period as well as warehouse lending receivables. These facilities provide funding for these assets through the issuance of commercial paper from multi- and single-seller asset-backed commercial paper conduits. The structured facilities had aggregate outstanding balances of $396.6 million as of March 31, 2006 and $717.2 million as of December 31, 2005.
     Credit Ratings
      The following table summarizes our current credit ratings from the major credit rating agencies:

	Commercial	Senior
Rating Agency	Paper	Debt	Outlook

Fitch	F3	BBB-	Positive
Moody’s	P3	Baa3	Possible Downgrade
S&P	A-3	BBB-	Developing
DBRS	R-2 (middle)	BBB	Developing
      The credit ratings of GM and GMAC have been adversely affected in recent years because of concerns as to the financial outlook of GM, including its overall market position in the automotive industry and its burdensome health care obligations, and each of Fitch, Moody’s and S&P currently rate GM’s and GMAC’s unsecured debt as non-investment grade. Any action with respect to the credit ratings of GM or GMAC could impact our ratings because of our position as a wholly-owned subsidiary of GMAC.
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
      Financial Accounting Standards Board Staff Position Nos. 115-1 and 124-1 — In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Nos. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which nullified certain requirements of The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). FSP Nos. 115-1 and 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Adoption of FSP Nos. 115-1 and 124-1 did not have a material impact on our financial condition or results of operations.
      Statement of Financial Accounting Standards No. 155 — In February 2006, the FASB issued Statement of Financial Accounting Standards 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155), which provides the following: (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies the concentrations of credit in the form of subordination are not embedded derivatives, and (5) amends Statement 140 to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of SFAS 155 is not expected to have a material impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
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
      Based upon this modeling, the following table summarizes the estimated change in fair value of our interest rate-sensitive assets, liabilities and commitments as of March 31, 2006, given several hypothetical, instantaneous, parallel-shifts in the yield curve:

	Change in Fair Value

Change in Interest Rate (basis points)	-100	-50	+50	+100

	(In millions)
Mortgage serving rights and other financial instruments:
Mortgage servicing rights and other retained interests	$(782)	$(303)	$184	$382
Impact of servicing hedge:
Swap-based	154	45	14	73
Treasury-based	103	50	(48)	(93)
Others	515	256	(252)	(503)

Mortgage servicing rights and other retained interests, net	(10)	48	(102)	(141)

Committed pipeline	69	47	(88)	(215)
Mortgage loan inventory	259	151	(174)	(369)
Impact of associated derivative instruments:
Mortgage-based	(132)	(83)	128	297
Eurodollar-based	(17)	(9)	9	17
Others	(168)	(88)	94	190

Committed pipeline and mortgage loan inventory, net	11	18	(31)	(80)

Net change in fair value related to other businesses	5	3	(3)	(6)

	Change in Fair Value

Change in Interest Rate (basis points)	-100	-50	+50	+100

	(In millions)
GMAC Bank:
Securities portfolio	$1	$1	$(1)	$(1)
Mortgage loans	140	79	(91)	(190)
Deposit liabilities	(7)	(3)	3	7
Federal Home Loan Bank advances	(112)	(57)	59	120
Other liabilities	(28)	(14)	14	28

GMAC Bank, net	(6)	6	(16)	(36)

Notes payable and capital securities	(218)	(108)	105	207
Impact of associated derivative instruments:
Swap-based	243	120	(117)	(231)

Notes payable and capital securities, net	25	12	(12)	(24)
Insurance company investment portfolios	3	1	(2)	(3)

Net change in fair value related to mortgage servicing rights and other financial instruments	$28	$88	$(166)	$(290)

Net change in fair value related to broker-dealer trading securities	$(2)	$(1)	$—	$1

      These sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate certain movements in interest rates; do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another; are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and do not incorporate other factors that would impact our overall financial performance in such scenarios, most significantly the impact of changes in loan production earnings that result from changes in interest rates. In addition, not all of the changes in fair value would impact current-period earnings. For example, our debt is carried at its unpaid principal balance net of issuance discount or premium; therefore, absent hedge accounting, changes in the market value of our debt are not recorded in current-period earnings. For these reasons, the preceding estimates should not be viewed as an earnings forecast.
Item 4.  Controls and Procedures.
      We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on management’s evaluation, our Chief Executive and Chief Financial Officer each concluded that our disclosure controls and procedures were not effective as of March 31, 2006 solely because of the material weakness in internal control over financial reporting with respect to the preparation, review, presentation and disclosure of the Consolidated Statement of Cash Flows as disclosed in our report on Form 10-K for the year ended December 31, 2005.
      In order to remediate this material weakness in our internal control over financial reporting, management is in the process of designing and implementing and continuing to enhance controls to aid in the correct preparation, review, presentation and disclosures of our Consolidated Statement of Cash Flows. We are continuing to monitor, evaluate and test the operating effectiveness of these controls.
      There were no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.  Legal Proceedings.
      We are subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against us. We did not become party to any material pending legal proceedings during the three-month period ended March 31, 2006, or during the period from March 31, 2006 to the filing date of this report.

Item 1A.	Risk Factors
Risks Related to Our Stockholder

GM has agreed to sell a controlling interest in GMAC. There is a risk that the sale may not occur or, if it does occur, it may not restore GMAC’s investment grade rating or maintain our investment grade rating.
      As previously announced, GM has agreed to sell 51% of the common limited liability company interests of GMAC (subsequent to the conversion of GMAC and most of its U.S. direct and indirect subsidiaries, including the Company, into limited liability companies) to FIM Holdings LLC. Completion of the sale is subject to a number of conditions, including regulatory approvals, and there can be no assurance that the sale will occur. Furthermore, even if the sale does occur, there is the possibility that the sale will not restore GMAC’s credit rating or maintain our credit rating. If the sale does not occur, or if it does not restore GMAC’s credit rating or maintain our credit rating, our funding sources and business may be adversely affected and our credit ratings may be negatively affected.
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

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 5th day of May, 2006.

Residential Capital Corporation
(Registrant)

/s/ Davee L. Olson

Davee L. Olson
Chief Financial Officer

/s/ James N. Young

James N. Young
Chief Accounting Officer and Controller

INDEX OF EXHIBITS

Exhibit	Description

4.1	Subordinated Indenture among Residential Capital Corporation, the guarantors party thereto and Deutsche Bank Trust Company Americas, dated April 17, 2006. (Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 0-51438), filed on April 17, 2006.)
4.2	Supplemental Subordinated Indenture among Residential Capital Corporation, the guarantors party thereto and Deutsche Bank Trust Company Americas, dated April 17, 2006. (Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K (File No. 0-51438), filed on April 17, 2006.)
12.1	Computation of ratio of earnings to fixed charges
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
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