Form 10-Q
period 2006-06-30
RESIDENTIAL CAPITAL CORP
filed 2006-08-08
CIK 1332815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006, or

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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of June 30, 2006, there were outstanding 1,000 shares of the issuer’s $0.01 par value common stock.
Reduced Disclosure Format
      The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

RESIDENTIAL CAPITAL CORPORATION

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements.
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2006	2005

	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$1,885,504	$2,266,753
Mortgage loans held for sale	20,438,913	19,521,566
Trading securities	4,245,623	3,896,008
Available for sale securities	163,080	1,068,937
Mortgage loans held for investment, net	71,391,876	67,892,660
Lending receivables, net	14,069,392	13,401,047
Mortgage servicing rights	5,093,603	4,015,015
Accounts receivable	2,044,985	1,951,210
Investments in real estate and other	2,127,769	1,855,298
Goodwill	464,194	459,768
Other assets	2,627,545	2,556,830

Total assets	$124,552,484	$118,885,092

LIABILITIES
Borrowings:
Affiliate borrowings	$—	$5,177,462
Collateralized borrowings in securitization trusts	57,597,386	56,097,801
Other borrowings	48,120,450	42,300,507

Total borrowings	105,717,836	103,575,770
Deposit liabilities	6,308,574	4,123,304
Other liabilities	4,121,813	3,722,048

Total liabilities	116,148,223	111,421,122
STOCKHOLDER’S EQUITY
Common stock, $0.01 par value (1,000 shares authorized, issued and outstanding) and paid-in capital	3,412,220	3,367,677
Retained earnings	4,717,362	3,980,587
Accumulated other comprehensive income	274,679	115,706

Total stockholder’s equity	8,404,261	7,463,970

Total liabilities and stockholder’s equity	$124,552,484	$118,885,092

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(Unaudited)
	(Dollars in thousands)
Revenue
Interest income	$2,009,922	$1,355,130	$3,873,287	$2,671,737
Interest expense	1,557,894	850,061	2,993,263	1,615,971

Net interest income	452,028	505,069	880,024	1,055,766
Provision for loan losses	122,604	142,094	245,337	297,926

Net interest income after provision for loan losses	329,424	362,975	634,687	757,840
Gain on sale of mortgage loans, net	374,969	150,604	642,033	480,247
Servicing fees	386,484	345,256	761,168	686,023
Amortization and impairment of servicing rights	—	(306,929)	—	(446,709)
Servicing asset valuation and hedge activities, net	(170,760)	161,128	(356,273)	93,267

Net servicing fees	215,724	199,455	404,895	332,581
Gain (loss) on investment securities, net	1,468	103,469	(16,961)	175,584
Real estate related revenues	187,035	193,685	331,230	325,059
Gain on sale of equity investments	414,508	—	414,508	—
Other income	50,704	88,217	105,316	154,671

Total net revenue	1,573,832	1,098,405	2,515,708	2,225,982

Expenses
Compensation and benefits	375,657	364,875	682,461	684,806
Professional fees	62,011	46,085	118,811	96,383
Data processing and telecommunications	47,571	47,628	92,490	97,073
Advertising	43,404	46,613	85,152	85,918
Occupancy	33,854	30,837	66,679	60,404
Other	132,569	103,320	251,882	213,501

Total expenses	695,066	639,358	1,297,475	1,238,085

Income before income tax expense	878,766	459,047	1,218,233	987,897
Income tax expense	330,618	158,621	468,591	365,676

Net Income	$548,148	$300,426	$749,642	$622,221

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
Six Months Ended June 30, 2006 and 2005

	Common			Accumulated
	Stock and			Other	Total
	Paid-in	Retained	Comprehensive	Comprehensive	Stockholder’s
	Capital	Earnings	Income	Income	Equity

	(Unaudited)
	(Dollars in thousands)
Balance at January 1, 2006	$3,367,677	$3,980,587		$115,706	$7,463,970
Cumulative effect of change in accounting principle as of January 1, 2006, net of tax:
Transfer of unrealized loss for certain available for sale securities to trading securities	—	(16,717)	$—	16,717	—
Recognize mortgage servicing rights at fair value	—	3,850	3,850	—	3,850
Net income	—	749,642	749,642		749,642
Capital contributions	44,543	—	—	—	44,543
Other comprehensive income, net of tax:
Unrealized loss on available for sale securities	—	—	(365)	—	(365)
Foreign currency translation adjustment	—	—	11,497	—	11,497
Unrealized gain on cash flow hedges	—	—	131,124	—	131,124

Other comprehensive income	—	—	142,256	142,256	—

Comprehensive income	—	—	$895,748	—	—

Balance at June 30, 2006	$3,412,220	$4,717,362		$274,679	$8,404,261

Balance at January 1, 2005	$1,246,778	$2,959,961		$159,006	$4,365,745
Net income	—	622,221	$622,221	—	622,221
Capital contributions	2,103,681	—	—	—	2,103,681
Other comprehensive income, net of tax:
Unrealized loss on available for sale securities	—	—	(7,337)	—	(7,337)
Foreign currency translation adjustment	—	—	(17,696)	—	(17,696)
Unrealized loss on cash flow hedges	—	—	(5,932)	—	(5,932)

Other comprehensive income	—	—	(30,965)	(30,965)	—

Comprehensive income	—	—	$591,256	—	—

Balance at June 30, 2005	$3,350,459	$3,582,182		$128,041	$7,060,682

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005

	2006	2005

	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$749,642	$622,221
Reconciliation of net income to net cash used in operating activities:
Amortization and impairment of mortgage servicing rights	—	446,709
Depreciation and amortization	156,789	358,177
Provision for loan losses	245,337	297,926
Gain on sale of mortgage loans, net	(642,033)	(480,247)
Gain on sale of equity investments	(414,508)	—
Net gain on sale of other assets	(24,040)	(26,177)
(Gain) loss on valuation of derivatives	666,472	(304,942)
(Gain) loss on investment securities, net	16,961	(73,494)
Equity in earnings of investees in excess of cash received	(65,340)	(66,227)
Loss (gain) on valuation of mortgage servicing rights	(299,269)	338,004
Originations and purchases of mortgage loans held for sale	(80,126,904)	(71,219,250)
Proceeds from sales and repayments of mortgage loans held for sale	71,994,595	66,180,438
Deferred income tax	358,699	(36,917)
Net change in:
Trading securities	670,871	(952,148)
Accounts receivable	(128,641)	214,267
Other assets	304,996	373,805
Other liabilities	(684,154)	(467,655)

Net cash used in operating activities	(7,220,527)	(4,795,510)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in lending receivables	(667,631)	(1,100,635)
Originations and purchases of mortgage loans held for investment	(9,687,376)	(10,011,203)
Proceeds from sales and repayments of mortgage loans held for investment	12,618,987	14,279,948
Purchases of available for sale securities	(32,958)	(562,741)
Proceeds from sales and repayments of available for sale securities	11,113	444,958
Additions to mortgage servicing rights	(5,520)	(66,424)
Purchase of and advances to investments in real estate and other	(768,548)	(428,821)
Proceeds from sales of and returns of investments in real estate and other	962,618	373,444
Acquisitions, net of cash acquired	(2,219)	—
Other, net	323,767	118,152

Net cash provided by investing activities	2,752,233	3,046,678
The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005 — (Continued)

	2006	2005

	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in affiliate borrowings	$(5,177,462)	$212,325
Net increase (decrease) in other short-term borrowings	(4,080,309)	739,923
Proceeds from issuance of collateralized borrowings in securitization trusts	12,173,129	6,829,583
Repayments of collateralized borrowings in securitization trusts	(10,989,930)	(10,817,845)
Proceeds from secured aggregation facilities, long-term	10,930,165	—
Repayments of secured aggregation facilities, long-term	(10,761,175)	—
Proceeds from other long-term borrowings	10,147,212	4,825,963
Repayments of other long-term borrowings	(273,695)	(40,000)
Payment of debt issuance costs	(82,392)	(24,268)
Increase in deposit liabilities	2,185,270	1,326,026

Net cash provided by financing activities	4,070,813	3,051,707
Effect of foreign exchange rates on cash and cash equivalents	16,232	(12,569)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(381,249)	1,290,306
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,266,753	899,083

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,885,504	$2,189,389

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Available for sale securities transferred to trading securities	$927,141	$—
Mortgage loans held for sale transferred to mortgage loans held for investment	8,174,047	2,973,908
Mortgage loans held for investment transferred to mortgage loans held for sale	2,038,365	2,311,808
Mortgage loans held for investment transferred to other assets	738,597	314,931
Originations of mortgage servicing rights from sold loans	770,175	603,333
Capital contributions of lending receivables	44,544	103,681
The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
      Residential Capital Corporation (the Company) is a wholly-owned subsidiary of GMAC Mortgage Group, Inc. (the Group), which is a wholly-owned subsidiary of GMAC LLC (GMAC). GMAC is a wholly-owned subsidiary of General Motors Corporation (GM).
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
      The condensed consolidated financial statements as of June 30, 2006 and for the three- and six-month periods ended June 30, 2006 and 2005 are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
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
      Since quoted market prices for mortgage servicing rights are not available, the Company estimates the fair value of mortgage servicing rights by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including expected cash flows, credit losses, prepayment speeds and return requirements commensurate with the risks involved. Cash flow assumptions are based on the Company’s actual performance and, where possible, the reasonableness of

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
assumptions is periodically validated through comparisons to other market participants. Credit loss assumptions are based upon historical experience and the characteristics of individual loans underlying the mortgage servicing rights. Prepayment speed estimates are determined from historical prepayment rates on similar assets or obtained from third-party data. Return requirement assumptions are determined using data obtained from market participants, where available, or based on current relevant interest rates plus a risk-adjusted spread. Since many factors can affect the estimate of the fair value of mortgage servicing rights, the Company regularly evaluates the major assumptions and modeling techniques used in its estimate and reviews such assumptions against market comparables, if available.
      The Company monitors the actual performance of its mortgage servicing rights by regularly comparing actual cash flow, credit and prepayment experience to modeled estimates. In addition to the use of derivative financial instruments, the Company periodically invests in trading securities to mitigate the effect of changes in fair value from the interest rate risk inherent in the mortgage servicing rights.
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

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
derivative financial instrument. SFAS No. 155 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position or results of operations.
      Financial Accounting Standards Board Staff Position — FIN 46(R)-6  — In April 2006, the FASB issued FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R), which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation, are examined to determine the variability in applying FIN 46(R). The variability is used in applying FIN 46(R) to determine whether an entity is a variable interest entity, which interests are variable interests in the entity and who is the primary beneficiary of the variable interest entity. This interpretation is applied prospectively and is effective for all reporting periods after June 15, 2006. The interpretation did not have a material impact on the Company’s consolidated financial position or results of operations.
      Financial Accounting Standards Board Interpretation No. 48 — In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which supplements Statement of Financial Accounting Standard No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is more-likely-than-not to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Management is assessing the potential impact on the Company’s financial condition and results of operations.

2.	Pending Sale of Majority Interest in GMAC
      On April 2, 2006 GM and GMAC entered into a purchase and sale agreement among GM Finance Co. Holdings, Inc., a wholly owned subsidiary of GM, and FIM Holdings LLC. FIM Holdings LLC is an investment vehicle formed for purposes of the transactions contemplated by the purchase and sale agreement by Cerberus Capital Management, L.P., Aozora Bank Limited, Citigroup Inc. and a subsidiary of PNC Financial Services Group, Inc. (the Consortium). Pursuant to the purchase and sale agreement, and subject to the terms and conditions set forth therein, among other things,

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

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
      Upon conversion to a multi-member LLC, the deferred tax assets and liabilities existing at the time of the conversion will be eliminated, with the impact being recognized in current period earnings.
      The sale and other transactions described above are subject to the satisfaction or waiver of customary and other closing conditions, including, among other things, (i) receipt of required regulatory approvals and licenses, (ii) reasonable satisfaction by the members of the purchaser, pursuant to an agreement with, or other writing from, the Pension Benefit Guaranty Corporation that, following the closing, GMAC and its subsidiaries will not have any liability with respect to the ERISA plans of GM, which writing was received by the Consortium in July 2006, (iii) receipt of ratings for the senior unsecured long-term indebtedness of GMAC and the Company, after giving effect to the transactions contemplated by the purchase and sale agreement, of at least BB and BBB- (or their respective equivalents), respectively, and an A.M. Best rating for GMAC’s significant insurance subsidiaries of at least B++, (iv) that no material adverse effect will have occurred with respect to the business, financial condition or results of operations of GMAC, which includes any actual downgrading by any of the major rating agencies of GM’s unsecured long-term indebtedness rating below CCC or its equivalent, and (v) receipt of certain legal opinions at closing. The purchase and sale agreement may be terminated upon the occurrence of certain events, including the failure to complete the acquisition by March 31, 2007. GM has announced that it expects the transactions described above to be completed in the fourth quarter of 2006, but it is possible that delays in obtaining such approvals or in satisfying other required conditions could defer the closing until 2007.
      One of the regulatory approvals referred to in (i) above is Federal Deposit Insurance Corporation (FDIC) approval of the change of control of GMAC’s industrial loan company (ILC). On July 28, 2006, the FDIC announced a six-month moratorium on the acceptance of, or final decisions on, notices filed under the Change in Bank Control Act with regard to ILC’s. The Consortium filed notices prior to the moratorium. GM and GMAC are currently evaluating the effect of the FDIC’s action on the pending notices, but it appears that the timing of any approval of the notices is likely to be affected by the moratorium. GM and GMAC are working with Consortium to consider ways to avoid delaying the targeted closing date until 2007.
      There can be no assurance that the transaction will be completed or if it is completed, that the terms of the transaction will not be different from those set forth in the definitive agreement.

3.	Trading Securities
      Trading securities were as follows:

	June 30,	December 31,
	2006	2005

	(In thousands)
Mortgage and asset-backed securities	$1,030,472	$1,042,548
U.S. Treasury securities	1,054,773	1,173,792
Principal-only securities	872,566	651,309
Residual interests	862,371	763,713
Interest-only securities	423,790	264,646
Other	1,651	—

Total	$4,245,623	$3,896,008

Net unrealized gains (losses)	$(20,520)	$131,019
Pledged as collateral	2,986,916	2,721,189
      Interests that continue to be held by the Company from the Company’s off-balance sheet securitizations are retained in the form of mortgage-backed securities, residual interests, interest-only strips and principal-

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
only strips. At June 30, 2006, trading securities totaling $1.5 billion are interests that continue to be held by the Company from the Company’s off-balance sheet securitizations.

4.	Available for Sale Securities
      The cost, fair value, and gross unrealized gains and losses on available for sale securities were as follows:

	June 30, 2006

		Gross Unrealized

	Cost	Gains	Losses	Fair Value

	(In thousands)
Debt securities:
Mortgage-backed securities	$110,083	$1	$(2,836)	$107,248
Interest-only securities(a)	2,108	3,595	—	5,703
Principal-only securities	205	117	(2)	320
States & political subdivisions	4,775	—	(266)	4,509
Other	45,452	—	(981)	44,471

Total debt securities	162,623	3,713	(4,085)	162,251
Equity securities	967	—	(138)	829

Total	$163,590	$3,713	$(4,223)	$163,080

	December 31, 2005

		Gross Unrealized

	Cost	Gains	Losses	Fair Value

	(In thousands)
Debt securities:
U.S. Treasury securities	$952,860	$—	$(25,719)	$927,141
Mortgage-backed securities	99,113	20	(1,907)	97,226
Interest-only securities(a)	3,031	2,240	—	5,271
Principal-only securities	212	159	—	371
States & political subdivisions	4,882	—	(33)	4,849
Other	33,607	36	(284)	33,359

Total debt securities	1,093,705	2,455	(27,943)	1,068,217
Equity securities	900	—	(180)	720

Total	$1,094,605	$2,455	$(28,123)	$1,068,937

(a)	These interest-only securities are interests that continue to be held by the Company from the Company’s off-balance sheet securitizations.
      The following table presents gross gains and losses realized upon the sales of available for sale securities reported in gain on investment securities:

Six Months Ended June 30,	2006	2005

	(In thousands)
Gross realized gains	$—	$22,511
Gross realized losses	—	(1,378)

Net realized gains	$—	$21,133

      Investment securities that were in an unrealized loss position as of June 30, 2006 had a fair value of $156.7 million and gross unrealized losses of $4.2 million. The fair value of these securities in a continuous loss

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
position less than twelve months was $96.8 million with gross unrealized losses of $2.0 million. In the opinion of management, there were not any available for sale securities deemed to be other than temporarily impaired as of June 30, 2006.
      The Company has pledged as collateral available for sale investment securities with carrying amounts totaling $10.5 million at June 30, 2006 in connection with certain borrowings.

5.	Mortgage Loans Held for Investment
      Mortgage loans held for investment consisted of the following:

	June 30,	December 31,
	2006	2005

	(In thousands)
Prime conforming	$1,458,162	$1,517,456
Prime non-conforming	6,848,268	6,186,374
Nonprime	56,911,997	56,923,366
Prime second-lien	7,214,150	4,330,537
Government	796	833

Total	72,433,373	68,958,566
Less allowance for loan losses	(1,041,497)	(1,065,906)

Total, net	$71,391,876	$67,892,660

      At June 30, 2006, the unpaid principal balance of mortgage loans held for investment relating to securitization transactions accounted for as collateralized borrowings in securitization trusts and pledged as collateral totaled $59.7 billion. The investors in these on-balance sheet securitizations and the securitization trusts have no recourse to the Company’s other assets beyond the loans pledged as collateral. Additionally, the Company pledged mortgage loans held for investment of $11.6 billion as collateral for other secured borrowings at June 30, 2006.
      At June 30, 2006, mortgage loans held for investment on nonaccrual status totaled $6.0 billion. If nonaccrual mortgage loans held for investment had performed in accordance with their original terms, the Company would have recorded additional interest income of approximately $144.3 and $181.0 million during the six months ended June 30, 2006 and 2005, respectively.
      The Company mitigates some of the credit risk associated with holding certain of the mortgage loans held for investment by purchasing mortgage insurance. Mortgage loans with an unpaid principal balance of $2.5 billion at June 30, 2006 have limited protection through this insurance.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

6.	Lending Receivables
      The composition of lending receivables was as follows:

	June 30,	December 31,
	2006	2005

	(In thousands)
Warehouse	$9,194,207	$9,003,196
Construction	3,033,406	2,677,301
Commercial business	1,131,023	1,026,572
Healthcare	557,822	593,230
Commercial real estate	234,524	212,272
Other	107,072	75,883

Total	14,258,054	13,588,454
Less allowance for loan losses	(188,662)	(187,407)

Total, net	$14,069,392	$13,401,047

      At June 30, 2006, the Company pledged lending receivables of $12.2 billion as collateral for certain borrowings.

7.	Allowance for Loan Losses
      The following is a summary of the activity in the allowance for loan losses for the six months ended June 30, 2006 and 2005:

	Mortgage Loans
	Held for	Lending
	Investment	Receivables	Total

	(In thousands)
Balance at January 1, 2006	$1,065,906	$187,407	$1,253,313
Provision for loan losses	238,835	6,502	245,337
Charge-offs	(288,445)	(5,601)	(294,046)
Recoveries	25,201	354	25,555

Balance at June 30, 2006	$1,041,497	$188,662	$1,230,159

Balance at January 1, 2005	$872,954	$141,723	$1,014,677
Provision for loan losses	276,575	21,351	297,926
Charge-offs	(239,072)	(2,552)	(241,624)
Recoveries	23,141	260	23,401

Balance at June 30, 2005	$933,598	$160,782	$1,094,380

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

8.	Mortgage Servicing Rights
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

	Mortgage Servicing Rights Managed By

		Residential	International
	GMAC	Capital	Business
	Residential	Group	Group	Total

	(In thousands)
Estimated fair value at January 1, 2006	$3,056,446	$959,708	$4,850	$4,021,004
Additions obtained from sales of mortgage loans	522,285	247,890	—	770,175
Additions from purchases of servicing assets	5,520	—	—	5,520
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	563,957	90,313	—	654,270
Other changes in fair value	(210,045)	(145,030)	74	(355,001)
Other changes that affect the balance	—	(2,670)	305	(2,365)

Estimated fair value at June 30, 2006	$3,938,163	$1,150,211	$5,229	$5,093,603

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
      The following are key assumptions used by the Company in valuing its mortgage servicing rights:

		Residential	International
	GMAC	Capital	Business
June 30, 2006	Residential	Group	Group

Weighted average prepayment speed	16.1%	27.2%	8.0%
Range of prepayment speeds	15.1-38.2%	12.5- 38.5%	7.0-15.0%
Weighted average discount rate	9.2%	12.4%	8.0%
Range of discount rates	9.0-13.5%	12.0- 14.0%	8.0%
      The Company’s servicing rights’ primary risk is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher than expected prepayments, which could reduce the value of the mortgage servicing rights. The Company economically hedges the income statement impact of these risks with both derivative and non-derivative financial instruments. These instruments include interest rate swaps, caps, and floors, options to purchase these items, futures and forward contracts, and/or purchasing or selling U.S. Treasury and principal-only securities. At June 30, 2006, the fair value of derivative financial instruments and non-derivative financial instruments used to mitigate these risks amounted to $(32.1) million and $1.9 billion, respectively. The change in the fair value of the derivative financial

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
instruments amounted to a loss of $655.6 million for the six months ended June 30, 2006 and is included in servicing asset valuation and hedge activities, net in the Condensed Consolidated Statement of Income.
      The components of servicing fees were as follows for the six months ended June 30, 2006:

(In thousands)
Contractual servicing fees (net of guarantee fees and including subservicing)	$640,093
Late fees	61,845
Ancillary fees	59,230

Total	$761,168

      At June 30, 2006, the Company had pledged mortgage servicing rights of $2.5 billion as collateral for borrowings.
      The following table summarizes the Company’s activity related to mortgage servicing rights which prior to January 1, 2006 were carried at the lower of cost or fair value:

(In thousands)
Balance at January 1, 2005	$4,294,846
Originations and purchases, net of sales	665,048
Amortization	(487,467)
Valuation adjustments for hedge accounting	(338,004)
Other than temporary impairment	(20,514)

Balance at June 30, 2005	4,113,909
Valuation allowance	(867,582)

Carrying value at June 30, 2005	$3,246,327

Estimated fair value at June 30, 2005	$3,259,000

      The following table summarizes the Company’s activity related to changes in the valuation allowance for impairment of mortgage servicing rights:

(In thousands)
Balance at January 1, 2005	$928,854
Impairment	(40,758)
Other than temporary impairment	(20,514)

Balance at June 30, 2005	$867,582

      The Company’s other than temporary impairment recorded during the six months ended June 30, 2005 had no impact on the results of operations or financial condition of the Company.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

9.	Borrowings
      Borrowings were as follows:

	June 30,	December 31,
	2006	2005

	(In thousands)
Affiliate borrowings	$—	$5,177,462
Collateralized borrowings in securitization trusts(a)	57,597,386	56,097,801
Other borrowings:
Secured aggregation facilities — short-term	10,083,552	10,959,581
Secured aggregation facilities — long-term(a)	4,907,595	4,738,606
Repurchase agreements — short-term	9,028,568	9,896,658
Repurchase agreements — long-term(a)	650,000	—
Senior unsecured notes(a)	10,874,941	5,150,519
Subordinated unsecured notes(a)	1,000,000	—
FHLB advances — short-term	12,000	1,506,000
FHLB advances — long-term(a)	4,791,000	2,922,000
Third-party bank credit facilities — short-term	350,000	450,000
Third-party bank credit facilities — long-term(a)	1,750,000	1,750,000
Debt collateralized by mortgage loans	1,804,647	2,150,529
Servicing advances	571,969	571,532
Investor custodial funds	132,861	120,985
Other — short-term	1,503,913	1,802,789
Other — long-term(a)	659,404	281,308

Total other borrowings	48,120,450	42,300,507

Total borrowings	$105,717,836	$103,575,770

(a)	Represents borrowings with an original contractual maturity in excess of one year.
      The following summarizes assets that are restricted as collateral for the payment of certain debt obligations:

	June 30,	December 31,
	2006	2005

	(In thousands)
Mortgage loans held for investment	$71,323,657	$67,798,758
Mortgage loans held for sale	15,684,063	16,147,391
Trading securities	2,986,916	2,696,896
Available for sale securities	10,451	929,112
Mortgage servicing rights	2,494,431	2,220,657
Lending receivables	12,220,321	11,020,766
Accounts receivable	842,476	795,149
Investments in real estate and other	512,677	357,644
Other assets	512,473	238,758

Total assets restricted as collateral	$106,587,465	$102,205,131

Related secured debt	$90,637,187	$89,939,405

      GMAC Bank has entered into an advances agreement with the Federal Home Loan Bank of Pittsburgh (FHLB). Under the agreement, GMAC Bank had assets restricted as collateral totaling $12.7 billion at June 30, 2006. However, the FHLB will allow GMAC Bank to freely encumber any assets restricted as

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
collateral not needed to collateralize existing FHLB advances notwithstanding the FHLB’s existing lien on such assets. At June 30, 2006, GMAC Bank had $6.1 billion of assets restricted as collateral that were available to be encumbered elsewhere.
      The assets that were pledged as collateral in the preceding table include assets that can be sold or repledged by the secured party. The assets that could be sold or repledged were as follows:

	June 30,	December 31,
	2006	2005

	(In thousands)
Mortgage loans held for sale	$4,828,382	$3,880,448
Trading securities	2,265,521	2,126,393
Mortgage loans held for investment	1,813,415	2,429,880
Available for sale securities	—	927,140
Investments in real estate and other	43,545	6,276

Total	$8,950,863	$9,370,137

10.	Deposit Liabilities
      Deposit liabilities were as follows:

	June 30,	December 31,
	2006	2005

	(In thousands)
Non-interest bearing deposits	$1,847,189	$1,368,345
NOW and money market checking accounts	1,368,902	508,830
Certificates of deposit	3,092,483	2,246,129

Total	$6,308,574	$4,123,304

      Non-interest bearing deposits primarily represent third-party escrows associated with the Company’s loan servicing portfolio. At June 30, 2006, certificates of deposit included $1.8 billion of brokered certificates of deposit.

11.	Derivative Instruments
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
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
      The following table summarizes the pretax earnings impact of the changes in fair value for each type of accounting hedge classification segregated by the asset or liability hedged:

Six Months Ended June 30,	2006	2005	Income Statement Classification

	(In millions)
Fair value hedge ineffectiveness gain (loss):
Mortgage servicing rights	$—	$9.1	Servicing asset valuation and hedge activities
Mortgage loans held for sale	(4.5)	(14.7)	Gain on sale of mortgage loans
Senior unsecured notes	0.3	(1.6)	Gain (loss) on investment securities
Cash flow hedge ineffectiveness gain:
Debt and future debt issuance	0.4	0.3	Interest expense

Total	$(3.8)	$(6.9)

      In addition, net gains on fair value hedges excluded from assessment of effectiveness totaled $45.5 million for the six months ended June 30, 2005. There were no net gains on fair value hedges excluded from assessment of effectiveness for the six months ended June 30, 2006.

12.	Related Party Transactions
      The Company incurred interest expense of $114.6 and $192.6 million for the six months ended June 30, 2006 and 2005, respectively, related to borrowings from GMAC.
      The Company entered into an agreement with GM to provide certain services through its call center operations. In exchange for these services, the Company recorded income of $1.8 million from GM during the six months ended June 30, 2005. There was no income from GM for this activity in 2006 as the Company no longer provides these services to GM.
      The Company provides global relocation services to GM and GMAC for certain relocations of their employees. The Company recorded income of $4.0 and $3.0 million for such services in the six months ended June 30, 2006 and 2005, respectively. In addition, GM and GMAC incurred mortgage-related fees for certain of their employees resulting in income of $1.8 and $2.3 million for the six months ended June 30, 2006 and 2005, respectively.
      GMAC provided the Company with certain services for which a management fee was charged. The Company had GMAC management fees expense of $8.9 and $5.0 million for the six months ended June 30, 2006 and 2005, respectively.
      During the six months ended June 30, 2006, the Company received cash payments totaling $363.3 million from GMAC for settlement of its intercompany tax receivable balance from GM. During the six months ended June 30, 2006, the Company settled certain prior year foreign intercompany tax liabilities with GM. The settlement was final for 2001 through 2003 and tentative for 2004 and 2005. The accrued tax liability exceeded the tax settlement by $9.9 million, which reduced tax expense for the six months ended June 30, 2006.
      The Company provides working capital funding and construction lending financing for affiliates of equity method investees. The affiliates of the investees did not have any outstanding working capital balances at June 30, 2006. The Company recognized interest income of $2.1 and $1.7 million for the six months ended June 30, 2006 and 2005, respectively, on these balances. The affiliates of the investees had outstanding construction lending receivable balances of $92.8 million at June 30, 2006. The Company recognized interest

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
income on these receivables of $9.1 and $3.6 million for the six months ended June 30, 2006 and 2005, respectively.
      The Company provides warehouse funding to other equity method investees. The outstanding warehouse lending receivable balance for the investees was $232.3 million as of June 30, 2006. The Company recognized interest income on these receivables of $5.3 and $3.7 million for the six months ended June 30, 2006 and 2005, respectively. The Company purchased $348.2 and $105.7 million of loans at market prices from the investees during the first six months of 2006 and 2005, respectively.
      The Company had short-term receivables from unconsolidated affiliates of $18.0 million included within accounts receivable at June 30, 2006.

13.	Defined Benefit Retirement Plan
      In May 2006, the Company approved the freezing of the benefit accrual of GMAC Mortgage Group, Inc.’s noncontributory defined benefit retirement plan as of December 31, 2006. No further participant benefits will accrue subsequent to that date and no new entrants will be permitted to enter the plan. The plan will be remeasured as of the approval date of the change. The remeasurement is expected to result in a curtailment gain for the Company, which will be recorded on December 31, 2006, the effective date of the plan amendment.

14.	Segment Information
      Financial results for the Company’s reportable operating segments were as follows:

			Business	International
	GMAC	Residential	Capital	Business	Corporate and
Three Months Ended June 30,	Residential	Capital Group	Group	Group	Other	Eliminations	Consolidated

	(In thousands)
2006
Net interest income	$44,999	$329,306	$22,438	$42,730	$12,459	$96	$452,028
Provision for loan losses	(5,995)	(108,539)	(4,734)	(3,358)	22	-	(122,604)
Other revenue	311,489	257,601	491,254	69,591	117,040	(2,567)	1,244,408

Total net revenue	350,493	478,368	508,958	108,963	129,521	(2,471)	1,573,832
Operating expenses	239,036	249,191	23,569	63,375	120,490	(595)	695,066

Income before income tax expense	111,457	229,177	485,389	45,588	9,031	(1,876)	878,766
Income tax expense (benefit)	53,653	86,862	186,249	5,421	(889)	(678)	330,618

Net income	$57,804	$142,315	$299,140	$40,167	$9,920	(1,198)	$548,148

Total assets	$26,293,341	$80,207,683	$6,250,365	$10,195,342	$22,494,450	$(20,888,697)	$124,552,484

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

			Business	International
	GMAC	Residential	Capital	Business	Corporate and
Three Months Ended June 30,	Residential	Capital Group	Group	Group	Other	Eliminations	Consolidated

	(In thousands)
2005
Net interest income	$70,526	$335,216	$35,757	$47,340	$16,230	$—	$505,069
Provision for loan losses	4,002	(132,091)	(12,191)	(2,074)	260	—	(142,094)
Other revenue	301,001	153,047	66,260	84,607	130,515	—	735,430

Total net revenue	375,529	356,172	89,826	129,873	147,005	—	1,098,405
Operating expenses	225,155	200,203	20,829	60,699	132,472	—	639,358

Income before income tax expense	150,374	155,969	68,997	69,174	14,533	—	459,047
Income tax expense (benefit)	57,540	58,472	25,657	20,650	(3,698)	—	158,621

Net income	$92,834	$97,497	$43,340	$48,524	$18,231	$—	$300,426

Total assets	$19,420,718	$64,653,984	$4,959,319	$8,191,500	$12,080,166	$(10,980,376)	$98,325,311

			Business	International
Six Months Ended	GMAC	Residential	Capital	Business	Corporate and
June 30,	Residential	Capital Group	Group	Group	Other	Eliminations	Consolidated

	(In thousands)
2006
Net interest income	$103,738	$639,917	$43,213	$83,854	$9,206	$96	$880,024
Provision for loan losses	(8,605)	(225,349)	(4,796)	(6,626)	39	—	(245,337)
Other revenue	519,601	449,601	572,207	145,136	196,342	(1,866)	1,881,021

Total net revenue	614,734	864,169	610,624	222,364	205,587	(1,770)	2,515,708
Operating expenses	472,555	460,096	36,096	118,204	211,119	(595)	1,297,475

Income (loss) before income tax expense	142,179	404,073	574,528	104,160	(5,532)	(1,175)	1,218,233
Income tax expense (benefit)	75,667	155,649	221,308	22,636	(6,258)	(411)	468,591

Net income	$66,512	$248,424	$353,220	$81,524	$726	$(764)	$749,642

Total assets	$26,293,341	$80,207,683	$6,250,365	$10,195,342	$22,494,450	$(20,888,697)	$124,552,484

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

			Business	International
Six Months Ended	GMAC	Residential	Capital	Business	Corporate and
June 30,	Residential	Capital Group	Group	Group	Other	Eliminations	Consolidated

	(In thousands)
2005
Net interest income	$143,741	$751,265	$72,971	$77,458	$10,331	$—	$1,055,766
Provision for loan losses	2,899	(280,438)	(19,663)	(744)	20	—	(297,926)
Other revenue	579,072	345,821	116,298	144,080	282,871	—	1,468,142

Total net revenue	725,712	816,648	169,606	220,794	293,222	—	2,225,982
Operating expenses	429,588	414,955	38,039	119,111	236,392	—	1,238,085

Income before income tax expense	296,124	401,693	131,567	101,683	56,830	—	987,897
Income tax expense	124,099	152,662	49,640	30,513	8,762	—	365,676

Net income	$172,025	$249,031	$81,927	$71,170	$48,068	$—	$622,221

Total assets	$19,420,718	$64,653,984	$4,959,319	$8,191,500	$12,080,166	$(10,980,376)	$98,325,311

15.	Regulatory Matters
      Certain subsidiaries of the Company associated with the Company’s mortgage and real estate operations are required to maintain certain regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state and foreign agencies that could have a material effect on the Company’s results of operations and financial condition. These entities were in compliance with these requirements throughout the six months ended June 30, 2006.
      As a federally chartered savings bank regulated by the Office of Thrift Supervision, GMAC Bank has complied with the following regulatory capital guidelines:

	Minimum	Minimum to be	June 30,
	Required	Well-Capitalized	2006

Tier 1 leverage	4%	5%	7.4%
Tier 1 risk-based capital	4	6	10.3
Total risk-based capital	8	10	10.4

16.	Supplemental Financial Information
      The following supplemental financial information presents the condensed consolidating balance sheet, statement of income and statement of cash flows for the Company and the guarantor and non-guarantor subsidiaries. The senior and subordinated unsecured notes issued by the Company are unconditionally and jointly and severally guaranteed by certain domestic subsidiaries.
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

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$1,183,249	$182,742	$565,913	$(46,400)	$1,885,504
Mortgage loans held for sale	—	7,484,724	12,945,691	8,498	20,438,913
Trading securities	—	2,723,675	1,521,948	—	4,245,623
Available for sale securities	—	638,825	156,295	(632,040)	163,080
Mortgage loans held for investment, net	—	2,570,110	68,911,147	(89,381)	71,391,876
Lending receivables, net	—	1,336,623	12,732,237	532	14,069,392
Mortgage servicing rights	—	5,088,374	5,229	—	5,093,603
Accounts receivable	5,085	1,461,479	1,191,024	(612,603)	2,044,985
Investments in real estate and other	—	98,177	2,029,592	—	2,127,769
Goodwill	—	218,803	245,391	—	464,194
Other assets	341,038	5,746,617	1,433,686	(4,893,796)	2,627,545
Investment in and loans to subsidiaries	20,884,850	4,327,872	—	(25,212,722)	—

Total assets	$22,414,222	$31,878,021	$101,738,153	$(31,477,912)	$124,552,484

LIABILITIES
Borrowings:
Affiliate borrowings	$—	$11,792,953	$1,594,237	$(13,387,190)	$—
Collateralized borrowings in securitization trusts	—	—	57,597,386	—	57,597,386
Other borrowings	13,624,942	9,551,301	26,188,315	(1,244,108)	48,120,450

Total borrowings	13,624,942	21,344,254	85,379,938	(14,631,298)	105,717,836
Deposit liabilities	—	—	6,377,974	(69,400)	6,308,574
Other liabilities	385,019	3,036,107	5,663,222	(4,962,535)	4,121,813

Total liabilities	14,009,961	24,380,361	97,421,134	(19,663,233)	116,148,223

STOCKHOLDER’S EQUITY
Common stock and paid-in capital	3,412,220	2,512,221	1,487,409	(3,999,630)	3,412,220
Retained earnings	4,717,362	4,710,723	2,558,184	(7,268,907)	4,717,362
Accumulated other comprehensive income	274,679	274,716	271,426	(546,142)	274,679

Total stockholder’s equity	8,404,261	7,497,660	4,317,019	(11,814,679)	8,404,261

Total liabilities and stockholder’s equity	$22,414,222	$31,878,021	$101,738,153	$(31,477,912)	$124,552,484

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Three Months Ended June 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
Revenue
Interest income	$222,403	$320,157	$1,668,869	$(201,507)	$2,009,922
Interest expense	221,791	279,965	1,271,048	(214,910)	1,557,894

Net interest income	612	40,192	397,821	13,403	452,028
Provision for loan losses	—	17,910	104,922	(228)	122,604

Net interest income after provision for loan losses	612	22,282	292,899	13,631	329,424
Gain on sale of mortgage loans, net	—	289,359	80,858	4,752	374,969
Servicing fees	—	391,032	(3,413)	(1,135)	386,484
Servicing asset valuation and hedge activities, net	—	(171,137)	377	—	(170,760)

Net servicing fees	—	219,895	(3,036)	(1,135)	215,724
Gain (loss) on investment securities, net	376	(47,170)	48,262	—	1,468
Real estate related revenues	—	22,587	164,448	—	187,035
Gain on sale of equity investments	—	414,508	—	—	414,508
Other income	595	34,860	39,210	(23,961)	50,704

Total net revenue	1,583	956,321	622,641	(6,713)	1,573,832
Expenses
Compensation and benefits	—	239,103	136,554	—	375,657
Professional fees	—	51,566	10,356	89	62,011
Data processing and telecommunications	—	34,557	13,014	—	47,571
Advertising	—	32,174	11,230	—	43,404
Occupancy	—	21,199	12,655	—	33,854
Other	1,019	86,921	68,191	(23,562)	132,569

Total expenses	1,019	465,520	252,000	(23,473)	695,066

Income before income tax expense	564	490,801	370,641	16,760	878,766
Income tax expense	216	206,089	120,552	3,761	330,618

Income before equity in net earnings of subsidiaries	348	284,712	250,089	12,999	548,148
Equity in net earnings of subsidiaries	547,800	263,088	—	(810,888)	—

Net income	$548,148	$547,800	$250,089	$(797,889)	$548,148

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
Revenue
Interest income	$67,538	$259,162	$1,108,536	$(80,106)	$1,355,130
Interest expense	57,466	171,028	700,605	(79,038)	850,061

Net interest income	10,072	88,134	407,931	(1,068)	505,069
Provision for loan losses	—	33,634	108,460	—	142,094

Net interest income after provision for loan losses	10,072	54,500	299,471	(1,068)	362,975
Gain on sale of mortgage loans, net	—	80,088	70,851	(335)	150,604
Servicing fees	—	354,506	(8,709)	(541)	345,256
Amortization and impairment of servicing rights	—	(307,170)	241	—	(306,929)
Servicing asset valuation and hedge activities, net	—	161,128	—	—	161,128

Net servicing fees	—	208,464	(8,468)	(541)	199,455
Gain (loss) on investment securities, net	(1,553)	46,387	58,635	—	103,469
Real estate related revenues	—	59,009	134,676	—	193,685
Other income	1	18,787	93,404	(23,975)	88,217

Total net revenue	8,520	467,235	648,569	(25,919)	1,098,405
Expenses
Compensation and benefits	—	217,883	146,992	—	364,875
Professional fees	15	33,711	12,359	—	46,085
Data processing and telecommunications	—	36,179	11,449	—	47,628
Advertising	—	35,798	10,815	—	46,613
Occupancy	—	19,108	11,729	—	30,837
Other	85	92,997	51,504	(41,266)	103,320

Total expenses	100	435,676	244,848	(41,266)	639,358

Income before income tax expense	8,420	31,559	403,721	15,347	459,047
Income tax expense	3,220	14,299	135,236	5,866	158,621

Income before equity in net earnings of subsidiaries	5,200	17,260	268,485	9,481	300,426
Equity in net earnings of subsidiaries	295,226	277,966	—	(573,192)	—

Net income	$300,426	$295,226	$268,485	$(563,711)	$300,426

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
Six Months Ended June 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
Revenue
Interest income	$424,839	$740,494	$3,096,473	$(388,519)	$3,873,287
Interest expense	422,916	528,317	2,454,980	(412,950)	2,993,263

Net interest income	1,923	212,177	641,493	24,431	880,024
Provision for loan losses	—	28,247	217,958	(868)	245,337

Net interest income after provision for loan losses	1,923	183,930	423,535	25,299	634,687
Gain on sale of mortgage loans, net	—	463,252	194,917	(16,136)	642,033
Servicing fees	—	768,366	(4,632)	(2,566)	761,168
Servicing asset valuation and hedge activities, net	—	(356,363)	90	—	(356,273)

Net servicing fees	—	412,003	(4,542)	(2,566)	404,895
Gain (loss) on investment securities, net	286	(93,239)	75,992	—	(16,961)
Real estate related revenues	—	48,808	282,422	—	331,230
Gain on sale of equity investments	—	414,508	—	—	414,508
Other income	595	68,660	80,687	(44,626)	105,316

Total net revenue	2,804	1,497,922	1,053,011	(38,029)	2,515,708
Expenses
Compensation and benefits	—	434,229	248,232	—	682,461
Professional fees	—	96,248	22,474	89	118,811
Data processing and telecommunications	—	67,278	25,212	—	92,490
Advertising	—	66,395	18,757	—	85,152
Occupancy	—	41,735	24,944	—	66,679
Other	2,091	165,024	129,504	(44,737)	251,882

Total expenses	2,091	870,909	469,123	(44,648)	1,297,475

Income before income tax expense	713	627,013	583,888	6,619	1,218,233
Income tax expense	273	275,775	192,011	532	468,591

Income before equity in net earnings of subsidiaries	440	351,238	391,877	6,087	749,642
Equity in net earnings of subsidiaries	749,202	397,964	—	(1,147,166)	—

Net income	$749,642	$749,202	$391,877	$(1,141,079)	$749,642

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
Revenue
Interest income	$67,538	$470,818	$2,223,286	$(89,905)	$2,671,737
Interest expense	57,466	290,341	1,359,117	(90,953)	1,615,971

Net interest income	10,072	180,477	864,169	1,048	1,055,766
Provision for loan losses	—	88,447	209,479	—	297,926

Net interest income after provision for loan losses	10,072	92,030	654,690	1,048	757,840
Gain on sale of mortgage loans, net	—	251,514	228,216	517	480,247
Servicing fees	—	700,543	(13,472)	(1,048)	686,023
Amortization and impairment of servicing rights	—	(447,275)	566	—	(446,709)
Servicing asset valuation and hedge activities, net	—	93,267	—	—	93,267

Net servicing fees	—	346,535	(12,906)	(1,048)	332,581
Gain (loss) on investment securities, net	(1,553)	100,620	76,517	—	175,584
Real estate related revenues	—	105,723	219,336	—	325,059
Other income	1	37,109	168,923	(51,362)	154,671

Total net revenue	8,520	933,531	1,334,776	(50,845)	2,225,982
Expenses
Compensation and benefits	—	426,506	258,300	—	684,806
Professional fees	15	74,470	21,898	—	96,383
Data processing and telecommunications	—	69,327	27,746	—	97,073
Advertising	—	68,421	17,497	—	85,918
Occupancy	—	37,762	22,642	—	60,404
Other	85	161,644	119,478	(67,706)	213,501

Total expenses	100	838,130	467,561	(67,706)	1,238,085

Income before income tax expense	8,420	95,401	867,215	16,861	987,897
Income tax expense	3,220	65,354	290,686	6,416	365,676

Income before equity in net earnings of subsidiaries	5,200	30,047	576,529	10,445	622,221
Equity in net earnings of subsidiaries	617,021	586,974	—	(1,203,995)	—

Net income	$622,221	$617,021	$576,529	$(1,193,550)	$622,221

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$81,751	$(9,876,755)	$2,573,213	$1,264	$(7,220,527)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in lending receivables	—	383,247	(1,050,878)	—	(667,631)
Originations and purchases of mortgage loans held for investment	—	(6,958,470)	(4,079,283)	1,350,377	(9,687,376)
Proceeds from sales and repayments of mortgage loans held for investment	—	2,910,564	11,054,679	(1,346,256)	12,618,987
Purchases of available for sale securities	—	(12)	(32,946)	—	(32,958)
Proceeds from sales and repayments of available for sale securities	—	941	10,172	—	11,113
Additions to mortgage servicing rights	—	(5,520)	—	—	(5,520)
Purchase of and advances to investments in real estate and other	—	(18,765)	(749,783)	—	(768,548)
Proceeds from sales of and returns of investments in real estate and other	—	630,685	331,933	—	962,618
Acquisitions, net of cash acquired	—	—	(2,219)	—	(2,219)
Payment of capital contribution	(100,000)	(112,939)	—	212,939	—
Net increase in affiliate lending	(3,011,922)	—	52,703	2,959,219	—
Other, net	(192,040)	94,836	423,630	(2,659)	323,767

Net cash provided by (used in) investing activities	(3,303,962)	(3,075,433)	5,958,008	3,173,620	2,752,233
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in affiliate borrowings	(4,130,000)	1,364,981	546,776	(2,959,219)	(5,177,462)
Net increase in other short-term borrowings	—	(591,205)	(3,491,719)	2,615	(4,080,309)
Proceeds from issuance of collateralized borrowings in securitization trusts	—	12,102,987	70,142	—	12,173,129
Repayments of collateralized borrowings in securitization trusts	—	—	(10,989,930)	—	(10,989,930)
Proceeds from secured aggregation facilities, long-term	—	—	10,930,165	—	10,930,165
Repayments of secured aggregation facilities, long-term	—	—	(10,761,175)	—	(10,761,175)
Proceeds from other long-term borrowings	6,956,965	—	3,190,247	—	10,147,212
Repayments of other long-term borrowings	—	—	(273,695)	—	(273,695)
Payments of debt issuance costs	(46,161)	—	(36,231)	—	(82,392)
Proceeds from capital contribution	—	100,000	112,939	(212,939)	—
Dividends paid	—	—	(2,659)	2,659	—
Increase in deposit liabilities	—	—	2,165,190	20,080	2,185,270

Net cash provided by (used in) financing activities	2,780,804	12,976,763	(8,539,950)	(3,146,804)	4,070,813
Effect of foreign exchange rates on cash and cash equivalents	(2,158)	—	18,390	—	16,232

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(443,565)	24,575	9,661	28,080	(381,249)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,626,814	158,167	556,252	(74,480)	2,266,753

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,183,249	$182,742	$565,913	$(46,400)	$1,885,504

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Transfer of $12.4 billion of mortgage loans held for investment from guarantor subsidiaries to non-guarantor subsidiaries.
Transfer of $12.1 billion of collateralized borrowings in securitization trusts from guarantor subsidiaries to non-guarantor subsidiaries.

RESIDENTIAL CAPITAL CORPORATION
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$24,670	$(5,519,790)	$956,638	$(257,028)	$(4,795,510)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in lending receivables	—	(287,852)	(812,783)	—	(1,100,635)
Originations and purchases of mortgage loans held for investment	—	(7,471,768)	(2,539,435)	—	(10,011,203)
Proceeds from sales and repayments of mortgage loans held for investment	—	3,586,779	10,693,169	—	14,279,948
Purchases of available for sale securities	—	(552,144)	(10,597)	—	(562,741)
Proceeds from sales and repayments of available for sale securities	—	434,793	10,165	—	444,958
Additions to mortgage servicing rights	—	(69,471)	3,047	—	(66,424)
Purchase of and advances to investments in real estate and other	—	(15,453)	(413,368)	—	(428,821)
Proceeds from sales of and returns of investments in real estate and other	—	64,049	309,395	—	373,444
Payment of capital contribution	—	(5,884)	—	5,884	—
Net increase in affiliate lending	(2,971,376)	—	—	2,971,376	—
Other, net	—	(26,127)	144,279	—	118,152

Net cash provided by (used in) investing activities	(2,971,376)	(4,343,078)	7,383,872	2,977,260	3,046,678
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in affiliate borrowings	491,000	2,757,000	(64,299)	(2,971,376)	212,325
Net increase in other short-term borrowings	—	27,958	471,072	240,893	739,923
Proceeds from issuance of collateralized borrowings in securitization trusts	—	6,547,583	282,000	—	6,829,583
Repayments of collateralized borrowings in securitization trusts	—	—	(10,817,845)	—	(10,817,845)
Proceeds from other long-term borrowings	3,996,963	—	829,000	—	4,825,963
Repayments of other long-term borrowings	—	—	(40,000)	—	(40,000)
Payments of debt issuance costs	—	—	(24,268)	—	(24,268)
Proceeds from capital contribution	—	—	5,884	(5,884)	—
Increase in deposit liabilities	—	—	1,326,026	—	1,326,026

Net cash provided by (used in) financing activities	4,487,963	9,332,541	(8,032,430)	(2,736,367)	3,051,707
Effect of foreign exchange rates on cash and cash equivalents	—	—	(12,569)	—	(12,569)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,541,257	(530,327)	295,511	(16,135)	1,290,306
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	648,511	293,712	(43,140)	899,083

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,541,257	$118,184	$589,223	$(59,275)	$2,189,389

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Transfer of $6.6 billion of mortgage loans held for investment from guarantor subsidiaries to non-guarantor subsidiaries.
Transfer of $6.5 billion of collateralized borrowings in securitization trusts from guarantor subsidiaries to non-guarantor subsidiaries.
Assumption of $8.0 billion in affiliate borrowings by parent and loans to subsidiaries of $8.0 billion.
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
Results of Operations

Consolidated Results
      Our net income was $548.1 million for the three months ended June 30, 2006, compared to $300.4 million for the same period in 2005, and $749.6 million for the six months ended June 30, 2006, compared to $622.2 million for the same period in 2005. These increases in net income were primarily the result of the sale of our equity interest in a regional homebuilder during the second quarter of 2006 for which we recorded an after-tax gain of $258.6 million.
      Our mortgage loan production increased to $47.0 billion for the three months ended June 30, 2006, compared to $42.6 billion for the same period in 2005. During the first six months of 2006, our loan production increased to $88.6 billion from $79.0 billion in 2005. These increases were due to our increase in domestic market share and the continued expansion of our international operations. The market share growth was achieved through effectively marketing our diverse product offerings. The prime second-lien product drove the increase in the production levels. The following summarizes domestic mortgage loan production by type:

	U.S. Mortgage Loan Production by Type

	Three Months Ended June 30,				Six Months Ended June 30,

	2006		2005		2006		2005

	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans

	(Dollars in millions)
Prime conforming	64,690	$11,965	59,839	$10,512	110,743	$20,534	137,319	$24,700
Prime non-conforming	46,312	14,638	46,139	14,998	85,351	26,365	88,235	25,066
Government	7,513	1,081	7,551	1,044	13,511	1,942	16,955	2,241
Nonprime	42,983	6,060	51,851	8,321	102,213	15,156	91,862	13,937
Prime second-lien	112,260	6,585	61,574	3,186	213,680	12,400	112,233	5,674

Total U.S. production	273,758	$40,329	226,954	$38,061	525,498	$76,397	446,604	$71,618

      The following table summarizes our U.S. mortgage loan production by purpose and interest rate type:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

	(In millions)
Purpose:
Purchase	$16,903	$16,750	$30,568	$28,594
Non-purchase	23,426	21,311	45,829	43,024

	$40,329	$38,061	$76,397	$71,618

Interest rate type:
Fixed rate	$22,816	$18,862	$42,116	$36,243
Adjustable rate	17,513	19,199	34,281	35,375

	$40,329	$38,061	$76,397	$71,618

      The following summarizes domestic mortgage loan production by delivery channel:

	U.S. Mortgage Loan Production by Channel

	Three Months Ended June 30,				Six Months Ended June 30,

	2006		2005		2006		2005

	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans

	(Dollars in millions)
Retail branches	29,289	$4,237	34,605	$5,206	54,610	$7,832	62,452	$9,403
Direct lending (other than retail branches)	35,722	3,187	41,964	4,490	71,289	6,270	80,518	8,774
Mortgage brokers	45,386	7,898	31,690	5,306	86,051	14,951	60,863	10,070
Correspondent lenders and secondary market purchases	163,361	25,007	118,695	23,059	313,548	47,344	242,771	43,371

Total U.S. production	273,758	$40,329	226,954	$38,061	525,498	$76,397	446,604	$71,618

      The following table summarizes our international mortgage loan production:

	International Mortgage Loan Production

	Three Months Ended June 30,				Six Months Ended June 30,

	2006		2005		2006		2005

		Dollar		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
Total International Production	30,712	$6,693	22,079	$4,547	57,223	$12,205	36,700	$7,451

      Net interest income was $452.0 million for the three months ended June 30, 2006 compared to $505.1 million for the same period in 2005, a decrease of $53.1 million, or 10.5%. During the first six months of 2006, our net interest income decreased to $880.0 million from $1.1 billion in 2005. The increase in our interest expense more than offset the increase in interest income primarily due to the flattening of the yield curve with short-term interest rates increasing faster than longer term interest rates. Interest income was higher in the three and six months ended June 30, 2006 than in the same periods of 2005 primarily due to an increase in our average interest-earning assets, including mortgage loans held for sale, mortgage loans held for investment and lending receivables. The increase in interest expense in the three and six months ended June 30, 2006 compared to the same periods of 2005 was due to increases in the average interest-bearing liabilities to fund our asset growth along with the cost of these funds. The increase in our funding cost was primarily due to the increase in market interest rates.
      The provision for loan losses was $122.6 million for the three months ended June 30, 2006, compared to $142.1 million for the same period in 2005 and $245.3 million for the six months ended June 30, 2006, compared to $297.9 million for the same period in 2005. The declines in the provision for loan losses were primarily driven by favorable delinquency experience in the mortgage loans held for investment portfolio. The rate of growth of delinquencies in this portfolio slowed during the second quarter of 2006 as compared to the three months ended June 30, 2005. Additionally, nonaccrual loans and delinquencies in the mortgage loans held for investment portfolio declined during the six months ended June 30, 2006 whereas nonaccrual loans and delinquencies increased during the six months ended June 30, 2005.
      Gain from the sale of mortgage loans was $375.0 million for the three months ended June 30, 2006, compared to $150.6 million for the same period in 2005, an increase of $224.4 million, or 149.0%. For the six months ended June 30, 2006, gain from the sale of mortgage loans was $642.0 million compared to $480.2 million for the same period in 2005, an increase of $161.8 million, or 33.7%. These increases were due to an increase in gain on sale volume and margin. The increased volume and margin reflect a product mix shift toward higher margin products. Our sales of payment option adjustable rate mortgage loans increased $4.3 billion for the three months ended June 30, 2006 and $6.8 billion for the six months ended June 30, 2006, compared to the same periods in 2005. For the six months ended June 30, 2006, the comparison of the gain from the sale of mortgage loans compared to the same period in 2005 was negatively impacted by the sale of our Mexican distressed loan business in the first quarter of 2005.
      Net servicing fees were $215.7 million for the three months ended June 30, 2006, compared to $199.5 million for the same period in 2005, an increase of $16.2 million, or 8.1%. For the six months ended June 30, 2006, net servicing fees were $404.9 million compared to $332.6 million for the same period in 2005, an increase of $72.3 million, or 21.7%. The increases in net servicing fees were driven by an increase in the size and value of our mortgage servicing rights portfolio. The domestic servicing portfolio was $382.1 billion as of June 30, 2006, an increase of 17.9% from $324.1 billion as of June 30, 2005. The value of our mortgage servicing rights increased during the three and six-month periods ended June 30, 2006, compared to the same periods in 2005, primarily due to the positive impacts of rising interest rates and lower market volatility on the valuation of the servicing asset. The positive valuation adjustments were largely offset by our derivative hedging activity results. The adoption of Statement of Financial Accounting Standards (SFAS) No. 156 on January 1, 2006 resulted in the recording of our mortgage servicing rights at fair value. Prior to the adoption, a significant portion of our mortgage servicing rights was effectively recorded at fair value due to previously recorded impairment and the effects of applying hedge accounting. The after-tax impact of the adoption at January 1, 2006 was to increase stockholders equity $3.9 million reflecting the recording of the mortgage servicing rights at fair value. With the adoption of fair value accounting, mortgage servicing rights are no longer amortized and the changes in fair value are reported in earnings in those periods that those changes occur and classified as “Servicing asset valuation and hedge activities” on the income statement and the “Amortization and impairment of servicing rights” income statement line is no longer utilized. On a prospective basis, under fair value accounting, the impact of amortization is recorded in the change in fair value of the mortgage servicing rights.
      The following table summarizes the primary domestic mortgage loan servicing portfolio for which we hold the corresponding mortgage servicing rights:

	U.S. Mortgage Loan Servicing Portfolio

	June 30, 2006		December 31, 2005

	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans

	(Dollars in millions)
Prime conforming mortgage loans	1,421,361	$194,907	1,393,379	$186,405
Prime non-conforming mortgage loans	293,923	89,415	257,550	76,980
Government mortgage loans	179,721	18,342	181,679	18,098
Nonprime mortgage loans	472,491	55,168	493,486	56,373
Prime second-lien mortgage loans	621,689	24,234	500,534	17,073

Total Primary Servicing Portfolio*	2,989,185	$382,066	2,826,628	$354,929

*	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 304,749 with an unpaid principal balance of $45.4 billion at June 30, 2006 and 271,489 with an unpaid principal balance of $38.9 billion at December 31, 2005.
      Our international servicing portfolio was comprised of $27.8 billion of mortgage loans as of June 30, 2006, compared to $23.7 billion as of December 31, 2005.
      Gain on investment securities declined $102.0 million in the three months ended June 30, 2006 and $192.5 million for the six months ended June 30, 2006, compared to the same periods in 2005. These decreases were primarily due to losses on U.S. Treasury securities and principal-only securities.
      Gain on sale of equity investments represents the cash sale of our investment in a regional homebuilder in the second quarter of 2006. Under the equity method of accounting and prior to the sale, our share of pretax income recorded from this investment was recorded in real estate related revenues and totaled $22.5 million and $21.8 million for three months ended June 30, 2006 and 2005, and $42.4 million and $35.2 million for the six months ended June 30, 2006 and 2005, and $95.8 million for the year ended December 31, 2005.
      Other income declined $37.5 million, or 42.5%, in the three months ended June 30, 2006 and $49.4 million, or 31.9%, in the six months ended June 30, 2006, compared to the same periods in 2005. These declines were primarily caused by a decline in earnings from an equity investment in a partnership that invests in government mortgage loans and lower income from real estate owned.
      Expenses increased $55.7 million, or 8.7%, in the three months ended June 30, 2006 and $59.4 million, or 4.8%, in the six months ended June 30, 2006, compared to the same periods in 2005. These increases were primarily caused by increases in other expenses and professional fees. Other expenses increased primarily due to a reduction in our representation and warranties reserve in the second quarter of 2005 and higher expenses for real estate owned in 2006. Professional fees increased primarily due to an increase in temporary employment contractors.
      The effective tax rate was 37.6% for the three months ended June 30, 2006, compared to 34.6% for the same period in 2005. The effective tax rate was 38.5% for the six months ended June 30, 2006, compared to 37.0% for the same period in 2005. These increases were primarily due to changes in pretax income in various jurisdictions and certain state tax net operating loss limitations.

Segment Results

GMAC Residential
      The following table presents the results of operations for GMAC Residential:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(In millions)
Net interest income	$45.0	$70.5	$103.7	$143.7
Provision for loan losses	(6.0)	4.0	(8.6)	2.9
Gain on sales of mortgage loans, net	120.5	64.8	210.1	197.2
Servicing fees	254.2	243.5	503.0	478.0
Amortization and impairment of servicing rights	—	(162.3)	—	(300.0)
Servicing asset valuation and hedge activities, net	(82.3)	50.5	(203.6)	36.7

Net servicing fees	171.9	131.7	299.4	214.7
Other income	19.2	104.6	10.2	167.2
Operating expenses	(239.1)	(225.3)	(472.6)	(429.6)
Income tax expense	(53.7)	(57.5)	(75.7)	(124.1)

Net income	$57.8	$92.8	$66.5	$172.0

      GMAC Residential’s net income declined $35.0 million, or 37.7%, to $57.8 million for the three months ended June 30, 2006, compared to $92.8 million for the same period in 2005 and declined $105.5 million, or 61.3%, to $66.5 million for the six months ended June 30, 2006, compared to $172.0 million for the same period in 2005. These declines in net income were primarily due to declines in net interest income and other income and increases in provision for loan losses and operating expenses. These items were partially offset by increases in gain on sale of mortgage loans and net servicing fees.
      Loan originations totaled $21.0 billion and $37.0 billion in the three and six months ended June 30, 2006, compared to $23.7 billion and $46.4 billion during the same periods in 2005.
      Net interest income declined $25.5 million, or 36.2%, in the three months ended June 30, 2006 and $40 million, or 27.8%, in the six months ended June 30, 2006 compared to the same periods in 2005. These declines were caused by the flattening of the yield curve, which had an overall negative impact as the cost of funds increased faster than asset yields.
      The provision for loan losses increased $10.0 million in the three months ended June 30, 2006 and $11.5 million in the six months ended June 30, 2006, compared to the same periods in 2005. These increases primarily were due to recoveries of the provision for loan losses in 2005 and the increase in the mortgage loans held for investment portfolio.
      Gain on sales of mortgage loans increased $55.7 million, or 86.0%, in the three months ended June 30, 2006 and $12.9 million, or 6.5%, in the six months ended June 30, 2006, compared to the same periods in 2005. The increases were due to a higher gain on sale margin, which was partially offset by a decline in sales volume due to lower production volume.
      Net servicing fees increased $40.2 million, or 30.5%, in the three months ended June 30, 2006 and $84.7 million, or 39.5%, in the six months ended June 30, 2006, compared to the same periods in 2005. The increases primarily reflect the positive impacts of rising interest rates and lower market volatility on the valuation of the servicing asset which led to extending future expected cash flows and lower actual portfolio run-off. These positive impacts were partially offset by our derivative hedge results, which included negative impacts from lower market volatility on option-based hedge instruments and from interest rate swap hedge instruments from the flattening of the yield curve.

      Other income declined $85.4 million, or 81.6%, in the three months ended June 30, 2006 and $157.0 million, or 93.9%, in the six months ended June 30, 2006, compared to the same period in 2005. These declines are primarily due to losses on U.S. Treasury securities and principal-only securities used to economically hedge mortgage servicing rights.
      Operating expenses increased $13.8 million, or 6.2%, in the three months ended June 30, 2006 and $43.0 million, or 10.0%, in the six months ended June 30, 2006, compared to the same periods in the prior year. These increases were primarily due to a decline in the deferral of operating expenses related to loan originations.
      The effective tax rate was 48.1% for the three months ended June 30, 2006, compared to 38.3% for the same period in 2005. The effective tax rate was 53.2% for the six months ended June 30, 2006, compared to 41.9% for the same period in 2005. These increases were primarily due to certain state tax net operating loss limitations.

Residential Capital Group
      The following table presents the results of operations for Residential Capital Group:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(In millions)
Net interest income	$329.3	$335.2	$639.9	$751.3
Provision for loan losses	(108.5)	(132.1)	(225.4)	(280.4)
Gain on sales of mortgage loans, net	217.9	14.7	327.5	80.4
Servicing fees	127.1	109.1	251.2	218.7
Amortization and impairment of servicing rights	—	(143.1)	—	(148.3)
Servicing asset valuation and hedge activities, net	(89.1)	110.6	(152.8)	56.6

Net servicing fees	38.0	76.6	98.4	127.0
Other income	1.7	61.8	23.7	138.4
Operating expenses	(249.2)	(200.2)	(460.1)	(415.0)
Income tax expense	(86.9)	(58.5)	(155.6)	(152.7)

Net income	$142.3	$97.5	$248.4	$249.0

      Residential Capital Group’s net income increased $44.8 million, or 45.9%, to $142.3 million for the three months ended June 30, 2006, compared to $97.5 million for the same period in 2005 and decreased $0.6 million to $248.4 million for the six months ended June 30, 2006, compared to $249.0 million for the same period in 2005.
      Loan originations totaled $22.0 billion for the three months ended June 30, 2006, and $44.5 billion for the six months ended June 30, 2006, compared to $15.9 billion and $28.2 billion during the same periods in 2005. Loan production during 2006 continued to be positively impacted by the growth in the payment option adjustable rate mortgage loan product, which accounted for $4.5 billion and $7.6 billion of the growth for the three- and six-month periods.
      Net interest income declined $5.9 million, or 1.8%, in the three months ended June 30, 2006 and $111.4 million, or 14.8%, for the six months ended June 30, 2006, compared to the same periods in 2005. The effect of the flattening of the yield curve had an overall negative impact on net interest income as the cost of funds increased faster than asset yields.
      The provision for loan losses declined $23.6 million, or 17.8%, in the three months ended June 30, 2006 and $55.0 million, or 19.6%, in the six months ended June 30, 2006, compared to the same periods in 2005. The declines in the provision for loan losses were primarily driven by favorable delinquency experience in the mortgage loans held for investment portfolio. The rate of growth of delinquencies in this portfolio slowed during the second quarter of 2006, compared to the three months ended June 30, 2005. Additionally, nonaccrual loans and delinquencies in the mortgage loans held for investment portfolio declined during the six months ended June 30, 2006 whereas nonaccrual loans and delinquencies increased during the six months ended June 30, 2005.
      Gain on sales of mortgage loans increased $203.2 million in the three months ended June 30, 2006 and $247.1 million in the six months ended June 30, 2006, compared to the same periods in 2005. These increases were due to an increase in gain on sale volume and margin. The increased volume and margin reflect a product mix shift toward higher margin products. Sales of payment option adjustable rate mortgage loans increased $4.3 billion for the three months ended June 30, 2006 and $6.8 billion for the six months ended June 30, 2006, compared to the same periods in 2005.
      Net servicing fees declined $38.6 million, or 50.4%, in the three months ended June 30, 2006 and $28.6 million, or 22.5%, in the six months ended June 30, 2006, compared to the same periods in 2005. Servicing fees increased due to the growth of the servicing portfolio. These increases were more than offset by the net negative impact of the combination of servicing asset valuation adjustments and derivative hedging activities. The segment did not experience significant slowing of prepayment speeds in its servicing portfolio and derivative hedging activity was negatively impacted by the flattening of the yield curve and lower market volatility.
      Other income declined $60.1 million, or 97.2%, for the three months ended June 30, 2006 and $114.7 million, or 82.9%, for the six months ended June 30, 2006, compared to the same periods in 2005. These declines were primarily due to reductions in the valuations of interest-only and principal-only retained interests, net of hedges. In addition, income from other real estate owned properties declined primarily due to the writedown of properties.
      Operating expenses increased $49.0 million, or 24.5%, for the three months ended June 30, 2006 and $45.1 million, or 10.9%, for the six months ended June 30, 2006, compared to the same periods in 2005. These increases were primarily caused by a reduction in the representations and warranties liability in the second quarter of 2005 and an increase in professional fees. Professional fees increased primarily due to an increase in temporary employment contractors.

Business Capital Group
      The following table presents the results of operations for the Business Capital Group:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(In millions)
Net interest income	$22.4	$35.8	$43.2	$73.0
Provision for loan losses	(4.7)	(12.2)	(4.8)	(19.7)
Other income	491.2	66.2	572.2	116.2
Operating expenses	(23.6)	(20.8)	(36.1)	(38.0)
Income tax expense	(186.2)	(25.7)	(221.3)	(49.6)

Net income	$299.1	$43.3	$353.2	$81.9

      Business Capital Group’s net income increased $255.8 million to $299.1 million for the three months ended June 30, 2006, compared to $43.3 million for the same period in 2005 and increased $271.3 million to $353.2 million for the six months ended June 30, 2006, compared to $81.9 million for the same period in 2005. These increases were primarily due to the sale of our equity interest in a regional homebuilder, which resulted in a $258.6 million after-tax gain. We sold our entire equity interest in this regional homebuilder during the second quarter of 2006. Under the equity method of accounting, our share of pretax income recorded from this investment was $42.4 million during the six months ended June 30, 2006 prior to the closing of the sale, and $95.8 million for the year ended December 31, 2005. The Business Capital Group regularly makes investments in real estate construction projects and other entities.

      Net interest income declined by $13.4 million, or 37.4%, in the three months ended June 30, 2006 and $29.8 million, or 40.8% in the six months ended June 30, 2006 compared to the same periods in 2005. These declines were due to an increase in funding costs and growth in borrowings related to increases in investments in real estate. The segment’s cost of funds increased due to higher short-term rates.
      Excluding the gain on sale of the equity interest in the regional homebuilder, other income increased by $10.5 million, or 15.9%, in the three months ended June 30, 2006 and $41.5 million, or 35.7%, in the six months ended June 30, 2006 compared to the same periods of 2005. These increases were primarily due to real estate related revenues generated from equity investments, fee income and increases in our real estate portfolio consisting of model homes and residential lots.

International Business Group
      The following table presents the results of operations for International Business Group:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(In millions)
Net interest income	$42.8	$47.3	$83.9	$77.5
Provision for loan losses	(3.3)	(2.1)	(6.6)	(0.7)
Gain on sales of mortgage loans, net	39.7	69.7	106.4	136.7
Servicing fees	1.8	(8.0)	(0.5)	(11.9)
Amortization and impairment of servicing rights	—	0.2	—	0.6
Servicing valuation and hedge activities, net	0.4	—	0.1	—

Net servicing fees (loss)	2.2	(7.8)	(0.4)	(11.3)
Other income	27.5	22.8	39.0	18.6
Operating expenses	(63.4)	(60.7)	(118.2)	(119.1)
Income tax expense	(5.4)	(20.7)	(22.6)	(30.5)

Net income	$40.1	$48.5	$81.5	$71.2

      International Business Group’s net income declined $8.4 million, or 17.3%, to $40.1 million for the three months ended June 30, 2006, compared to $48.5 million for the same period in 2005 and increased $10.3 million, or 14.5%, to $81.5 million for the six months ended June 30, 2006, compared to $71.2 million for the same period in 2005.
      Loan originations totaled $6.7 billion for the three months ended June 30, 2006, and $12.2 billion for the six months ended June 30, 2006, compared to $4.5 billion and $7.5 billion during the same periods in 2005. Origination volume in 2006 was positively impacted by the strategic launch of more competitively priced products in the United Kingdom.
      The gain on sales of mortgage loans declined $30.0 million, or 43.0%, in the three months ended June 30, 2006 and $30.3 million, or 22.2%, in the six months ended June 30, 2006, compared to the same periods in 2005. The segment sold $6.5 billion and $12.7 billion of loans for the three and six-month periods ended June 30, 2006, compared to $4.4 billion and $7.4 billion of loans for the three and six-month periods ended June 30, 2005. The increases in the volume of mortgage loans sold were more than offset by a significant decline in margins on loan sales due to competitive pressures.
      Net servicing fees increased $10.0 million in the three months ended June 30, 2006 and $10.9 million in the six months ended June 30, 2006 compared to the same periods in 2005. The increases were primarily due to an increase in servicing fees due to an increase in the servicing portfolio.
      Other income increased $4.7 million in the three months ended June 30, 2006, and $20.4 million in the six months ended June 30, 2006, compared to the same periods in 2005. The increase for the three months ended June 30, 2006 was due to increased investment income from equity investments. The increase for the six months ended June 30, 2006 was primarily due to increases in unrealized gains/losses on mortgage-related securities, other fee income and investment income from equity investments.
      The effective tax rate was 11.9% for the three months ended June 30, 2006, compared to 29.9% for the same period in 2005. The effective tax rate was 21.7% for the six months ended June 30, 2006, compared to 30.0% for the same period in 2005. These declines were primarily due to favorable intercompany foreign tax settlements in the three months ended June 30, 2006.

Corporate and Other
      The following table presents the results of operations for Corporate and Other:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(In millions)
Net interest income	$12.5	$16.2	$9.2	$10.3
Provision for loan losses	—	0.3	—	—
Gain (loss) on sales of loans	(1.8)	1.4	(1.8)	65.9
Servicing fees	4.6	0.6	9.2	1.3
Amortization and impairment of mortgage servicing rights	—	(1.8)	—	1.1
Servicing asset valuation and hedge activities, net	(0.6)	—	(0.8)	—

Net servicing fees	4.0	(1.2)	8.4	2.4
Other income	114.8	130.3	189.7	214.7
Operating expenses	(120.5)	(132.5)	(211.1)	(236.4)
Income tax (expense) benefit	0.9	3.7	6.3	(8.8)

Net income	$9.9	$18.2	$0.7	$48.1

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
      Gain (loss) on sales of loans primarily relates to our Mexican distressed mortgage loan business, which was sold in the first quarter of 2005 resulting in a pretax gain of $63.0 million.

Asset Quality

Allowance for Loan Losses
      The following table summarizes the activity related to the allowance for loan losses:

	Mortgage Loans
	Held for	Lending
	Investment	Receivables	Total

	(In millions)
Balance at January 1, 2006	$1,065.9	$187.4	$1,253.3
Provision for loan losses	238.8	6.5	245.3
Charge-offs	(288.4)	(5.6)	(294.0)
Recoveries	25.2	0.4	25.6

Balance at June 30, 2006	$1,041.5	$188.7	$1,230.2

Balance at January 1, 2005	$873.0	$141.7	$1,014.7
Provision for loan losses	276.6	21.4	298.0
Charge-offs	(239.1)	(2.6)	(241.7)
Recoveries	23.1	0.3	23.4

Balance at June 30, 2005	$933.6	$160.8	$1,094.4

Allowance as a percentage of total:
June 30, 2006	1.44%	1.32%	1.42%
December 31, 2005	1.55%	1.38%	1.52%
      The following table summarizes the net charge-off information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(In millions)
Mortgage loans:
Prime conforming	$—	$—	$(0.8)	$—
Prime non-conforming	(10.4)	12.3	(16.9)	(2.1)
Prime second-lien	(0.3)	(1.7)	(2.6)	(3.7)
Nonprime	(137.5)	(131.8)	(242.9)	(210.1)
Lending receivables:
Warehouse	0.1	0.1	(0.2)	(0.2)
Construction	—	(1.9)	—	(2.0)
Commercial real estate	(5.0)	—	(5.0)	(0.1)

Total net charge-offs	$(153.1)	$(123.0)	$(268.4)	$(218.2)

Nonperforming Assets
      Nonperforming assets include nonaccrual loans, foreclosed assets and restructured loans. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 and 90 days past due, respectively, or when the timely collection of the principal of the loan, in whole or in part, is doubtful.

      Nonperforming assets consisted of the following:

	June 30,	December 31,	June 30,
	2006	2005	2005

	(In millions)
Nonaccrual loans:
Mortgage loans:
Prime conforming	$8.5	$9.8	$19.4
Prime non-conforming	327.6	361.7	175.9
Government	0.1	0.1	31.6
Prime second-lien	69.6	84.8	58.5
Nonprime*	5,587.3	5,730.7	4,841.3
Lending receivables:
Warehouse	21.5	41.8	4.2
Construction	13.3	8.6	8.6
Commercial real estate	—	17.0	—

Total nonaccrual loans	6,027.9	6,254.5	5,139.5
Restructured loans	17.3	22.8	8.6
Foreclosed assets	727.8	506.5	525.1

Total nonperforming assets	$6,773.0	$6,783.8	$5,673.2

Total nonaccrual loans as a percentage of total mortgage loans held for investment and lending receivables	7.0%	7.6%	7.6%

Total nonperforming assets as a percentage of total consolidated assets	5.4%	5.7%	5.7%

*	Includes $179.9 million as of June 30, 2006, $374.1 million as of December 31, 2005 and $843.4 million as of June 30, 2005 of loans that were purchased distressed and already in nonaccrual status.

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
      The following table summarizes the delinquency information for our mortgage loans held for investment portfolio:

	As of June 30,		As of December 31,		As of June 30,

	2006		2005		2005

		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total

	(Dollars in millions)
Current	$60,834	85.0%	$56,576	83.3%	$47,109	84.6%
Past due:
30 to 59 days	3,906	5.5	4,773	7.0	3,747	6.7
60 to 89 days	1,587	2.2	1,528	2.2	1,128	2.0
90 days or more	2,337	3.2	2,258	3.3	1,158	2.1
Foreclosures pending	1,697	2.4	1,356	2.0	1,311	2.4
Bankruptcies	1,206	1.7	1,520	2.2	1,235	2.2

Total unpaid principal balance	71,567	100.0%	68,011	100.0%	55,688	100.0%

Net premiums	866		948		866

Total	$72,433		$68,959		$56,554

      The allowance for loan losses as a percentage of mortgage loans held for investment and lending receivables was 1.42% as of June 30, 2006 compared to 1.52% as of December 31, 2005. The allowance for loan losses related to mortgage loans held for investment as a percentage of those loans was 1.44% as of June 30, 2006, an 11 basis point decline from 1.55% as of December 31, 2005. The decline in the allowance as a percentage of mortgage loans held for investment was due to a reduction in the growth of delinquencies. The percentage of delinquent mortgage loans held for investment, including nonaccrual loans, relative to unpaid principal balance declined to 15.0% as of June 30, 2006, compared to 16.8% as of December 31, 2005.
      The allowance for loan loss related to total lending receivables as a percentage of lending receivables outstanding was 1.32% as of June 30, 2006 compared to 1.38% as of December 31, 2005. This decline was due to a decline in the growth rate in the portfolio and the assessment of incurred loss estimates inherent in the portfolio.
      The provision for loan losses was $245.3 million for the six months ended June 30, 2006, compared to $298.0 million in the same period in 2005, representing a decline of $52.7 million. The decline was due to nonaccrual loans and delinquencies in the mortgage loans held for investment portfolio declining during the six months ended June 30, 2006 whereas nonaccrual loans and delinquencies increased during the six months ended June 30, 2005. The percentage of prime mortgage loans held for investment increased to 21.4% at June 30, 2006, compared to 17.5% at December 31, 2005 and 18.9% at June 30, 2005. Delinquent mortgage loans held for investment totaled $10.7 billion, or 15.0%, of total mortgage loans held for investment at June 30, 2006, compared to $11.4 billion, or 16.8%, at December 31, 2005.
      We originate and purchase mortgage loans that have contractual features that may increase our exposure to credit risk and thereby result in a concentration of credit risk. These loan products include interest-only mortgage loans, payment option adjustable rate mortgage loans, high loan-to-value mortgage loans and teaser rate mortgage loans. Our exposure related to these products recorded in mortgage loans held for sale and mortgage loans held for investment (unpaid principal balance) was as follows:

	Unpaid Principal Balance

	As of June 30,	As of December 31,
	2006	2005

	(In millions)
Mortgage Loans Held for Sale — Domestic
Interest-only mortgage loans	$3,478.6	$3,316.3
Payment option adjustable rate mortgage loans	2,480.9	1,097.6
High loan-to-value (100% or more) mortgage loans	949.2	391.7
Below market initial rate (“teaser”) mortgage loans	25.7	16.6

Mortgage Loans Held for Investment — Domestic
Interest-only mortgage loans	$12,635.8	$11,118.9
Payment option adjustable rate mortgage loans	41.3	16.3
High loan-to-value (100% or more) mortgage loans	11,275.8	12,904.7
Below market initial rate (“teaser”) mortgage loans	175.1	394.8

Mortgage Loans — Held for Sale and Investment — International
Interest-only mortgage loans	$3,975.7	$4,925.9
Payment option adjustable rate mortgage loans	—	—
High loan-to-value (100% or more) mortgage loans	15.4	67.9
Below market initial rate (“teaser”) mortgage loans	—	—
      Our total production related to these products was as follows:

	Loan Production
	for the
	Six Months Ended
	June 30,

	2006	2005

	(In millions)
Interest-only mortgage loans	$22,387.0	$18,165.5
Payment option adjustable rate mortgage loans	8,423.1	432.7
High loan-to-value (100% or more) mortgage loans	3,754.2	3,264.0
Below market initial rate (“teaser”) mortgage loans	114.2	25.7
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

      Our funding and liquidity strategy includes issuing additional unsecured long-term debt as our needs dictate and market conditions allow. We plan to continue to further diversify our funding sources.

Funding Sources
      The following table sets forth our sources of funding as of June 30, 2006 and December 31, 2005:

	Outstanding as of

	June 30,	December 31,
	2006	2005

	(In millions)
Collateralized borrowings in securitization trusts	$57,597.4	$56,097.8
Short-term secured borrowings	22,506.8	24,675.0
Short-term unsecured non-affiliate borrowings	968.7	1,277.1
Long-term secured borrowings	5,730.0	4,738.6
Long-term unsecured non-affiliate borrowings	14,111.9	7,181.8
FHLB advances — short-term	12.0	1,506.0
FHLB advances — long-term	4,791.0	2,922.0
Affiliate borrowings — short-term	—	1,047.5
Affiliate subordinated borrowings — long-term	—	4,130.0

Total borrowings	105,717.8	103,575.8
Bank deposits	6,308.6	4,123.3

Total borrowings and deposits	112,026.4	107,699.1
Off-balance sheet financings	93,320.0	78,290.7

Total	$205,346.4	$185,989.8

      The following table shows the amount of secured committed and unused liquidity facilities as of June 30, 2006 and December 31, 2005:

	Secured Committed		Unused Secured Committed
	Liquidity Facilities as of		Liquidity Facilities as of

	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005

	(In millions)
Mortgage loans and warehouse lending(a)	$24,078.2	$23,739.8	$11,262.7	$9,456.0
Residential construction lending receivables(b)	1,575.0	1,275.0	60.0	220.0
Other(c)	2,925.0	2,625.0	293.8	246.9

Total	$28,578.2	$27,639.8	$11,616.5	$9,922.9

(a)	Facilities to fund mortgage loan and warehouse lending receivables.

(b)	Facilities to fund residential construction and resort finance.

(c)	Facilities to fund servicing advances, servicing rights and interests that continue to be held from our off-balance sheet securitizations.
      GMAC Bank has entered into an advances agreement with the Federal Home Loan Bank of Pittsburgh (FHLB). Under the agreement, GMAC Bank had assets restricted as collateral totaling $12.7 billion at June 30, 2006. However, the FHLB will allow GMAC Bank to freely encumber any assets restricted as collateral not needed to collateralize existing FHLB advances notwithstanding the FHLB’s existing lien on such assets. At June 30, 2006, GMAC Bank had $6.1 billion of assets restricted as collateral that were available to be encumbered elsewhere.

      In July 2006, the Company renewed its 364-day unsecured committed $875.0 million revolving syndicated bank credit facility. In addition, the Company has another unsecured committed $875.0 million revolving syndicated bank credit facility due in 2008.
          Off-Balance Sheet Financings
      Our total off-balance sheet financings were $93.3 billion as of June 30, 2006 and $78.3 billion as of December 31, 2005. A significant portion of our off-balance sheet financing relates to securitizations issued in off-balance sheet trusts. The off-balance sheet securitization trusts had aggregate outstanding debt balances of $92.4 billion as of June 30, 2006 and $77.6 billion as of December 31, 2005.
      We also have off-balance sheet structured facilities that fund mortgage loans during the aggregation period. These facilities provide funding for these assets through the issuance of commercial paper from multi- and single-seller asset-backed commercial paper conduits. The structured facilities had aggregate outstanding balances of $959.4 million as of June 30, 2006 and $717.2 million as of December 31, 2005.
     Credit Ratings
      The following table summarizes our current credit ratings from the major credit rating agencies:

	Commercial	Senior
Rating Agency	Paper	Debt	Outlook

Fitch	F3	BBB-	Positive
Moody’s	P-3	Baa3	Possible Downgrade
S&P	A-3	BBB-	Developing
DBRS	R-2 (middle)	BBB	Developing
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
      Financial Accounting Standards Board Staff Position — FIN 46(R)-6  — In April 2006, the FASB issued FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R), which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation, are examined to determine the variability in applying FIN 46(R). The variability is used in applying FIN 46(R) to determine whether an entity is a variable interest entity, which interests are variable interests in the entity and who is the primary beneficiary of the variable interest entity. This interpretation is applied prospectively and is effective for all reporting periods after June 15, 2006. The interpretation did not have a material impact on our consolidated financial position or results of operations.
      Financial Accounting Standards Board Interpretation No. 48 — In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which supplements Statement of Financial Accounting Standard No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is more-likely-than-not to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. We are assessing the potential impact on our financial condition and results of operations.

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
      We employ various commonly used modeling techniques to value our financial instruments in connection with these sensitivity analyses. We use option-adjusted spread models to value mortgage loans, mortgage-

backed securities, mortgage-backed securities forward contracts, collateralized mortgage obligations and mortgage servicing rights. The primary assumptions used in these models for purpose of these sensitivity analyses are the implied market volatility of interest rates and prepayment speeds. We use an option-pricing model to value options and interest rate floors. The primary assumption used in this model is implied market volatility of interest rates. We use zero volatility discounted cash-flow models to value other retained interests. The primary assumptions used in these models are prepayment rates, discount rates and credit losses. All relevant cash flows associated with the financial instruments are incorporated in the various models.
      Based upon this modeling, the following table summarizes the estimated change in fair value of our interest rate-sensitive assets, liabilities and commitments as of June 30, 2006, given several hypothetical, instantaneous, parallel-shifts in the yield curve:

	Change in Fair Value

Change in Interest Rate (basis points)	-100	-50	+50	+100

	(In millions)
Mortgage serving rights and other financial instruments:
Mortgage servicing rights and other retained interests	$(737)	$(288)	$153	$196
Impact of servicing hedge:
Swap-based	42	(15)	69	175
Treasury-based	95	47	(45)	(88)
Others	518	255	(259)	(524)

Mortgage servicing rights and other retained interests, net	(82)	(1)	(82)	(241)

Committed pipeline	70	48	(88)	(214)
Mortgage loan inventory	256	143	(170)	(364)
Impact of associated derivative instruments:
Mortgage-based	(167)	(104)	152	346
Eurodollar-based	(17)	(9)	9	17
Others	(129)	(66)	68	138

Committed pipeline and mortgage loan inventory, net	13	12	(29)	(77)

Net change in fair value related to other businesses	3	2	(3)	(5)

GMAC Bank:
Securities portfolio	1	1	(1)	(1)
Mortgage loans	179	97	(108)	(224)
Deposit liabilities	(10)	(5)	5	10
Federal Home Loan Bank advances	(140)	(71)	73	146
Other liabilities	(26)	(13)	13	25

GMAC Bank, net	4	9	(18)	(44)

Notes payable and capital securities	(291)	(143)	139	275
Impact of associated derivative instruments:
Swap-based	334	165	(161)	(318)

Notes payable and capital securities, net	43	22	(22)	(43)
Insurance company investment portfolios	3	2	(2)	(4)

Net change in fair value related to mortgage servicing rights and other financial instruments	$(16)	$46	$(156)	$(414)

Net change in fair value related to broker-dealer trading securities	$—	$1	$(1)	$(3)

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
Item 4.  Controls and Procedures.
      We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were not effective as of June 30, 2006 solely because of the material weakness in internal control over financial reporting with respect to the preparation, review, presentation and disclosure of the Consolidated Statement of Cash Flows as disclosed in our report on Form 10-K for the year ended December 31, 2005.
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

PART II — OTHER INFORMATION
Item 1.  Legal Proceedings.
      We are subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against us. We did not become party to, and there were no material developments in, any material pending legal proceedings during the three-month period ended June 30, 2006, or during the period from June 30, 2006 to the filing date of this report, except as described below.
      Golden. This putative class action was filed against our subsidiary in the Superior Court of California in San Diego County, in December 2004. Plaintiffs allege “predatory” conduct by our subsidiary in connection with its servicing of residential mortgage loans. This complaint mirrors numerous similar actions filed against other industry participants. Specifically, plaintiffs allege that our subsidiary imposed unwarranted and improper fees, intentionally or recklessly failed to credit payments in a timely fashion, misapplied payments in order to improperly benefit itself, referred accounts prematurely to collections and foreclosure, wrongfully force-placed insurance, and failed to provide borrowers with timely or clear information about the timing and amount of payments owed. Plaintiffs seek to certify a nationwide class consisting of all borrowers serviced by our subsidiary from December 2000 to present, demanding declaratory and injunctive relief and damages. Our subsidiary has filed an answer to the complaint denying the allegations and discovery is proceeding. Our subsidiary’s motions for summary judgment against two of the six named plaintiffs were recently granted by the court. Motions for summary judgment against two additional named plaintiffs are scheduled to be heard by the court in September. Our subsidiary intends to vigorously defend against these claims.
      Santiago. This putative class action was filed against our subsidiary in June 2002 in the United States District Court for the Eastern District of Pennsylvania. Plaintiffs assert violations of Section 8(b) of RESPA based on the alleged collection of “unearned fees for settlement services” comprised of an $85 tax service fee, a $20 flood certification fee, and a $250 funding fee. The putative nationwide class consists of “all persons who, on or after January 1, 1995 . . . paid fees for tax service, flood certification, and/ or underwriting.” In September 2003, the district court dismissed plaintiffs’ causes of action under RESPA as to all three fees for failure to state a claim. Plaintiffs appealed to the U.S. Court of Appeals for the Third Circuit, which affirmed the dismissal as to an alleged overcharge concerning the funding fee, but reversed the district court’s dismissal as to alleged additional charges associated with the flood certificate and tax service fees. The court of appeals remanded plaintiffs’ remaining claims to the district court to determine whether our subsidiary provided sufficient ancillary services to justify any such additional charges and for further proceedings, including discovery and motions, on both of these RESPA issues and ancillary state law claims. No class has yet been certified. Our subsidiary has filed an answer to the claims denying the allegations and has provided some preliminary discovery in conjunction with court-supervised mediation. It intends to vigorously defend against these claims.

Item 1A.	Risk Factors
      The risk factors set forth below update and should be considered in addition to the risk factors previously disclosed in our report on Form 10-K for the year ended December 31, 2005.
Risks Related to Our Business

Our business requires substantial capital, and if we are unable to maintain adequate financing sources our profitability and financial condition will suffer and jeopardize our ability to continue operations.
      We require substantial capital to support our operations and growth plans. Our primary sources of financing include our securitization activities, whole-loan sales, secured aggregation facilities, asset-backed commercial paper facilities, repurchase agreements, public note issuances and bank credit facilities. As of December 31, 2005, we had approximately $27.6 billion of liquidity commitments for asset-backed commercial paper facilities, secured aggregation facilities and repurchase agreements.

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

Rating agencies may downgrade their ratings for us in the future, which would adversely affect our ability to raise capital in the debt markets at attractive rates and increase the interest that we pay on our outstanding publicly traded notes, which could have a material adverse effect on our results of operations and financial condition.
      Each of Standard & Poor’s Rating Services, Moody’s Investors Service, Inc., Fitch, Inc. and Dominion Bond Rating Service rates our debt. Standard & Poor’s and Dominion Bond Rating Service currently maintains a developing outlook with respect to our ratings, while Moody’s has our ratings on watch for a possible downgrade. A reduction in our rating by any of these rating agencies could result in our debt being rated non-investment grade. Ratings reflect the rating agencies’ opinions of our financial strength, operating performance, strategic position and ability to meet our obligations. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.
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
      The occurrence of a terrorist attack or a natural disaster, such as a hurricane, earthquake or wildfire, in a city, metropolitan area or other densely populated location in the United States could decrease the value of mortgaged properties in that location. This, in turn, would increase the risk of delinquency, default or foreclosure on our mortgage loans held for investment or with respect to which we are exposed to the credit risk. The occurrence of any of these events could restrict our ability to originate, sell or securitize mortgage loans, impact the repayment of advances under our warehouse loans and adversely affect our business, profitability and financial condition. Increases in our provision for loan losses and reductions in carrying value relating to certain assets as a result of Hurricane Katrina in 2005 represents an example of the adverse impact that a natural disaster can have upon our profitability and financial condition.

An interruption in or breach of our information systems may result in lost business, regulatory actions or litigation or otherwise harm our reputation.
      We rely heavily upon communications and information systems to conduct our business in each country and market in which we operate. Any failure or interruption of our information systems or the third-party information systems on which we rely could adversely impact our business in several ways, including underwriting or other delays, fewer loan applications being received, slower or incorrect processing of applications and reduced efficiency in loan servicing. We are required to comply with significant U.S. and state regulations, as well as similar laws in other countries in which we operate, with respect to the handling of consumer information, and a breach in security of our information systems could result in regulatory action and litigation against us. If a failure, interruption or breach occurs, it may not be immediately detected or adequately addressed by us or the third parties on which we rely. Such a failure, interruption or breach could harm our reputation, revenues, profitability and business prospects.

Our business capital activities expose us to additional risks that may adversely affect our revenues and profitability.
      We finance residential and resort development and construction projects and provide capital to homebuilders through the leasing of model homes. We also make equity investments in residential development and construction projects as well as entities that conduct those projects. Our investments in and financings of these projects and entities involve significant risks because, among other things, the projects are not complete at the time of the investment or financing. The performance of our investment or repayment of our financing is ultimately dependent on the success of the project. With regard to investments in residential developers, builders and similar entities, the success or failure of an investment is dependent on the financial performance of the entity. If any entity in which we invest fails, we could lose all or part of our investment in that entity. Furthermore, we may not be able to dispose of our investment on favorable terms or at all, particularly if our investments are in non-marketable equity securities of a private company or are otherwise illiquid.
      With regard to development and construction projects, the success or failure of any such project is dependent on a variety of factors, including:

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
      We conduct a significant portion of our business outside the United States. In 2005, we derived approximately 9% of our revenues and 9% of our net income from our businesses in Canada, Mexico and Europe. We have also recently entered markets in South America as well as Australia, and intend to continue to pursue growth opportunities for our businesses outside the United States, which could expose us to greater risks. The risks associated with our operations outside the United States include:

•	multiple foreign regulatory requirements that are subject to change;

•	differing local product preferences and product requirements;

•	fluctuations in foreign currency exchange rates and interest rates;

•	difficulty in establishing, staffing and managing foreign operations;

•	differing legal and regulatory requirements;

•	potentially negative consequences from changes in tax laws; and

•	political and economic instability.
The effects of these risks may, individually or in the aggregate, adversely affect our revenues and profitability.
Legal and Regulatory Risks Related to Our Business

The scope of our residential mortgage loan production and servicing operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels in the United States and in the international markets in which we operate.
      Because we are authorized to originate, purchase and service mortgage loans in all 50 states, we must comply with the laws and regulations, as well as judicial and administrative decisions, for all of these jurisdictions, in addition to an extensive body of federal law and regulations. We similarly face an extensive body of law and regulations in the countries in which we operate outside the United States. The volume of new or modified laws and regulations has increased in recent years, and individual cities and counties in the United States continue to enact laws that restrict certain loan origination, acquisition and servicing activities in those cities and counties. The laws and regulations within and outside the United States are different, complex and, in some cases, in direct conflict with each other. In addition, these laws and regulations often contain vague standards or requirements, which make compliance efforts challenging. As our operations continue to grow, it may be more difficult to comprehensively identify and accurately interpret all of these laws and regulations, properly program our technology systems and effectively train our staff. Any failure to do so will potentially increase our exposure to the risks of noncompliance with these laws and regulations.
      Our failure to comply with these laws and regulations can lead to:

•	civil and criminal liability:

•	loss of licenses and approvals;

•	damage to our reputation in the industry;

•	inability to sell or securitize our loans, or otherwise raise capital;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	Fines and penalties and litigation, including class action lawsuits;

•	governmental investigations and enforcement actions; and

•	claims that an allegedly non-compliant loan is rescindable or unenforceable.
In addition, allegations of our failure to comply with these laws could damage our reputation. We are currently the subject of numerous class action lawsuits relating to alleged violations of various laws and regulations, as well as some governmental investigations relating to certain of our business practices. An adverse result in one or more of these legal proceedings and investigations could harm our results of operations, financial condition, reputation and business prospects. See “Legal Proceedings” for more information.

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
      The expanded reporting does not include additional loan information, such as credit risk, debt-to-income ratio, loan-to-value ratio, documentation level or other salient loan features. As a result, there is a risk that this information could be misinterpreted and lead to increased litigation, investigations and enforcement actions by federal and state agencies, especially with respect to compliance with equal credit and fair lending laws. This increased reporting has also attracted media coverage and governmental inquiries, including with respect to our information, and further media coverage and governmental inquiries are possible. An adverse result in any legal action or proceeding, or negative media coverage, could adversely affect our business or reputation.
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

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 7th day of August, 2006.

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