Form 10-Q
period 2006-09-30
RESIDENTIAL CAPITAL, LLC
filed 2006-11-07
CIK 1332815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number: 0-51438
RESIDENTIAL CAPITAL, LLC
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of September 30, 2006, there were outstanding 1,000 shares of the issuer’s $0.01 par value common stock.
Reduced Disclosure Format
      The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Explanatory Note
      Residential Capital, LLC’s net income for the three months ended September 30, 2006, preliminarily indicated as $76 million as furnished in a Form 8-K dated October 25, 2006, has been increased by $7 million to $83 million. The increase in net income is primarily attributable to process improvements that identified amounts related to mortgage servicing rights that had not been recorded. These items have been recorded and are reflected in this Form 10-Q.

RESIDENTIAL CAPITAL, LLC

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements.
RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2006	2005

	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$1,977,842	$2,266,753
Mortgage loans held for sale	24,786,757	19,521,566
Trading securities	5,033,680	3,896,008
Available for sale securities	168,605	1,068,937
Mortgage loans held for investment, net	73,070,182	67,892,660
Lending receivables, net	14,189,249	13,401,047
Mortgage servicing rights	4,828,025	4,015,015
Accounts receivable	2,317,443	1,951,210
Investments in real estate and other	2,593,682	1,855,298
Goodwill	466,482	459,768
Other assets	3,146,426	2,556,830

Total assets	$132,578,373	$118,885,092

LIABILITIES
Borrowings:
Affiliate borrowings	$—	$5,177,462
Collateralized borrowings in securitization trusts	57,184,409	56,097,801
Other borrowings	55,473,999	42,300,507

Total borrowings	112,658,408	103,575,770
Deposit liabilities	6,257,663	4,123,304
Other liabilities	5,286,429	3,722,048

Total liabilities	124,202,500	111,421,122
STOCKHOLDER’S EQUITY
Common stock, $0.01 par value (1,000 shares authorized, issued and outstanding) and paid-in capital	3,457,405	3,367,677
Retained earnings	4,800,795	3,980,587
Accumulated other comprehensive income	117,673	115,706

Total stockholder’s equity	8,375,873	7,463,970

Total liabilities and stockholder’s equity	$132,578,373	$118,885,092

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

	(Unaudited)
	(Dollars in thousands)
Revenue
Interest income	$2,085,558	$1,479,358	$5,958,845	$4,151,095
Interest expense	1,703,606	1,037,422	4,696,869	2,653,393

Net interest income	381,952	441,936	1,261,976	1,497,702
Provision for loan losses	238,723	163,870	484,060	461,796

Net interest income after provision for loan losses	143,229	278,066	777,916	1,035,906
Gain on sale of mortgage loans, net	236,755	306,818	878,788	787,065
Servicing fees	401,095	360,955	1,162,263	1,046,978
Amortization and impairment of servicing rights	—	(68,955)	—	(515,664)
Servicing asset valuation and hedge activities, net	(331,338)	(1,445)	(687,611)	47,991

Net servicing fees	69,757	290,555	474,652	579,305
Gain on investment securities, net	141,729	23,632	124,768	243,047
Real estate related revenues	162,228	201,835	493,458	526,894
Gain on sale of equity investments	—	—	414,508	—
Other income	38,943	72,716	144,259	227,387

Total net revenue	792,641	1,173,622	3,308,349	3,399,604

Expenses
Compensation and benefits	298,949	387,020	981,410	1,071,826
Professional fees	74,752	47,330	193,563	143,713
Data processing and telecommunications	48,140	51,058	140,630	148,131
Advertising	34,396	38,151	119,548	124,069
Occupancy	33,962	32,075	100,641	92,479
Other	153,471	146,686	405,353	360,187

Total expenses	643,670	702,320	1,941,145	1,940,405

Income before income tax expense	148,971	471,302	1,367,204	1,459,199
Income tax expense	65,538	191,197	534,129	556,873

Net Income	$83,433	$280,105	$833,075	$902,326

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
Nine Months Ended September 30, 2006 and 2005

	Common			Accumulated
	Stock and			Other	Total
	Paid-in	Retained	Comprehensive	Comprehensive	Stockholder’s
	Capital	Earnings	Income	Income	Equity

	(Unaudited)
	(Dollars in thousands)
Balance at January 1, 2006	$3,367,677	$3,980,587		$115,706	$7,463,970
Cumulative effect of change in accounting principle as of January 1, 2006, net of tax:
Transfer of unrealized loss for certain available for sale securities to trading securities	—	(16,717)	$—	16,717	—
Recognize mortgage servicing rights at fair value	—	3,850	3,850	—	3,850
Net income	—	833,075	833,075	—	833,075
Capital contributions	89,728	—	—	—	89,728
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	—	—	1,190	—	1,190
Foreign currency translation adjustment	—	—	27,758	—	27,758
Unrealized loss on cash flow hedges	—	—	(43,698)	—	(43,698)

Other comprehensive income	—	—	(14,750)	(14,750)	—

Comprehensive income	—	—	$822,175	—	—

Balance at September 30, 2006	$3,457,405	$4,800,795		$117,673	$8,375,873

Balance at January 1, 2005	$1,246,778	$2,959,961		$159,006	$4,365,745
Net income	—	902,326	$902,326	—	902,326
Capital contributions	2,103,681	—	—	—	2,103,681
Other comprehensive income, net of tax:
Unrealized loss on available for sale securities	—	—	(25,657)	—	(25,657)
Foreign currency translation adjustment	—	—	(26,949)	—	(26,949)
Unrealized gain on cash flow hedges	—	—	17,654	—	17,654

Other comprehensive income	—	—	(34,952)	(34,952)	—

Comprehensive income	—	—	$867,374	—	—

Balance at September 30, 2005	$3,350,459	$3,862,287		$124,054	$7,336,800

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,

	2006	2005

	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$833,075	$902,326
Reconciliation of net income to net cash used in operating activities:
Amortization and impairment of mortgage servicing rights	—	515,664
Depreciation and amortization	517,939	448,234
Provision for loan losses	484,060	461,796
Gain on sale of mortgage loans, net	(878,788)	(787,065)
Gain on sale of equity investments	(414,508)	—
Net gain on sale of other assets	(37,834)	(45,937)
Pension curtailment gain	(42,630)	—
(Gain) loss on valuation of derivatives	230,579	(7,740)
Gain on investment securities, net	(124,768)	(243,047)
Equity in earnings of investees in excess of cash received	(76,283)	(93,294)
Loss on valuation of mortgage servicing rights	469,301	17,599
Originations and purchases of mortgage loans held for sale	(128,562,265)	(119,203,250)
Proceeds from sales and repayments of mortgage loans held for sale	110,519,623	105,589,462
Deferred income tax	395,903	30,842
Net change in:
Trading securities	510,405	(173,765)
Accounts receivable	(410,634)	214,462
Other assets	54,982	723,870
Other liabilities	204,712	(969,842)

Net cash used in operating activities	(16,327,131)	(12,619,685)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in lending receivables	(711,078)	(1,894,223)
Originations and purchases of mortgage loans held for investment	(13,316,455)	(14,538,710)
Proceeds from sales and repayments of mortgage loans held for investment	18,963,106	21,502,337
Purchases of available for sale securities	(43,041)	(570,903)
Proceeds from sales and repayments of available for sale securities	18,042	451,971
Additions to mortgage servicing rights	(11,772)	(149,912)
Sales of mortgage servicing rights	—	207,591
Purchase of and advances to investments in real estate and other	(1,453,387)	(685,433)
Proceeds from sales of and returns of investments in real estate and other	1,194,851	661,486
Acquisitions, net of cash acquired	(2,219)	—
Other, net	658,088	416,551

Net cash provided by investing activities	5,296,135	5,400,755
The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS — (Continued)

	Nine Months Ended September 30,

	2006	2005

	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in affiliate borrowings	$(5,177,462)	$(1,350,884)
Net increase in other short-term borrowings	2,762,517	1,921,717
Proceeds from issuance of collateralized borrowings in securitization trusts	17,682,004	16,146,955
Repayments of collateralized borrowings in securitization trusts	(16,947,238)	(16,943,441)
Proceeds from secured aggregation facilities, long-term	18,956,393	497,868
Repayments of secured aggregation facilities, long-term	(19,962,782)	(31,368)
Proceeds from other long-term borrowings	11,835,110	7,211,850
Repayments of other long-term borrowings	(406,716)	(190,000)
Payment of debt issuance costs	(101,814)	(78,178)
Increase in deposit liabilities	2,134,359	1,970,592

Net cash provided by financing activities	10,774,371	9,155,111
Effect of foreign exchange rates on cash and cash equivalents	(32,286)	(21,593)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(288,911)	1,914,588
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,266,753	899,083

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,977,842	$2,813,671

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Available for sale securities transferred to trading securities	$927,141	$—
Mortgage loans held for sale transferred to mortgage loans held for investment	13,257,100	9,414,973
Mortgage loans held for investment transferred to mortgage loans held for sale	2,148,876	3,654,994
Mortgage loans held for investment transferred to other assets	1,206,233	625,627
Originations of mortgage servicing rights from sold loans	1,269,212	995,414
Capital contribution through forgiveness of affiliate borrowings	—	2,000,000
Capital contributions of lending receivables	89,728	103,681
The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
      Effective October 24, 2006, Residential Capital Corporation converted its form of organization from a corporation to a limited liability company and changed its name to Residential Capital, LLC as contemplated by the previously announced April 2, 2006 definitive agreement among General Motors Corporation (GM), GM Finance Co. Holdings, Inc., FIM Holdings LLC and GMAC LLC (formerly General Motors Acceptance Corporation). Residential Capital, LLC (the Company) is a wholly-owned subsidiary of GMAC Mortgage Group, LLC (the Group), which is a wholly-owned subsidiary of GMAC LLC (GMAC). GMAC is a wholly-owned subsidiary of GM.
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
      The condensed consolidated financial statements as of September 30, 2006 and for the three- and nine-month periods ended September 30, 2006 and 2005 are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
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

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
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
  Recently Issued Accounting Standards
      Statement of Financial Accounting Standards No. 155 — In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No. 155), which provides the following: (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies the concentrations of credit in the form of subordination are not embedded derivatives, and (5) amends Statement of Financial Accounting Standards No. 140 to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position or results of operations.
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

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
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
      Staff Accounting Bulletin No. 108 — In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Quantifying Financial Misstatements (SAB No. 108), which provides guidelines regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the rollover (current year income statement perspective) and iron curtain (year-end balance sheet perspective) approaches. With the new guidelines, financial statements would require adjustment when either approach results in quantifying a misstatement as material, after considering all relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements for the first fiscal year ending after November 15, 2006. Management does not expect this guidance to have a material effect on the Company’s consolidated financial condition or results of operations.
      Statement of Financial Accounting Standards No. 157 — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS 157 should be applied prospectively. Management is assessing the potential impact on the Company’s consolidated financial condition and results of operations.
      Statement of Financial Accounting Standards No. 158 — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158), which requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end and provides two transition alternatives for companies to make the measurement-date provisions. The recognition of the asset or liability related to funded status provision is effective for fiscal years ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. Management is assessing the potential impact on the Company’s consolidated financial condition and results of operations.

2.	Pending Sale of Majority Interest in GMAC
      On April 2, 2006 GM and GMAC entered into a definitive agreement among GM Finance Co. Holdings, Inc., a wholly-owned subsidiary of GM, and FIM Holdings LLC. FIM Holdings LLC is an investment vehicle formed for purposes of the transactions contemplated by the definitive agreement by Cerberus Capital

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
Management, L.P., Aozora Bank Limited, Citigroup Inc. and a subsidiary of PNC Financial Services Group, Inc. (the Consortium). Pursuant to the definitive agreement, and subject to the terms and conditions set forth therein, among other things:

•	GMAC and most of its U.S. direct and indirect subsidiaries (other than GMAC Insurance Holdings Inc. and its subsidiaries), including the Company and most of its U.S. direct and indirect subsidiaries, will convert into limited liability companies (whether by statutory conversion or merger);

•	The Company will dispose of its interest in GMAC Bank and is exploring options to preserve some of the benefits the Company obtains from GMAC Bank, which may include the creation or acquisition (in whole or in part) of, or the development of a relationship with, an industrial bank; and

•	GM will sell to FIM Holdings common limited liability company interests of GMAC representing 51% of the common limited liability company interests of GMAC.
      Upon conversion to a multi-member LLC, the deferred tax assets and liabilities existing at the time of the conversion will be eliminated, with the impact being recognized in current period earnings.
      The sale and other transactions described above are subject to the satisfaction or waiver of customary and other closing conditions, including, among other things, (i) reasonable satisfaction by the members of the purchaser, pursuant to an agreement with, or other writing from, the Pension Benefit Guaranty Corporation that, following the closing, GMAC and its subsidiaries will not have any liability with respect to the ERISA plans of GM, which writing was received by the Consortium in July 2006, (ii) receipt of ratings for the senior unsecured long-term indebtedness of GMAC and the Company, after giving effect to the transactions contemplated by the definitive agreement, of at least BB and BBB- (or their respective equivalents), respectively, and an A.M. Best rating for GMAC’s significant insurance subsidiaries of at least B++, (iii) that no material adverse effect will have occurred with respect to the business, financial condition or results of operations of GMAC, which includes any actual downgrading by any of the major rating agencies of GM’s unsecured long-term indebtedness rating below CCC or its equivalent, and (iv) the receipt of required regulatory approvals and licenses. The definitive agreement may be terminated upon the occurrence of certain events, including the failure to complete the acquisition by March 31, 2007. GM has announced that it expects the transactions described above to be completed in the fourth quarter of 2006, but it is possible that delays in obtaining such approvals or in satisfying other required conditions could defer the closing until 2007.
      One of the regulatory approvals referred to in (i) above is Federal Deposit Insurance Corporation (FDIC) approval of the change of control of GMAC’s industrial loan company (ILC). On July 28, 2006, the FDIC announced a six-month moratorium on the acceptance of, or final decisions on, notices filed under the Change in Bank Control Act with regard to ILCs. The Consortium filed notices prior to the moratorium. GM and GMAC are currently evaluating the effect of the FDIC’s action on the pending notices, but it appears that the timing of any approval of the notices is likely to be affected by the moratorium. GM and GMAC are working with the Consortium to consider ways to avoid delaying the targeted closing date until 2007.
      There can be no assurance that the transaction will be completed or if it is completed, that the terms of the transaction will not be different from those set forth in the definitive agreement.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

3.	Trading Securities
      Trading securities were as follows:

	September 30,	December 31,
	2006	2005

	(In thousands)
Mortgage and asset-backed securities	$1,641,137	$1,042,548
U.S. Treasury securities	1,084,742	1,173,792
Principal-only securities	956,171	651,309
Residual interests	893,792	763,713
Interest-only securities	455,510	264,646
Other	2,328	—

Total	$5,033,680	$3,896,008

Net unrealized gains	$50,939	$131,019
Pledged as collateral	3,584,245	2,721,189
      Interests that continue to be held by the Company from the Company’s off-balance sheet securitizations are retained in the form of mortgage-backed securities, residual interests, interest-only strips and principal-only strips. At September 30, 2006, trading securities totaling $1.4 billion are interests that continue to be held by the Company from the Company’s off-balance sheet securitizations.

4.	Available for Sale Securities
      The cost, fair value, and gross unrealized gains and losses on available for sale securities were as follows:

	September 30, 2006

		Gross Unrealized

	Cost	Gains	Losses	Fair Value

	(In thousands)
Debt securities:
Mortgage-backed securities	$111,871	$156	$(1,547)	$110,480
Interest-only securities(a)	1,676	3,366	—	5,042
Principal-only securities	197	140	—	337
States & political subdivisions	4,668	—	(61)	4,607
Other	47,410	232	(318)	47,324

Total debt securities	165,822	3,894	(1,926)	167,790
Equity securities	900	—	(85)	815

Total	$166,722	$3,894	$(2,011)	$168,605

RESIDENTIAL CAPITAL, LLC
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
      The following table presents gross gains and losses realized upon the sales of available for sale securities reported in gain on investment securities:

	Nine Months Ended
	September 30,

	2006	2005

	(In thousands)
Gross realized gains	$—	$22,512
Gross realized losses	(22)	(1,379)

Net realized gains (losses)	$(22)	$21,133

      Investment securities that were in an unrealized loss position as of September 30, 2006 had a fair value of $118.6 million and gross unrealized losses of $2.0 million. The fair value of these securities in a continuous loss position less than twelve months was $37.4 million with gross unrealized losses of $0.3 million.
      The Company has pledged as collateral available for sale investment securities with carrying amounts totaling $10.6 million at September 30, 2006 in connection with certain borrowings.

5.	Mortgage Loans Held for Investment
      Mortgage loans held for investment were as follows:

	September 30,	December 31,
	2006	2005

	(In thousands)
Prime conforming	$1,002,539	$1,517,456
Prime non-conforming	8,808,866	6,186,374
Nonprime	56,860,428	56,923,366
Prime second-lien	7,485,807	4,330,537
Government	727	833

Total	74,158,367	68,958,566
Less allowance for loan losses	(1,088,185)	(1,065,906)

Total, net	$73,070,182	$67,892,660

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
      At September 30, 2006, the unpaid principal balance of mortgage loans held for investment relating to securitization transactions accounted for as collateralized borrowings in securitization trusts and pledged as collateral totaled $59.2 billion. The investors in these on-balance sheet securitizations and the securitization trusts have no recourse to the Company’s other assets beyond the loans pledged as collateral. Additionally, the Company pledged mortgage loans held for investment of $13.7 billion as collateral for other secured borrowings at September 30, 2006.
      At September 30, 2006, mortgage loans held for investment on nonaccrual status totaled $6.8 billion. If nonaccrual mortgage loans held for investment had performed in accordance with their original terms, the Company would have recorded additional interest income of approximately $211.1 and $195.1 million during the nine months ended September 30, 2006 and 2005, respectively.
      The Company mitigates some of the credit risk associated with holding certain of the mortgage loans held for investment by purchasing mortgage insurance. Mortgage loans with an unpaid principal balance of $2.1 billion at September 30, 2006 have limited protection through this insurance.

6.	Lending Receivables
      Lending receivables were as follows:

	September 30,	December 31,
	2006	2005

	(In thousands)
Warehouse	$8,559,486	$9,003,196
Construction	3,160,556	2,677,301
Commercial business	1,685,971	1,026,572
Healthcare	602,898	593,230
Commercial real estate	259,820	212,272
Other	116,659	75,883

Total	14,385,390	13,588,454
Less allowance for loan losses	(196,141)	(187,407)

Total, net	$14,189,249	$13,401,047

      At September 30, 2006, the Company pledged lending receivables of $11.5 billion as collateral for certain borrowings.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

7.	Allowance for Loan Losses
      The following is a summary of the activity in the allowance for loan losses for the nine months ended September 30, 2006 and 2005:

	Mortgage Loans
	Held for	Lending
	Investment	Receivables	Total

	(In thousands)
Balance at January 1, 2006	$1,065,906	$187,407	$1,253,313
Provision for loan losses	470,479	13,581	484,060
Charge-offs	(482,413)	(5,642)	(488,055)
Recoveries	34,213	795	35,008

Balance at September 30, 2006	$1,088,185	$196,141	$1,284,326

Balance at January 1, 2005	$872,954	$141,723	$1,014,677
Provision for loan losses	425,706	36,090	461,796
Charge-offs	(356,221)	(2,537)	(358,758)
Recoveries	29,251	476	29,727

Balance at September 30, 2005	$971,690	$175,752	$1,147,442

8.	Mortgage Servicing Rights
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

	Mortgage Servicing Rights Managed By

		Residential	International
	GMAC	Capital	Business
	Residential	Group	Group	Total

	(In thousands)
Estimated fair value at January 1, 2006	$3,056,446	$959,708	$4,850	$4,021,004
Additions obtained from sales of mortgage loans	864,197	403,110	1,905	1,269,212
Additions from purchases of servicing assets	11,772	—	—	11,772
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	81,915	(2,341)	(407)	79,167
Other changes in fair value	(321,915)	(226,019)	(534)	(548,468)
Other changes that affect the balance	—	(5,031)	369	(4,662)

Estimated fair value at September 30, 2006	$3,692,415	$1,129,427	$6,183	$4,828,025

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

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
currency adjustments and the extinguishment of mortgage servicing rights related to clean-up calls of securitization transactions.
      The following are key assumptions used by the Company in valuing its mortgage servicing rights:

		Residential	International
	GMAC	Capital	Business
September 30, 2006	Residential	Group	Group

Weighted average prepayment speed	14.0%	28.0%	10.4%
Range of prepayment speeds	12.2-43.2%	13.0- 38.6%	5.2-20.7%
Weighted average discount rate	8.8%	12.4%	8.0%
Range of discount rates	8.5-12.9%	12.0- 14.0%	8.0%
      The Company’s servicing rights’ primary risk is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher than expected prepayments, which could reduce the value of the mortgage servicing rights. The Company economically hedges the income statement impact of these risks with both derivative and non-derivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures and forward contracts, and/or purchasing or selling U.S. Treasury and principal-only securities. At September 30, 2006, the fair value of derivative financial instruments and non-derivative financial instruments used to mitigate these risks amounted to $343.9 million and $2.0 billion, respectively. The change in the fair value of the derivative financial instruments amounted to a loss of $218.3 million for the nine months ended September 30, 2006 and is included in servicing asset valuation and hedge activities, net in the Condensed Consolidated Statement of Income.
      The components of servicing fees were as follows for the nine months ended September 30, 2006:

(In thousands)
Contractual servicing fees (net of guarantee fees and including subservicing)	$972,185
Late fees	96,096
Ancillary fees	93,982

Total	$1,162,263

      At September 30, 2006, the Company had pledged mortgage servicing rights of $2.4 billion as collateral for borrowings.
      The following table summarizes the Company’s activity related to mortgage servicing rights which prior to January 1, 2006 were carried at the lower of cost or fair value:

(In thousands)
Balance at January 1, 2005	$4,294,846
Originations and purchases, net of sales	929,912
Amortization	(744,114)
Valuation adjustments for hedge accounting	(17,599)
Other than temporary impairment	(36,522)

Balance at September 30, 2005	4,426,523
Valuation allowance	(663,882)

Carrying value at September 30, 2005	$3,762,641

Estimated fair value at September 30, 2005	$3,763,030

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
      The following table summarizes the Company’s activity related to changes in the valuation allowance for impairment of mortgage servicing rights:

(In thousands)
Balance at January 1, 2005	$928,854
Impairment	(228,450)
Other than temporary impairment	(36,522)

Balance at September 30, 2005	$663,882

      The Company’s other than temporary impairment recorded during the nine months ended September 30, 2005 had no impact on the results of operations or financial condition of the Company.

9.	Borrowings
      Borrowings were as follows:

	September 30,	December 31,
	2006	2005

	(In thousands)
Affiliate borrowings	$—	$5,177,462
Collateralized borrowings in securitization trusts(a)	57,184,409	56,097,801
Other borrowings:
Secured aggregation facilities — short-term	15,552,842	10,959,581
Secured aggregation facilities — long-term(a)	3,732,217	4,738,606
Repurchase agreements — short-term	9,319,541	9,896,658
Repurchase agreements — long-term(a)	649,426	—
Senior unsecured notes(a)	11,113,484	5,150,519
Subordinated unsecured notes(a)	1,000,000	—
FHLB advances — short-term	—	1,506,000
FHLB advances — long-term(a)	6,203,000	2,922,000
Third-party bank credit facilities — short-term	400,000	450,000
Third-party bank credit facilities — long-term(a)	1,750,000	1,750,000
Debt collateralized by mortgage loans	2,728,316	2,150,529
Servicing advances	614,238	571,532
Investor custodial funds	119,288	120,985
Other — short-term	1,475,010	1,802,789
Other — long-term(a)	816,637	281,308

Total other borrowings	55,473,999	42,300,507

Total borrowings	$112,658,408	$103,575,770

(a)	Represents borrowings with an original contractual maturity in excess of one year.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
      The following summarizes assets that are restricted as collateral for the payment of certain debt obligations:

	September 30,	December 31,
	2006	2005

	(In thousands)
Mortgage loans held for investment	$72,924,856	$67,798,758
Mortgage loans held for sale	20,270,826	16,147,391
Trading securities	3,584,245	2,696,896
Available for sale securities	10,624	929,112
Mortgage servicing rights	2,359,206	2,220,657
Lending receivables	11,540,639	11,020,766
Accounts receivable	890,124	795,149
Investments in real estate and other	576,808	357,644
Other assets	787,530	238,758

Total assets restricted as collateral	$112,944,858	$102,205,131

Related secured debt	$97,158,681	$89,939,405

      GMAC Bank has entered into an advances agreement with the Federal Home Loan Bank of Pittsburgh (FHLB). Under the agreement, GMAC Bank had assets restricted as collateral totaling $14.1 billion at September 30, 2006. However, the FHLB will allow GMAC Bank to freely encumber any assets restricted as collateral not needed to collateralize existing FHLB advances notwithstanding the FHLB’s existing lien on such assets. At September 30, 2006, GMAC Bank had $5.8 billion of assets restricted as collateral that were available to be encumbered elsewhere.
      The assets that were pledged as collateral in the preceding table include assets that can be sold or repledged by the secured party. The assets that could be sold or repledged were as follows:

	September 30,	December 31,
	2006	2005

	(In thousands)
Mortgage loans held for sale	$4,092,710	$3,880,448
Trading securities	2,875,006	2,126,393
Mortgage loans held for investment	2,302,901	2,429,880
Available for sale securities	—	927,140
Investments in real estate and other	26,000	6,276

Total	$9,296,617	$9,370,137

10.	Deposit Liabilities
      Deposit liabilities were as follows:

	September 30,	December 31,
	2006	2005

	(In thousands)
Non-interest bearing deposits	$1,920,159	$1,368,345
NOW and money market checking accounts	1,460,858	508,830
Certificates of deposit	2,876,646	2,246,129

Total	$6,257,663	$4,123,304

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
      Non-interest bearing deposits primarily represent third-party escrows associated with the Company’s loan servicing portfolio. At September 30, 2006, certificates of deposit included $1.5 billion of brokered certificates of deposit.

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
      The following table summarizes the pretax earnings impact of the ineffectiveness portion of the changes in fair value for each type of accounting hedge classification segregated by the asset or liability hedged:

	Nine Months Ended
	September 30,

	2006	2005	Income Statement Classification

	(In millions)
Fair value hedge ineffectiveness gain (loss):
Mortgage servicing rights	$—	$34.7	Servicing asset valuation and hedge activities
Mortgage loans held for sale	(5.5)	(24.3)	Gain on sale of mortgage loans
Senior unsecured notes	0.3	(1.6)	Gain (loss) on investment securities
Cash flow hedge ineffectiveness gain:
Debt and future debt issuance	0.1	5.1	Interest expense

Total	$(5.1)	$13.9

      In addition, net gains on fair value hedges excluded from assessment of effectiveness totaled $53.7 million for the nine months ended September 30, 2005. There were no net gains on fair value hedges excluded from assessment of effectiveness for the nine months ended September 30, 2006.

12.	Related Party Transactions
      The Company incurred interest expense of $114.6 and $305.7 million for the nine months ended September 30, 2006 and 2005, respectively, related to borrowings from GMAC.
      The Company entered into an agreement with GM to provide certain services through its call center operations. In exchange for these services, the Company recorded income of $2.9 million from GM during the nine months ended September 30, 2005. There was no income from GM for this activity in 2006 as the Company no longer provides these services to GM.
      The Company provides global relocation services to GM and GMAC for certain relocations of their employees. The Company recorded income of $6.3 and $4.4 million for such services in the nine months ended September 30, 2006 and 2005, respectively. In addition, GM and GMAC incurred mortgage-related fees for certain of their employees resulting in income of $7.0 and $4.4 million for the nine months ended September 30, 2006 and 2005, respectively.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
      GMAC provided the Company with certain services for which a management fee was charged. The Company had GMAC management fees expense of $19.3 and $6.3 million for the nine months ended September 30, 2006 and 2005, respectively. In addition, the Company received $6.0 million from GMAC for certain services related to risk management activities for both the nine months ended September 30, 2006 and 2005.
      During the nine months ended September 30, 2006, the Company received cash payments totaling $363.3 million from GMAC for its intercompany tax receivable balance from GM. During the nine months ended September 30, 2006, the Company agreed to settle certain prior year foreign intercompany tax liabilities with GM. The settlement was final for 2001 through 2003 and tentative for 2004 and 2005. The accrued tax liability exceeded the tax settlement by $9.9 million, which reduced tax expense for the nine months ended September 30, 2006.
      The Company provides working capital funding and construction lending financing for affiliates of equity method investees. The affiliates of the investees did not have any outstanding working capital balances at September 30, 2006. The Company recognized interest income of $2.1 and $2.7 million for the nine months ended September 30, 2006 and 2005, respectively, on these balances. The affiliates of the investees had outstanding construction lending receivable balances of $108.6 million at September 30, 2006. The Company recognized interest income on these receivables of $11.3 and $5.7 million for the nine months ended September 30, 2006 and 2005, respectively.
      The Company provides warehouse funding to other equity method investees. The outstanding warehouse lending receivable balance for the investees was $231.7 million as of September 30, 2006. The Company recognized interest income on these receivables of $9.8 and $6.2 million for the nine months ended September 30, 2006 and 2005, respectively. The Company purchased $502.2 and $238.5 million of loans at market prices from the investees during the first nine months of 2006 and 2005, respectively.
      The Company had short-term receivables from unconsolidated affiliates of $10.8 million included within accounts receivable at September 30, 2006.

13.	Defined Benefit Retirement Plan
      In May 2006, the Company approved the freezing of the benefit accrual of GMAC Mortgage Group, LLC’s noncontributory defined benefit retirement plan as of December 31, 2006. No further participant benefits will accrue subsequent to that date and no new entrants will be permitted to enter the plan. A curtailment gain for the freezing of the benefit accrual of $42.6 million was recorded during the three months ended September 30, 2006. After the curtailment gain, the plan’s fair value of assets exceeded the plan’s projected benefit obligation by $60.8 million.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

14.	Segment Information
      Financial results for the Company’s reportable operating segments were as follows:

		Residential	Business	International
	GMAC	Capital	Capital	Business	Corporate
Three Months Ended September 30,	Residential	Group	Group	Group	and Other	Eliminations	Consolidated

	(In thousands)
2006
Net interest income	$51,472	$250,444	$23,741	$46,719	$9,530	$46	$381,952
Provision for loan losses	96	(214,626)	(8,341)	(15,867)	15	—	(238,723)
Other revenue	294,588	169,264	60,791	24,545	111,725	(11,501)	649,412

Total net revenue	346,156	205,082	76,191	55,397	121,270	(11,455)	792,641
Operating expenses	237,362	242,078	21,571	65,790	77,583	(714)	643,670

Income (loss) before income tax expense	108,794	(36,996)	54,620	(10,393)	43,687	(10,741)	148,971
Income tax expense (benefit)	41,968	(12,912)	23,431	(1,687)	18,676	(3,938)	65,538

Net income (loss)	$66,826	$(24,084)	$31,189	$(8,706)	$25,011	$(6,803)	$83,433

Total assets	$26,836,001	$83,495,464	$7,192,330	$13,387,621	$22,857,654	$(21,190,697)	$132,578,373

Net interest income (expense) from other segments	$(79,490)	$(63,315)	$(73,293)	$(19,015)	$235,067	$46	$—

		Residential	Business	International
	GMAC	Capital	Capital	Business	Corporate
Three Months Ended September 30,	Residential	Group	Group	Group	and Other	Eliminations	Consolidated

	(In thousands)
2005
Net interest income (expense)	$74,702	$291,638	$37,900	$44,467	$(6,771)	$—	$441,936
Provision for loan losses	(2,380)	(156,438)	(5,306)	240	14	—	(163,870)
Other revenue	412,580	234,022	71,385	44,084	135,260	(1,775)	895,556

Total net revenue	484,902	369,222	103,979	88,791	128,503	(1,775)	1,173,622
Operating expenses	290,772	198,470	18,119	62,911	132,048	—	702,320

Income (loss) before income tax expense	194,130	170,752	85,860	25,880	(3,545)	(1,775)	471,302
Income tax expense (benefit)	80,787	71,780	35,613	8,977	(5,236)	(724)	191,197

Net income	$113,343	$98,972	$50,247	$16,903	$1,691	$(1,051)	$280,105

Total assets	$20,427,529	$67,463,437	$5,385,478	$8,863,585	$18,485,868	$(16,007,192)	$104,618,705

Net interest income (expense) from other segments	$(59,039)	$(48,309)	$(40,518)	$1,573	$146,293	$—	$—

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

		Residential	Business	International
Nine Months Ended	GMAC	Capital	Capital	Business	Corporate
September 30,	Residential	Group	Group	Group	and Other	Eliminations	Consolidated

	(In thousands)
2006
Net interest income	$155,210	$890,361	$66,954	$130,573	$18,736	$142	$1,261,976
Provision for loan losses	(8,509)	(439,975)	(13,137)	(22,493)	54	—	(484,060)
Other revenue	814,189	618,865	632,998	169,681	308,067	(13,367)	2,530,433

Total net revenue	960,890	1,069,251	686,815	277,761	326,857	(13,225)	3,308,349
Operating expenses	709,917	702,174	57,667	183,994	288,702	(1,309)	1,941,145

Income before income tax expense	250,973	367,077	629,148	93,767	38,155	(11,916)	1,367,204
Income tax expense	117,635	142,737	244,739	20,949	12,418	(4,349)	534,129

Net income	$133,338	$224,340	$384,409	$72,818	$25,737	$(7,567)	$833,075

Net interest income (expense) from other segments	$(213,742)	$(190,786)	$(201,238)	$(26,955)	$632,579	$142	$—

		Residential	Business	International
Nine Months Ended	GMAC	Capital	Capital	Business	Corporate
September 30,	Residential	Group	Group	Group	and Other	Eliminations	Consolidated

	(In thousands)
2005
Net interest income	$218,443	$1,042,903	$110,871	$121,925	$3,560	$—	$1,497,702
Provision for loan losses	519	(436,876)	(24,969)	(504)	34	—	(461,796)
Other revenue	991,652	579,843	187,684	188,164	418,130	(1,775)	2,363,698

Total net revenue	1,210,614	1,185,870	273,586	309,585	421,724	(1,775)	3,399,604
Operating expenses	720,360	613,424	56,158	182,022	368,441	—	1,940,405

Income before income tax expense	490,254	572,446	217,428	127,563	53,283	(1,775)	1,459,199
Income tax expense	204,886	224,442	85,253	39,491	3,525	(724)	556,873

Net income	$285,368	$348,004	$132,175	$88,072	$49,758	$(1,051)	$902,326

Net interest income (expense) from other segments	$(82,952)	$(110,634)	$(97,247)	$3,451	$287,382	$—	$—

15.	Regulatory Matters
      Certain subsidiaries of the Company associated with the Company’s mortgage and real estate operations are required to maintain certain regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state and foreign agencies that could have a material effect on the Company’s results of operations and financial condition. These entities were in compliance with these requirements throughout the nine months ended September 30, 2006.
      As a federally chartered savings bank regulated by the Office of Thrift Supervision, GMAC Bank has complied with the following regulatory capital guidelines:

	Minimum	Minimum to be	September 30,
	Required	Well-Capitalized	2006

Tier 1 leverage	4%	5%	8.1%
Tier 1 risk-based capital	4	6	11.8
Total risk-based capital	8	10	12.0

16.	Subsequent Event
      As described in Note 1, the Company changed its form of organization to a limited liability company and name on October 24, 2006. The Company has elected to be treated as a corporation for federal income tax

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
purposes and continues to be part of GM’s consolidated federal income tax return. Upon conversion to a multi-member limited liability company, which is planned for two business days prior to the closing of the sale transaction as further described in Note 2, the existing deferred tax assets and liabilities for converting companies will be eliminated with the impact recognized in current period earnings. With respect to the conversion of the Company to a multi-member limited liability company, the Company may declare a dividend to GMAC after consideration of the impacts to income and equity resulting from the conversion.

17.	Supplemental Financial Information
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

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$1,102,856	$163,694	$748,077	$(36,785)	$1,977,842
Mortgage loans held for sale	—	6,500,440	18,267,036	19,281	24,786,757
Trading securities	—	2,910,099	2,123,581	—	5,033,680
Available for sale securities	—	563,829	162,411	(557,635)	168,605
Mortgage loans held for investment, net	—	3,121,424	70,030,308	(81,550)	73,070,182
Lending receivables, net	—	1,846,465	12,342,272	512	14,189,249
Mortgage servicing rights	—	4,821,842	6,183	—	4,828,025
Accounts receivable	4,529	1,373,087	1,429,529	(489,702)	2,317,443
Investments in real estate and other	—	117,840	2,475,842	—	2,593,682
Goodwill	—	218,803	247,679	—	466,482
Other assets	264,054	6,486,036	1,895,659	(5,499,323)	3,146,426
Investment in and loans to subsidiaries	21,179,019	4,376,100	—	(25,555,119)	—

Total assets	$22,550,458	$32,499,659	$109,728,577	$(32,200,321)	$132,578,373

LIABILITIES
Borrowings:
Affiliate borrowings	$—	$12,025,000	$1,684,411	$(13,709,411)	$—
Collateralized borrowings in securitization trusts	—	—	57,184,409	—	57,184,409
Other borrowings	13,863,484	9,241,948	33,415,392	(1,046,825)	55,473,999

Total borrowings	13,863,484	21,266,948	92,284,212	(14,756,236)	112,658,408
Deposit liabilities	—	—	6,320,948	(63,285)	6,257,663
Other liabilities	311,101	3,763,103	6,768,923	(5,556,698)	5,286,429

Total liabilities	14,174,585	25,030,051	105,374,083	(20,376,219)	124,202,500

STOCKHOLDER’S EQUITY
Common stock and paid-in capital	3,457,405	2,557,405	1,690,633	(4,248,038)	3,457,405
Retained earnings	4,800,795	4,794,522	2,547,273	(7,341,795)	4,800,795
Accumulated other comprehensive income	117,673	117,681	116,588	(234,269)	117,673

Total stockholder’s equity	8,375,873	7,469,608	4,354,494	(11,824,102)	8,375,873

Total liabilities and stockholder’s equity	$22,550,458	$32,499,659	$109,728,577	$(32,200,321)	$132,578,373

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
Revenue
Interest income	$243,170	$323,077	$1,747,563	$(228,252)	$2,085,558
Interest expense	243,477	272,963	1,426,441	(239,275)	1,703,606

Net interest income (expense)	(307)	50,114	321,122	11,023	381,952
Provision for loan losses	—	34,985	204,482	(744)	238,723

Net interest income (expense) after provision for loan losses	(307)	15,129	116,640	11,767	143,229
Gain (loss) on sale of mortgage loans, net	—	264,924	(37,964)	9,795	236,755
Servicing fees	—	405,958	(1,842)	(3,021)	401,095
Servicing asset valuation and hedge activities, net	—	(330,321)	(1,017)	—	(331,338)

Net servicing fees	—	75,637	(2,859)	(3,021)	69,757
Gain on investment securities, net	—	88,835	52,894	—	141,729
Real estate related revenues	—	2,166	160,062	—	162,228
Other income	712	69,705	(6,303)	(25,171)	38,943

Total net revenue	405	516,396	282,470	(6,630)	792,641
Expenses
Compensation and benefits	—	164,426	134,523	—	298,949
Professional fees	—	73,651	1,190	(89)	74,752
Data processing and telecommunications	—	33,931	14,209	—	48,140
Advertising	—	27,001	7,395	—	34,396
Occupancy	—	21,428	12,534	—	33,962
Other	998	98,750	79,999	(26,276)	153,471

Total expenses	998	419,187	249,850	(26,365)	643,670

Income (loss) before income tax expense	(593)	97,209	32,620	19,735	148,971
Income tax expense (benefit)	(227)	43,238	13,544	8,983	65,538

Income (loss) before equity in net earnings of subsidiaries	(366)	53,971	19,076	10,752	83,433
Equity in net earnings of subsidiaries	83,799	29,828	—	(113,627)	—

Net income	$83,433	$83,799	$19,076	$(102,875)	$83,433

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
Revenue
Interest income	$166,356	$331,387	$1,140,994	$(159,379)	$1,479,358
Interest expense	164,512	238,510	809,447	(175,047)	1,037,422

Net interest income	1,844	92,877	331,547	15,668	441,936
Provision for loan losses	—	31,477	140,979	(8,586)	163,870

Net interest income after provision for loan losses	1,844	61,400	190,568	24,254	278,066
Gain on sale of mortgage loans, net	—	278,997	45,193	(17,372)	306,818
Servicing fees	—	357,337	3,133	485	360,955
Amortization and impairment of servicing rights	—	(67,943)	(1,012)	—	(68,955)
Servicing asset valuation and hedge activities, net	—	(1,444)	(1)	—	(1,445)

Net servicing fees	—	287,950	2,120	485	290,555
Gain (loss) on investment securities, net	—	(6,270)	29,902	—	23,632
Real estate related revenues	—	32,779	169,056	—	201,835
Other income	—	42,258	71,087	(40,629)	72,716

Total net revenue	1,844	697,114	507,926	(33,262)	1,173,622
Expenses
Compensation and benefits	—	234,588	152,432	—	387,020
Professional fees	—	36,567	10,763	—	47,330
Data processing and telecommunications	—	32,381	18,677	—	51,058
Advertising	—	30,454	7,697	—	38,151
Occupancy	—	20,220	11,855	—	32,075
Other	2,029	111,183	62,472	(28,998)	146,686

Total expenses	2,029	465,393	263,896	(28,998)	702,320

Income (loss) before income tax expense	(185)	231,721	244,030	(4,264)	471,302
Income tax expense (benefit)	(70)	98,015	91,269	1,983	191,197

Income (loss) before equity in net earnings of subsidiaries	(115)	133,706	152,761	(6,247)	280,105
Equity in net earnings of subsidiaries	280,220	146,514	—	(426,734)	—

Net income	$280,105	$280,220	$152,761	$(432,981)	$280,105

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
Revenue
Interest income	$668,009	$1,063,571	$4,844,036	$(616,771)	$5,958,845
Interest expense	666,393	801,280	3,881,421	(652,225)	4,696,869

Net interest income	1,616	262,291	962,615	35,454	1,261,976
Provision for loan losses	—	63,232	422,440	(1,612)	484,060

Net interest income after provision for loan losses	1,616	199,059	540,175	37,066	777,916
Gain on sale of mortgage loans, net	—	728,176	156,953	(6,341)	878,788
Servicing fees	—	1,174,324	(6,474)	(5,587)	1,162,263
Servicing asset valuation and hedge activities, net	—	(686,684)	(927)	—	(687,611)

Net servicing fees	—	487,640	(7,401)	(5,587)	474,652
Gain (loss) on investment securities, net	286	(4,404)	128,886	—	124,768
Real estate related revenues	—	50,974	442,484	—	493,458
Gain on sale of equity investments	—	414,508	—	—	414,508
Other income	1,307	138,365	74,384	(69,797)	144,259

Total net revenue	3,209	2,014,318	1,335,481	(44,659)	3,308,349
Expenses
Compensation and benefits	—	598,655	382,755	—	981,410
Professional fees	—	169,899	23,664	—	193,563
Data processing and telecommunications	—	101,209	39,421	—	140,630
Advertising	—	93,396	26,152	—	119,548
Occupancy	—	63,163	37,478	—	100,641
Other	3,089	263,774	209,503	(71,013)	405,353

Total expenses	3,089	1,290,096	718,973	(71,013)	1,941,145

Income before income tax expense	120	724,222	616,508	26,354	1,367,204
Income tax expense	46	319,013	205,555	9,515	534,129

Income before equity in net earnings of subsidiaries	74	405,209	410,953	16,839	833,075
Equity in net earnings of subsidiaries	833,001	427,792	—	(1,260,793)	—

Net income	$833,075	$833,001	$410,953	$(1,243,954)	$833,075

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
Revenue
Interest income	$233,894	$802,205	$3,364,280	$(249,284)	$4,151,095
Interest expense	221,978	528,851	2,168,564	(266,000)	2,653,393

Net interest income	11,916	273,354	1,195,716	16,716	1,497,702
Provision for loan losses	—	119,924	350,458	(8,586)	461,796

Net interest income after provision for loan losses	11,916	153,430	845,258	25,302	1,035,906
Gain on sale of mortgage loans, net	—	529,401	273,409	(15,745)	787,065
Servicing fees	—	1,058,990	(10,339)	(1,673)	1,046,978
Amortization and impairment of servicing rights	—	(515,218)	(446)	—	(515,664)
Servicing asset valuation and hedge activities, net	—	47,992	(1)	—	47,991

Net servicing fees	—	591,764	(10,786)	(1,673)	579,305
Gain (loss) on investment securities, net	(1,553)	138,181	106,419	—	243,047
Real estate related revenues	—	85,422	441,472	—	526,894
Other income	—	132,447	186,930	(91,990)	227,387

Total net revenue	10,363	1,630,645	1,842,702	(84,106)	3,399,604
Expenses
Compensation and benefits	—	661,094	410,732	—	1,071,826
Professional fees	15	111,037	32,661	—	143,713
Data processing and telecommunications	—	101,708	46,423	—	148,131
Advertising	—	98,875	25,194	—	124,069
Occupancy	—	57,982	34,497	—	92,479
Other	2,113	272,827	181,950	(96,703)	360,187

Total expenses	2,128	1,303,523	731,457	(96,703)	1,940,405

Income before income tax expense	8,235	327,122	1,111,245	12,597	1,459,199
Income tax expense	3,150	163,369	381,955	8,399	556,873

Income before equity in net earnings of subsidiaries	5,085	163,753	729,290	4,198	902,326
Equity in net earnings of subsidiaries	897,241	733,488	—	(1,630,729)	—

Net income	$902,326	$897,241	$729,290	$(1,626,531)	$902,326

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$190,461	$(13,204,679)	$(3,356,216)	$43,303	$(16,327,131)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in lending receivables	—	(127,333)	(583,745)	—	(711,078)
Originations and purchases of mortgage loans held for investment	—	(8,511,950)	(6,167,781)	1,363,276	(13,316,455)
Proceeds from sales and repayments of mortgage loans held for investment	—	3,050,644	17,279,450	(1,366,988)	18,963,106
Purchases of available for sale securities	—	(18)	(43,023)	—	(43,041)
Proceeds from sales and repayments of available for sale securities	—	1,388	16,654	—	18,042
Additions to mortgage servicing rights	—	(11,772)	—	—	(11,772)
Purchase of and advances to investments in real estate and other	—	(39,037)	(1,414,350)	—	(1,453,387)
Proceeds from sales of and returns of investments in real estate and other	—	636,423	558,428	—	1,194,851
Acquisitions, net of cash acquired	—	—	(2,219)	—	(2,219)
Payment of capital contribution	(100,000)	(270,977)	—	370,977	—
Net increase in affiliate lending	(3,302,948)	—	21,509	3,281,439	—
Other, net	(63,800)	74,505	647,383	—	658,088

Net cash provided by (used in) investing activities	(3,466,748)	(5,198,127)	10,312,306	3,648,704	5,296,135
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in affiliate borrowings	(4,130,000)	1,597,028	636,949	(3,281,439)	(5,177,462)
Net increase (decrease) in other short-term borrowings	—	(900,557)	3,660,459	2,615	2,762,517
Proceeds from issuance of collateralized borrowings in securitization trusts	—	17,611,862	70,142	—	17,682,004
Repayments of collateralized borrowings in securitization trusts	—	—	(16,947,238)	—	(16,947,238)
Proceeds from secured aggregation facilities, long-term	—	—	18,956,393	—	18,956,393
Repayments of secured aggregation facilities, long-term	—	—	(19,962,782)	—	(19,962,782)
Proceeds from other long-term borrowings	6,956,965	—	4,878,145	—	11,835,110
Repayments of other long-term borrowings	—	—	(406,716)	—	(406,716)
Payments of debt issuance costs	(46,122)	—	(55,692)	—	(101,814)
Proceeds from capital contribution	—	100,000	270,977	(370,977)	—
Dividends paid	—	—	30,706	(30,706)	—
Increase in deposit liabilities	—	—	2,108,164	26,195	2,134,359

Net cash provided by (used in) financing activities	2,780,843	18,408,333	(6,760,493)	(3,654,312)	10,774,371
Effect of foreign exchange rates on cash and cash equivalents	(28,514)	—	(3,772)	—	(32,286)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(523,958)	5,527	191,825	37,695	(288,911)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,626,814	158,167	556,252	(74,480)	2,266,753

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,102,856	$163,694	$748,077	$(36,785)	$1,977,842

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Transfer of $18.1 billion of mortgage loans held for investment from guarantor subsidiaries to non-guarantor subsidiaries.
Transfer of $17.6 billion of collateralized borrowings in securitization trusts from guarantor subsidiaries to non-guarantor subsidiaries.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$10,226	$(13,047,468)	$781,448	$(363,891)	$(12,619,685)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in lending receivables	—	(190,316)	(1,703,907)	—	(1,894,223)
Originations and purchases of mortgage loans held for investment	—	(10,862,508)	(3,765,153)	88,951	(14,538,710)
Proceeds from sales and repayments of mortgage loans held for investment	—	4,744,179	16,758,158	—	21,502,337
Purchases of available for sale securities	—	(551,531)	(19,372)	—	(570,903)
Proceeds from sales and repayments of available for sale securities	—	435,416	16,555	—	451,971
Additions to mortgage servicing rights	—	(152,162)	2,250	—	(149,912)
Sales of mortgage servicing rights	—	207,591	—	—	207,591
Purchase of and advances to investments in real estate and other	—	(43,209)	(642,224)	—	(685,433)
Proceeds from sales of and returns of investments in real estate and other	—	88,885	572,601	—	661,486
Payment of capital contribution	—	(10,000)	—	10,000	—
Net increase in affiliate lending	(2,662,744)	—	—	2,662,744	—
Other, net	(19,010)	61,152	374,409	—	416,551

Net cash provided by (used in) investing activities	(2,681,754)	(6,272,503)	11,593,317	2,761,695	5,400,755
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in affiliate borrowings	(1,009,000)	2,502,000	(233,884)	(2,610,000)	(1,350,884)
Net increase (decrease) in other short-term borrowings	—	1,914,817	(233,089)	239,989	1,921,717
Proceeds from issuance of collateralized borrowings in securitization trusts	—	14,463,450	1,683,505	—	16,146,955
Repayments of collateralized borrowings in securitization trusts	—	—	(16,899,368)	(44,073)	(16,943,441)
Proceeds from secured aggregation facilities, long-term	—	—	497,868	—	497,868
Repayments from secured aggregation facilities, long-term	—	—	(31,368)	—	(31,368)
Proceeds from other long-term borrowings	5,752,850	—	1,459,000	—	7,211,850
Repayments of other long-term borrowings	—	—	(190,000)	—	(190,000)
Proceeds from capital contribution	—	—	10,000	(10,000)	—
Payment of debt issuance cost	(29,048)		(49,130)		(78,178)
Increase in deposit liabilities	—	—	1,970,592	—	1,970,592

Net cash provided by (used in) financing activities	4,714,802	18,880,267	(12,015,874)	(2,424,084)	9,155,111
Effect of foreign exchange rates on cash and cash equivalents	—	—	(21,593)	—	(21,593)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,043,274	(439,704)	337,298	(26,280)	1,914,588
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	648,511	293,712	(43,140)	899,083

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,043,274	$208,807	$631,010	$(69,420)	$2,813,671

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Transfer of $14.9 billion of mortgage loans held for investment from guarantor subsidiaries to non-guarantor subsidiaries.
Transfer of $14.5 billion of collateralized borrowings in securitization trusts from guarantor subsidiaries to non-guarantor subsidiaries.
Transfer of affiliate debt of subsidiaries to parent of $8.0 billion.
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
Results of Operations

Consolidated Results
      Our net income was $83.4 million for the three months ended September 30, 2006, compared to $280.1 million for the same period in 2005, and $833.1 million for the nine months ended September 30, 2006, compared to $902.3 million for the same period in 2005.
      Our mortgage loan production increased to $51.5 billion for the three months ended September 30, 2006, compared to $51.3 billion for the same period in 2005. During the first nine months of 2006, our loan production increased to $140.1 billion from $130.3 billion in 2005. These increases were primarily due to the continued expansion of our international operations. Our domestic loan production declined 6.0% during the three months ended September 30, 2006, and increased 1.7% for the first nine months of 2006, compared to the same periods in 2005. The following summarizes domestic mortgage loan production by type:

	U.S. Mortgage Loan Production by Type

	Three Months Ended September 30,				Nine Months Ended September 30,

	2006		2005		2006		2005

	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans

	(Dollars in millions)
Prime conforming	64,897	$12,002	80,405	$14,832	175,640	$32,536	217,724	$39,532
Prime non-conforming	55,444	16,411	60,508	17,292	140,795	42,776	148,743	42,358
Government	6,460	942	7,984	1,141	19,971	2,884	24,939	3,382
Nonprime	53,774	8,467	60,244	9,884	155,987	23,623	152,106	23,821
Prime second-lien	102,314	6,100	67,808	3,588	315,994	18,500	180,041	9,262

Total U.S. production	282,889	$43,922	276,949	$46,737	808,387	$120,319	723,553	$118,355

      The following table summarizes our U.S. mortgage loan production by purpose and interest rate type:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2006	2005	2006	2005

	(In millions)
Purpose:
Purchase	$19,185	$19,471	$49,753	$48,065
Non-purchase	24,737	27,266	70,566	70,290

	$43,922	$46,737	$120,319	$118,355

Interest rate type:
Fixed rate	$25,219	$24,981	$67,335	$61,224
Adjustable rate	18,703	21,756	52,984	57,131

	$43,922	$46,737	$120,319	$118,355

      The following summarizes domestic mortgage loan production by delivery channel:

	U.S. Mortgage Loan Production by Channel

	Three Months Ended September 30,				Nine Months Ended September 30,

	2006		2005		2006		2005

	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans

	(Dollars in millions)
Retail branches	26,481	$3,865	35,790	$5,537	81,091	$11,697	98,242	$14,940
Direct lending (other than retail branches)	34,212	3,147	44,937	4,963	105,501	9,417	125,455	13,737
Mortgage brokers	43,543	7,300	36,321	6,326	129,594	22,251	97,184	16,396
Correspondent lenders and secondary market purchases	178,653	29,610	159,901	29,911	492,201	76,954	402,672	73,282

Total U.S. production	282,889	$43,922	276,949	$46,737	808,387	$120,319	723,553	$118,355

      The following table summarizes our international mortgage loan production:

	International Mortgage Loan Production

	Three Months Ended September 30,				Nine Months Ended September 30,

	2006		2005		2006		2005

		Dollar		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
Total International production	33,590	$7,531	25,862	$4,535	90,813	$19,736	62,562	$11,932

      For the three months ended September 30, 2006, our domestic production was impacted by the slowing residential real estate market. The slowing residential real estate market, the inverted yield curve and reductions in home price appreciation impacted our financial results, resulting in lower net interest margin, higher provision for loan losses, lower gain on sale volumes and margins and reduced gains on dispositions of real estate acquired through foreclosure. As these domestic market conditions persist, these unfavorable impacts on our results of operations may continue.
      Net interest income was $382.0 million for the three months ended September 30, 2006, compared to $441.9 million for the same period in 2005, a decrease of $59.9 million, or 13.6%. During the first nine months of 2006, our net interest income decreased to $1.3 billion from $1.5 billion in 2005. The increase in our interest expense more than offset the increase in interest income primarily due to short-term interest rates increasing faster than longer term interest rates. Interest income was higher in the three and nine months ended September 30, 2006 than in the same periods of 2005 primarily due to an increase in our average interest-earning assets, including mortgage loans held for sale, mortgage loans held for investment and lending receivables. The increase in interest expense in the three and nine months ended September 30, 2006 compared to the same periods of 2005 was due to increases in the average amount of interest-bearing liabilities outstanding to fund our asset growth along with the cost of these funds. The increase in our funding cost was primarily due to the increase in market interest rates.
      The provision for loan losses was $238.7 million for the three months ended September 30, 2006, compared to $163.9 million for the same period in 2005 and $484.1 million for the nine months ended September 30, 2006, compared to $461.8 million for the same period in 2005. The increases in the provision for loan losses were driven by an increase in delinquent loans, including nonaccrual loans, when compared to the prior year period. In addition, during the three months ended September 30, 2005, we recorded lower loss provisions to reflect favorable severity results from home price appreciation we observed at that time. For our new production, our loan loss provision includes higher loss severity assumptions from weakening home price appreciation. If home price appreciation continues to weaken, it may have a continued negative effect on our provision for loan loss.
      Gain from the sale of mortgage loans was $236.8 million for the three months ended September 30, 2006 compared to $306.8 million for the same period in 2005, a decrease of $70.0 million, or 22.8%. For the nine months ended September 30, 2006, gain from the sale of mortgage loans was $878.8 million compared to $787.1 million for the same period in 2005, an increase of $91.7 million, or 11.7%. The decrease in the gain for the three months ended September 30, 2006 compared to the same period in 2005 was due to a significant margin reduction for prime non-conforming and nonprime products due to competitive pressures. The decline in margin was partially offset by an increase in volume sold. The increase in the gain for the nine months ended September 30, 2006 compared to the same period in 2005 was due to an increase in volume and margin. These increases reflected a product mix shift toward higher margin products, which were primarily payment option adjustable rate mortgage loans. For the nine months ended September 30, 2005, the gain from the sale of mortgage loans included the sale of our Mexican distressed loan business in the first quarter of 2005.
      Net servicing fees were $69.8 million for the three months ended September 30, 2006 compared to $290.6 million for the same period in 2005, a decrease of $220.8 million, or 76.0%. For the nine months ended

September 30, 2006, net servicing fees were $474.7 million compared to $579.3 million for the same period in 2005, a decrease of $104.6 million, or 18.1%. The decreases in net servicing fees were driven by negative servicing valuations, net of derivative hedging activity, which were partially offset by increases in the size of our mortgage servicing rights portfolio. The negative servicing valuation was primarily due to an increase in prepayment speeds due to a decline in the 30-year base mortgage rate during the three months ended September  30, 2006. Derivative hedging results were negatively impacted by lower market volatility and the flattening of the yield curve. During the three months ended September 30, 2005, we changed the discount rate assumption on 30-year prime conforming mortgage loans, which resulted in an approximately $150 million increase to the mortgage servicing rights asset. The domestic servicing portfolio was $402.4 billion as of September 30, 2006, an increase of $30.6 billion, or 8.2%, from $371.8 billion as of September 30, 2005. The adoption of Statement of Financial Accounting Standards No. 156 on January 1, 2006 resulted in the recording of our mortgage servicing rights at fair value. Prior to the adoption, a significant portion of our mortgage servicing rights was effectively recorded at fair value due to previously recorded impairment and the effects of applying hedge accounting. The after-tax impact of the adoption at January 1, 2006 was to increase stockholders equity $3.9 million reflecting the recording of the mortgage servicing rights at fair value. With the adoption of fair value accounting, mortgage servicing rights are no longer amortized and the changes in fair value are reported in earnings in those periods that those changes occur and classified as “Servicing asset valuation and hedge activities” on the income statement and the “Amortization and impairment of servicing rights” income statement line is no longer utilized. On a prospective basis, under fair value accounting, the impact of amortization is recorded in the change in fair value of the mortgage servicing rights.
      The following table summarizes the primary domestic mortgage loan servicing portfolio for which we hold the corresponding mortgage servicing rights:

	U.S. Mortgage Loan Servicing Portfolio

	September 30, 2006		December 31, 2005

	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans

	(Dollars in millions)
Prime conforming mortgage loans	1,449,123	$200,632	1,393,379	$186,405
Prime non-conforming mortgage loans	310,937	96,851	257,550	76,980
Government mortgage loans	183,058	18,866	181,679	18,098
Nonprime mortgage loans	478,130	57,494	493,486	56,373
Prime second-lien mortgage loans	694,654	28,584	500,534	17,073

Total Primary Servicing Portfolio*	3,115,902	$402,427	2,826,628	$354,929

*	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 280,003 with an unpaid principal balance of $47.5 billion at September 30, 2006 and 271,489 with an unpaid principal balance of $38.9 billion at December 31, 2005.
      Our international servicing portfolio was comprised of $31.5 billion of mortgage loans as of September 30, 2006, compared to $23.7 billion as of December 31, 2005.
      Gain on investment securities increased by $118.1 million in the three months ended September 30, 2006 and decreased $118.3 million for the nine months ended September 30, 2006, compared to the same periods in 2005. These variances were primarily due to gains and losses on U.S. Treasury securities and principal-only securities. These securities are used as an economic hedge to changes in fair value of mortgage servicing rights and other prepayment sensitive assets.
      Gain on sale of equity investments represents the cash sale of our investment in a regional homebuilder in the second quarter of 2006. Under the equity method of accounting prior to the sale, our share of pretax income recorded in real estate related revenues totaled $28.6 million for the three months ended September 30, 2005, $39.1 million and $63.8 million for the nine months ended September 30, 2006 and 2005, respectively, and $95.8 million for the year ended December 31, 2005.

      Other income decreased $33.8 million, or 46.4%, in the three months ended September 30, 2006 and $83.1 million, or 36.6%, in the nine months ended September 30, 2006, compared to the same periods in 2005. These declines were primarily caused by lower income from sales of real estate owned and lower valuations of real estate owned due to lower home prices and lower management fee income due to the elimination of an off-balance sheet warehouse lending facility during the fourth quarter of 2005 and a decline in earnings from an equity investment in a partnership that invests in government mortgage loans.
      Expenses declined $58.7 million, or 8.4%, in the three months ended September 30, 2006 and increased $0.7 million in the nine months ended September 30, 2006, compared to the same periods in 2005. For both periods, compensation and benefits expense decreased due to a $42.6 million gain from the curtailment of the pension plan and lower real estate commissions due to the softening of the residential real estate market. These declines were offset by increased professional fees. Professional fees increased primarily due to consulting and contractor expenses related to our integration of GMAC Residential and Residential Capital Group into the U.S. Residential Finance Group. A management team for U.S. Residential Finance Group has been established and we are exploring opportunities to better utilize the competitive advantages of each operating segment.
      The effective tax rate was 44.0% for the three months ended September 30, 2006, compared to 40.6% for the same period in 2005 and 39.1% for the nine months ended September 30, 2006, compared to 38.2% for the same period in 2005. These increases were primarily due to changes in pretax income in various jurisdictions and certain state tax net operating loss limitations.

Segment Results

GMAC Residential
      The following table presents the results of operations for GMAC Residential:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

	(In millions)
Net interest income	$51.5	$74.7	$155.2	$218.4
Provision for loan losses	0.1	(2.4)	(8.5)	0.5
Gain on sales of mortgage loans, net	139.9	151.3	350.0	348.5
Servicing fees	264.0	247.7	767.0	725.7
Amortization and impairment of servicing rights	—	(50.3)	—	(350.3)
Servicing asset valuation and hedge activities, net	(231.1)	43.0	(434.7)	79.6

Net servicing fees	32.9	240.4	332.3	455.0
Other income	121.6	20.9	131.8	188.3
Operating expenses	(237.3)	(290.8)	(709.9)	(720.4)
Income tax expense	(41.9)	(80.8)	(117.6)	(204.9)

Net income	$66.8	$113.3	$133.3	$285.4

      GMAC Residential’s net income declined $46.5 million, or 41.0%, to $66.8 million for the three months ended September 30, 2006, compared to $113.3 million for the same period in 2005 and declined $152.1 million, or 53.3%, to $133.3 million for the nine months ended September 30, 2006, compared to $285.4 million for the same period in 2005.
      Loan originations totaled $20.0 billion and $57.1 billion in the three and nine months ended September 30, 2006, compared to $26.7 billion and $72.1 billion during the same periods in 2005.
      Net interest income declined by $23.2 million, or 31.1%, in the three months ended September 30, 2006 and by $63.2 million, or 28.9%, in the nine months ended September 30, 2006, compared to the same periods in 2005. These declines were caused by cost of funds increasing faster than asset yields.

      The provision for loan losses decreased $2.5 million in the three months ended September 30, 2006 and increased $9.0 million in the nine months ended September 30, 2006, compared to the same periods in 2005. The increase for the nine months ended September 30, 2006 was primarily due to recoveries of the provision for loan losses in 2005 and the increase in the mortgage loans held for investment portfolio in 2006.
      Net servicing fees decreased $207.5 million, or 86.3%, in the three months ended September 30, 2006 and $122.7 million, or 27.0%, in the nine months ended September 30, 2006, compared to the same periods in 2005. These decreases were primarily due to an increase in prepayment speeds due to a decline in the 30-year base mortgage rate during the three months ended September 30, 2006 and our derivative hedging activities, which included negative impacts from lower market volatility on hedge instruments from the flattening of the yield curve. During the three months ended September 30, 2005, the discount rate was lowered on 30-year prime conforming mortgage loans in response to various price points observed in the marketplace. This change in estimate resulted in approximately $150 million of additional mortgage servicing rights value.
      Other income increased $100.7 million in the three months ended September 30, 2006 and declined $56.5 million, or 29.9%, in the nine months ended September 30, 2006, compared to the same periods of 2005. These variances were primarily due to gains and losses on U.S. Treasury securities and principal-only securities used to economically hedge mortgage servicing rights and other prepayment sensitive assets.
      Operating expenses decreased $53.5 million, or 18.4%, in the three months ended September 30, 2006 and $10.5 million, or 1.4%, in the nine months ended September 30, 2006, compared to the same periods in the prior year. These decreases were primarily due to a decrease in compensation expense as both the number of employees and incentive compensation expense declined in response to the softening of the residential real estate market.
      The effective tax rate was 38.6% for the three months ended September 30, 2006, compared to 41.6% for the same period in 2005. The effective tax rate was 46.9% for the nine months ended September 30, 2006, compared to 41.8% for the same period in 2005. The increase for the nine-month period was primarily due to certain state tax net operating loss limitations.

Residential Capital Group
      The following table presents the results of operations for Residential Capital Group:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

	(In millions)
Net interest income	$250.5	$291.6	$890.4	$1,042.9
Provision for loan losses	(214.6)	(156.4)	(440.0)	(436.9)
Gain on sales of mortgage loans, net	84.5	128.1	412.0	208.5
Servicing fees	130.4	108.9	381.6	327.5
Amortization and impairment of servicing rights	—	(17.0)	—	(165.3)
Servicing asset valuation and hedge activities, net	(99.2)	(43.9)	(252.0)	(31.6)

Net servicing fees	31.2	48.0	129.6	130.6
Other income	53.6	58.0	77.3	240.7
Operating expenses	(242.1)	(198.5)	(702.2)	(613.4)
Income tax (expense) benefit	12.9	(71.8)	(142.7)	(224.4)

Net income (loss)	$(24.0)	$99.0	$224.4	$348.0

      Residential Capital Group recorded a net loss of $24.0 million for the three months ended September 30, 2006, compared to net income of $99.0 million for the same period in 2005 and net income decreased to $224.4 million for the nine months ended September 30, 2006, compared to $348.0 million for the same period in 2005.

      Loan originations totaled $27.5 billion in the three months ended September 30, 2006 and $72.0 billion for the nine months ended September 30, 2006, compared to $21.8 billion and $49.9 billion during the same periods in 2005. Loan production during 2006 continued to be positively impacted by the growth in the payment option adjustable rate loan mortgage product, which accounted for $3.7 billion and $11.3 billion of the growth for the three-and nine-month periods.
      Net interest income declined $41.1 million, or 14.1%, in the three months ended September 30, 2006 and $152.5 million, or 14.6%, for the nine months ended September 30, 2006, compared to the same periods in 2005. The declines were due to the cost of funds increasing faster than asset yields.
      The provision for loan losses increased $58.2 million, or 37.2%, in the three months ended September 30, 2006 and $3.1 million, or 0.7%, in the nine months ended September 30, 2006, compared to the same periods in 2005. The increases in the provision for loan losses were primarily driven by an increase in delinquent loans, including nonaccrual loans, when compared to the prior year period. In addition, during the three months ended September 30, 2005, we recorded lower loss provisions to reflect favorable severity results from home price appreciation we observed at that time. For our new production, our loan loss provision includes higher loss severity assumptions from weakening home price appreciation. If home price appreciation continues to weaken, it may have a continued negative effect on our provision for loan loss.
      Gain on sales of mortgage loans decreased by $43.6 million, or 34.1%, in the three months ended September 30, 2006 and increased $203.5 million, or 97.6%, in the nine months ended September 30, 2006, compared to the same periods in 2005. The decrease for the three months ended September 30, 2006 was primarily driven by tightening margins on nonprime and certain prime non-conforming products due to competitive pressures in 2006, which was partially offset by higher sales volume of payment option adjustable rate mortgage loans. The increase for the nine months ended September 30, 2006 was due to an increase in gain on sale of mortgage loan volume and margin. The increased volume and margin reflect a product mix shift toward higher margin products, including payment option adjustable rate mortgage loans.
      Net servicing fees decreased $16.8 million, or 35.4%, in the three months ended September 30, 2006 and $1.0 million, or 0.8%, in the nine months ended September 30, 2006, compared to the same periods in 2005. Servicing fees increased due to the growth of the servicing portfolio. However, these increases were more than offset by an increased valuation loss, net of derivative hedging activities, due to increasing prepayment speeds during the three months ended September 30, 2006 due to a decline in mortgage rates. For the three months ended September 30, 2005, mortgage rates increased. Derivative hedging results were negatively impacted by lower market volatility and the flattening of the yield curve.
      Other income decreased $4.4 million, or 6.8%, for the three months ended September 30, 2006 and $163.4 million, or 67.9%, for the nine months ended September 30, 2006, compared to the same periods in 2005. These decreases were primarily caused by lower income from sales of real estate owned and lower valuations of real estate owned due to lower home prices and lower management fee income due to the elimination of an off-balance sheet warehouse lending facility during the fourth quarter of 2005 and a decline in earnings from an equity investment in a partnership that invests in government mortgage loans.
      Operating expenses increased $43.6 million, or 22.0%, for the three months ended September 30, 2006 and $88.8 million, or 14.5%, for the nine months ended September 30, 2006, compared to the same periods in 2005. These increases were primarily caused by an increase in professional fees and a reduction in the representations and warranties liability in the second quarter of 2005. Professional fees increased primarily due to consulting and contractor expenses related to our integration of GMAC Residential and Residential Capital Group into the U.S. Residential Finance Group. A management team for U.S. Residential Finance Group has been established and we are exploring opportunities to better utilize the competitive advantages of each operating segment.

Business Capital Group
      The following table presents the results of operations for the Business Capital Group:

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

	(In millions)
Net interest income	$23.8	$37.9	$67.0	$110.9
Provision for loan losses	(8.3)	(5.3)	(13.1)	(25.0)
Other income	60.7	71.3	632.9	187.7
Operating expenses	(21.6)	(18.1)	(57.7)	(56.1)
Income tax expense	(23.4)	(35.6)	(244.7)	(85.3)

Net income	$31.2	$50.2	$384.4	$132.2

      Business Capital Group’s net income declined $19.0 million to $31.2 million for the three months ended September 30, 2006, compared to $50.2 million for the same period in 2005 and increased $252.2 million to $384.4 million for the nine months ended September 30, 2006, compared to $132.2 million for the same period in 2005. The decrease in the three months ended September 30, 2006 and the increase in the nine months ended September 30, 2006 were primarily due to the sale of our equity interest in a regional homebuilder, which resulted in a $258.6 million after-tax gain. We sold our entire equity interest in this regional homebuilder during the second quarter of 2006. Under the equity method of accounting prior to the sale, our share of pretax income for the homebuilder was $28.6 million for the three months ended September 30, 2005, and $39.1 million and $63.8 million for the nine months ended September 30, 2006 and 2005. The Business Capital Group regularly makes investments in real estate construction projects and other entities.
      Net interest income declined $14.1 million, or 37.4%, in the three months ended September 30, 2006 and $43.9 million, or 39.6%, in the nine months ended September 30, 2006 compared to the same periods in 2005. These declines were due to an increase in funding costs and growth in borrowings related to increases in investments in real estate. The segment’s cost of funds increased due to higher short-term interest rates.
      The provision for loan losses increased $3.0 million in the three months ended September 30, 2006 and declined $11.9 million in the nine months ended September 30, 2006, compared to the same periods in 2005. The changes were primarily due to changes in the portfolio growth rate and the assessment of incurred losses associated with the portfolio.
      Other income decreased by $10.6 million, or 14.8%, in the three months ended September 30, 2006, compared to the same period in 2005, and increased by $445.2 million in the nine months ended September 30, 2006, compared to the same period in 2005. Excluding the gain on sale of the equity interest in the regional homebuilder, recorded during the second quarter of 2006, other income increased by $30.7 million, or 16.4%, in the nine months ended September 30, 2006. This increase was primarily due to real estate related revenues generated from equity investments, fee income and increases in our real estate portfolio consisting of model homes and residential lots.

International Business Group
      The following table presents the results of operations for International Business Group:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

	(In millions)
Net interest income	$46.7	$44.5	$130.6	$121.9
Provision for loan losses	(15.9)	0.2	(22.5)	(0.5)
Gain on sales of mortgage loans, net	22.6	26.8	129.0	163.5
Servicing fees	2.8	2.0	2.3	(9.9)
Amortization and impairment of servicing rights	—	(1.0)	—	(0.4)
Servicing valuation and hedge activities, net	(1.0)	—	(0.9)	—

Net servicing fees (loss)	1.8	1.0	1.4	(10.3)
Other income	0.2	16.3	39.3	35.0
Operating expenses	(65.8)	(62.9)	(184.0)	(182.0)
Income tax (expense) benefit	1.7	(9.0)	(21.0)	(39.5)

Net income (loss)	$(8.7)	$16.9	$72.8	$88.1

      International Business Group recorded a net loss of $8.7 million for the three months ended September 30, 2006, compared to net income of $16.9 million for the same period in 2005 and net income declined $15.3 million, or 17.3%, to $72.8 million for the nine months ended September 30, 2006, compared to $88.1 million for the same period in 2005.
      Loan originations totaled $7.5 billion during the three months ended September 30, 2006 and $19.7 billion in the nine months ended September 30, 2006, compared to $4.5 billion and $11.9 billion during the same periods in 2005. Origination volume in 2006 was positively impacted by the strategic launch of more competitively priced products in the United Kingdom and Continental Europe.
      Net interest income increased $2.2 million in the three months ended September 30, 2006 and $8.7 million in the nine months ended September 30, 2006, compared to the same periods in 2005. The increase in interest income was driven primarily by an increase in average interest-earning assets, primarily mortgage loans held for investment and mortgage loans held for sale. The increase was due to increased production levels in the United Kingdom and Continental Europe. The increase in interest expense in the nine months ended September 30, 2006 was due to an increase in the average interest-bearing liabilities to fund asset growth.
      Provision for loan losses increased $16.1 million in the three months ended September 30, 2006 and $22.0 million in the nine months ended September 30, 2006, compared to the same periods in 2005. The increases were primarily due to increased credit losses in the United Kingdom.
      The gain on sales of mortgage loans declined $4.2 million, or 15.4%, in the three months ended September 30, 2006 and $34.5 million, or 21.1%, in the nine months ended September 30, 2006, compared to the same periods in 2005. The segment sold $5.1 billion and $17.7 billion of loans for the three and nine months ended September 30, 2006, compared to $3.2 billion and $10.4 billion of loans for the three and nine months ended September 30, 2005. These increases in volume of mortgage loans sold were more than offset by a significant decline in margins on loan sales due to competitive pressures.
      Net servicing fees increased $0.8 million in the three months ended September 30, 2006 and $11.7 million in the nine months ended September 30, 2006 compared to the same periods in 2005. The increases were primarily due to an increase in servicing fees due to an increase in the servicing portfolio.
      Other income declined $16.1 million in the three months ended September 30, 2006 and increased $4.3 million in the nine months ended September 30, 2006, compared to the same periods in 2005. The decline for the three months ended September 30, 2006 was driven by gains from residual sales in 2005 in the United Kingdom and higher residual writedowns in 2006. The increase for the nine months ended September 30, 2006 was primarily due to an equity investment that was purchased in the fourth quarter of 2005.
      The effective tax rate was 16.2% for the three months ended September 30, 2006, compared to 34.7% for the same period in 2005. The effective tax rate was 22.3% for the nine months ended September 30, 2006, compared to 31.0% for the same period in 2005. These declines were primarily due to favorable intercompany foreign tax settlements.

Corporate and Other
      The following table presents the results of operations for Corporate and Other:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

	(In millions)
Net interest income	$9.5	$(6.8)	$18.7	$3.6
Provision for loan losses	0.1	—	0.1	—
Gain (loss) on sales of loans	—	0.3	(1.8)	65.1
Servicing fees	3.5	2.8	12.7	5.3
Amortization and impairment of mortgage servicing rights	—	(0.7)	—	0.3
Servicing asset valuation and hedge activities, net	0.8	—	—	—

Net servicing fees	4.3	2.1	12.7	5.6
Other income	107.4	133.0	297.1	347.4
Operating expenses	(77.6)	(132.1)	(288.7)	(368.4)
Income tax (expense) benefit	(18.7)	5.2	(12.4)	(3.5)

Net income	$25.0	$1.7	$25.7	$49.8

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
      Other income and operating expenses include the revenues and expenses of the real estate brokerage and relocation business. A significant portion of other income is comprised of the gross commissions earned on the real estate brokerage business and a significant portion of operating expenses is comprised of the commissions due to the individual real estate brokers involved in the transactions. The net income from these activities is not significant.
      Other income includes miscellaneous investments held at the holding company level. Income tax expenses are generally allocated to the individual reportable operating segments. The amount of income tax expense in Corporate and Other results from an allocation to the income and expense items reported in Corporate and Other.
      Operating expenses include a $42.6 million curtailment gain for the freezing of the defined benefit plan effective December 31, 2006. The gain was recorded during the three months ended September 30, 2006.
      Gain (loss) on sales of loans primarily relates to our Mexican distressed mortgage loan business, which was sold in the first quarter of 2005 resulting in a pretax gain of $63.0 million.

Asset Quality

Allowance for Loan Losses
      The following table summarizes the activity related to the allowance for loan losses:

	Mortgage Loans
	Held for	Lending
	Investment	Receivables	Total

	(In millions)
Balance at January 1, 2006	$1,065.9	$187.4	$1,253.3
Provision for loan losses	470.5	13.6	484.1
Charge-offs	(482.4)	(5.7)	(488.1)
Recoveries	34.2	0.8	35.0

Balance at September 30, 2006	$1,088.2	$196.1	$1,284.3

Balance at January 1, 2005	$873.0	$141.7	$1,014.7
Provision for loan losses	425.7	36.1	461.8
Charge-offs	(356.2)	(2.6)	(358.8)
Recoveries	29.2	0.5	29.7

Balance at September 30, 2005	$971.7	$175.7	$1,147.4

Allowance as a percentage of total:
September 30, 2006	1.47%	1.36%	1.45%
December 31, 2005	1.55%	1.38%	1.52%
      The following table summarizes the net charge-off information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

	(In millions)
Mortgage loans:
Prime conforming	$(0.2)	$(0.2)	$(1.0)	$(0.2)
Prime non-conforming	(5.6)	(24.0)	(22.6)	(26.1)
Prime second-lien	(8.1)	(2.0)	(10.8)	(5.6)
Nonprime	(171.0)	(84.9)	(413.8)	(295.1)
Lending receivables:
Warehouse	0.1	0.2	(0.1)	—
Construction	0.3	—	0.3	(2.0)
Commercial real estate	—	—	(5.1)	(0.1)

Total net charge-offs	$(184.5)	$(110.9)	$(453.1)	$(329.1)

Nonperforming Assets
      Nonperforming assets include nonaccrual loans, foreclosed assets and restructured loans. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 and 90 days past due, respectively, or when the timely collection of the principal of the loan, in whole or in part, is doubtful.

      Nonperforming assets consisted of the following:

	September 30,	December 31,	September 30,
	2006	2005	2005

	(In millions)
Nonaccrual loans:
Mortgage loans:
Prime conforming	$9.8	$9.8	$19.5
Prime non-conforming	371.3	361.7	239.3
Government	0.2	0.1	39.1
Prime second-lien	132.6	84.8	71.8
Nonprime*	6,274.8	5,730.7	5,110.3
Lending receivables:
Warehouse	9.5	41.8	1.0
Construction	20.9	8.6	8.6
Commercial real estate	—	17.0	—

Total nonaccrual loans	6,819.1	6,254.5	5,489.6
Restructured loans	12.1	22.8	—
Foreclosed assets	922.2	506.5	557.1

Total nonperforming assets	$7,753.4	$6,783.8	$6,046.7

Total nonaccrual loans as a percentage of total mortgage loans held for investment and lending receivables	7.7%	7.6%	7.8%

Total nonperforming assets as a percentage of total consolidated assets	5.8%	5.7%	5.8%

*	Includes $340.0 million as of September 30, 2006, $374.1 million as of December 31, 2005 and $461.9 million as of September 30, 2005 of loans that were purchased distressed and already in nonaccrual status.

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
      The following table summarizes the delinquency information for our mortgage loans held for investment portfolio:

	As of September 30,		As of December 31,		As of September 30,

	2006		2005		2005

		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total

	(Dollars in millions)
Current	$61,299	83.6%	$56,576	83.3%	$48,906	83.8%
Past due:
30 to 59 days	4,284	5.8	4,773	7.0	4,101	7.0
60 to 89 days	1,830	2.5	1,528	2.2	1,335	2.3
90 days or more	2,757	3.8	2,258	3.3	1,676	2.9
Foreclosures pending	1,937	2.6	1,356	2.0	1,205	2.0
Bankruptcies	1,250	1.7	1,520	2.2	1,159	2.0

Total unpaid principal balance	73,357	100.0%	68,011	100.0%	58,382	100.0%

Net premiums	801		948		906

Total	$74,158		$68,959		$59,288

      The allowance for loan losses as a percentage of mortgage loans held for investment and lending receivables was 1.45% as of September 30, 2006 compared to 1.52% as of December 31, 2005. The allowance for loan losses related to mortgage loans held for investment as a percentage of those loans was 1.47% as of September 30, 2006, an 8 basis point decline from 1.55% as of December 31, 2005. The decline in the allowance as a percentage of mortgage loans held for investment was due to an increase in prime mortgage loans as a percentage of total mortgage loans held for investment. Prime mortgage loans represented 23.3% of the total mortgage loans held for investment portfolio as of September 30, 2006, compared with 17.5% as of December 31, 2005. In addition, the percentage of delinquent mortgage loans held for investment, including nonaccrual loans, relative to unpaid principal balance declined to 16.4% as of September 30, 2006, compared to 16.7% as of December 31, 2005.
      Nonprime mortgage loan net charge-offs were $413.8 million for the nine months ended September 30, 2006, compared to $295.1 million for the same period of the prior year. Nonprime mortgage loans held for investment increased approximately 20% during 2005 from $47.4 billion as of December 31, 2004 to $56.9 billion as of December 31, 2005. As of September 30, 2006, nonprime mortgage loans held for investment were substantially unchanged from December 31, 2005. The increase in the nonprime charge-offs was primarily due to both the increase in the nonprime mortgage loan held for investment portfolio during 2005 along with the seasoning of the portfolio that occurred in 2006 with fewer new nonprime loans being added to the portfolio. As a nonprime mortgage loan ages, our loan loss provisioning for the establishment of an allowance precedes any charge-off of that loan due to the time lag between the recognition of the loss event, which is generally when a loan becomes delinquent, and the resolution of the loan resulting in charge-off, which is generally upon foreclosure. Accordingly, during periods of stable nonprime mortgage loan held for investment balances, as occurred during the first nine months of 2006, charge-offs are expected to increase in relation to provision levels absent a substantial change in the delinquency trend or product mix of the portfolio when compared to periods of loan growth.

      The allowance for loan loss related to total lending receivables as a percentage of lending receivables outstanding was 1.36% as of September 30, 2006, compared to 1.38% as of December 31, 2005. This decline was due to a decline in the assessment of incurred losses inherent in the portfolio.
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

	Unpaid Principal Balance

	As of September 30,	As of December 31,
	2006	2005

	(In millions)
Mortgage Loans Held for Sale — Domestic
Interest-only mortgage loans	$3,860.0	$3,316.3
Payment option adjustable rate mortgage loans	2,744.0	1,097.6
High loan-to-value (100% or more) mortgage loans	542.6	391.7
Below market initial rate (“teaser”) mortgage loans	14.9	16.6

Mortgage Loans Held for Investment — Domestic
Interest-only mortgage loans	$13,298.9	$11,118.9
Payment option adjustable rate mortgage loans	99.0	16.3
High loan-to-value (100% or more) mortgage loans	11,894.9	12,904.7
Below market initial rate (“teaser”) mortgage loans	187.7	394.8

Mortgage Loans — Held for Sale and Investment — International
Interest-only mortgage loans	$5,167.2	$4,925.9
Payment option adjustable rate mortgage loans	—	—
High loan-to-value (100% or more) mortgage loans	23.0	67.9
Below market initial rate (“teaser”) mortgage loans	—	—
      Our total production related to these products was as follows:

	Loan Production
	for the
	Nine Months Ended
	September 30,

	2006	2005

	(In millions)
Interest-only mortgage loans	$35,017.5	$30,198.4
Payment option adjustable rate mortgage loans	14,045.0	2,151.2
High loan-to-value (100% or more) mortgage loans	6,294.1	4,883.2
Below market initial rate (“teaser”) mortgage loans	194.6	26.1
      Our underwriting guidelines for these products take into consideration the borrower’s capacity to repay the loan and credit history. We believe our underwriting procedures adequately consider the unique risks which may come from these products. We conduct a variety of quality control procedures and periodic audits to ensure compliance with our underwriting standards.
Liquidity and Capital Resources

Liquidity and Capital Management
      We have significant financing requirements related to the operation of our business. We manage our liquidity and funding operations in an effort to ensure that we have access to funding sources that meet our short- and long-term financing needs in a variety of market conditions and balance sheet levels. Our strategy has been to develop diverse funding sources to meet our liquidity needs. Our liquidity and capital management practices involve actively monitoring the risk associated with our funding needs and capital structure. We regularly assess the term structure of our assets and liabilities, our interest rate risk and the reliability and concentrations of our funding sources. In order to enhance our financial flexibility, we maintain a mix of secured and unsecured debt.
      Our funding and liquidity strategy includes issuing additional secured and unsecured debt as our needs dictate and market conditions allow. We plan to continue to further diversify our funding sources.
      With respect to our conversion to a multi-member limited liability company, we may declare a dividend to GMAC after consideration of the impacts to income and equity resulting from the conversion.

Funding Sources
      The following table sets forth our sources of funding as of September 30, 2006 and December 31, 2005:

	Outstanding as of

	September 30,	December 31,
	2006	2005

	(In millions)
Collateralized borrowings in securitization trusts	$57,184.4	$56,097.8
Short-term secured borrowings	29,224.0	24,675.0
Short-term unsecured non-affiliate borrowings	985.3	1,277.1
Long-term secured borrowings	4,547.3	4,738.6
Long-term unsecured non-affiliate borrowings	14,514.4	7,181.8
FHLB advances — short-term	—	1,506.0
FHLB advances — long-term	6,203.0	2,922.0
Affiliate borrowings — short-term	—	1,047.5
Affiliate subordinated borrowings — long-term	—	4,130.0

Total borrowings	112,658.4	103,575.8
Bank deposits	6,257.7	4,123.3

Total borrowings and deposits	118,916.1	107,699.1
Off-balance sheet financings	102,636.7	78,290.7

Total	$221,552.8	$185,989.8

      The following table shows the amount of secured committed and unused liquidity facilities as of September 30, 2006 and December 31, 2005:

	Secured Committed		Unused Secured Committed
	Liquidity Facilities as of		Liquidity Facilities as of

	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005

	(In millions)
Mortgage loans and warehouse lending(a)	$24,145.9	$23,739.8	$11,933.9	$9,456.0
Residential construction lending receivables(b)	1,575.0	1,275.0	—	220.0
Other(c)	2,524.4	2,625.0	251.6	246.9

Total	$28,245.3	$27,639.8	$12,185.5	$9,922.9

(a)	Facilities to fund mortgage loan and warehouse lending receivables.

(b)	Facilities to fund residential construction and resort finance.

(c)	Facilities to fund servicing advances, servicing rights and interests that continue to be held from our off-balance sheet securitizations.
      GMAC Bank has entered into an advances agreement with the Federal Home Loan Bank of Pittsburgh (FHLB). Under the agreement, GMAC Bank had assets restricted as collateral totaling $14.1 billion at September 30, 2006. However, the FHLB will allow GMAC Bank to freely encumber any assets restricted as collateral not needed to collateralize existing FHLB advances notwithstanding the FHLB’s existing lien on such assets. At September 30, 2006, GMAC Bank had $5.8 billion of assets restricted as collateral that were available to be encumbered elsewhere.
      The Company maintains $3.5 billion in syndicated bank credit facilities. These facilities are comprised of a $1.75 billion term loan due in 2008, an unsecured committed $875.0 million 364-day revolving credit facility due in 2007 and an unsecured committed $875.0 million revolving credit facility due in 2008. As of September 30, 2006, there were no outstanding balances under the revolving credit facilities.
      During the three months ended September 30, 2006, MINT II, LLC (MINT II) was created. MINT II is a secured aggregation vehicle that provides us with financing for mortgage loans during the aggregation period and for warehouse lending receivables. MINT II obtains financing through the issuance of extendable notes, which are secured by the mortgage loans and warehouse lending receivables. As of September 30, 2006, MINT II had uncommitted liquidity of $25.0 billion with $7.9 billion of extendable notes outstanding.
          Off-Balance Sheet Financings
      Our total off-balance sheet financings were $102.6 billion as of September 30, 2006 and $78.3 billion as of December 31, 2005. A significant portion of our off-balance sheet financing relates to securitizations issued in off-balance sheet trusts. The off-balance sheet securitization trusts had aggregate outstanding debt balances of $101.8 billion as of September 30, 2006 and $77.6 billion as of December 31, 2005.
      We also have off-balance sheet structured facilities that fund mortgage loans during the aggregation period. These facilities provide funding for these assets through the issuance of commercial paper from multi- and single-seller asset-backed commercial paper conduits. The structured facilities had aggregate outstanding balances of $753.1 million as of September 30, 2006 and $717.2 million as of December 31, 2005.
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
      Staff Accounting Bulletin No. 108 — In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Quantifying Financial Misstatements (SAB No. 108), which provides guidelines regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the rollover (current year income statement perspective) and iron curtain (year-end balance sheet perspective) approaches. With the new guidelines, financial statements would require adjustment when either approach results in quantifying a misstatement as material, after considering all relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements for the first fiscal year ending after November 15, 2006. Management does not expect this guidance to have a material effect on our consolidated financial condition or results of operations.
      Statement of Financial Accounting Standards No. 157 — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 57 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS 157 should be applied prospectively. Management is assessing the potential impact on our consolidated financial condition and results of operations.
      Statement of Financial Accounting Standards No. 158 — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension

and Other Postretirement Plans (SFAS No. 158), which requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end and provides two transition alternatives for companies to make the measurement-date provisions. The recognition of the asset or liability related to funded status provision is effective for fiscal years ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. Management is assessing the potential impact on our consolidated financial condition and results of operations.

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

      Based upon this modeling, the following table summarizes the estimated change in fair value of our interest rate-sensitive assets, liabilities and commitments as of September 30, 2006, given several hypothetical, instantaneous, parallel-shifts in the yield curve:

	Change in Fair Value

Change in Interest Rate (basis points)	-100	-50	+50	+100

	(In millions)
Mortgage servicing rights and other financial instruments:
Mortgage servicing rights and other retained interests	$(1,212)	$(540)	$380	$617
Impact of servicing hedge:
Swap-based	460	195	(125)	(196)
Treasury-based	115	56	(54)	(105)
Others	528	242	(205)	(384)

Mortgage servicing rights and other retained interests, net	(109)	(47)	(4)	(68)

Committed pipeline	34	23	(46)	(122)
Mortgage loan inventory	273	146	(174)	(376)
Impact of associated derivative instruments:
Mortgage-based	(77)	(49)	78	187
Eurodollar-based	(11)	(6)	6	11
Others	(194)	(100)	124	240

Committed pipeline and mortgage loan inventory, net	25	14	(12)	(60)

Net change in fair value related to other businesses	5	3	(3)	(7)

GMAC Bank:
Mortgage loans	173	98	(114)	(237)
Deposit liabilities	(11)	(5)	5	11
Federal Home Loan Bank advances	(151)	(78)	82	166
Other liabilities	(22)	(11)	11	22

GMAC Bank, net	(11)	4	(16)	(38)

Notes payable and capital securities	(287)	(142)	138	272
Impact of associated derivative instruments:
Swap-based	331	163	(160)	(315)

Notes payable and capital securities, net	44	21	(22)	(43)

Insurance company investment portfolios	3	2	(2)	(4)

Net change in fair value related to mortgage servicing rights and other financial instruments	$(43)	$(3)	$(59)	$(220)

Net change in fair value related to broker-dealer trading securities	$(3)	$(1)	$1	$2

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
Item 4.  Controls and Procedures.
      We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of September 30, 2006.
      As previously disclosed in our Form 10-K for the year ended December 31, 2005, management concluded that our disclosure controls and procedures were not effective because of a material weakness in internal control over financial reporting with respect to the preparation, review, presentation and disclosure of the Consolidated Statement of Cash Flows.
      Subsequently, during 2006, we implemented enhancements to our internal controls over financial reporting with respect to our Consolidated Statement of Cash Flows. These enhancements include improving our review and oversight procedures to ensure proper preparation, review, presentation and disclosure of our Consolidated Statement of Cash Flows. We believe the controls have been effective during the period.
      There were no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.  Legal Proceedings.
      We are subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against us. We did not become party to, and there were no material developments in, any material pending legal proceedings during the three-month period ended September 30, 2006, or during the period from September 30, 2006 to the filing date of this report, except as described below.
      Kessler. This putative class action was consolidated for settlement purposes with five other cases, all alleging that the plaintiffs obtained second-lien mortgage loans from either Community Bank of Northern Virginia or Guaranty National Bank of Tallahassee and that they were charged interest rates and fees violating the Pennsylvania Secondary Mortgage Loan Act. Plaintiffs additionally claim that the banks were not the actual lenders on the loans, but rather that the banks “rented” their banking charters to affiliates for the purpose of facilitating the assessment of “illegal” fees and that the affiliates either split the fees or kicked back the fees in violation of Real Estate Settlement Procedures Act (RESPA). Plaintiffs sought to hold our subsidiary liable primarily on the basis that the subsidiary was an assignee of the mortgage loans. In December 2003, the U.S. District Court for the Western District of Pennsylvania gave its final approval to a proposed $41.1 million settlement for all six cases, inclusive of attorney’s fees. The settlement contemplated payment to approximately 44,000 borrowers nationwide. A group of seven plaintiffs’ class action counsel appealed the settlement in part on the grounds that the underlying litigation did not address possible Truth in Lending Act (TILA) or Home Ownership and Equity Protection Act (HOEPA) claims. On August 11, 2005, the U.S. Court of Appeals for the Third Circuit vacated the district court’s approval of the settlement and remanded the matter to the district court for further proceedings, in part to determine the “viability” of the TILA and HOEPA claims made by the objectors. On October 9, 2006, the district court issued an opinion holding that the asserted TILA and HOEPA claims were not “viable” under the facts and circumstances of this litigation. The district court scheduled a status conference for December 1, 2006.

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
      Our failure to comply with these laws and regulations can lead to:

•	civil and criminal liability;

•	loss of licenses and approvals;

•	damage to our reputation in the industry;

•	inability to sell or securitize our loans, or otherwise raise capital;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	Fines and penalties and litigation, including class action lawsuits;

•	governmental investigations and enforcement actions; and

•	claims that an allegedly non-compliant loan is rescindable or unenforceable.
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

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 6th day of November, 2006.

Residential Capital, LLC
(Registrant)

/s/ Bruce J. Paradis

Bruce J. Paradis
Chief Executive Officer

/s/ James N. Young

James N. Young
Chief Accounting Officer and Controller

INDEX OF EXHIBITS

Exhibit	Description

3.1	Certificate of Formation of Residential Capital, LLC dated October 24, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated October 24, 2006)
3.2	Certificate of Conversion to Limited Liability Company of Residential Capital, LLC dated October 24, 2006 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, dated October 24, 2006)
3.3	Limited Liability Company Agreement of Residential Capital, LLC dated October 24, 2006 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, dated October 24, 2006)
12.1	Computation of ratio of earnings to fixed charges
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
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