Form 10-K
period 2006-12-31
RESIDENTIAL CAPITAL, LLC
filed 2007-03-13
CIK 1332815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006, or

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
Securities registered pursuant to Section 12(g) of the Act
Limited Liability Company Interests
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer    ☐              Accelerated filer    ☐              Non-accelerated filer    ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     As of December 31, 2006, there were outstanding 1,000 limited liability company interests of the issuer.
     Documents incorporated by reference: None.
Reduced Disclosure Format
     The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

’

RESIDENTIAL CAPITAL CORPORATION

PART I

Item 1.	BUSINESS.
      We were incorporated in Delaware in 2004 as Residential Capital Corporation, and effective October 24, 2006, we converted our legal form of organization from a corporation to a limited liability company and changed our name to Residential Capital, LLC. Residential Capital, LLC is a wholly-owned subsidiary of GMAC Mortgage Group, LLC, which is a wholly-owned subsidiary of GMAC LLC. In November 2006, General Motors Corporation completed the sale of a majority equity stake in GMAC to an investment consortium led by Cerberus FIM Investors, LLC and including wholly-owned subsidiaries of Citigroup Inc., Aozora Bank Ltd. and PNC Financial Services Group, Inc.
      The terms “ResCap,” “the company,” “we,” “our” and “us” refer to Residential Capital, LLC and its subsidiaries as a consolidated entity, except where it is clear that the terms mean only Residential Capital, LLC. Residential Capital, LLC did not conduct any operations prior to the transfer of our wholly-owned subsidiaries GMAC Residential Holding Corp. (which was converted into a limited liability company and changed its name to GMAC Residential Holding Company, LLC in June 2006) and GMAC-RFC Holding Corp. (which was converted into a limited liability company and changed its name to GMAC-RFC Holding Company, LLC in July 2006) to us in March 2005. We describe our business as if it were our business for all historical periods described. We conduct our operations through four operating segments: GMAC Residential, which represents substantially all of the operations of GMAC Residential Holding, and the Residential Capital Group, Business Capital Group and International Business Group, representing substantially all of the operations of GMAC-RFC Holding. References to our historical assets, liabilities, products, businesses or activities are generally intended to refer to the historical assets, liabilities, products, businesses or activities of GMAC Residential Holding and GMAC-RFC Holding and their respective subsidiaries as they were conducted prior to their transfer to us.
Business Overview
      We are a leading real estate finance company focused primarily on the residential real estate market. Our globally diversified businesses include:

•	U.S. Residential Real Estate Finance — We are one of the largest participants in the U.S. residential real estate finance industry. We operate this business through two segments, GMAC Residential and Residential Capital Group. Through these segments, we:

—	Originate, purchase, sell and securitize residential mortgage loans throughout the United States. We are the seventh largest producer of residential mortgage loans in the United States (as ranked by Inside Mortgage Finance), producing approximately $162 billion in residential mortgage loans in 2006, and the third largest non-agency issuer of mortgage-backed and mortgage-related asset-backed securities in the United States (as ranked by Inside Mortgage Finance), issuing more than $65 billion of these securities in 2006.

—	Provide primary and master servicing to investors in our residential mortgage loans and securitizations. As of December 31, 2006, we were the seventh largest servicer of residential mortgage loans in the United States (as ranked by Inside Mortgage Finance), with a primary servicing portfolio of approximately $412 billion.

—	Provide collateralized lines of credit, which we refer to as warehouse lending facilities, to other originators of residential mortgage loans. As of December 31, 2006, we believe we were the largest provider of such facilities in the United States.

—	Hold a portfolio of residential mortgage loans for investment and interests from our securitization activities. This portfolio included approximately $71.1 billion in mortgage loans and interests from our securitization activities as of December 31, 2006.

—	Conduct banking activities through our affiliate GMAC Bank.

—	Provide real estate closing services.

•	Business Capital — Through our Business Capital Group, we provide financing and equity capital to residential land developers and homebuilders. We also provide financing to resort developers and healthcare-related enterprises.

•	International — Our International Business Group includes substantially all of our operations outside of the United States. We originate, purchase, sell and securitize residential mortgage loans. We also extend credit to companies involved in residential real estate development and provide commercial lending facilities. We believe that we are the largest originator of nonprime residential mortgage loans in the United Kingdom, originating approximately $8 billion of such loans in 2006. We produced approximately $28 billion in residential mortgage loans outside the United States in 2006 and we had a servicing portfolio of approximately $36 billion of such loans as of December 31, 2006.
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
Our Business

U.S. Residential Real Estate Finance
      We are one of the largest residential mortgage producers and servicers in the United States, producing approximately $162 billion in residential mortgage loans in 2006 and servicing approximately $412 billion in residential mortgage loans as of December 31, 2006. We are also one of the largest non-agency issuers of mortgage-backed and mortgage-related asset-backed securities in the United States. Additionally, as of December 31, 2006, we believe we were one of the largest providers of warehouse lending to the residential mortgage lending industry in the United States.
      The principal activities of our U.S. residential real estate finance business include:

•	Originating, purchasing, selling and securitizing residential mortgage loans;

•	Servicing residential mortgage loans for ourselves and others;

•	Providing warehouse financing to residential mortgage loan originators and correspondent lenders to originate residential mortgage loans;

•	Creating a portfolio of mortgage loans and interests that continue to be held from our securitization activities;

•	Conducting banking activities through our affiliate GMAC Bank; and

•	Providing real estate closing services.
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

Correspondent Lender and other Secondary Market Purchases
      Loans purchased from correspondent lenders are originated or purchased by the correspondent lenders, and subsequently sold to us. Some of our purchases from correspondent lenders are conducted through our affiliate, GMAC Bank. As with our mortgage brokerage network, we approve any correspondent lenders that participate in our loan purchase programs. In determining whether to approve a correspondent lender, we generally consider its financial status, its previous experience in originating mortgage loans and its potential loan origination volumes, its prior delinquency and loss experience (if available), its underwriting standards and quality control procedures and, if applicable, its servicing operations. Upon approval, each correspondent lender must sign an agreement with us to originate loans in accordance with the underwriting standards and procedures required by our loan programs. These agreements also require that the correspondent lender originate its loans in accordance with all applicable laws.
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
      Summary of Production Channels
      The following table summarizes our domestic mortgage loan production by channel:

	U.S. Mortgage Loan Production by Channel

	For the Year Ended December 31,

	2006		2005		2004

		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
Retail branches	103,139	$15,036	126,527	$19,097	134,160	$18,012
Direct lending (other than retail branches)	135,731	12,547	161,746	17,228	148,343	16,209
Mortgage brokers	169,200	29,025	134,263	22,961	111,571	16,302
Correspondent lender and secondary market purchases	642,169	104,960	552,624	99,776	533,459	82,504

Total U.S. production	1,050,239	$161,568	975,160	$159,062	927,533	$133,027

      Types of Mortgage Loans
      We originate and acquire mortgage loans that generally fall into one of the following five categories:

•	Prime Conforming Mortgage Loans — These are prime credit quality first-lien mortgage loans secured by single-family residences that meet or “conform” to the underwriting standards established by Fannie Mae or Freddie Mac for inclusion in their guaranteed mortgage securities programs.

•	Prime Non-Conforming Mortgage Loans — These are prime credit quality first-lien mortgage loans secured by single-family residences that either (1) do not conform to the underwriting standards established by Fannie Mae or Freddie Mac, because they have original principal amounts exceeding Fannie Mae and Freddie Mac limits ($359,650 in 2005, $417,000 in 2006 and 2007), which are commonly referred to as jumbo mortgage loans, or (2) have alternative documentation requirements and property or credit-related features (e.g., higher loan-to-value or debt-to-income ratios) but are otherwise considered prime credit quality due to other compensating factors.

•	Government Mortgage Loans — These are first-lien mortgage loans secured by single-family residences that are insured by the Federal Housing Administration or guaranteed by the Veterans Administration.

•	Nonprime Mortgage Loans — These are first-lien and certain junior lien mortgage loans secured by single-family residences, made to individuals with credit profiles that do not qualify for a prime loan, have credit-related features that fall outside the parameters of traditional prime mortgage products or have performance characteristics that otherwise expose us to comparatively higher risk of loss.

•	Prime Second-Lien Mortgage Loans — These are open- and closed-end mortgage loans secured by a second or more junior lien on single-family residences, which include home equity mortgage loans.

      The following table summarizes our domestic mortgage loan production by type:

	U.S. Mortgage Loan Production by Type

	For the Year Ended December 31,

	2006		2005		2004

		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
Prime conforming	233,058	$43,350	275,351	$50,047	276,129	$45,593
Prime non-conforming	193,736	60,294	192,914	55,811	163,260	43,473
Government	25,474	3,665	31,164	4,251	40,062	4,834
Nonprime	193,880	30,555	226,317	35,874	217,344	27,880
Prime second-lien	404,091	23,704	249,414	13,079	230,738	11,247

Total U.S. production	1,050,239	$161,568	975,160	$159,062	927,533	$133,027

      The following table summarizes our U.S. mortgage loan production by purpose and interest rate type:

	For the Year Ended December 31,

	2006	2005	2004

	(In millions)
Purpose:
Purchase	$65,889	$64,164	$49,985
Non-purchase	95,679	94,898	83,042

	$161,568	$159,062	$133,027

Interest rate type:
Fixed rate	$91,695	$79,863	$72,390
Adjustable rate	69,873	79,199	60,637

	$161,568	$159,062	$133,027

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
          Sale and Securitization Activities
      We sell most of the mortgage loans we originate or purchase. In 2006, we sold $152.7 billion in mortgage loans. We typically sell our Prime Conforming Mortgage Loans in sales that take the form of securitizations guaranteed by Fannie Mae or Freddie Mac, and we typically sell our Government Mortgage Loans in securitizations guaranteed by the Government National Mortgage Association, or Ginnie Mae. In 2006, we sold $45.9 billion of mortgage loans to government-sponsored enterprises, or 30% of the total loans we sold, and $106.8 billion to other investors through whole-loan sales and securitizations, including both on-balance sheet and off-balance sheet securitizations. We hold the mortgage loans that we do not sell and the securities and subordinated interests that we retain in our securitizations as part of our investment portfolio. See “— Mortgage Loans Held for Investment and Interests That Continue to Be Held by The Company” for more information about our management of our interests that continue to be held. We generally retain the servicing rights with respect to loans that we sell or securitize.
      Our sale and securitization activities include developing asset sale or retention strategies, conducting pricing and hedging activities and coordinating the execution of whole-loan sales and securitizations. Specifically, we set current pricing for loan purchases, manage loan commitments and the inventory of mortgage loans awaiting sale or securitization, and hedge mortgage loans against interest-rate risk during the time between the initial commitment of a mortgage loan and its sale or securitization. For more information on our hedging activities, see the discussion under the heading “Risk Factors — Risks Related to Our Business — Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates” and “Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk.”
      The length of time from the origination or purchase of a mortgage loan to its sale or securitization generally ranges from 10 to 100 days, depending on a variety of factors including loan volume by product type, interest rates and other capital market conditions. We typically sell loans within 20 to 60 days of purchase or origination. We generally sell or securitize mortgage loans in the secondary market when we have accumulated a sufficient volume of mortgage loans with similar characteristics, usually $25 million to $1.5 billion in principal amount.
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
      As a result of the structure of these securitizations, the third-party investors and the securitization trusts have no recourse to our assets or us and have no ability to require us to repurchase their securities, but rather have recourse only to the assets transferred to the trust. We do make certain representations and warranties concerning the mortgage loans, such as lien status or mortgage insurance coverage. If we are found to have breached a representation or warranty, we could be required to repurchase the loan from the securitization trust. See “Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Purchase Obligations and Options.” We do not guarantee any securities issued by the securitization trusts as part of our securitizations. In the past, however, we have provided guarantees or pledged collateral to third-party credit enhancement providers in support of certain securitization activities. These guarantees and pledged collateral had an aggregate maximum potential liability of $98.4 million as of December 31, 2006. To date, no claims have been made under these guarantees, nor has any of the collateral been subject to any claims.
      In addition to the cash we receive in exchange for the mortgage loans we sell to the securitization trust, we often continue to hold interests in the securitization trust as partial payment for the loans and generally hold these interests in our investment portfolio. These interests may take the form of mortgage-backed or mortgage-related asset-backed securities (including senior and subordinated interests), interest-only, principal-only, investment grade, non-investment grade or unrated securities. We are entitled to receive payment on our subordinated interests only after the investors holding more senior interests are paid the contractual principal and interest payments and there is excess cash remaining in the securitization trust. Thus, the subordinated interests we retain serve as credit enhancement for the more senior securities issued by the securitization trust. Our ability to receive payment on our interests depends on the performance of the underlying mortgage loans, and material adverse changes in performance of the loans, including actual credit losses and prepayment speeds, could have a material adverse effect on the value of our interests. See “Risk Factors — Risks Related to Our Business — Our earnings may decrease because of increases or decreases in interest rates;” “Risk Factors — Risks Related to Our Business — General business and economic conditions may significantly and adversely affect our revenues, profitability and financial condition” and “Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Valuation of Interests in Securitized Assets” for more information regarding our accounting for our interests and how the value of our interests may be affected by events outside of our control.
      One of our wholly-owned subsidiaries is a registered broker-dealer and member of the National Association of Securities Dealers, Inc. and another is registered with the Financial Services Authority in the United Kingdom. These subsidiaries underwrite and distribute some of our mortgage-backed and mortgage-related asset-backed securities, and the U.S. broker-dealer provides capital market liquidity in mortgage-backed securities and mortgage-related asset-backed securities sold by us to both institutional investors and financial institutions in the United States.
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
      We also occasionally purchase primary servicing rights from other mortgage industry participants or agree to provide primary mortgage servicing as a subservicer where we do not hold the corresponding servicing right (and, therefore, do not include the mortgage servicing right as an asset in our financial statements). As of December 31, 2006, we acted as primary servicer and owned the corresponding servicing rights on approximately 3.2 million of residential mortgage loans having an aggregate unpaid principal balance of approximately $412 billion, and we acted as subservicer (and did not own the corresponding servicing rights) on approximately 291,000 loans having an aggregate unpaid principal balance of approximately $55 billion. We also acted as master servicer on approximately 1.3 million residential mortgage loans having an aggregate principal balance of approximately $177 billion as of December 31, 2006 (including loans for which we are also primary servicer).
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
      The following table sets forth the types of residential mortgage loans comprising our primary servicing portfolio for which we hold the corresponding mortgage servicing rights:

	U.S. Mortgage Loan Servicing Portfolio

	As of December 31,

	2006		2005		2004

		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
Prime conforming mortgage loans	1,456,344	$203,927	1,393,379	$186,405	1,323,918	$165,577
Prime non-conforming mortgage loans	319,255	101,138	257,550	76,980	203,822	55,585
Government mortgage loans	181,563	18,843	181,679	18,098	191,844	18,328
Nonprime mortgage loans	409,516	55,750	493,486	56,373	505,929	51,139
Prime second-lien mortgage loans	784,170	32,726	500,534	17,073	445,396	13,718

Total primary servicing portfolio*	3,150,848	$412,384	2,826,628	$354,929	2,670,909	$304,347

*	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 290,992 with an unpaid principal balance of $55.4 billion as of December 31, 2006, 271,489 with an unpaid principal balance of $38.9 billion as of December 31, 2005 and 99,082 with an unpaid principal balance of $13.9 billion as of December 31, 2004.

      The following table sets forth information concerning the delinquency experience, including pending foreclosures, on residential mortgage loans that generally complied with our underwriting criteria at the time of origination or purchase and for which we were the primary servicer as of the dates indicated. We do not have direct credit exposure on most of these mortgage loans; our direct exposure is limited to those mortgage loans held for investment or sale and those loans that have been securitized and for which we continue to hold interests. The determination as to whether a loan falls into a particular delinquency category is made as of the close of business on the last business day of each month.

	U.S. Mortgage Loan Servicing Portfolio Delinquency

	For the Year Ended December 31,

	2006		2005		2004

		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
Total U.S. mortgage loans serviced	3,150,848	$412,384	2,826,628	$354,929	2,670,909	$304,347

Period of delinquency(1)(2)
30 to 59 days	93,423	$12,166	80,431	$9,559	74,344	$8,021
60 to 89 days	27,779	3,379	25,052	2,703	21,627	2,066
90 days or more	41,761	4,714	36,973	3,367	26,495	2,376
Foreclosures pending	36,034	4,682	31,925	3,370	37,712	3,458

Total delinquent loans	198,997	$24,941	174,381	$18,999	160,178	$15,921

Percent of U.S. mortgage loans serviced	6.32%	6.05%	6.17%	5.35%	6.00%	5.23%

(1)	As used in this discussion, prime credit quality loans and some of our other mortgage loans are considered to be 30 or more days delinquent when a payment due remains unpaid as of the close of business on the last business day immediately prior to the next following monthly due date.

(2)	Does not include foreclosures pending.
      The delinquency and pending foreclosure information set forth above may not be representative of the results we will experience on any mortgage loans we produce and service in the future.
          Warehouse Lending
      We are a provider of warehouse lending facilities to correspondent lenders and other mortgage originators in the United States. These facilities enable those lenders and originators to finance residential mortgage loans until they are sold in the secondary mortgage loan market. We provide warehouse lending facilities for a full complement of residential mortgage loans, including mortgage loans that we acquire through our correspondent lenders. We provide some of our warehouse lending facilities through our affiliate GMAC Bank.
      Advances under our warehouse lending facilities are collateralized by the underlying mortgage loans and bear interest at variable rates. Our warehouse lending facilities generally have a one-year term that may be renewed or extended, although some of our warehouse lending facilities have up to a four-year term. In addition, we also make lines of credit and term loans available to a limited number of our correspondent lenders to finance the acquisition of servicing rights, the retention of interest-only securities and other residual interests in their securitizations or for general working capital purposes.
      As of December 31, 2006, we had total warehouse line of credit commitments of approximately $13.2 billion, against which we had advances outstanding of approximately $8.8 billion. We purchased approximately 23% of the mortgage loans financed by our warehouse lending facilities in 2006.

          Mortgage Loans Held for Investment and Interests That Continue to Be Held by The Company
      We hold a portfolio of assets consisting of (1) residential mortgage loans held for investment, including residential mortgage loans sold in on-balance sheet securitizations and (2) interests that continue to be held from our securitization activities. As of December 31, 2006, the principal balance of our mortgage loan portfolio was approximately $69.4 billion and the fair value of our interests that continue to be held was approximately $1.7 billion. We hold a portion of this portfolio through GMAC Bank. Our portfolio of mortgage loans and interests that continue to be held provide a source of revenue as we recognize interest income over the life of the underlying mortgage loans.
      Our portfolio of residential mortgage loans held for investment and interests that continue to be held from our securitization activities includes some residential mortgage loans we own directly, having decided to hold these loans in our portfolio instead of selling them through whole-loan sales or securitizations. A decision to retain certain assets in our portfolio is dependent upon a variety of factors, including the type of mortgage product, the interest rate environment, general economic conditions, the availability of efficient funding sources and other factors in the capital markets. These factors impact our assessment of the value of the asset and its ability to generate revenues over time. As discussed above under the heading “— Sale and Securitization Activities,” the interests that we retain from our securitizations may include mortgage-backed or mortgage-related asset-backed securities (including senior and subordinated interests), interest-only, principal-only, investment grade, non-investment grade or unrated securities. Our ability to obtain repayment on our interests depends on the performance of the underlying mortgage loans, and material adverse changes in performance of the loans, including actual credit losses and increased prepayment speeds, could have a material adverse effect on the value of our interests. See “Risk Factors — Risks Related to Our Business — Our earnings may decrease because of increases or decreases in interest rates;” “Risk Factors — Risks Related to Our Business — General business and economic conditions may significantly and adversely affect our revenues, profitability and financial condition” and “Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Valuation of Interests in Securitized Assets” for more information regarding our accounting for these interests and how the value of our interests that may be affected by events outside our control.
      We own in our portfolio interests from securitizations for which we recognized a gain on sale. We also have mortgage loans that appear on our balance sheet because they were securitized through transactions structured as on-balance sheet securitizations under generally accepted accounting principles. In contrast to the more common off-balance sheet securitizations, we do not recognize a gain on sale for our on-balance sheet securitizations. See “Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Understanding our Financial Results — On- and Off-Balance Sheet Securitizations” for more information regarding these on-balance sheet securitizations.
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
          GMAC Bank
      In November 2006, GMAC Bank, which was then our indirect wholly-owned subsidiary, transferred substantially all of its assets and liabilities at book value to GMAC Automotive Bank, an indirect wholly-owned subsidiary of GMAC, in a purchase and assumption transaction (the P&A Transaction). GMAC Automotive Bank paid GMAC Bank $1.2 billion in the transaction. GMAC Bank paid via dividend the $1.2 billion to us. After the transaction, the remainder of GMAC Bank (consisting of approximately $105 million in assets, $93 million in liabilities and $13 million in equity), as well as the bank’s charter, was transferred to GM through a series of dividends. GMAC Bank was then renamed “National Motors Bank FSB”.
      Immediately following the P&A Transaction, GMAC contributed all of its shares of GMAC Automotive Bank to GMAC’s wholly-owned subsidiary, IB Finance Holding Company LLC, a newly created limited liability holding company subsidiary of GMAC. We purchased certain non-voting interests in IB Finance Holding Company LLC from GMAC for $1.161 billion pursuant to an Equity Purchase Agreement. GMAC retained the voting interests in IB Finance Holding Company LLC. GMAC Automotive Bank was renamed “GMAC Bank”. We also contributed $360 million to IB Finance Holding Company LLC, which contributed that amount to the new GMAC Bank.
      On an ongoing basis, GMAC and ResCap will contribute capital and share earnings and distributions based on the performance of their respective assets within the new GMAC Bank. In addition, certain of our officers and directors also became officers and/or directors of the new GMAC Bank.
      Our purchase of the non-voting interests resulted in our retention of all of the risks and rewards of ownership for the assets and operations that were sold by the original GMAC Bank (i.e., the mortgage division of the new GMAC Bank). GMAC retains all of the risks and rewards of ownership of the assets and operations associated with the former GMAC Automotive Bank (i.e., the automotive division of the new GMAC Bank). We consolidated the IB Finance Holding Company as of November 2006. Generally accepted accounting principles require that the IB Finance Holding Company be consolidated for all financial reporting periods presented. However, the effect of consolidating the IB Finance Holding Company in our consolidated financial statements prior to November 2006 is not considered material. GMAC’s interests in the automotive division of GMAC Bank are accounted for as a minority interest within our consolidated financial statements.
      The mortgage division of GMAC Bank provides us access to an additional source of funding for our U.S. residential real estate finance business. GMAC Bank also participates in many of our U.S. residential real estate finance business activities, and provides collateral/pool certification and collateral document custodial services to our U.S. residential real estate finance business and third-party customers.
      GMAC Bank also provides individual banking products to consumers online at www.gmacbank.com. These products primarily include consumer deposits, money market accounts, student loans, online banking and bill payment services, as well as residential mortgage and home equity loans and lines of credit. GMAC Bank’s consumer business is targeted at participants in GM Family First and other customers of our U.S. residential real estate finance business in addition to the general public.
      The automotive division of GMAC Bank offers automotive financial services through select qualifying GM automotive dealerships and to the customers of those dealerships in the United States.
      As of December 31, 2006, GMAC Bank had $20.2 billion in assets, with approximately $9.9 billion in customer deposits. A portion of GMAC Bank’s deposit liabilities (approximately 14% as of December 31, 2006) consists of custodial funds deposited by other parts of our business.
      Through GMAC Bank, we have, from time to time, based on independent analysis of underwriting criteria, provided real-estate secured financing to GM automotive dealers for purposes of refinancing existing debt or to expand existing dealer real estate holdings. If any of these financings become delinquent for a period of at least 60 days, we have the right to require that GMAC purchase the delinquent loans for the amount of unpaid principal plus accrued interest and additional costs. As of December 31, 2006, there were $335.9 million of automotive dealer loans outstanding.
          Other Related Real Estate Finance Activities
      We also provide real estate closing services, such as obtaining flood and tax certifications, appraisals, credit reports and title insurance.

      Our captive reinsurer, CapRe of Vermont, LLC, provides reinsurance of private mortgage insurance on loans we or our correspondent lenders originate. As of December 31, 2006, CapRe of Vermont had reinsurance agreements covering $14.2 billion in active original principal mortgage loans.
          Our U.S. Residential Real Estate Finance Operating Segments
      We carry out our U.S. residential real estate finance operations, and manage and report our financial information for these operations, through two operating segments: GMAC Residential and Residential Capital Group.

GMAC Residential
      GMAC Residential is headquartered in Horsham, Pennsylvania and offers residential mortgage and mortgage-related products and services to consumers and businesses throughout the United States. We also operate the mortgage division of GMAC Bank and our CapRe of Vermont reinsurance business through our GMAC Residential segment.
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
      The following table summarizes GMAC Residential’s loan production by channel:

	GMAC Residential Mortgage Loan Production by Channel(1)

	For the Year Ended December 31,

	2006		2005		2004

		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
Retail branches	103,139	$15,036	126,527	$19,097	134,160	$18,012
Direct lending (other than retail branches)	126,560	11,285	155,224	16,189	143,316	15,302
Mortgage brokers	11,031	2,173	29,455	6,038	14,172	2,524
Correspondent lenders	309,099	48,295	259,346	50,222	289,974	51,609

Total mortgage loan production	549,829	$76,789	570,552	$91,546	581,622	$87,447

(1)	Includes $8.2 billion (December 31, 2006), $5.8 billion (December 31, 2005) and $4.6 billion (December 31, 2004) of loans purchased from Residential Capital Group.

Types of Mortgage Loans
      The following table summarizes GMAC Residential’s mortgage loan production by type:

	GMAC Residential Mortgage Loan Production by Type(1)

	For the Year Ended December 31,

	2006		2005		2004

		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
Prime conforming	234,508	$43,647	275,148	$50,003	276,444	$45,635
Prime non-conforming	40,435	13,703	96,291	27,903	101,883	28,521
Government	25,474	3,665	31,164	4,251	40,062	4,834
Nonprime	3,425	468	2,292	110	3,854	178
Prime second-lien	245,987	15,306	165,657	9,279	159,379	8,279

Total	549,829	$76,789	570,552	$91,546	581,622	$87,447

(1)	Includes $8.2 billion (December 31, 2006), $5.8 billion (December 31, 2005) and $4.6 billion (December 31, 2004) of loans purchased from Residential Capital Group.

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

Servicing Activities
      GMAC Residential generally retains the servicing rights with respect to loans it sells or securitizes, and also occasionally purchases mortgage servicing rights from other servicers or acts as a subservicer of mortgage loans (and does not hold the corresponding mortgage servicing right asset). As of December 31, 2006, GMAC Residential managed, as primary servicer, a portfolio of approximately 2.2 million loans with an aggregate unpaid principal balance of approximately $276 billion and, as subservicer, a portfolio of approximately 329,000 loans with an aggregate unpaid principal balance of approximately $61.5 billion. GMAC Residential also managed, as master servicer, a portfolio of more than 305,000 loans with an aggregate unpaid principal balance of approximately $21.2 billion as of December 31, 2006 (including loans for which GMAC Residential also serves as primary servicer). GMAC Residential has earned the highest possible ratings from each of Standard & Poor’s and Fitch, Inc. for both master and primary servicing in every category of residential mortgage loans it services except for special and nonprime servicing, where GMAC Residential earned the second highest possible rating from Standard & Poor’s.

      The following table sets forth the types of residential mortgage loans comprising GMAC Residential’s primary servicing portfolio for which it held the corresponding mortgage servicing rights:

	GMAC Residential Mortgage Loan Servicing Portfolio

	As of December 31,

	2006		2005		2004

		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
Prime conforming mortgage loans	1,455,919	$203,894	1,392,870	$186,365	1,323,249	$165,521
Prime non-conforming mortgage loans	67,462	32,220	69,488	32,384	53,119	23,604
Government mortgage loans	181,563	18,843	181,679	18,098	191,844	18,328
Nonprime mortgage loans	8,104	275	14,018	553	20,227	718
Prime second-lien mortgage loans	505,981	20,723	378,243	12,481	330,107	9,656

Total primary servicing portfolio	2,219,029	$275,955	2,036,298	$249,881	1,918,546	$217,827

Warehouse Lending
      Primarily through GMAC Bank, GMAC Residential provides warehouse lending facilities to mortgage originators to finance residential mortgage loans. GMAC Residential had warehouse line of credit commitments of approximately $2.0 billion as of December 31, 2006, against which it had advances outstanding of approximately $1.1 billion. GMAC Residential’s warehouse lending business concentrates on providing warehouse lines of credit to mortgage brokers transitioning to correspondent lending. As a result, GMAC Residential’s warehouse lending customers typically have a smaller warehouse line of credit and net worth than Residential Capital Group’s warehouse lending customers.

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
      Our Residential Capital Group was the third-largest non-agency issuer of mortgage-backed and mortgage-related asset-backed securities in the United States in 2006. The Residential Capital Group issued approximately $65.4 billion of mortgage-backed and mortgage-related asset-backed securities in 2006. The Residential Capital Group is also a leading provider of wholesale funding services to U.S. mortgage brokers for the origination of residential mortgage loans and, as of December 31, 2006, we believe the Residential Capital Group was one of the largest providers of warehouse lending to the residential mortgage lending industry in the United States. The Residential Capital Group is also a leading primary and master servicer of residential mortgage loans and serves in that capacity for most of the loans it originates or purchases.

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

      The following table summarizes the Residential Capital Group’s loan production by channel:

	Residential Capital Group U.S. Mortgage Loan Production by
	Channel(1)

	For the Year Ended December 31,

	2006		2005		2004

		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
Direct lending	11,898	$1,636	6,522	$1,039	5,027	$907
Mortgage brokers	158,169	26,852	104,808	16,923	97,399	13,778
Correspondent lender and secondary market purchases	392,229	68,989	326,902	55,327	274,941	35,517

Total U.S. mortgage loan production	562,296	$97,477	438,232	$73,289	377,367	$50,202

(1)	Includes $4.5 billion (December 31, 2006) of loans purchased from GMAC Residential.

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
      The following table summarizes the Residential Capital Group’s mortgage loan production by type:

	Residential Capital Group U.S. Mortgage Loan Production by Type(1)

	For the Year Ended December 31,

	2006		2005		2004

		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
Prime conforming	43,774	$7,658	32,964	$5,413	31,141	$4,580
Prime non-conforming	161,904	50,498	97,486	28,312	61,377	14,952
Nonprime	198,514	30,924	224,025	35,764	213,490	27,702
Prime second-lien	158,104	8,397	83,757	3,800	71,359	2,968

Total U.S. mortgage loan production	562,296	$97,477	438,232	$73,289	377,367	$50,202

(1)	Includes $4.5 billion (December 31, 2006) of loans purchased from GMAC Residential.

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

Servicing Activities
      Our Residential Capital Group acts as the primary servicer of most of the residential mortgage loans it obtains and as the master servicer of substantially all of the loans it sells in whole-loan sales and securitizations. As of December 31, 2006, the Residential Capital Group managed, as primary servicer, a portfolio of approximately 932,000 loans with an aggregate unpaid principal balance of approximately $136 billion. The Residential Capital Group also managed, as master servicer, a portfolio of approximately 986,000 loans with an aggregate unpaid principal balance of approximately $156 billion (including loans for which the Residential Capital Group also serves as primary servicer). The Residential Capital Group has earned the highest possible ratings from each of Standard & Poor’s, Moody’s Investors Service and Fitch for both master and primary servicing in every category of residential mortgage loans it services except for its primary servicing of nonprime loans and special servicing, in which the Residential Capital Group earned the second-highest rating from Moody’s Investors Service. The Residential Capital Group’s special servicing has not received a rating from Standard & Poor’s.
      The following table sets forth the types of residential mortgage loans comprising the Residential Capital Group’s primary servicing portfolio for which it held the corresponding mortgage servicing rights:

	Residential Capital Group U.S. Mortgage Loan Servicing Portfolio

	As of December 31,

	2006		2005		2004

		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
Prime conforming mortgage loans	420	$32	503	$40	669	$56
Prime non-conforming mortgage loans	251,793	68,918	188,090	44,605	150,703	31,981
Nonprime mortgage loans	401,412	55,476	480,886	56,165	485,702	50,421
Prime second-lien mortgage loans	278,189	12,003	122,351	4,594	115,289	4,062

Total primary servicing portfolio	931,814	$136,429	791,830	$105,404	752,363	$86,520

Warehouse Lending
      The Residential Capital Group had total warehouse line of credit commitments of approximately $11.2 billion as of December 31, 2006, against which it had advances outstanding of approximately $7.7 billion.

Seasoned and Distressed Mortgage Loans
      Our Residential Capital Group purchases seasoned and distressed residential mortgage loans. Many of its seasoned loans are acquired from previously sold or securitized pools that have been paid down to less than 10% of their original aggregate principal balance, and were therefore “called” out of these deals because administering such a small pool is economically inefficient. The Residential Capital Group purchases other seasoned loans in the secondary market. We purchase distressed residential mortgage loans with the goal of resolving or restructuring them through special servicing activities, and then selling them through securitizations or whole-loan transactions. The Residential Capital Group obtains resolution of these mortgage loans by working with the borrower to return the loan to performing status (in some cases under renegotiated terms), obtaining a payoff of the loan or selling the underlying residential property. In 2006, the Residential Capital Group acquired more than $4.5 billion of face-amount seasoned mortgage loans, of which $0.7 billion were called loans and $3.8 billion were seasoned or distressed mortgage loans. The Residential Capital Group also securitized approximately $2.6 billion of seasoned and reperforming distressed mortgage loans in 2006.

Business Capital
      Our Business Capital Group is comprised of the following businesses: residential construction finance, residential equity (mezzanine lending), model home finance, resort finance and health capital. The residential construction finance, residential equity and model home finance businesses all provide capital to residential land developers and homebuilders to finance residential real estate projects for sale, using a variety of capital structures. The resort finance business provides debt capital to resort and timeshare developers and the health capital business provides debt capital to health care providers, primarily in the health care services sector. We have historically retained and serviced most of the loans and investments that we originate in the Business Capital Group.
      In almost all cases, we source our transactions either through our loan officers or referrals. Our residential construction finance, residential equity and model home finance businesses have relationships with many large homebuilders and residential land developers across the United States. Our resort finance business has relationships primarily with mid-sized private timeshare developers and our health capital business has relationships with physician groups, private equity sponsors in the healthcare industry and other healthcare service providers. We believe that we have been able to provide creative capital solutions tailored to our customers’ individual needs, resulting in strong relationships with our customers. Because of these relationships, we have been able to conduct multiple and varied transactions with these customers to expand our business.
      A principal risk for our business capital lending activities is credit risk. We review potential business capital transactions through separate credit committees for each of the five businesses. Each credit committee is composed of the president, chief operating officer, chief financial officer and chief credit officer of our Business Capital Group as well as the senior executive of that business. The credit committees review all transactions and significant amendments which may include modifications to size, term, credit, structure and other material terms of the transactions. Our lending products are underwritten by reviewing the client’s corporate and legal information and its historical operating performance, becoming familiar with and understanding the management teams and, in the case of specific projects to be financed, obtaining financial and legal information for the project including appraisals, pro forma cash flow statements and market analysis. See “Risk Factors — Risks Related to Our Business — Our business capital activities expose us to additional risks that may adversely affect our revenues and profitability” for more information regarding the risks from our business capital activities.

Residential Construction Finance
      We provide capital to homebuilders, residential land developers and related market participants for the acquisition, development and construction of residential housing developments across the United States. Customers for the debt capital provided by our residential construction business generally have high credit quality and are among the largest 200 homebuilders in the United States or are large regional residential land developers. We also provide debt capital for joint ventures formed by two or more large homebuilders. These joint ventures develop the land into “for sale” lots to be sold to their homebuilding entities. The residential housing developments to which we provide debt capital generally consist of entry-level, first-time or second-time move-up housing.
      This debt, which is primarily in the form of a first-lien loan, can be structured in one of two ways:

•	master commitment used to finance multiple projects under one facility with all projects cross-collateralized and cross-defaulted; or

•	project specific commitment used to finance single project typically in a joint venture.
      We also provide a limited number of working secured and unsecured capital loans to certain clients.

      Our residential construction loans generally range in size from $25 million up to $300 million, with most between $40 million and $50 million. The first-lien loans generally have terms of 36 months to 60 months. As of December 31, 2006, we had total first-lien and working capital commitments of approximately $3.7 billion, with $2.6 billion in outstanding principal.
      We also make equity investments with certain of our customers in specially created single-purpose entities to acquire residential projects and a limited amount of other types of real estate. Our practice has been to not provide the debt financing for projects in which we have made an equity investment. We make these equity investments only with customers with which we have developed strong relationships after providing other capital solutions. We also own equity interests in two regional homebuilders, although we do not control the management of those entities. As of December 31, 2006, we had total equity investments of approximately $537.9 million in specific project and entity investments.

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
      Each of the projects to which we provide mezzanine debt financing has a senior lender that provides a much larger acquisition, development and/or construction loan that is secured by the project itself. Some of the loans also have partial payment and/or performance guarantees from related companies or the principals of the borrower. We have also provided mezzanine financing to the operator of a series of manufactured housing developments. The proceeds of these mezzanine loans are used to finance a portion of the land acquisition costs, but not for costs of operating the developments. These loans are secured by the operator’s equity interest in the financed developments.
      Customers of our residential equity business are typically privately owned and are smaller than customers of our residential construction finance business, although we do provide mezzanine loans to some of the customers of our residential construction finance business. These loans generally range in size from $4 to $40 million, with most between $5 and $10 million and have a term of approximately three years. As of December 31, 2006, we had commitments of approximately $471.3 million of mezzanine financings with $407.4 million in principal outstanding.

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
      In our model home lease program, the homebuilder builds the model home, we purchase the model and subsequently lease the model home to the homebuilder for use as a sales model. The homebuilder agrees to lease the model home at a lease rate tied to a monthly floating interest rate. The historical lease length has been approximately 18 to 21 months. We generally contract with the homebuilders to sell the model homes, for which we pay the homebuilder a market commission.
      In our lot option program, we purchase land that the homebuilder has designated and simultaneously enter into a contract with the homebuilder to develop the land into completed lots. We also enter into an option contract with the homebuilder to purchase the finished lots. We typically hold the lots for a period of 24 to 60 months. We only offer this program to customers who also participate in the model home lease program.

      As of December 31, 2006, we had more than 3,800 model homes under lease with a net book value of approximately $1.2 billion, and we owned approximately 12,900 residential lots through the lot option program, with a book value of approximately $813.7 million.

Resort Finance
      As part of our resort finance business, we provide working capital, acquisition development and construction loans to privately owned mid-size resort and timeshare developers. The working capital loans are secured by eligible timeshare receivables. The term of these revolving lines of credit is typically 10 years. The timeshare and resort developers use the proceeds of these loans to provide operating funds. We have entered into custodial and servicing arrangements with third parties to manage certain aspects of the administration of these loans. For certain of these customers, we will also make loans to finance the acquisition, development and construction of the timeshare resorts themselves, which are secured by a first lien on the real estate. These loans have terms of approximately 36 to 60 months.
      We currently have a small number of projects outside the United States and may also consider other projects outside the United States. Our commitments to any single customer are generally between $10 million and $350 million, with an amount outstanding of generally $10 million to $250 million. As of December 31, 2006, we had total committed working capital lines of credit of approximately $1.5 billion, with $1.0 billion in principal outstanding. We also had total committed facilities for the acquisition, development and construction of resort and timeshare facilities of approximately $342.4 million, with approximately $135.8 million in principal outstanding.

Health Capital
      We provide financing to healthcare-related enterprises for working capital and for acquisitions within the healthcare industry. Customers of our healthcare financing include physician groups, hospitals, in-home service providers, medical staffing companies, medical equipment manufacturers and distributors, in-patient/out-patient care facilities, other healthcare service providers and similar businesses. Our loans primarily take the form of working capital lines of credit secured by accounts receivable, loans based primarily on the cash flow generated by an entity or short-term loans secured by real estate.
      Customers of our working capital lines of credit secured by accounts receivable are generally of lesser credit quality with limited equity capitalization, operating history and a lack of profitability. These lines of credit are typically between $5 million and $20 million.
      Customers of our cash flow loans are generally of better credit quality than the customers of our accounts receivable secured lines of credit. We typically require that these borrowers have financially strong equity sponsors who have contributed in cash a significant portion of the capital requirements of the enterprise. We often provide these loans in connection with the acquisition of a healthcare-related enterprise. The initial principal balance of the loans is generally between $25 million and $100 million. These loans are secured by all the assets of the enterprise, including ownership interests in all related entities, and all of the cash flow of the enterprise. These loans generally have terms of 36 to 60 months.
      The real estate loans we offer through our health capital business are generally short-term loans that serve as bridge financing while the borrower seeks financing insured by the U.S. Department of Housing and Urban Development. The HUD approval process may take up to 18 months or more from application to approval.
      As of December 31, 2006, our health capital business had total committed facilities of approximately $1.1 billion with $768.6 million in principal outstanding.

International
      Outside the United States, our International Business Group conducts operations in several countries.
      The following table summarizes our international mortgage loan production:

	International Mortgage Loan Production

	For the Year Ended December 31,

	2006		2005		2004

		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
United Kingdom	93,215	$22,417	57,747	$12,538	58,838	$11,571
Continental Europe	21,849	3,926	15,618	2,833	7,915	1,718
Other	11,915	1,439	12,605	1,168	9,216	724

Total International loan production	126,979	$27,782	85,970	$16,539	75,969	$14,013

      The following table sets forth our international servicing portfolio:

	International Servicing Portfolio

	As of December 31,

	2006		2005		2004

		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
United Kingdom	108,672	$23,817	91,574	$16,219	59,599	$14,349
Continental Europe	49,251	9,956	33,273	5,796	17,486	4,005
Other	17,990	2,444	13,573	1,696	21,100	1,084

Total International servicing portfolio	175,913	$36,217	138,420	$23,711	98,185	$19,438

     United Kingdom
      Our U.K. operations include residential mortgage loan origination, acquisition, sale and securitization. We believe we are the largest originator of nonprime residential mortgage loans in the United Kingdom. We generally securitize nonprime loans and sell prime non-conforming loans through whole-loan sales to third-party investors. Although we retain the right to service the loans we securitize in the United Kingdom, we outsource the servicing activities to a third-party. We issued residential mortgage-backed securities in the United Kingdom of approximately $7.2 billion in 2006, $5.3 billion in 2005 and $6.7 billion in 2004. In 2005, we began our Property Finance business to provide lending to residential property developers and funded our first loan in 2006.
     Continental Europe
      Our Continental Europe operations include residential mortgage loan origination, acquisition, sale and securitization. In The Netherlands, Germany and Spain, we originate mortgage loans through financial institutions and other intermediaries, including our German broker and bank. Mortgage loans are primarily sold through the creation of private mortgage-backed securities for institutional investors through our Dutch operations. Residential loans originated and purchased are generally prime mortgages. We began operations in Spain in 2005, produced our first loans in 2006 and have not yet completed a securitization. Although we retain the right to service the loans we securitize in Continental Europe, we outsource the servicing activity to multiple third parties.
     Canada
      Our Canadian operations originate and acquire mortgage loans through third parties and our Canadian mortgage broker subsidiary, Mortgage Intelligence Inc. Residential mortgage loans originated include both prime non-conforming and nonprime first mortgages, as well as mortgages with second liens on residential property. Mortgage loans are primarily sold through the creation of public and private mortgage and asset-backed securities and whole-loan sales for institutional investors. Although we retain the right to service the loans we securitize and sell in Canada, we outsource the servicing to a third-party.
     Latin America
      Our Latin American operations include both commercial lending activities as well as the acquisition and securitization of residential mortgage loans. Our Mexican lending operations provide debt financing to developers to acquire and develop land and build homes as well as commercial lending to other Mexican financial intermediaries to create an origination network. Additionally, we purchase residential mortgage loans from financial intermediaries and securitize those loans through the issuance of mortgage-backed securities to third-party investors. We completed several of our Mexican securitizations with a co-issuer. We do not retain the right to service the loans in Mexico. The originators typically retain servicing. In addition to our operations in Mexico, we have operations in Brazil and Chile. We entered the Brazil and Chile markets with investments accounted for under the equity method of accounting in 2005. In 2006, we expanded our operations in Brazil to include construction lending.
     Australia
      We began our Australian business in 2005 with an investment accounted for under the equity method of accounting in an Australian mortgage manager. During 2006, we purchased the remaining shares of this broker and originated our first loan. Our Australian business is currently originating residential mortgage loans with the intent to securitize.
     U.K. Securities Broker-Dealer
      We distribute part of the securitizations sponsored by our U.K. and Continental Europe businesses and part of the whole loans funded by those businesses through our U.K. securities broker-dealer. Our broker-dealer and mortgage operations are regulated by the U.K. Financial Services Authority. Our U.K. broker-dealer distributes securities elsewhere in Europe under reciprocal regulatory arrangements of the European Union, and primarily underwrites mortgage-backed and mortgage-related asset-backed securities issued in securitizations that we sponsor. For management reporting purposes, our U.K. securities broker-dealer is included in the Residential Capital Group.

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
Competition

U.S. Residential Real Estate Finance
      In recent years, the level of complexity in the mortgage lending business has increased significantly due to several factors, including:

•	Continuing evolution of the secondary mortgage market, resulting in a proliferation of mortgage products;

•	Greater regulation imposed on the industry, resulting in increased costs and the need for higher levels of specialization;

•	Increasing interest rate volatility, compounded by homeowners’ increasing tendency to refinance their mortgages as the refinance process has become more efficient and cost effective, resulting in large swings in the volume of mortgage loans originated from year to year. These swings in mortgage origination volume have placed significant operational and financial pressures on mortgage lenders;

•	The ability to manage risk during periods of volatile pricing conditions in the secondary mortgage markets and in an environment of increasing mortgage delinquencies and decreased home appreciation; and

•	Increasing consolidation of mortgage industry participants, which impacts access to mortgage products and profits within a sector comprised of fewer, more sophisticated players.
      To compete effectively in this environment, mortgage lenders must have a very high level of operational, technological and managerial expertise. In addition, the residential mortgage business has become more capital-intensive and therefore access to capital at a competitive cost is critical. Primarily as a result of these factors, the industry has undergone considerable consolidation.
      Today, large, sophisticated financial institutions, primarily commercial banks operating through mortgage banking subsidiaries as well as Fannie Mae, Freddie Mac and Ginnie Mae, dominate the residential real estate finance industry. The largest 30 mortgage lenders combined had a 91% share of the residential mortgage loan origination market as of December 31, 2006, up from 61% as of December 31, 1999. Continued consolidation in the residential mortgage loan origination market may adversely impact our business in several respects, including increased pressure on pricing or a reduction in our sources of mortgage loan production if originators are purchased by our competitors. This consolidation trend has carried over to the loan servicing side of the mortgage business. The top 30 residential mortgage servicers combined had a 73% share of the total residential mortgages outstanding as of December 31, 2006, up from 58% as of December 31, 1999.
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
      GMAC Bank competes in the retail banking sector.

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
      The recent trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to the residential real estate finance industry. Over the past few years, these lawmakers and regulators adopted a variety of new or expanded laws and regulations, particularly in the areas of privacy and consumer protection.
Privacy and Security
      The Gramm-Leach-Bliley Act imposes additional obligations on us to safeguard the information we maintain on our customers, requires that we provide customers with notices describing how we collect, use, and share their information, and allows customers to “opt-out” of sharing certain information with third parties and affiliates. In addition, the states have passed a variety of laws to further protect customer information, including laws that regulate the use of Social Security numbers, require notifications to customers if the security of their personal information is breached, or require us to encrypt personal information when it is transmitted electronically. These federal and state laws require ongoing review and changes to our operations, increase compliance costs, and affect our ability to use and share customer information for marketing and other purposes.
      Our operations outside the United States also must comply with a variety of local laws that similarly regulate the privacy and security of personal information. Some of these laws regulate the transfer of information from our European operations to the United States. These types of limitations increase operational burdens and compliance costs.

Fair Credit Reporting Act
      The Fair Credit Reporting Act provides a national legal standard for lenders to share information with affiliates and certain third parties and to provide firm offers of credit to consumers. In late 2003, the Fair and Accurate Credit Transactions Act was enacted, making this preemption of conflicting state and local laws permanent. The Fair Credit Reporting Act was also amended to place further restrictions on the use of information sharing between affiliates, to provide new disclosures to consumers when risk based pricing is used in the credit decision, and to help protect consumers from identity theft. All of these new provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

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
      Several other state and local laws and regulations have been adopted or are under consideration that are intended to eliminate so-called “predatory” lending practices. Some of these laws impose liability on assignees of mortgage loans such as loan buyers and securitization trusts. Such provisions generally deter loan buyers from purchasing loans covered by these laws and have interrupted the secondary market for loans that are subject to such laws. In addition, these provisions impose additional regulatory and compliance costs on us. In particular, these new laws have required us to devote significant resources to loan-by-loan analysis of points, fees, and other factors set forth in the laws, which often differ depending on the state, and in some cases the city or county, in which the mortgaged property is located.
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

Real Estate Settlement Procedures Act of 1974
      RESPA is a federal consumer protection statute that, in part, requires certain disclosures to be given to a consumer at or around the time of origination of their mortgage loan. The disclosures generally inform the borrower about the costs associated with their loan, outline certain servicing and escrow practices and describe the relationship (if any) among the various settlement service providers. Additional disclosures and requirements apply in connection with loan servicing practices. RESPA also prohibits certain practices. For example, Section 8 of RESPA generally prohibits anyone from giving or accepting a fee, kickback or anything of value in exchange for referrals of settlement service business. RESPA’s requirements and prohibitions impose additional regulatory and compliance costs on us in a number of areas, including loan originations, loan servicing practices, marketing efforts and contracts with third parties.

Guidance on Nontraditional Mortgage Product Risks
      In November 2006, the Conference of State Banking Supervisors and the American Association of Residential Mortgage Regulators released joint guidance concerning so-called “nontraditional” mortgage products. These products include, but are not limited to, “interest-only” and “payment option” loans. The guidance mirrors in most respects a document released in September 2006 by the federal financial institution regulatory agencies. It contains two stated purposes: (i) to ensure that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s repayment capacity; and (ii) to ensure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making a product choice. Approximately half of the state mortgage regulators have adopted the guidance, and it is anticipated that others will follow. These new requirements impose additional regulatory and compliance costs on us and may adversely impact our loan production and financial performance.

Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003
      The CAN-SPAM Act of 2003 applies to businesses such as ours that use electronic mail for advertising and solicitation. This law established, among other things, a national uniform standard that gives consumers the right to stop unwanted emails. Requirements were imposed for the header caption in email, as well as return email addresses, and consumers are granted the right to “opt out” from receiving further emails from the sender. These provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

The Alternative Mortgage Transactions Parity Act of 1982
      This law was enacted to enable state-chartered housing creditors to make, purchase and enforce alternative mortgage transactions (e.g., loans that are not fixed-rate or fully amortizing) despite a variety of state law restrictions so long as the creditor complied with the same regulatory guidelines as federally chartered lenders. The Office of Thrift Supervision amended its regulations, effective July 2003, to require non-depository lenders to comply with state law restrictions on prepayment penalties and late charges on alternative mortgages. Approximately 40 states have laws prohibiting or restricting prepayment penalties. Because our federally chartered competitors continue to have the flexibility to offer products with the features addressed by the Alternative Mortgage Transactions Parity Act, we may be at a competitive disadvantage and our loan origination volume may be reduced.

Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act
      These laws are designed to restrict unsolicited advertising using the telephone and facsimile machine. The Federal Communications Commission and the Federal Trade Commission have responsibility for regulating various aspects of these laws, such as regulating unwanted telephone solicitations and the use of automated telephone dialing systems, prerecorded or artificial voice messages and telephone facsimile machines. In 2003, both agencies adopted “do-not-call” registry requirements which, in part, mandate that companies such as us maintain and regularly update lists of consumers who have chosen not to be called. These requirements also mandate that we do not call consumers who have chosen to be on a state or national do-not-call list. More than half of the states have also adopted similar laws, with which we must also comply. As with other regulatory requirements, these provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

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
      The U.S. Department of Treasury has implemented the USA PATRIOT Act for application to financial institutions, including certain of our operations. To the extent applicable to our operations, we have established policies and procedures to ensure compliance with the USA PATRIOT Act’s provisions, and the USA PATRIOT Act has not had a material impact on our operations.

Non-Federally Chartered Entities
      Federal statutes and rules governing federally chartered banks and thrifts allow those entities to engage in mortgage lending in multiple states on a substantially uniform basis and without the need to comply with most state licensing and other laws (including new state “predatory lending” laws described above) affecting mortgage lenders. Federal regulators have expressed their position that these preemption provisions benefit mortgage subsidiaries of federally chartered institutions as well. Moreover, at least one national rating agency has announced that, in recognition of the benefits of federal preemption, it will not require additional credit enhancement by federally-chartered institutions when they issue securities backed by mortgage loans that may be subject to a state high-cost loan law. We do not generally benefit from these federal preemptions to the same extent as a federally chartered institution might because our affiliate, GMAC Bank, is licensed as an industrial bank pursuant to the laws of Utah. Accordingly, we are subject to state legal requirements and risks under state laws to which our federally regulated competitors are not. This disparity may have the effect of giving these entities legal and competitive advantages.

GMAC Bank
      GMAC Bank is licensed as an industrial bank pursuant to the laws of Utah and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC). GMAC Bank is required to file periodic reports with the FDIC concerning its financial condition.
      GMAC Bank is also subject to regulations of the Federal Reserve Board relating to, among other things, affiliate transactions, equal credit opportunity, electronic funds transfers, collections of checks, truth in lending, truth in savings and availability of funds for deposit customers.
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

Insurance of Deposit Accounts
      Deposits of GMAC Bank are insured by the FDIC, up to $100,000 per depositor. Insurance of deposits may be terminated by the FDIC upon a finding that the savings association has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The FDIC also has the statutory authority to levy assessment payments based on our deposits. Imposition of any of these sanctions would impair, and could severely impair, our ability to do business through GMAC Bank.

Capital Distribution Regulations
      The Approval Order issued to GMAC Bank by the Utah Department of Financial Institutions prohibits GMAC Bank from paying dividends without prior approval of the Utah Commissioner of Financial Institutions for a three-year period ending in August 2007.

Community Reinvestment Act and the Fair Lending Laws
      Lending institutions are examined under the Community Reinvestment Act and related regulations of the FDIC on the extent of their efforts to help meet the credit needs of their communities, including low-and-moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act, together known as the “Fair Lending Laws,” prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes, such as race, ethnicity, religion, or gender. A failure by GMAC Bank to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in adverse action on certain corporate applications, and regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the FDIC, other federal regulatory agencies and the Department of Justice.

Privacy Protection
      The FDIC has adopted privacy protection regulations that require each savings association to adopt procedures to protect consumers’ “nonpublic personal information.” It is GMAC Bank’s policy not to share customers’ information with any unaffiliated third-party except as expressly permitted by law, or to allow third-party companies to provide marketing services on our behalf, or under joint marketing agreements between us and other affiliated financial institutions. In addition to the federal laws and regulations, GMAC Bank is required to comply with any privacy requirements prescribed by California and other states in which it does business that afford consumers with protections greater than those provided under federal law.

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

International

European Union
      Currently, there is no European Union regulation relating specifically to residential mortgage lending. The European Commission has been investigating whether European Union regulation may be warranted to aid further integration of the residential mortgage lending market. In July 2005, the European Commission published a green paper on mortgage credit in the European Union, followed in August 2005 by the publication of a study entitled “The Costs and Benefits of Integration of EU Mortgage Markets.” The consultation period on the green paper ended in November 2005. We believe that there is a significant possibility that the European Commission will seek to issue regulations relating to residential mortgage lending in the European Union. It is uncertain whether, and in what way, our operations in Europe would be affected by such regulations. Any legislative initiative taken by the European Commission in this regard would be subject to consultation with the European Parliament and the approval of the council of the ministers of the member states of the European Union.

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

Spain
      In December 2006, our business was granted permission to establish a limited credit institution (establiciemento financiero del crédito) from the Spanish Ministry of Finance and the Bank of Spain. Our business in Spain is subject to Spanish laws as well as other regulations and internal codes of conduct relating to, among other things, the maintenance of regulatory capital, the proper control of risk, data protection, consumer protection and anti-money laundering. Our failure to comply with these laws, regulations and codes of conduct may result in fines as well as the revocation of personal and corporate licenses to conduct business, damages and compensation claims and other civil and criminal liability. Depending on the violation, the resulting sanction could impair our ability to originate, service or distribute mortgage loans and related securities.

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
Employees
      As of December 31, 2006, we had approximately 14,200 employees. We do not have any employees who are members of labor unions or subject to collective bargaining arrangements. We believe that our employee relations are good.
Item 1A.     RISK FACTORS.
Risks Related to Our Business

Our business requires substantial capital, and if we are unable to maintain adequate financing sources our profitability and financial condition will suffer and jeopardize our ability to continue operations.
      We require substantial capital to support our operations and growth plans. Our primary sources of financing include our securitization activities, whole-loan sales, secured aggregation facilities, asset-backed commercial paper facilities, repurchase agreements, public note issuances, deposits, and bank credit facilities. As of December 31, 2006, we had approximately $30.5 billion of liquidity commitments for asset-backed commercial paper facilities, secured aggregation facilities and repurchase agreements.
      Our liquidity may be impaired due to circumstances beyond our control, such as adverse changes in the economy and general market conditions. Deterioration in our business performance or changes in our credit ratings could also limit our ability to access the capital markets. During volatile times in the capital and secondary markets, access to aggregation and other forms of financing, as well as access to securitization and secondary markets for the sale of our loans, has been severely constricted. Furthermore, our access to capital can be impacted by changes in the market value of our mortgage products and the willingness of market participants to provide liquidity for such products. If we are unable to maintain adequate financing or other sources of capital are not available, we could be forced to suspend, curtail or reduce our operations, which could harm our revenues, profitability, financial condition and business prospects.

Rating agencies may downgrade their ratings for us in the future, which would adversely affect our ability to raise capital in the debt markets at attractive rates and increase the interest that we pay on our outstanding publicly traded notes, which could have a material adverse effect on our results of operations and financial condition.
      Each of Standard & Poor’s Rating Services, Moody’s Investors Service, Inc., Fitch, Inc. and Dominion Bond Rating Service rates our debt. One of these agencies currently maintains a negative outlook with respect to our ratings, and a reduction in our ratings could result in our debt being rated non-investment grade. Ratings reflect the rating agencies’ opinions of our financial strength, operating performance, strategic position and ability to meet our obligations. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.
      If our ratings are downgraded, it could increase the interest rate that we would have to pay to raise money in the capital markets, making it more expensive for us to borrow money and adversely impacting our access to capital. In addition, most of our outstanding public notes contain provisions that would increase the interest rate on the notes if our ratings are downgraded. As a result, a decrease in our ratings would have a material adverse effect on our business, results of operations and financial condition.

Recent developments in the residential mortgage market, especially in the nonprime sector, may continue to adversely affect our earnings and financial condition.
      Recently, the residential mortgage market in the United States, and especially the nonprime sector, has experienced a variety of difficulties and changed economic conditions that adversely affected our earnings and financial condition in the fourth quarter of 2006. Delinquencies and losses with respect to our nonprime mortgage loans increased significantly and may continue to increase. Housing prices in many states have also declined or stopped appreciating, after extended periods of significant appreciation. In addition, the liquidity provided to the nonprime sector has recently been significantly reduced, which will likely cause our nonprime mortgage production to decline. These trends have resulted in significant writedowns to our mortgage loans held for sale portfolio and additions to our allowance for loan losses for our mortgage loans held for investment and warehouse lending receivables portfolios. A continuation of these trends may continue to adversely affect our financial condition and results of operations.

We remain exposed to credit risk associated with the assets held in our portfolio of mortgage loans held for sale and investment and interests from our securitization activities, and higher rates of delinquency and default rates could adversely affect our profitability and financial condition.
      We are exposed to delinquencies and losses through our portfolio of interests from our securitization activities and mortgage loans held for sale and investment. Many of the mortgage loans underlying the interests from our securitization activities and the mortgage loans held for sale and investment portfolios are nonprime, which generally have higher delinquency and loss rates than prime loans. Delinquency rates have risen with the continued decline in the domestic housing market, especially with regards to the nonprime sector. As of December 31, 2006, nonprime mortgage loans were 75% of our mortgage loans held for investment portfolio and 32% of our mortgage loans held for sale portfolio.
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
      Another factor that may result in higher delinquency rates on mortgage loans we hold for sale and investment and on mortgage loans that underlie our interests from our securitizations is the scheduled increase in monthly payments on adjustable rate mortgage loans. Borrowers with adjustable rate mortgage loans are being exposed to increased monthly payments when the related mortgage interest rate adjusts upward under the terms of the mortgage loan from the initial fixed rate or a low introductory rate, as applicable, to the rate computed in accordance with the applicable index and margin. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans.
      Borrowers seeking to avoid these increased monthly payments by refinancing their mortgage loans may no longer be able to find available replacement loans at comparably low interest rates. A decline in housing prices may also leave borrowers with insufficient equity in their homes to permit them to refinance. In addition, these mortgage loans may have prepayment premiums that inhibit refinancing. Furthermore, borrowers who intend to sell their homes on or before the expiration of the fixed rate periods on their mortgage loans may find that they cannot sell their properties for an amount equal to or greater than the unpaid principal balance of their loans. These events, alone or in combination, may contribute to higher delinquency rates.
      We establish an allowance for loan loss on mortgage loans held for investment based on our estimated inherent losses, and seek to manage these risks with risk-based loan pricing and appropriate underwriting policies and loss mitigation strategies. Such policies may not be successful, however, and our profitability and financial condition could be adversely affected by a higher-than-expected level of losses.

Our earnings may decrease because of increases or decreases in interest rates.
      Our profitability may be directly affected by changes in interest rates. The following are some of the risks we face relating to an increase in interest rates:

•	Rising interest rates generally reduce our residential mortgage loan production as borrowers become less likely to refinance and acquiring a new home becomes more expensive. Rising interest rates may also reduce demand for our other lending activities, including our warehouse lending and business capital activities. If demand for our loans decreases, our earnings may decrease.

•	During periods of rising interest rates, the value and profitability of our mortgage loans may be harmed from the date of origination (or interest rate lock) or purchase commitment until the date we sell or securitize the mortgage loans. In addition, the spread between the interest we receive on our mortgage loans during this aggregation period and our funding costs may be reduced by increases in market interest rates.

•	Rising interest rates will generally reduce the value of mortgage loans and our interests that we continue to hold from our securitizations in our investment portfolio. For example, some of the interests we retain in connection with our securitizations are entitled to cash-flows that primarily represent the difference between the amount of interest collected on the underlying mortgage loans and the amount of interest payable to the holders of senior securities in the related securitization. In certain of these securitizations, the underlying mortgage loans generally have fixed interest rates for the first two or three years while the interest rate payable to holders of the senior securities is generally based on an adjustable London Inter-Bank Offered Rate, or LIBOR. In other securitizations, the underlying mortgage loans have variable interest rates that are based on indices other than LIBOR while the interest rate payable to holders of securities is generally based on LIBOR. If LIBOR increases during the time that the mortgage loans are fixed, or increases at a faster rate than the rate at which the underlying loans adjust, the income and value of our interests from these securitizations will be reduced. This would reduce the amount of cash we receive over the life of the loans in securitizations structured as financings and from our interests, and could require us to reduce the carrying value of these interests.

•	Rising interest rates will generally reduce the demand for residential real estate related services, including our brokerage, relocation and settlement services, which may reduce the income we receive from these services.
      We are also subject to risks from decreasing interest rates. For example, a significant decrease in interest rates could increase the rate at which loans are prepaid, which also could require us to write down the value of our interests. Moreover, if prepayments are greater than expected, the cash we receive over the life of our mortgage loans held for investment and our interests would be reduced. Higher-than-expected prepayments could also reduce the value of our mortgage servicing rights and, to the extent the borrower does not refinance with us, the size of our servicing portfolio. Therefore, any such changes in interest rates could harm our revenues, profitability, financial condition and business prospects.

Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates.
      We employ various economic hedging strategies to mitigate the interest rate and prepayment risk inherent in many of our assets, including our mortgage loans held for sale portfolio, our mortgage servicing rights and our portfolio of mortgage loans held for investment and interests from securitizations. We use various derivative and other financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items, futures and forward contracts, and/or purchasing or selling U.S. Treasury securities. Our hedging decisions in the future will be determined in light of the facts and circumstances existing at the time and may differ from our current hedging strategy. Additionally, we maintain a cash margin account against some hedges, the amount of which fluctuates with changes in interest rates. Any significant change in interest rates could result in a significant margin call, which would require us to provide the counterparty with additional cash collateral. Any such margin call could harm our liquidity, profitability, financial condition and business prospects.
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
      We use estimates and various assumptions in determining the fair value of our mortgage servicing rights and interests that continue to be held from our securitizations, and in determining our allowance for loan losses on our portfolio of mortgage loans held for investment and our business lending receivables. As of December 31, 2006, the value on our balance sheet of our mortgage servicing rights was approximately $4.9 billion and our interests that continue to be held from our securitizations were approximately $1.7 billion, and our allowance for loan losses on our mortgage loans held for investment was approximately $1.5 billion and on our lending receivables was approximately $397 million, which includes increases of $420 million in the most recently completed quarter for mortgage loans held for investment and $201 million for lending receivables. The value of these assets and the size of our loss allowances are functions of various estimates and assumptions we use, including delinquency, loss, prepayment speed and discount rate. These factors have been augmented by the continued decline of the domestic housing market, especially with regard to the nonprime sector, which has also caused significant stress on certain of our business lending customers. Our actual experience may differ materially from these estimates and assumptions. A material difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, financial condition and business prospects.

We remain exposed to credit risk associated with our business lending activities, including our warehouse lending activities, and declines in the value of the collateral securing these loans or negative developments affecting the borrower could adversely affect our profitability and financial condition.
      Our business lending activities, including our warehouse lending activities, expose us to potential losses. For example, if the value of the collateral against which we lend declines, we may suffer a loss if the collateral is unable to be sold in an amount sufficient to repay our loan and the borrower is unable to repay any shortfall. This risk is heightened because many of our business lending customers, especially our warehouse lending clients, have limited capital. Some of our business lending customers also borrow from other lenders and their inability to fulfill their obligations to those other lenders could cause defaults under our loans and increase the borrower’s financial distress. A business lending customer’s financial decline, especially if bankruptcy proceedings are commenced or it ceases operations, can also further impair the value of the collateral supporting our business lending arrangements. As a result of the continuing decline in the domestic housing market, especially in the nonprime sector, some of our business lending arrangements may be under-collateralized and certain of our business lending clients have or may cease operations or file for bankruptcy. If we are unable to realize sufficient value from the collateral underlying our business lending activities, our profitability and financial condition will be adversely affected.

Our profitability and financial condition could be adversely affected if the assumptions underlying our risk-based underwriting and pricing models prove to be incorrect.
      Our loan underwriting process, including our Assetwise Directsm, Engenious® and other underwriting and pricing systems in each country and market in which we operate, depends heavily on risk-based pricing models. Because our risk-based pricing models are based primarily on standard industry loan loss data supplemented by our historical loan loss data and proprietary systems, and because the models cannot predict the effect of financial market and other economic performance factors, our risk-based pricing models may not be a complete and accurate reflection of the risks associated with our loan products. If our loan products prove to be more risky than our risk-based pricing models predict, we may have to write down the value of mortgage loans in our held for sale portfolio as well as the mortgage loans and our interests from our securitizations, which could adversely affect our profitability and financial condition.

Changes in existing U.S. government-sponsored mortgage programs, or disruptions in the secondary markets in the United States or in other countries in which we operate, could adversely affect our profitability and financial condition.
      Our ability to generate revenue through mortgage loan sales to institutional investors in the United States depends to a significant degree on programs administered by government-sponsored enterprises such as Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of mortgage-backed securities in the secondary market. These government-sponsored enterprises play a powerful role in the residential mortgage industry and we have significant business relationships with them. Proposals are being considered in Congress and by various regulatory authorities that would affect the manner in which these government-sponsored enterprises conduct their business, including proposals to establish a new independent agency to regulate the government-sponsored enterprises, to require them to register their stock with the U.S. Securities and Exchange Commission, to reduce or limit certain business benefits that they receive from the U.S. government and to limit the size of the mortgage loan portfolios that they may hold. Any discontinuation of, or significant reduction in, the operation of these government-sponsored enterprises could adversely affect our revenues and profitability. Also, any significant adverse change in the level of activity in the secondary market, including declines in the institutional investors’ desire to invest in our mortgage products, could adversely affect our business.
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
      When we originate and purchase mortgage loans, we rely heavily upon information supplied by third parties, including the information contained in the loan application, property appraisal or other indicators of property value, title information and employment and income documentation. In connection with our business lending and investment activities, including our warehouse lending activities, we also rely heavily on third-party information and assessments. If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected prior to loan funding or investment, the value of the loan or investment may be significantly less than expected. The risk is typically higher when we purchase a loan from a third-party seller. Whether a misrepresentation is made by the loan applicant, the mortgage broker, the correspondent lender, another third-party or one of our own employees, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsalable or subject to repurchase if it is sold prior to detection of the misrepresentation. Although we may have rights against persons and entities who made or knew or should have known about the misrepresentation, it is often difficult to recover any monetary losses that we have suffered as a result of their actions.

We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which could harm our profitability.
      When we sell loans through whole-loan sales or securitizations, we are required to make customary representations and warranties about the loans to the purchaser or securitization trust. Our whole-loan sale agreements generally require us to repurchase or substitute loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its origination. Likewise, we are required to repurchase or substitute loans if we breach a representation or warranty in connection with our securitizations. The remedies available to a purchaser of mortgage loans may be broader than those available to us against the originating broker or correspondent lender. Also, originating brokers and correspondent lenders often lack sufficient capital to repurchase more than a limited number of such loans. If a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the seller of the mortgage loan to us or the borrower. Significant repurchase activity could harm our profitability and financial condition.

Our business capital activities expose us to additional risks that may adversely affect our revenues and profitability.
      We finance residential and resort development and construction projects and provide capital to homebuilders through the leasing of model homes. We also make equity investments in residential development and construction projects as well as entities that conduct those projects and extend secured and unsecured working capital loans to certain customers. Our investments in and financings of these projects and entities involve significant risks because, among other things, the projects are not complete at the time of the investment or financing. The performance of our investment or repayment of our financing is ultimately dependent on the success of the project. With regard to investments in residential developers, builders and similar entities and unsecured working capital loans made to them, the success or failure of an investment or loan is dependent on the financial performance of the entity. If any entity in which we invest or to which we have extended unsecured credit fails, we could lose all or part of our investment or loan in that entity. Furthermore, we may not be able to dispose of our investment on favorable terms or at all, particularly if our investments are in non-marketable equity securities of a private company or are otherwise illiquid.
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
Loans to, and investments in, these projects are considered more risky than residential mortgage loans, in part because development and construction costs are inherently difficult to determine at the commencement of a project, the loans or investments are typically larger, the construction may not be completed timely, if at all, and the underlying collateral may be less marketable. In addition, some of our loans are subordinate to more senior loans secured by the project. Our equity investments in these projects are subordinate to all debt financings to the projects. If we have made both a loan and an equity investment in a construction project, there is a risk that our loan could be further subordinated by a court and deemed to be part of our equity investment. We have established an allowance for loan losses in our financial statements intended to cover our exposure to loans on these projects. However, losses may exceed our allowance, which could adversely affect our profitability and financial condition.

General business and economic conditions may significantly and adversely affect our revenues, profitability and financial condition.
      Our business and earnings are sensitive to general business and economic conditions in the United States and in the markets in which we operate outside the United States. These conditions include short-term and long-term interest rates, inflation, fluctuations in the debt capital markets, and the strength of national and local economies. If the rate of inflation were to increase, or if the debt capital markets or the economies of the United States or our markets outside the United States were to weaken, we could be adversely affected and it could become more expensive for us to conduct our business. For example, business and economic conditions that negatively impact household incomes or housing prices could decrease the demand for our mortgage loans and the value of the collateral underlying our portfolio of mortgage loans held for investment and interests that continue to be held by the Company, and increase the number of consumers who become delinquent or default on their mortgage loans. In addition, the rate of delinquencies, foreclosures and losses on our mortgage loans (especially our nonprime loans) could be higher during economic slowdowns. Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to sell our mortgage loans, the prices we receive for our mortgage loans or the value of our portfolio of mortgage loans held for investment or interests from our securitizations, which could harm our revenues, profitability and financial condition. Further, adverse business and economic conditions could impact demand for housing, the cost of construction and other related factors that could harm the revenues and profitability of our business capital operations. For example, economic conditions that decrease demand for housing could adversely impact the success of a development project to which we have provided capital, which could adversely affect our return on that capital.
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
      In addition, significant consolidation has occurred in recent years in the U.S. residential mortgage loan origination market. The largest 30 mortgage lenders combined had a 91% share of the residential mortgage loan origination market as of December 31, 2006, up from 61% as of December 31, 1999. Continued consolidation in the residential mortgage loan origination market may adversely impact our business in several respects, including increased pressure on pricing or a reduction in our sources of mortgage loan production if originators are purchased by our competitors, any of which could adversely impact our profitability.

Our financial results could be materially adversely affected if a large number of homeowners to whom we have lent money were to suffer uninsured catastrophic damage to their property due to a terrorist attack or natural disaster.
      The occurrence of a terrorist attack or a natural disaster, such as a hurricane, earthquake or wildfire, in a city, metropolitan area or other densely populated location in any of the countries in which we do business could decrease the value of mortgaged properties in that location. This, in turn, would increase the risk of delinquency, default or foreclosure on our mortgage loans held for investment or with respect to which we are exposed to the credit risk. The occurrence of any of these events could restrict our ability to originate, sell or securitize mortgage loans, impact the repayment of advances under our warehouse loans and adversely affect our business, profitability and financial condition. Increases in our provision for loan losses and reductions in carrying value related to certain assets as a result of Hurricane Katrina in 2005 represents an example of an adverse impact that a natural disaster can have upon our profitability and financial condition.

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our reported revenues, profitability and financial condition.
      Our financial statements are subject to the application of U.S. generally accepted accounting principles, which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by recognized authoritative bodies, including the Financial Accounting Standards Board and the U.S. Securities and Exchange Commission. Those changes could adversely affect our reported revenues, profitability or financial condition. In addition, new or revised accounting standards may impact certain of our business lending products, which could adversely affect our profitability.

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
      We conduct a significant portion of our business outside the United States. In 2006, we derived approximately 16% of our revenues and 21% of our net income from our businesses outside the United States. We recently entered markets in South America as well as Australia, and intend to continue to pursue growth opportunities for our businesses outside the United States, which could expose us to greater risks. The risks associated with our operations outside the United States include:

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
      A significant portion of the mortgage loans we originate, purchase and service are secured by properties in California. As of December 31, 2006, approximately 13% of our mortgage loans held for investment and approximately 20% of the mortgage loans held in our servicing portfolio are secured by properties in California. A significant portion of our warehouse lending and business capital activities are also concentrated in California. As of December 31, 2006, approximately 20% of the underlying collateral for these lending receivables was in California.
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

If GMAC was to become the subject of a bankruptcy proceeding and we were substantively consolidated with GMAC, our assets would become subject to the claims of our creditors and the creditors of GMAC.
      If GMAC was to become the subject of a bankruptcy proceeding, the bankruptcy court could disregard the separate legal existence of ResCap and “substantively consolidate” us with GMAC. If this were to occur, our assets and the assets of GMAC would be subject to the claims of creditors of all entities so consolidated.
      We have executed an operating agreement that is intended to create some separation between GMAC, on the one hand, and us, on the other. Although we believe that we would not be consolidated with GMAC in a bankruptcy of GMAC, it is a question that would be determined by the bankruptcy court in light of the circumstances existing at the time of determination. As a result, we cannot state with certainty that we would not be substantively consolidated with GMAC in a bankruptcy proceeding.

GMAC controls all fundamental matters affecting us, and its interests may differ from ours.
      GMAC indirectly owns all of our outstanding membership interests and has the power to elect and remove all of our directors, including the two independent directors who are required under an operating agreement to which we and GMAC are a party. The operating agreement may be amended by the parties thereto, except for amendments that materially and adversely affect the rights of the holders of our outstanding notes, which require the approval of a majority of the independent directors. The operating agreement may be terminated by the parties thereto provided a majority of the independent directors approve the termination. The operating agreement also terminates if we cease to be a direct or indirect subsidiary of GMAC.

      GMAC’s interests may differ from ours and, subject to the applicable provisions of the operating agreement, GMAC may cause us to take actions that are materially adverse to us.
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
In addition, allegations of our failure to comply with these laws could damage our reputation. We are currently the subject of numerous class action lawsuits relating to alleged violations of various laws and regulations as well as some governmental investigations relating to certain of our business practices. An adverse result in one or more of these legal proceedings and investigations could harm our results of operations, financial condition, reputation and business prospects. See “Legal Proceedings” for more information.

New legislation with respect to so-called predatory lending practices could restrict our ability to produce mortgage loans, which could harm our revenues and profitability.
      Several states and cities in the United States are considering or have enacted laws, regulations or ordinances aimed at curbing so-called predatory lending practices. The U.S. government is also considering legislative and regulatory proposals in this regard. In general, these proposals involve lowering the existing federal Home Ownership and Equity Protection Act thresholds for defining a “high-cost” loan, and establishing enhanced protections and remedies for borrowers who receive such loans. In addition, some of these laws and regulations provide for extensive assignee liability for warehouse lenders, whole loan buyers and securitization trusts. Because of enhanced risk, including to an entity’s reputation, many whole-loan buyers elect not to purchase any loan labeled as a “high cost” loan under any local, state or federal law or regulation. The rating agencies have also taken adverse action with respect to securitizations that include these “high-cost” loans. Accordingly, these laws and rules could severely constrict the secondary market for a portion of our loan production and effectively preclude us from continuing to originate or purchase loans that fit within the newly defined thresholds. For example, after the Georgia Fair Lending Act became effective in 2002, many lenders and secondary market buyers refused to finance or purchase Georgia mortgage loans and rating agencies refused to provide ratings for securitizations including such loans. As a result, we substantially reduced our mortgage loan production in Georgia until the law was amended a few months later. Moreover, some of our competitors that are national banks or federally chartered thrifts may not be subject to these laws and may, therefore, be able to capture market share from us and other lenders. We may not be able to similarly benefit from this federal preemption because our affiliate, GMAC Bank, is licensed as an industrial bank pursuant to the laws of Utah. Continued enactment of such state and local laws could increase our compliance costs, reduce our fee income and lower our mortgage loan production volume, all of which could harm our revenues, profitability and financial condition.

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
      The expanded reporting does not provide for additional loan information, such as credit risk, debt-to-income ratio, loan-to-value ratio, documentation level or other salient loan features. As a result, there is a risk that this information could be misinterpreted and lead to increased litigation, investigations and enforcement actions by federal and state agencies, especially with respect to compliance with equal credit and fair lending laws. This increased reporting has also attracted media coverage and governmental inquiries, including with respect to our information, and further media coverage and government inquiries are possible. An adverse result in any legal action or proceeding, or negative media coverage, could adversely affect our business or reputation.

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
Item 1B.     UNRESOLVED STAFF COMMENTS.
      None
Item 2.     PROPERTIES.
      Our primary executive and administrative offices are located in Minneapolis, Minnesota. The primary executive and administrative offices of GMAC Residential Holding are in Horsham, Pennsylvania, and the primary executive and administrative offices of GMAC-RFC Holding are in Minneapolis, Minnesota. In

Horsham, we lease approximately 427,000 square feet of office space under leases that expire between April 2007 and April 2009. In the second quarter of 2007, GMAC Residential Holding plans on moving from the Horsham facilities to a facility in Ft. Washington, Pennsylvania. In Ft. Washington, we will be leasing 450,000 square feet of office space pursuant to a lease that expires in November 2019. The Horsham leases will be canceled by the landlord when our operations move into the Ft. Washington facility. In Minneapolis, we lease approximately 525,000 square feet of office space under leases that expire between March 2013 and December 2013.
      GMAC Residential Holding leases approximately 89,000 square feet of office space for warehouse lending, direct lending and loan processing in Cherry Hill, New Jersey pursuant to a lease that expires in September 2009; approximately 53,000 square feet of office space for data processing in Dallas, Texas pursuant to a lease that expires in February 2016; and approximately 151,000 square feet of office space used by our ditech.com® operations in Costa Mesa, California pursuant to a lease that expires in December 2013. GMAC Residential Holding also owns a facility in Waterloo, Iowa comprising approximately 155,000 square feet that is used in its servicing business.
      GMAC-RFC Holding leases approximately 90,000 square feet of office space for its operations in San Diego, California pursuant to a lease that expires in March 2008; approximately 205,000 square feet of office space for loan servicing in Dallas, Texas pursuant to a lease that expires in March 2015; approximately 54,000 square feet of office space in Bethesda, Maryland pursuant to a lease that expires in April 2008; approximately 46,000 square feet of office space in Petaluma, California that expires in May 2014; and approximately 44,000 square feet of office space for master servicing in Burbank, California pursuant to a lease that expires in January 2008. GMAC-RFC Holding owns a data center with approximately 32,000 square feet in Eden Prairie, Minnesota. GMAC-RFC Holding also leases approximately 63,000 square feet of office space in Bracknell, United Kingdom for our U.K. operations pursuant to a lease that expires in June 2008 and additional office space in Bracknell pursuant to a lease that expires in 2014.
      GMAC Bank leases approximately 29,000 square feet of office space in Waterloo, Iowa that expires in July 2011.
      In addition to the properties described above, we lease space for our branch offices throughout the United States and for our operations outside the United States. We believe that our facilities are adequate for us to conduct our present business activities.
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
      Kessler. This putative class action was consolidated for settlement purposes with five other cases, all alleging that the plaintiffs obtained second-lien mortgage loans from either Community Bank of Northern Virginia or Guaranty National Bank of Tallahassee and that they were charged interest rates and fees violating the Pennsylvania Secondary Mortgage Loan Act. Plaintiffs additionally claim that the banks were not the actual lenders on the loans, but rather that the banks “rented” their banking charters to affiliates for the purpose of facilitating the assessment of “illegal” fees and that the affiliates either split the fees or kicked back the fees in violation of Real Estate Settlement Procedures Act (RESPA). Plaintiffs sought to hold our subsidiary liable primarily on the basis that the subsidiary was an assignee of the mortgage loans. In December 2003, the U.S. District Court for the Western District of Pennsylvania gave its final approval to a proposed $41.1 million settlement for all six cases, inclusive of attorney fees. The settlement contemplated payment to approximately 44,000 borrowers nationwide. A group of seven plaintiffs’ class action counsel (“Objectors”) appealed the settlement in part on the grounds that the underlying litigation did not address possible Truth in Lending Act (“TILA”) or Home Ownership and Equity Protection Act

(“HOEPA”) claims. In August 2005, the U.S. Court of Appeals for the Third Circuit vacated the district court’s approval of the settlement and remanded the matter to the district court for further proceedings. The parties and the Objectors then briefed the issue of the “viability” of the TILA and HOEPA claims within this particular litigation. In July 2006, the parties amended the proposed settlement to address the Third Circuit’s concerns, and in October, the trial court held that the purported TILA and HOEPA claims were not viable. In November 2006, the parties filed a motion seeking preliminary approval of the settlement, as amended. No briefing schedule has yet been established. If this settlement is not approved, our subsidiary intends to vigorously defend actions against these claims.
      Golden. This putative class action was filed against our subsidiary in the Superior Court of California in San Diego County, in December 2004. Plaintiffs allege “predatory” conduct by our subsidiary in connection with its servicing of residential mortgage loans. This complaint mirrors numerous similar actions filed against other industry participants. Specifically, plaintiffs allege that our subsidiary imposed unwarranted and improper fees, intentionally or recklessly failed to credit payments in a timely fashion, misapplied payments in order to improperly benefit itself, referred accounts prematurely to collections and foreclosure, wrongfully force-placed insurance, and failed to provide borrowers with timely or clear information about the timing and amount of payments owed. Plaintiffs seek to certify a nationwide class consisting of all borrowers serviced by our subsidiary from December 2000 to present, demanding declaratory and injunctive relief and damages. Our subsidiary’s motions for summary judgment against two of the six named plaintiffs were granted by the court, and its motions for summary judgment against two additional named plaintiffs were pending when plaintiffs’ counsel broached settlement. In December 2006, the parties agreed to settle any remaining claims on an individual basis and the class action was withdrawn.
      Santiago. This putative class action was filed against our subsidiary in June 2002 in the United States District Court for the Eastern District of Pennsylvania. Plaintiffs assert violations of Section 8(b) of RESPA based on the alleged collection of “unearned fees for settlement services” comprised of an $85 tax service fee, a $20 flood certification fee, and a $250 funding fee. The putative nationwide class consists of “all persons who, on or after January 1, 1995... paid fees for tax service, flood certification, and/or underwriting.” In September 2003, the district court dismissed plaintiffs’ causes of action under RESPA as to all three fees for failure to state a claim. Plaintiffs appealed to the U.S. Court of Appeals for the Third Circuit, which affirmed the dismissal as to an alleged overcharge concerning the funding fee, but reversed the district court’s dismissal as to alleged additional charges for further proceedings, including discovery and motions, on both of these RESPA issues and ancillary state law claims. No class has yet been certified. After filing an answer to the claims denying the allegations, our subsidiary conducted preliminary discovery in conjunction with court-supervised mediation. As a result of that mediation, an agreement has been reached to settle part of the claims on a class basis with all of the other claims to be dismissed on an individual basis. Settlement documents have been reviewed by the court and are being finalized. If this settlement is not finalized, our subsidiary intends to vigorously defend actions against these claims.
      Murray. This putative statewide class action filed against our subsidiary in the United States District Court for the Northern District of Illinois in March 2005. Plaintiff’s counsel alleges that our subsidiary, in sending a “pre-approved offer” to the plaintiff, accessed the plaintiff’s credit report without authorization from the plaintiff and without a “permissible purpose” under Fair Credit Reporting Act (FCRA) since the material allegedly did not qualify as a “firm offer of credit.” It also alleges that the material failed to make FCRA required notices and disclosures in a “clear and conspicuous” manner. Plaintiff seeks statutory penalties for an allegedly willful violation of the statute. Class certification was denied by the district court, but that decision was reversed on appeal and the matter remanded to the district court for further proceedings, including amended cross-motions for summary judgment as well as a renewed motion for class certification. Those motions have been filed and remain pending. Our subsidiary intends to vigorously defend actions against these claims.
      Parthiban. The putative class action was filed against our subsidiary in the United States District Court for the Central District of California in August 2005. This litigation is a “copycat” of the Murray case and seeks to recover for essentially the same alleged conduct during roughly the same class period.

One significant difference from Murray is that Parthiban was filed on behalf of a putative nationwide class. The district court granted our subsidiary’s motion to dismiss in part, striking four counts seeking declaratory and injunctive relief, and has permitted the case to go forward on the same “firm offer of credit” and “clear and conspicuous” disclosure claims present in Murray. The case is in a preliminary stage. No class has yet been certified and discovery is ongoing. Our subsidiary intends to vigorously defend actions against these claims.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      Omitted.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
      We are a wholly-owned subsidiary of GMAC Mortgage Group, which is a wholly-owned subsidiary of GMAC. As a result, there is no market for our limited liability Company interests.

Item 6.	SELECTED FINANCIAL DATA.
      The selected historical financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the corresponding notes. The historical financial information presented may not be indicative of our future performance.

	For the Years Ended December 31,

	2006	2005	2004	2003	2002

	(In millions)
Statement of Income Data:
Interest income	$8,169.0	$5,797.1	$4,990.9	$3,482.7	$1,814.0
Interest expense	6,460.2	3,872.1	2,405.0	1,402.7	800.9

Net interest income	1,708.8	1,925.0	2,585.9	2,080.0	1,013.1
Provision for loan losses	1,334.1	651.8	842.9	453.5	231.7

Net interest income after provision for loan losses	374.7	1,273.2	1,743.0	1,626.5	781.4
Gain on sale of mortgage loans, net	890.2	1,036.7	696.9	1,746.3	1,543.0
Servicing fees	1,583.7	1,416.3	1,294.3	1,185.7	1,175.5
Amortization and impairment of servicing rights	—	(762.0)	(1,003.3)	(2,014.9)	(2,217.6)
Servicing asset valuation and hedge activities, net	(1,100.2)	17.2	214.9	507.2	685.0

Net servicing fees (loss)	483.5	671.5	505.9	(322.0)	(357.1)
Gain (loss) on investment securities, net	68.7	236.4	63.7	(222.8)	(371.5)
Real estate related revenues	593.0	708.0	621.9	487.8	449.7
Gain on sale of equity investments	414.5	4.2	27.3	12.6	9.5
Other income	197.9	305.3	308.0	398.1	447.7

Total net revenue	3,022.5	4,235.3	3,966.7	3,726.5	2,502.7
Compensation and benefits	1,206.3	1,406.9	1,216.5	1,188.8	962.5
Professional fees	273.1	212.4	224.7	169.4	115.2
Data processing and telecommunications	189.1	199.9	191.1	189.3	199.8
Advertising	152.8	158.7	151.4	127.7	123.6
Occupancy	137.7	121.3	107.6	99.6	97.3
Other	637.9	509.2	465.1	585.8	496.3

Total expenses	2,596.9	2,608.4	2,356.4	2,360.6	1,994.7

Income before income tax expense (benefit) and minority interest	425.6	1,626.9	1,610.3	1,365.9	508.0
Income tax expense (benefit)	(289.2)	606.3	642.1	509.1	199.4

Income before minority interest	714.8	1,020.6	968.2	856.8	308.6
Minority interest	9.7	—	—	—	—

Net income	$705.1	$1,020.6	$968.2	$856.8	$308.6

	As of December 31,

	2006	2005	2004	2003	2002

	(In millions)
Balance Sheet Data:
Total assets	$135,586.8	$118,885.1	$94,349.5	$78,559.6	$45,549.1
Affiliate borrowings	—	5,177.5	10,006.2	10,683.9	11,852.6
Collateralized borrowings in securitization trusts	53,299.5	56,097.8	50,708.5	39,415.6	12,422.8
Other borrowings	59,880.4	42,300.5	23,703.7	20,647.6	15,038.3
Total borrowings	113,179.9	103,575.8	84,418.4	70,747.1	39,313.7
Total equity	7,622.1	7,464.0	4,365.7	3,186.0	2,374.3

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
      You should read the following discussion together with the financial statements and the corresponding notes. The discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the results referred to in the forward-looking statements, see the discussion under the heading “Risk Factors.”
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
      In October 2006, Residential Capital Corporation converted its legal form of organization from a corporation to a limited liability company and changed its name to Residential Capital, LLC. Residential Capital, LLC is a wholly-owned subsidiary of GMAC Mortgage Group, LLC, which is a wholly-owned subsidiary of GMAC LLC.
      We conduct our operations and manage and report our financial information primarily through four operating business segments:

•	GMAC Residential. Our GMAC Residential segment primarily originates, purchases, sells, securitizes and services residential mortgage loans. This segment originates residential mortgage loans through a retail branch network, direct lending centers and mortgage brokers, and also purchases residential mortgage loans from correspondent lenders. Most of the loans originated or purchased by this segment are prime credit quality loans that meet the underwriting standards of Fannie Mae or Freddie Mac. This segment also provides collateralized lines of credit to other originators of residential mortgage loans, which we refer to as warehouse lending. Our limited banking activities through GMAC Bank are included in this segment. This segment generated approximately 39% of our revenues and 19% of our net income in 2006.

•	Residential Capital Group. Our Residential Capital Group originates, purchases, sells, securitizes and services residential mortgage loans. This segment originates residential mortgage loans primarily through mortgage brokers, purchases loans from correspondent lenders and other third parties and provides warehouse lending. The residential mortgage loans produced by this segment cover a broad credit spectrum and generally do not conform to the underwriting requirements of Fannie Mae or Freddie Mac. These loans are primarily securitized through the issuance of non-agency mortgage-backed and mortgage related asset-backed securities. This segment generated approximately 7% of our revenues and recorded a net loss in 2006.

•	Business Capital Group. Our Business Capital Group provides financing and equity capital to residential land developers and homebuilders and financing to resort developers and healthcare-related enterprises. This segment generated approximately 24% of our revenues and 57% of our net income in 2006.

•	International Business Group. Our International Business Group includes substantially all of our operations outside of the United States. This segment generated approximately 15% of our revenues and 24% of our net income in 2006.
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

Overview
      Our ability to generate income and cash flow is highly dependent on the volume of our loan production and our ability to sell or otherwise finance our loans. Our business is also dependent on the acquisition and valuation of our other financial assets, including our mortgage loans held for investment from our on-balance sheet securitizations, interests that continue to be held by the Company from our off-balance sheet securitizations, mortgage servicing rights, other mortgage loans held for investment and lending receivables.
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
      We fund a large portion of our business in the capital markets using securitization structures. These structures can take the form of on-balance sheet financings or off-balance sheet transactions. Economically, the two structures yield similar results. The form of the securitization is largely driven by prevailing capital market pricing conditions based on the market’s appetite and willingness to invest in different types of risk. We continually evaluate our strategy and the amount of interests that continue to be held by the Company from our off-balance sheet securitizations in light of market conditions. As an example, as we monitor how the secondary market reacts to changing conditions, we may structure our loan sales and securitizations such that we retain no residual interests in the loans we sell if we believe the market pricing is attractive or it would assist us with our retained risk profile. We sell our loans through on- and off-balance sheet structures taking into account prevailing market conditions to maximize our economic earnings and risk profiles.
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

On- and Off-Balance Sheet Securitizations
      Securitizations that are structured as sales provide a onetime contribution to our income — or a gain on sale — when the mortgage loans and related securities are sold into the securitization trust. We refer to these transactions as “off-balance sheet” securitizations. We determine the gain on sale by allocating the carrying value of the underlying mortgage loans between loans sold and the interests retained, based on relative fair values and the fair value of mortgage service rights. The gain recognized is the difference between the sum of the cash proceeds of the securitization plus the fair value of the interests that continue to be held by the Company, if any, and the allocated carrying value of the loans sold. Our estimate of the fair value of our interests that continue to be held by the Company in these off-balance sheet securitizations requires us to exercise significant judgment as to the timing and amount of future cash flows from the interests that continue to be held by the Company. We are exposed to credit risk from the underlying mortgage loans in off-balance sheet securitizations to the extent we retain subordinated interests. Changes in expected cash flows from an off-balance sheet securitization resulting from changes in expected net credit losses will impact the value of our subordinated interests that continue to be held by the Company and those changes are recorded as a component of investment gain or loss.
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

Net Servicing Fees
      We define the classes of servicing rights based both on the availability of market inputs and the manner in which we manage the risks of our servicing assets and liabilities. As of January 1, 2006, we adopted Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS No. 156). As a result, effective January 1, 2006, our mortgage service rights are carried at fair value. Prior to January 1, 2006, mortgage service rights were carried at lower of cost or fair value. Sufficient market inputs exist to determine the fair value of our recognized servicing assets and liabilities. We recognize net revenue related to mortgage servicing rights in the following income statement line items:

•	Servicing fees — the income earned for servicing a loan. This includes the contractual servicing fee as well as ancillary servicing items such as late fees. Servicing fees are generally calculated as a percentage of the loan balance.

•	Amortization and impairment of servicing rights — an expense item that amortizes the capitalized mortgage servicing right over the estimated life of the servicing cash flows expected to be received from servicing the mortgage loan. Impairment relates to charges taken for temporary impairment of the mortgage servicing rights. The adoption of SFAS No. 156 eliminated the amortization and impairment of servicing rights.

•	Servicing asset valuation and hedge activities — changes in valuation inputs or assumptions used in the valuation models include all changes due to a revaluation by a model or by a benchmarking exercise. This line item also includes changes in fair value due to a change in valuation assumptions and/or model calculations. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic run-off of the portfolio. In addition this line includes the income statement effect of financial instruments hedging the mortgage servicing rights for both economic and accounting hedges as well as any related fair value adjustment of the mortgage servicing rights resulting from the application of hedge accounting.
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
      Effective January 1, 2006, mortgage servicing rights are carried at fair value.
      Prior to 2006, the carrying value of mortgage servicing rights was dependent upon whether the rights were hedged. We carried mortgage servicing rights that received hedge accounting treatment at fair value. Changes in fair value were recognized in current period earnings, which were generally offset by changes in the fair value of the underlying derivative if the changes in the value of the asset and derivative were highly correlated. Mortgage servicing rights that did not receive hedge accounting treatment were carried at the lower of cost or fair value. We evaluated mortgage servicing rights for impairment by stratifying our portfolio on the basis of the predominant risk characteristics (mortgage product type and interest rate). To the extent that the carrying value of an individual tranche exceeded its estimated fair value, the mortgage servicing rights asset is considered to be impaired. We recognized impairment that was considered to be temporary through the establishment of (or an increase in) a valuation allowance, with a corresponding unfavorable effect on earnings. If it was later determined all or a portion of the temporary impairment no longer existed for a particular tranche, we reduced the valuation allowance, with a favorable effect on earnings. If the impairment was determined to be other than temporary, the valuation allowance was reduced along with the carrying value of the mortgage servicing right.
      GAAP requires that the value of mortgage servicing rights be determined based on market transactions for comparable servicing assets or, in the absence of representative market trade information, based on other available market evidence and modeled market expectations of the present value of future estimated net cash flows that market participants would expect to be derived from servicing. In certain international markets with very limited or no market evidence, we have determined it is not practicable to determine fair value. In other circumstances when benchmark market transaction data is not available, we rely on estimates of the timing and magnitude of cash inflows and outflows to derive an expected net cash flow stream, and then discount this stream using an appropriate market discount rate. Servicing cash flows primarily include servicing fees; interest income, or the “float,” earned on collections that are deposited in various custodial accounts between their receipt and our distribution of the funds to investors; and late fees, in each case less operating costs to service the loans. Cash flows are derived based on internal operating assumptions that we believe would be used by market participants, combined with market-based assumptions for loan prepayment rates, interest rates and discount rates that management believes approximate yields required by investors in this asset. We consider available information and exercise significant judgment in estimating and assuming values for key variables in the modeling and discounting process.
      We use the following key assumptions in our valuation approach:

•	Prepayments — The most significant driver of mortgage servicing rights value is actual and anticipated portfolio prepayment behavior. Prepayment speeds represent the rate at which borrowers repay their mortgage loans prior to scheduled maturity. As interest rates rise, prepayment speeds generally slow, and as interest rates decline, prepayment speeds generally accelerate. When mortgage loans are paid or expected to be paid earlier than originally estimated, the expected future cash flows associated with servicing such loans are reduced. We primarily use third-party models to project residential mortgage loan payoffs. In other cases, we estimate prepayment speeds based on historical and expected future prepayment rates. We measure model performance by comparing prepayment predictions against actual results at both the portfolio and product level.

•	Discount rate — The mortgage servicing rights cash flows are discounted at prevailing market rates which include an appropriate risk-adjusted spread.

•	Base mortgage rate — The base mortgage rate represents the current market interest rate for newly originated mortgage loans. This rate is a key component in estimating prepayment speeds of our portfolio because the difference between the current base mortgage rate and the interest rates on existing loans in our portfolio is an indication of the borrower’s likelihood to refinance.

•	Cost to Service — In general, servicing cost assumptions are based on actual expenses directly related to servicing. These servicing cost assumptions are compared to market servicing costs when market information is available. Our servicing cost assumptions include expenses associated with our activities related to loans in default.

•	Volatility — Volatility represents the expected rate of change of interest rates. The volatility assumption used in our valuation methodology is intended to place a band around the potential interest rate movements from one period to the next. We use implied volatility assumptions in connection with the valuation of our mortgage servicing rights. Implied volatility is defined as the expected rate of change in interest rates derived from the prices at which options on interest rate swaps, or swaptions, are trading. We update our volatility assumptions for the change in implied swaption volatility during the period, adjusted by the ratio of historical mortgage to swaption volatility.

      We also periodically perform a series of reasonableness tests as we deem appropriate, including the following:

•	Review and compare recent bulk mortgage servicing right acquisition activity. We evaluate market trades for reliability and relevancy and then consider, as appropriate, our estimate of fair value of each significant deal to the traded price. Currently, there is a lack of comparable transactions between willing buyers and sellers in the bulk acquisition market, which are the best indicators of fair value. However, we continue to monitor and track market activity on an ongoing basis.

•	Review and compare recent flow servicing trades. We evaluate market trades of flow transactions to compare prices on our mortgage servicing rights. Fair values of flow market transactions may differ from our fair value estimate for several reasons, including age/credit seasoning of product, perceived profit margin/discount assumed by aggregators, economy of scale benefits and cross-sell benefits.

•	Review and compare fair value price/multiples. We evaluate and compare our fair value price/multiples to market fair value price/multiples quoted in external surveys produced by third parties.

•	Reconcile actual monthly cash flows to projections. We reconcile actual monthly cash flows to those projected in the mortgage servicing rights valuation. Based upon the results of this reconciliation, we assess the need to modify the individual assumptions used in the valuation. This process ensures the model is calibrated to actual servicing cash flow results.
      We generally expect our valuation to be within a reasonable range of that implied by each test. If we determine our valuation has exceeded the reasonable range, we may adjust it accordingly.
      The assumptions used in modeling expected future cash flows of mortgage servicing rights have a significant impact on the fair value of mortgage servicing rights and potentially a corresponding impact to earnings. For example, a 10% increase in the prepayment assumptions would have negatively impacted the fair value of our mortgage servicing rights asset by $227 million, or approximately 5%, as of December 31, 2006. The calculation assumes that a change in the prepayment assumption would not impact other modeling assumptions. In reality, changes in one factor may result in changes in another, which might magnify or mitigate the sensitivities. In addition, the factors that may cause a change in the prepayment assumption may also positively or negatively impact other areas of our operations (for example, declining interest rates, while increasing prepayments, would likely have a positive impact on mortgage loan production volume and gains recognized on the sale of mortgage loans).

Valuation of Interests in Securitized Assets
      When we securitize mortgage loans in off-balance sheet transactions, we may retain an interest in the sold assets. These interests that continue to be held by us may take the form of mortgage-backed or mortgage-related asset-backed securities (including senior and subordinated interests), interest-only, principal-only, investment grade, non-investment grade or unrated securities. The subordinated interests we retain provide a form of credit enhancement for the more highly-rated securities. In addition to the interests we retain from our securitization activities, we purchase mortgage-backed securities, interest-only strips and other interests in securitized mortgage assets. As a result of these purchases, we may hold for investment (primarily with the intent to sell or securitize) mortgage-backed securities similar to those we retain in connection with our securitization activities. Interests in securitized assets, whether retained or purchased, are accounted for as investments in debt securities. Our estimate of the fair value of these interests requires us to exercise significant judgment about the timing and amount of future cash flows from these interests.
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

•	Prepayments — Similar to mortgage servicing rights, estimated prepayment speeds significantly impact the valuation of our interests that continue to be held by the Company in securitized assets because changes in actual and expected prepayment speed may significantly change the expected cash flows from these securities. For certain securities, we are able to obtain market information from third parties to estimate prepayment speeds. In other cases, we estimate prepayment speeds based upon historical and expected future prepayment rates.

•	Credit Losses — Expected credit losses on loans underlying mortgage-backed and mortgage-related asset-backed securities also significantly impact the estimated fair value of the related subordinate interests we retain. Credit losses can be impacted by many economic variables including unemployment, housing prices and other regional factors. The types of loan product and the interest rate environment are also key variables impacting our credit loss assumptions. For certain securities, market information for similar investments is available to estimate credit losses and collateral defaults (for example, dealer-quoted credit spreads). For other securities, we estimate future credit losses using internally-developed credit loss models, which generate indicative credit losses on the basis of our historical credit loss frequency and severity.

•	Discount Rate — Discount rate assumptions are affected primarily by changes in the assessed risk on the sold assets or similar assets and market interest rate movements. We determine discount rate assumptions using data obtained from market participants, where available, or based on current relevant treasury rates, plus an appropriate risk-adjusted spread, based on analysis of historical spreads on similar types of securities.

•	Interest Rates — Estimates of interest rates on variable- and adjustable-rate loans are based on spreads over an appropriate benchmark interest rate, usually LIBOR, using market-based yield curves. The movement in interest rates can also have a significant impact on the valuation of our interests from securitizations.
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
      Similar to mortgage servicing rights, changes in model assumptions can have a significant impact on the carrying value of interests in securitized assets. Note 18 to the audited consolidated financial statements summarizes the impact on the fair value due to a change in key assumptions for the significant categories of interests in securitized assets as of December 31, 2006 and 2005.
Results of Operations

Consolidated Results

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
      Our net income decreased $315.5 million, or 30.9%, to $705.1 million in 2006, compared to $1.0 billion in 2005. Our 2006 operating results were adversely affected by domestic economic conditions, which were substantially offset by the benefit related to GMAC’s election to convert to a multi-member limited liability company and our election to convert to a limited liability company for income tax purposes in November 2006, which resulted in the elimination of our $523.2 million net deferred tax liability for certain entities. Excluding the limited liability tax conversion benefit, our net income was $181.9 million in 2006. The adverse economic conditions that negatively impacted our net income included the following:

•	Interest rates have steadily increased since the middle of 2005. Rising rates have the impact of decreasing mortgage affordability. In addition, long-term rates have remained low relative to short-term rates (i.e., a flattening of the yield curve) and, in some instances, have been lower than short-term rates (i.e., an inverted yield curve). This results in a reduction in our net interest margin and generally has a negative effect on our hedging results.

•	The level of home price appreciation declined to a five-year low in the fourth quarter of 2006 and, in some areas, home values declined, which increased the actual and estimated losses related to our loans. A reduction in home sales and an increase in the inventory of homes for sale are also increasing the estimated number of loans that we expect to ultimately foreclose upon and estimated incurred losses. The domestic housing market slowdown has also negatively impacted our real estate related activities.

•	The nonprime securitization market significantly deteriorated during the fourth quarter of 2006. Pricing for nonprime loans in the secondary market declined significantly due to the changing market conditions and our ability to securitize delinquent nonprime loans was severely restricted. This had a significant negative impact on nonprime sales margins and impacted the fair value of our delinquent loans in our mortgage loans held for sale portfolio.

•	In the fourth quarter of 2006, nonprime delinquencies rose significantly. The combination of lower home prices and loan defaults has put significant pressure on a number of nonprime lenders, including our nonprime warehouse lending customers. This resulted in a significant provision for loan losses due to the decline in value of the collateral for our warehouse lending receivables.
      These economic conditions resulted in lower net interest margin, higher provision for loan losses, lower gain on sale margins and loan production, real estate investment impairments and reduced gains on dispositions of real estate acquired through foreclosure. As these domestic market conditions persist, these unfavorable impacts on our results of operations may continue.
      Our mortgage loan production in 2006 was $189.4 billion, an increase of 7.8% from $175.6 billion in 2005. Our domestic mortgage loan production increased 1.6% and international mortgage loan production increased 68.0% in 2006 compared to 2005. Our domestic loan production increased due to increases in production of our prime second-lien and prime non-conforming products. In 2006, our nonprime loan production decreased 14.8%. The domestic mortgage origination market was estimated to be approximately $2.5 trillion in 2006 and $3.0 trillion in 2005. Our U.K. operations provided the majority of the international increase.
      Net interest income was $1.7 billion in 2006 compared to $1.9 billion in 2005, a decrease of $216.2 million, or 11.2%. Our interest income increased $2.4 billion, or 40.9%, primarily as a result of an increase in our interest-earning assets due to the increase in our held for sale portfolio, growth in GMAC Bank’s mortgage loan held for investment portfolio, the refinancing of a $2.7 billion warehouse lending facility in the fourth quarter of 2005 that resulted in the facility coming on to the balance sheet and the increase in interest rates. Our interest expense increased $2.6 billion, or 66.8%, due to both an increase in the volume of interest-bearing liabilities and an increase in the cost of those funds. Our net interest income declined due to short-term rates increasing more than long-term rates and increases in noninterest-bearing assets including real estate investments and real estate acquired through foreclosure.
      The provision for loan losses was $1.3 billion in 2006 compared to $651.8 million in 2005, representing an increase of $682.3 million. The majority of the increase occurred in the fourth quarter of 2006 as the decline in the domestic housing market accelerated and the market for nonprime loans significantly deteriorated. These market conditions resulted in our increasing loss estimates for the number and amount of estimated incurred losses. The provision for loan losses for the fourth quarter was $850.0 million. Mortgage loans held for investment past due 60 days or more increased to 12.5% of the total unpaid principal balance as of December 31, 2006 from 10.6% as of September 30, 2006. Nonaccrual mortgage loans held for investment increased $520.5 million, or 7.7%, to $7.3 billion as of December 31, 2006, compared to $6.8 billion as of September 30, 2006. The decline in home prices in certain areas of the United States increased the estimated inherent losses for loans expected to result in foreclosure. As a result, the mortgage loan held for investment allowance for loan losses increased to 2.17% of total mortgage loans held for investment as of December 31, 2006, compared to 1.55% of total mortgage loans held for investment as of December 31, 2005. The same economic conditions impacting our mortgage loans held for investment portfolio resulted in severe financial stress for certain warehouse lending customers. As a result, the lending receivable allowance for loan losses increased to 2.66% of total lending receivables as of December 31, 2006, compared to 1.38% of total lending receivables as of December 31, 2005.
      Gain on sale of mortgage loans was $890.2 million in 2006, compared to $1.0 billion in 2005. The 14.1% decrease was primarily due to the decline in fair value of our delinquent loans. The pricing for these loans declined significantly in the fourth quarter and our ability to securitize these loans were severely restricted as investor uncertainty grew in regards to the performance of these loans. Our total write down to fair value during the fourth quarter of 2006 was $295.8 million. This loss was partially offset by gains on sales due to the increase in the percentage of our volume sold rather than financed during 2006. The volume of loans sold domestically was $152.7 billion in 2006 compared to $149.2 billion in 2005. The sale of our Mexican distressed loan business in the first quarter of 2005, which generated a pretax gain of $63.0 million, positively impacted the gain on sale in 2005.
      Net servicing fees were $483.4 million in 2006, compared with $671.5 million in 2005, a decrease of $188.0 million. The decrease in net servicing fees was driven by negative servicing valuations, including derivative hedging activity, and a $150 million favorable discount rate adjustment in 2005. These items were partially offset by increases in the size of our mortgage servicing rights portfolio. The negative servicing valuation was primarily due to derivative hedging results, which were negatively impacted by lower market volatility and the inverted yield curve. Due to these market conditions, the changes in the fair value of our hedges did not offset the change in the fair value of our mortgage servicing rights. During 2005, we changed the discount rate assumption on 30-year prime conforming mortgage loans, which resulted in an approximately $150 million increase to the mortgage servicing rights asset. The domestic servicing portfolio was $412.4 billion as of December 31, 2006, an increase of $57.5 billion, or 16.2%, from $354.9 billion as of December 31, 2005. The adoption of Statement of Financial Accounting Standards No. 156 on January 1, 2006 resulted in the recording of our mortgage servicing rights at fair value. Prior to the adoption, a significant portion of our mortgage servicing rights was recorded at fair value due to the effects of applying hedge accounting. The after-tax impact of the adoption at January 1, 2006 was to increase stockholders equity $3.9 million reflecting the recording of the mortgage servicing rights at fair value. With the adoption of fair value accounting, mortgage servicing rights are no longer amortized and the changes in fair value are reported in earnings in those periods that those changes occur and classified as “Servicing asset valuation and hedge activities” on the income statement and the “Amortization and impairment of servicing rights” income statement line is no longer utilized. On a prospective basis, under fair value accounting, the impact of amortization is recorded in the change in fair value of the mortgage servicing rights.
      Gain on investment securities decreased by $167.7 million in 2006 compared to 2005. This decrease was primarily due to the decline in the fair value of our nonprime interests that continue to be held by the Company resulting from increasing loss and prepayment speed assumptions associated with the stress in the domestic nonprime mortgage market and losses on U.S. Treasury securities and principal-only securities, which are used as an economic hedge to changes in fair value of mortgage servicing rights and other prepayment sensitive assets.
      Real estate related revenues were $593.0 million in 2006, a decrease of $114.9 million from 2005. The decrease was a result of a decline in commission income of $81.2 million from our real estate brokerage and relocation business due to the decline in home sales, a decline in equity income of $61.1 million primarily due to our sale in the second quarter of 2006 of a regional homebuilder and an impairment for land holdings of $45.0 million taken in the fourth quarter of 2006 as a result of the softening of the domestic housing market. These decreases were partially offset by a $39.1 million increase in lot option fees and a $38.0 million increase in lease income from model homes.
      Gain on sale of equity investments represents the cash sale of our investment in a regional homebuilder in the second quarter of 2006. Under the equity method of accounting prior to the sale, our share of pretax income recorded in real estate related revenues totaled $39.1 million for the year ended December 31, 2006, compared to $95.8 million for the year ended December 31, 2005.
      Other income decreased $107.5 million, or 35.2%, in the year ended December 31, 2006, compared to 2005. These decreases were primarily caused by $95.5 million lower income from sales and valuations of real estate owned due to lower home prices, $40.9 million lower management fee income due to the movement to on-balance sheet of an off-balance sheet warehouse lending facility during the fourth quarter of 2005 and $15.9 million decline in earnings from an equity investment in a partnership that invests in government mortgage loans. The decreases were partially offset by $34.7 million of other income from the consolidation of the automotive division of GMAC Bank primarily related to operating lease income.
      Total operating expenses of $2.6 billion in 2006 decreased $11.4 million from 2005. Compensation and benefits decreased $200.6 million, or 14.3%, which was offset by a $128.8 million, or 25.3%, increase in other expenses and a $60.6 million, or 28.6%, increase in professional fees. Compensation and benefits decreased due to lower incentive compensation expense due to our financial results, lower real estate commission expense in our brokerage operations and a $42.6 million gain from the curtailment of the pension plan. These items were partially offset by an increase in salaries due to increased headcount. Real estate commissions declined due to the soft housing market.
      In January 2007, we announced that we will reduce and realign our workforce to increase operating efficiencies and reduce costs. We will adjust our workforce by approximately 1,000 positions by reducing current headcount by about 800 positions by October 2007 and not filling 200 open positions within our U.S. mortgage-related business. The majority of these reductions will take place during the first and second quarters of 2007. We estimate that severance and related costs associated with this workforce reduction will amount to approximately $10 million. We anticipate corresponding annual pretax cost savings from these reductions and related facilities adjustments in 2007 with approximately $65 million in cost savings for the full year of 2008.
      The workforce reductions outlined above complement a broad integration process, which we launched in the first quarter of 2006. This process involves the integration of people, technology and systems throughout our GMAC Residential and Residential Capital Group operating segments into the U.S. Residential Finance Group, which will represent our domestic residential mortgage-related business. This integration also encompasses the development of a single debt servicing utility platform, which will allow the company to provide servicing of any loan product from a single system. We believe that a single servicing system will allow us to increase operating efficiencies while maintaining quality and customer service.
      Professional fees increased primarily due to consulting and contractor expenses related to our U.S. Residential Finance Group integration.
      Other expenses increased primarily due to a $65.9 million increase for the provision for losses associated with assets sold with recourse due to an increase in assets sold and the necessity for us to include representations for early-payment defaults due to competitive pressures, a $33.4 million increase in other real estate owned expenses due to the increased inventory of properties and $23.9 million of expenses from the consolidation of the automotive division of GMAC Bank primarily from depreciation expense associated with operating leases. During 2006, we were no longer able to issue certain nonprime securitizations accounted for as a gain on sale without various forms of representations for early payment defaults. These representations consist of our agreement to repurchase a loan at par from investors if an early payment default occurs. We record estimates for this liability upon sale of the securitization. We generally purchase these loans and have similar representations from the originators of the mortgage. However, we generally account for the recovery from the originator on a cash basis. As we continue to sell nonprime loans with early payment default representations in either whole-loan sales or securitizations, our expense related to the establishment of the liability may increase as the amount of loan sales that contain these representations increase.
      Minority interest represents the after-tax earnings of the automotive division of GMAC Bank.
      Income tax benefit was $289.2 million, which included a conversion benefit of $523.2 million for our election to be treated as a limited liability company for federal income tax purposes. The benefit was the result of the elimination of our net deferred tax liability related to our converted entities. Almost all of our significant domestic legal entities have been converted to limited liability companies with the exception of GMAC Bank. In addition to the federal income tax benefit, the election resulted in a non-cash capital contribution of $330.3 million and a non-cash dividend of $433.4 million. Effective December 1, 2006, federal income tax is no longer provided for our pretax income or loss for the converted entities.

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
      Net interest income was $1.9 billion in 2005 compared to $2.6 billion in 2004, a decrease of $660.9 million, or 26%. Our interest income increased $806.2 million in 2005 compared to the prior year, primarily as a result of an increase in our interest earning assets including mortgage loans held for sale, mortgage loans held for investment, lending receivables and other interest-earning assets. Our interest expense increased $1.5 billion in 2005 compared to the prior year due to both an increase in the volume of interest-bearing liabilities and an increase in the cost of those funds. We experienced an increase in our funding costs in 2005 primarily due to the increase in short-term market interest rates. The flattening of the yield curve during 2005 had a overall negative impact on our net interest income as our yields on our earning assets were generally consistent with the prior year but our funding costs increased with the rise in short term rates, after the impact of our hedging programs. Additionally, our cost of funds increased as we replaced lower cost affiliate borrowings with our own unsecured debt.
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
      Gain on investment securities, net increased by $172.7 million in 2005 compared to 2004. The increase in the gain on investment securities was primarily due to unrealized gains in 2005 due to an increase in the valuation of subordinated interests resulting from lower credit severity assumptions due to home price appreciation. In addition, we realized gains during 2005 from the sale of U.S. Treasury securities, stripped mortgage-backed securities and other residuals while no such gains were recorded in 2004.
      Real estate related revenues were $708.0 million in 2005, an increase of $86.1 million from the prior year. The increase was a result of the growth of our investments in real estate and related equity investments and the continued profitable performance of these investments compared to 2004 driving higher model home finance revenue and higher equity investment income.
      Total operating expenses of $2.6 billion in 2005 increased $251.9 million from 2004 primarily due to a $190.4 million increase in compensation and benefits driven by an increase in headcount and incentive compensation. Total headcount averaged 13,607 associates in 2005, compared to 12,696 in 2004. The remaining increase was due to increases in occupancy, technology and other expenses.

Segment Results

GMAC Residential
      The following table presents the results of operations for GMAC Residential:

	Year Ended December 31,

	2006	2005	2004

	(In millions)
Net interest income	$222.4	$289.8	$327.6
Provision for loan losses	(18.4)	(3.0)	2.8
Gain on sales of mortgage loans, net	414.0	447.8	497.7
Servicing fees	1,045.1	966.8	867.3
Amortization and impairment of servicing rights	—	(539.4)	(775.6)
Servicing asset valuation and hedge activities, net	(718.1)	93.6	211.2

Net servicing fees	327.0	521.0	302.9
Other income	246.7	230.7	142.1
Operating expenses	(937.5)	(954.3)	(767.5)
Income tax expense	(121.5)	(224.6)	(225.0)

Net income	$132.7	$307.4	$280.6

     Year ended December 31, 2006 Compared to Year Ended December 31, 2005
      GMAC Residential’s net income decreased $174.7 million, or 56.8%, to $132.7 million in 2006, compared to $307.4 million in 2005. This decrease was primarily due to decreases in net interest income, gains on sale of mortgage loans and net servicing fees and an increase in the provision for loan losses. These items were partially offset by decreases in operating expenses and an increase in other income.
      Loan originations totaled $76.8 billion in 2006, compared to $91.6 billion in 2005.
      Net interest income decreased $67.4 million, or 23.3%, in 2006 compared to 2005 despite an increase in loan balances. The effect of the inversion of the yield curve had an overall negative impact on net interest income. Loan yields improved over 2005 primarily due to an increase in mortgage rates, but net interest income was negatively affected by the increase in cost of funds as short-term market interest rates rose in 2006 at a greater rate than long-term rates.
      The provision for loan losses increased $15.4 million in 2006 compared to 2005. The increase was driven primarily by the growth in the mortgage loans held for investment portfolio during 2006.
      Gain on sale of loans decreased $33.8 million, or 7.5%, in 2006 compared to 2005. This decline was due to lower sales volume due to lower production volume and lower gain on sale margins during 2006.
      Net servicing fees decreased $194.0 million, or 37.2%, in 2006 compared to 2005. An increase in servicing fees was driven by an increase in the mortgage loan servicing portfolio and was offset by an increase in the servicing asset valuation and hedge loss. The increased valuation loss when compared to 2005 was primarily due to a change in the discount rate assumption on 30-year prime conforming mortgage loans, which resulted in an approximately $150 million increase to the mortgage servicing rights asset in 2005. In addition, the flattening of the yield curve and a change in hedge composition during 2006 resulted in a decline in our hedging results during 2006 compared to 2005. These declines were partially offset by lower observable market volatility during 2006 which positively impacted the valuation of both the mortgage servicing rights and associated derivatives.
      Other income increased $16.0 million, or 6.9%, in 2006 compared to 2005. This increase was primarily due to increased valuation gains during 2006 on interests that continue to be held by the Company in home equity and high-loan-to-value securitizations, which were partially offset by decreased gains on U.S. Treasury securities and principal-only securities used to economically hedge mortgage servicing rights. In addition, there were $31 million in gains during 2005 on the sale of stripped mortgage backed securities associated with the sale of certain excess servicing fees.
      Operating expenses decreased $16.8 million, in 2006 compared to 2005, primarily due to a decline in compensation and benefits expense. This decline is due to a decrease in average headcount of approximately 600 in 2006 compared to 2005, as well as a decline in incentive compensation reflecting the decline in loan production and overall profitability in 2006.

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

Residential Capital Group
      The following table presents the results of operations for Residential Capital Group:

	Year Ended December 31,

	2006	2005	2004

	(In millions)
Net interest income	$1,195.0	$1,336.2	$2,050.2
Provision for loan losses	(1,254.5)	(621.3)	(820.0)
Gain on sales of mortgage loans, net	256.1	312.6	6.7
Servicing fees	516.0	444.9	412.5
Amortization and impairment of servicing rights	—	(221.3)	(233.5)
Servicing asset valuation and hedge activities, net	(380.3)	(76.4)	3.7

Net servicing fees	135.7	147.2	182.7
Other income (expense)	(117.7)	281.6	216.7
Operating expenses	(942.8)	(822.6)	(844.6)
Income tax (expense) benefit	278.2	(238.1)	(302.8)

Net income (loss)	$(450.0)	$395.6	$488.9

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
      Residential Capital Group had a net loss in 2006 of $450.0 million, compared to net income of $395.6 million in 2005. Increases in the provision for loan losses, servicing asset valuation and hedge loss and operating expenses, as well as decreases in net interest income and other income, contributed to the net loss. These items were offset by increases in gain on sale of mortgage loans and servicing fees.
      Loan production increased $24.2 billion, or 33.0%, to $97.5 billion in 2006, compared to $73.3 billion in 2005. Loan production during 2006 continued to be positively impacted by the growth in the payment option adjustable rate mortgage (“POA”) product, which accounted for $12.7 billion of the growth in production. The POA product has increased significantly as a percentage of the non-conforming market.
      Net interest income decreased $141.2 million, or 10.6%, in 2006 compared to 2005 despite an increase in loan balances. The increase in loan balances is due to an increase in loan production as well as the delay in execution of certain off-balance sheet securitizations until 2007, related to market liquidity at the end of 2006. The effect of the flattening and inversion of the yield curve had an overall negative impact on net interest income. Loan yields improved over 2005 primarily due to an increase in interest rates and a reduction in POA loans with low-initial interest rates throughout 2006. The increase in interest rates also negatively affected net interest income due to the increase in our cost of funds as short-term market interest rates rose in 2006 at a greater growth rate than long-term rates.
      The provision for loan losses increased $633.2 million, or 101.9%, in 2006 to $1.3 billion, compared to $621.3 million in 2005. The increase in the provision for loan losses was driven primarily by a significant increase in delinquent loans and the decline in home prices in certain areas of the United States for mortgage loans held for investment. In addition, certain of our nonprime warehouse lending customers experienced severe financial stress, which also required a higher loan loss provision.
      The gain on sale of mortgage loans decreased $56.5 million, or 18.1%, to $256.1 million in 2006, compared to $312.6 million in 2005. The decrease was primarily caused by writedowns to fair value of our delinquent nonprime mortgage loans in the held for sale portfolio in the fourth quarter of 2006. This was partially offset by an increase in gain on sale volume concentrated in higher margin products.
      Net servicing fees decreased $11.5 million, or 7.8%, to $135.7 million in 2006, compared to $147.2 million in 2005. An increase in servicing fees was driven by an increase in the owned primary servicing portfolio. The increased valuation loss was driven mainly by additional economic runoff due to the increase in the servicing portfolio and rate-driven valuation changes on servicing rights and related hedges due to an increase in discount rates and prepayment speeds in certain products and the flattening of the yield curve.
      Other income decreased $399.3 million to a loss of $117.7 million in 2006, compared to income of $281.6 million in 2005. The decline was due to investment losses related to retained interest valuations, lower income from real estate acquired through foreclosure, lower management fees and lower equity investment income. Retained interest valuations decreased mainly due to market-driven changes in discount rates and the widening of required yields, especially in the fourth quarter of 2006. Other real estate owned income also decreased due to valuation adjustments and lower realized gains on liquidating properties due to falling home prices. Management fee income decreased due to the elimination of an off-balance sheet warehouse lending facility during the fourth quarter of 2005. Equity investment income decreased due to a decline in earnings from a partnership that invests in government mortgage loans.
      Operating expenses increased $120.2 million, or 14.6%, to $942.8 million for the year ended December 31, 2006, compared to $822.6 million in 2005, primarily due to increases in professional fees and other expenses, which were partially offset by a decrease in compensation and benefits. Compensation and benefits decreased due to a decrease in incentive compensation expense. Professional fees increased primarily due to consulting and contractor expenses related to our U.S. Residential Finance Group integration. Other expenses increased primarily due to an increase in the provision for losses associated with assets sold with recourse due to an increase in assets sold and early-payment defaults and an increase in other real estate owned expenses due to the increased number of properties owned.

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

Business Capital Group
      The following table presents the results of operations for the Business Capital Group:

	Year Ended December 31,

	2006	2005	2004

	(In millions)
Net interest income	$88.8	$147.9	$124.2
Provision for loan losses	(28.4)	(25.9)	(21.0)
Other income	655.8	280.6	208.8
Operating expenses	(71.1)	(81.2)	(71.8)
Income tax expense	(246.4)	(120.8)	(91.9)

Net income	$398.7	$200.6	$148.3

     Year ended December 31, 2006 Compared to Year Ended December 31, 2005
      Business Capital Group’s net income for 2006 was $398.7 million, compared to $200.6 million in 2005. The increase was primarily caused by the sale of our equity interest in a regional homebuilder which resulted in an approximate $258.6 million after-tax gain. We sold our entire equity interest in this regional homebuilder during the second quarter of 2006. The decrease in net income, absent the homebuilder sale, relates to lower real estate related revenues and a decrease in net interest income, partially offset by lower expenses.
      Net interest income decreased by $59.1 million, or 40.0%, in 2006, compared to 2005. The increase in interest income was more than offset by an increase in interest expense. The increase in interest income was primarily due to the growth of residential construction, resort finance and healthcare lending receivables. As of December 31, 2006, lending receivables were $5.0 billion, an increase of $1.1 billion, or 28.8%, compared to December 31, 2005. In addition, average yield on lending receivables increased 140 basis points, or 15.2%, compared to December 31, 2005. This increase in yield was primarily due to an increase in interest rate indices used to price lending receivables. Interest expense drove an overall decrease in net interest income primarily due to an increase in the cost of funds and growth in borrowings.
      Absent the gain on sale referenced above, other income decreased $39.2 million, or 14.0%, in 2006 compared to 2005. This decrease was primarily related to the decline in equity income from the investment sold during the second quarter of 2006, which generated $95.8 million of equity income in 2005 compared to $39.1 million in 2006. In addition, an impairment charge on land holdings of $45.0 million was taken in the fourth quarter of 2006. As of December 31, 2006, real estate investments totaled $2.6 billion, an increase of 46.8%, compared to December 31, 2005, which drove increased revenue primarily from model home leases and lot option fees.
      Operating expenses decreased by $10.1 million, or 12.5%, in the year ended December 31, 2006. This decrease was primarily due to a decrease in incentive compensation expense.

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

International Business Group
      The following table presents the results of operations for International Business Group:

	Year Ended December 31,

	2006	2005	2004

	(In millions)
Net interest income	$172.2	$152.2	$105.5
Provision for loan losses	(32.4)	(1.7)	(4.5)
Gain on sales of mortgage loans, net	240.1	210.8	196.8
Servicing fees	7.6	(3.5)	8.6
Amortization and impairment of servicing rights	—	(0.3)	0.5
Servicing asset valuation and hedge activities, net	(1.9)	—	—

Net servicing fees (loss)	5.7	(3.8)	9.1
Other income	77.0	25.1	(29.0)
Operating expenses	(246.0)	(253.3)	(200.5)
Income tax expense	(46.6)	(39.2)	(26.1)

Net income	$170.0	$90.1	$51.3

     Year ended December 31, 2006 Compared to Year Ended December 31, 2005
      Net income in 2006 was $170.0 million, compared to $90.1 million in 2005, an increase of $79.9 million. Loan production totaled $27.8 billion during 2006, compared to $16.5 billion in 2005. The increase in net income is primarily the result of increases in gain on sale of loans, net interest income, servicing fees and other income, which were partially offset by an increase in provision for loan losses.
      Net interest income increased by $20.0 million, due to an increase in interest income, which was partially offset by an increase in interest expense. The increase in interest income was driven by the segment’s increase in average interest-earning assets (primarily mortgage loans held for sale) due to the increase in loan production. The increase was partially offset by a decrease in interest income from residual interests due to sales of $145.3 million in 2006 and $250.7 million in 2005. Interest expense increased due to an increase in average borrowing levels to support the increase in earning asset levels and an increase in the cost of funds.
      The provision for loan losses increased $30.7 million in 2006 compared to 2005. This increase was primarily due to an increase in the percentage of loans greater than 30 days delinquent and the seasoning of the portfolio.
      Gain on sale of mortgages increased by $29.3 million compared to 2005. The segment sold $25.6 billion of loans in 2006, compared to $12.4 billion in 2005. The increase in volume was partially offset by a reduction in margins due to increased competition.
      Other income increased $51.9 million in 2006 compared to 2005. The increase was primarily driven by gains from the sales of residual securities.

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

Corporate and Other
      The following table presents the results of operations for Corporate and Other:

	Year Ended December 31,

	2006	2005	2004

	(In millions)
Net interest income (expense)	$30.4	$(1.1)	$(21.6)
Provision for loan losses	(0.4)	—	(0.2)
Gain (loss) on sales of loans	(3.0)	64.6	(5.9)
Servicing fees	16.7	10.2	7.6
Mortgage servicing rights amortization and impairment	—	(0.9)	5.3

Net servicing fees	16.7	9.3	12.9
Other income	414.6	435.8	482.3
Operating expenses	(408.0)	(496.9)	(472.0)
Income tax benefit	426.0	16.0	3.6
Minority interest	(9.7)	—	—

Net income (loss)	$466.6	27.7	$(0.9)

      Corporate and Other represents our business operations outside of our four reportable operating segments and includes our real estate brokerage and relocation business, the leasing and financing activities related to the consolidation of the automobile division of GMAC Bank and our Mexican distressed asset business (which we sold in the first quarter of 2005), none of which is significant to our consolidated results of operations. The results of the automobile division of GMAC Bank are removed from our net income through minority interest. Corporate and Other also includes certain holding company activities and other adjustments to conform the reportable segment information to our consolidated results.
      Other income and operating expenses include the revenues and expenses of our real estate brokerage, relocation business and the automotive division of GMAC Bank. A significant portion of other income is comprised of the gross commissions we earn on our real estate brokerage business and GMAC Bank operating lease income and a significant portion of other expenses is comprised of the commissions due to the individual real estate brokers involved in the transactions and depreciation expense for the operating leases. Our net income from these real estate activities is not significant. There is no net income impact for the automotive division of GMAC Bank as it is all included in minority interest.
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
      Gain (loss) on sale of loans for the year ended December 31, 2005 primarily relates to our Mexican distressed mortgage loan business, which was sold in 2005 and generated a pretax gain of $63.0 million.
      The income tax benefit in 2006 includes the $523.2 million benefit from our election to be treated as a limited liability company for federal income tax purposes.
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
      The following table summarizes the activity related to the allowance for loan losses:

	Mortgage Loans
	Held for	Lending
	Investment	Receivables	Other	Total

	(In millions)
Balance at January 1, 2004	$491.0	$127.0	$—	$618.0
Provision for loan losses	811.7	31.2	—	842.9
Charge-offs	(440.4)	(20.2)	—	(460.6)
Recoveries	10.6	3.8	—	14.4

Balance at December 31, 2004	872.9	141.8	—	1,014.7
Provision for loan losses	599.8	52.0	—	651.8
Charge-offs	(443.8)	(6.8)	—	(450.6)
Recoveries	37.0	0.4	—	37.4

Balance at December 31, 2005	1,065.9	187.4	—	1,253.3
Consolidation of IB Finance Holding Company LLC	—	—	25.7	25.7
Provision for loan losses	1,116.4	217.3	0.4	1,334.1
Charge-offs	(720.8)	(9.3)	(0.4)	(730.5)
Recoveries	46.9	1.2	0.1	48.2

Balance at December 31, 2006	$1,508.4	$396.6	$25.8	$1,930.8

Allowance as a percentage of total:
December 31, 2004	1.51%	1.49%	—%	1.51%
December 31, 2005	1.55%	1.38%	—%	1.52%
December 31, 2006	2.17%	2.66%	1.03%	2.22%
      The following table summarizes the net charge-off information:

	Year Ended December 31,

	2006	2005	2004

	(In millions)
Mortgage loans:
Prime conforming	$(1.1)	$(0.1)	$—
Prime non-conforming	(29.6)	(29.5)	(44.7)
Prime second-lien	(45.2)	(7.2)	(8.5)
Government	—	—	(0.2)
Nonprime	(598.0)	(370.0)	(376.4)
Lending receivables:
Warehouse	(0.8)	(0.5)	3.0
Construction	(2.3)	(1.9)	(18.9)
Healthcare	—	—	—
Other	(5.0)	(4.0)	(0.5)
Other	(0.3)	—	—

Total Net Charge-Offs	$(682.3)	$(413.2)	$(446.2)

Nonperforming Assets
      Nonperforming assets include nonaccrual loans, foreclosed assets and restructured loans. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 and 90 days past due, respectively, or when the timely collection of the principal of the loan, in whole or in part, is doubtful.
      Nonperforming assets consisted of the following:

	As of December 31,

	2006	2005

	(In millions)
Nonaccrual loans:
Mortgage loans:
Prime conforming	$11.3	$9.8
Prime non-conforming	419.4	361.7
Government	0.2	0.1
Prime second-lien	142.1	84.8
Nonprime*	6,736.2	5,730.7
Lending receivables:
Warehouse**	1,317.7	41.8
Construction***	68.8	8.6
Commercial real estate	—	17.0
Other	0.1	—

Total nonaccrual loans	8,695.8	6,254.5
Restructured loans	7.8	22.8
Foreclosed assets	1,140.7	506.5

Total nonperforming assets	$9,844.3	$6,783.8

Total nonaccrual loans as a percentage of total mortgage loans held for investment and lending receivables	10.3%	7.6%

Total nonperforming assets as a percentage of total consolidated assets	7.3%	5.7%

*	Includes $414.7 million as of December 31, 2006 and $374.1 million as of December 31, 2005 of loans that were purchased distressed and already in nonaccrual status. In addition, includes $3.3 million of nonaccrual loans as of December 31, 2006 that are not included in “Restructured Loans”.

**	Includes $10.1 million of nonaccrual restructured loans as of December 31, 2006 that are not included in “Restructured Loans”.

***	Includes $18.8 million as of December 31, 2006 and $8.6 million as of December 31, 2005 of nonaccrual restructured loans, that are not included in “Restructured Loans”.
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

      The following table summarizes the delinquency information for our mortgage loans held for investment portfolio:

	As of December 31,

	2006		2005

		Percent of		Percent of
	Amount	Total	Amount	Total

	(Dollars in millions)
Current	$55,964	81.3%	$56,576	83.3%
Past due:
30 to 59 days	4,273	6.2	4,773	7.0
60 to 89 days	1,818	2.6	1,528	2.2
90 days or more	3,403	5.0	2,258	3.3
Foreclosures pending	2,132	3.1	1,356	2.0
Bankruptcies	1,219	1.8	1,520	2.2

Total unpaid principal balance	68,809	100.0%	68,011	100.0%

Net premiums	627		948

Total	$69,436		$68,959

      The deterioration of the domestic housing market and the stress on the domestic nonprime mortgage market in the fourth quarter of 2006 significantly affected our provision for loan losses and the related allowance for loss related to mortgage loans held for investment. Mortgage loans held for investment past due 60 days or more increased to 12.5% of the total unpaid principal balance as of December 31, 2006 from 10.6% as of September 30, 2006. Nonaccrual mortgage loans held for investment increased to $7.3 billion as of December 31, 2006 from $6.8 billion as of September 30, 2006. Our net charge-offs of mortgage loans held for investment were $673.9 million in 2006 compared to $406.8 million in 2005. These experiences with our mortgage loans held for investment portfolio, along with other recent observations including increasing trends in severity and frequency related to lower home prices, the performance of certain loan pools and other market factors drove our provision for loan losses and related allowance higher as we increased our estimate of inherent loss assumptions for both the number of incurred losses and the amount of the expected loss. These factors primarily affected our nonprime held for investment portfolio, which was $52.3 billion as of December 31, 2006, or 75% of our total mortgage loans held for investment, compared to $56.9 billion as of September 30, 2006, or 77% of our total mortgage loan held for investment portfolio. Our provision for loan losses related to mortgage loans held for investment was $645.9 million in the fourth quarter of 2006, compared to $231.7 million for the third quarter of 2006. The allowance for loan losses related to mortgage loans held for investment as a percentage of those loans was 2.17% as of December 31, 2006, compared to 1.55% as of December 31, 2005.
      Our domestic nonprime warehouse lending customers experienced severe stress during the fourth quarter of 2006 as delinquencies grew and the secondary market for nonprime loans significantly weakened as investors became increasingly uncertain as to the strength of the underlying borrowers or residential property collateral. We had a significant customer file for bankruptcy in February 2007 with an outstanding lending receivable balance of $548.4 million as of December 31, 2006. That receivable, along with a related entity receivable of $498.4 million, were classified as nonaccrual as of December 31, 2006 and was the primary reason for the increase in the warehouse lending nonaccrual loans to $1.3 billion as of December 31, 2006 from $41.8 million as of December 31, 2005. This activity led to an increase in the allowance for loss related to lending receivables to $396.6 million as of December 31, 2006, or 2.66% of total lending receivables, compared to $187.4 million as of December 31, 2005, or 1.38% of total lending receivables. In addition, we purchased $6.5 billion of mortgage loans from the significant customer and related entity in 2006. We expect the amount of mortgage loans purchased from these entities to decline significantly in 2007.

      We originate and purchase mortgage loans that have contractual features that may increase our exposure to credit risk and thereby result in a concentration of credit risk. These loan products include interest-only mortgage loans (classified as prime conforming or non-conforming for domestic production and prime non-conforming or nonprime for international production), payment option adjustable rate mortgage loans (prime non-conforming), high loan-to-value mortgage loans (nonprime) and teaser rate mortgage loans (prime or nonprime). For a description of these particular loan products, see Note 7 to the audited consolidated financial statements. Our exposure related to these products recorded in mortgage loans held for sale and mortgage loans held for investment (unpaid principal balance) was as follows:

	Unpaid Principal
	as of December 31,

	2006	2005

	(In millions)
Mortgage Loans Held for Sale — Domestic
Interest-only mortgage loans	$4,999.8	$3,316.3
Payment option adjustable rate mortgage loans	1,838.1	1,097.6
High loan-to-value (100% or more) mortgage loans	770.3	391.7
Below market initial rate (“teaser”) mortgage loans	24.9	16.6

Mortgage Loans Held for Investment — Domestic
Interest-only mortgage loans	$12,521.3	$11,118.9
Payment option adjustable rate mortgage loans	117.0	16.3
High loan-to-value (100% or more) mortgage loans	11,043.3	12,904.7
Below market initial rate (“teaser”) mortgage loans	167.2	394.8

Mortgage Loans — Held for Sale and Investment — International
Interest-only mortgage loans	$4,895.1	$4,925.9
Payment option adjustable rate mortgage loans	—	—
High loan-to-value (100% or more) mortgage loans	164.2	67.9
Below market initial rate (“teaser”) mortgage loans	—	—
      Our total production related to these products was as follows:

	Loan Production
	for the Year
	Ended December 31,

	2006	2005

	(In millions)
Interest-only mortgage loans	$48,335.2	$43,298.1
Payment option adjustable rate mortgage loans	18,308.2	5,076.7
High loan-to-value (100% or more) mortgage loans	8,768.3	6,610.1
Below market initial rate (“teaser”) mortgage loans	257.0	536.6
      Our underwriting guidelines for these products take into consideration the borrower’s capacity to repay the loan and credit history. We believe our underwriting procedures adequately consider the unique risks which may come from these products. We conduct a variety of quality control procedures and periodic audits to ensure compliance with our underwriting standards.
Liquidity and Capital Resources

Liquidity Management
      Our liquidity needs are significant and we rely on access to capital markets to provide financing and fund asset growth. Our primary liquidity management objective is ensuring that we have adequate, reliable access to liquidity across all market cycles and in periods of financial stress. We meet our financing needs in a variety of ways, through whole-loan sales, the public debt capital markets, mortgage conduit facilities and asset-backed securities markets, as well as through the deposit-gathering and other financing activities of GMAC Bank. We actively manage our liquidity and mitigate our liquidity risk using the following practices:

•	Maintaining sufficient short-term and long-term financing: We have significant short-term and long-term financing needs. We manage our liquidity by financing our assets in a manner consistent with their liquidity profile.

a.	Short-term financing: We require short-term funding to finance our mortgage loans held for sale, lending receivables and various other liquid assets. We forecast our cash position and our potential funding needs daily, taking into account debt maturities and potential peak balance sheet levels over a medium term time horizon. We also manage the timing of all debt maturities to limit any concentrations. As of December 31, 2006, available sources of short-term liquidity totaled $88.8 billion.

b.	Long-term financing: Our long-term financing needs arise primarily from our mortgage loans held for investment, mortgage servicing rights, real estate investments and assets used for over-collateralization of our funding conduits. We manage our long-term debt maturities and credit facility expirations to minimize refinancing risk and maturity concentrations. Further, we endeavor to obtain an appropriate debt funding mix to complement our equity capital. We consider the available capacity and relative cost given market constraints, as well as our commitment to our credit ratings. We regularly assess the term structure of our assets and liabilities and interest rate risk. We limit the liability maturities in any one period (monthly, quarterly and annually). Consequently, we have achieved what we believe is a well-laddered unsecured maturity profile. Our long-term debt typically consists of collateralized borrowings in securitization trusts, unsecured debt issued in the public debt capital markets and secured financing through the Federal Home Loan Bank (FHLB).
      The following table summarizes our unsecured long-term debt maturity profile as of December 31, 2006:

	Year Ending December 31,

	2007	2008	2009	2010	2011	2012	2013	2014	2015	Total

	(In millions)
Domestic senior unsecured notes	$1,000.0	$2,492.1	$750.0	$2,424.0	$1,492.8	$—	$1,768.6	$—	$734.2	$10,661.7
Domestic subordinated unsecured notes	—	—	1,000.0	—	—	—	—	—	—	1,000.0
Domestic third-party bank credit facility	—	1,750.0	—	—	—	—	—	—	—	1,750.0
Euro-denominated senior unsecured note	—	—	—	—	—	978.7	—	—	—	978.7
Sterling-denominated senior unsecured note	—	—	—	—	—	—	768.4	—	—	768.4
Canadian dollar-denominated medium-term notes	—	215.2	—	—	—	—	—	—	—	215.2
Mexican peso-denominated medium-term notes	220.9	—	207.5	—	—	—	—	—	—	428.4
Reales-denominated bank line of credit	—	—	21.8	—	—	—	—	—	—	21.8

Total	$1,220.9	$4,457.3	$1,979.3	$2,424.0	$1,492.8	$978.7	$2,537.0	$—	$734.2	$15,824.2

     The following table summarizes the maturities of FHLB advances as of December 31, 2006:

	Year Ending December 31,

									2015
									and
	2007	2008	2009	2010	2011	2012	2013	2014	thereafter	Total

	(In millions)
FHLB advances	$246.0	$1,082.0	$1,840.0	$976.0	$1,362.0	$462.0	$814.0	$—	$497.0	$7,279.0

We have an $875 million committed syndicated revolving credit facility available to us that expires in 2008. As of December 31, 2006, there were no amounts outstanding under this facility.

c.	Interest Rate Management: The interest rate risk profile of our liquidity can be separated from the actual issuances using derivative financial products. We issue both fixed and variable rate debt in a range of currencies. We use derivative contracts, primarily interest rate swaps, to effectively convert a portion of our fixed rate debt to variable rate debt and variable rate debt to fixed rate debt. The maturity structure of the derivatives generally corresponds to the maturity structure of the debt being hedged. In addition, we use other derivative contracts to manage the foreign exchange impact of certain debt issuances.

•	Maintaining diversified sources of funding: The funding sources utilized are primarily determined by the type of asset financed and associated with a particular product or business. We diversify our financing programs, credit providers, debt investors and dealers to reduce reliance upon any one source of liquidity. We continue to diversify our funding strategy in order to promote improved pricing and drive access to new sources of liquidity, including:

a.	Optimize our use of secured funding programs: A majority of our assets are pledged as collateral to support various funding programs. As a result, significant sources of funding have been developed in the mortgage and asset-backed securities markets. Also, we obtain liquidity and long-term funding in the term securitization market for our held for investment mortgage loan portfolio.

b.	Concentrate and diversify our unsecured funding sources at the ResCap parent level: ResCap provides independent access to the unsecured debt market to further diversify its funding sources and optimize balance of liabilities between secured and unsecured programs. The strategy provides greater control, reduced financing costs, wider name recognition by creditors, and greater flexibility to meet variable funding needs of our business segments. Where legal entity, regulatory, country differences or other business segment considerations make this impractical, some business segments enter into their own financing arrangements. We regularly assess the reliability and concentrations of our funding sources. We strive to continually expand and globally diversify our funding programs, markets and investor and creditor base to minimize reliance on any one source or region.

c.	GMAC Bank: GMAC Bank provides us with another source of liquidity through its ability to accept deposits and obtain FHLB advances and federal funds purchased.

•	Maintaining sufficient reserve liquidity: We maintain a portfolio of money market instruments to support cash fluctuations, which we consider our liquidity portfolio. In addition, we maintain domestic unsecured revolving bank credit facilities that are available to cover contingent funding needs. The facilities are comprised of a 364-day revolver which matures in July 2007 and a 3-year syndicated revolver which matures in July 2008. Our Canadian operations maintain an unsecured Canadian syndicated bank line.

      The following table summarizes our unsecured committed capacity as of December 31, 2006:

		Unsecured	Total
	Unsecured	Committed-	Unsecured
	Committed-	Unused	Committed
	Outstanding	Capacity	Capacity

	(In millions)
Liquidity portfolio (investment balance)	$—	$1,068.4	$1,068.4
Syndicated bank credit facilities revolver	—	875.0	875.0
364-day bank credit facilities revolver	—	875.0	875.0
International bank lines	216.3	144.5	360.8
Bank term loan	1,750.0	—	1,750.0

Total	$1,966.3	$2,962.9	$4,929.2

•	Maintaining an active dialogue with the rating agencies: Our ability to meet our funding needs is influenced by the rating agencies’ requirements. These requirements impact our capital structure and growth rate. We have obtained ratings from four agencies and maintain an active dialogue with each throughout the year. While changes in the business environment and company performance may impact ratings, management remains committed to maintaining investment grade ratings.

•	Prudent management oversight/governance process: In order to ensure that both daily and strategic funding activities are appropriate and consistent with policy, as well as actively monitor the risk associated with our funding needs and capital structure, we have established the following oversight and control:

a.	Liquidity and Funding Committee (LFC): The LFC determines the optimal financial structure of ResCap and its principal businesses, reviews funding plans for business units, sets frameworks on funding and liquidity, facilitates liquidity and funding discussions across ResCap, and coordinates standard of care for all ResCap investor partners in order to have a coordinated relationship across the enterprise. The LFC also oversees monitoring of our contingency funding plans. The committee is chaired by our Chief Financial Officer and includes our Corporate and Assistant Treasurer, and treasurers and senior finance officers from all business units.

b.	Global Treasury Function: Liquidity is managed locally by our business unit treasurers with an active corporate oversight function and surveillance. Our global treasury operations meets regularly to review overall liquidity, track asset levels, collateral and funding availability in order to maintain flexibility to meet our financial commitments and make recommendations to senior management.

c.	Daily Liquidity Management: Liquidity is managed centrally in conjunction with each business segment. These operations review the projected cash position, funding plans, funding pipeline and manage our daily cash needs.

Capital Management
      The capital management process is overseen by senior management and is continuously reviewed at the entity and country level. Our capital management framework is designed to ensure that we maintain sufficient capital consistent with our risk profile, all applicable regulatory standards and guidelines and external rating agency considerations. Capital is generated principally through earnings. It is used primarily to support growth in our businesses. Excess capital can be used to pay dividends to our member and fund acquisition activity.
      Additionally we allocate capital based on the risk associated with our businesses. The capital allocated is based on the aggregate amount required to cushion against unexpected losses arising from credit, market and operational risk. This determination is made based on risks inherent in the businesses’ products, portfolios, services and risk-taking activities.

      Our Enterprise Risk Committee (ERC) provides central oversight of our risk management. The ERC’s goals are to review and approve hedging instruments and establish permitted use thereof; lending authorities; policies to manage counterparty exposure; policies for hedging of mortgage servicing rights, pipeline of mortgage loans and interest-only residuals; operational risk score cards; balance sheet limits and escalation procedures; and capital factors and methodologies. The ERC provides guidance for: the appropriate risk scenarios to be used, benchmark portfolio analysis, model validation and risk metrics (e.g., operational control, regulatory control, market value sensitivity and earnings at risk). The committee is chaired by our Chief Risk Officer and includes our Chief Financial Officer, Treasurer, General Counsel and operating segment Chief Financial Officers.
      We have an operating agreement with GMAC. The operating agreement contains restrictions on, among other things, our ability to pay dividends or make other distributions to GMAC. These restrictions include a requirement that our member’s equity be at least $6.5 billion for dividends to be paid. If ResCap is permitted to pay dividends pursuant to the previous sentence, the cumulative amount of such dividends may not exceed 50% of our cumulative net income (excluding payments for income taxes from our election for federal income tax purposes to be treated as a limited liability company), measured from July 1, 2005, at the time such dividend is paid. These restrictions will cease to be effective if our member’s equity has been at least $12 billion as of the end of each of two consecutive fiscal quarters or if GMAC ceases to be our majority owner.
      In the fourth quarter of 2006, our Board of Directors declared a dividend, payable in one or more installments, in an amount equal to the net increase in equity resulting from the release of all tax-related accounts of our entities that converted to limited liability companies and subsequently elected to be treated as limited liability companies for federal income tax purposes. We paid the first installment of the dividend totaling $575.0 million in the fourth quarter of 2006. The total increase in equity resulting from the release of all tax-related accounts was $420.1 million. As a result, we expect to receive a capital contribution of $154.9 million in 2007 to reimburse us for the overpayment.

Funding Sources
      The following table sets forth our sources of funding as of December 31, 2006 and December 31, 2005:

	Outstanding as of
	December 31,

	2006	2005

	(In millions)
Affiliate borrowings — short-term	$—	$1,047.5
Affiliate borrowings — long-term	—	4,130.0
Collateralized borrowings — long-term	53,299.5	56,097.8
Senior unsecured notes — long-term	12,408.8	5,150.5
Subordinated unsecured note	1,000.0	—
Term loans and revolvers — long-term	1,750.0	1,750.0
Bank lines — short-term	756.0	1,015.3
Bank lines — long-term	21.8	—
Other unsecured — short-term	392.7	261.8
Other unsecured — long-term	643.6	282.3

Subtotal unsecured borrowings	16,972.9	8,459.9
Secured — short-term	29,065.9	24,674.0
Secured — long-term	6,562.6	4,738.6
FHLB — short-term	—	1,506.0
FHLB — long-term	7,279.0	2,922.0

Subtotal secured borrowings	42,907.5	33,840.6

Total borrowings	113,179.9	103,575.8
Bank deposits	9,851.0	4,123.3

Total borrowings and deposits	123,030.9	107,699.1
Off-balance sheet financings	119,295.8	78,290.7

Total	$242,326.7	$185,989.8

      Included in total borrowings above are the following:

	Outstanding as of December 31,

	2006		2005

	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in millions)
Domestic	$100,307.5	89%	$93,836.8	91%
International	12,872.4	11	9,739.0	9

Total Borrowings	$113,179.9	100%	$103,575.8	100%

      The following table shows the amount of outstanding, unused and total capacity under our committed and uncommitted secured facilities as of December 31, 2006 and 2005:

	As of December 31,

	2006			2005

		Total Secured			Total Secured
	Outstanding	Unused Capacity	Capacity	Outstanding	Unused Capacity	Capacity

	(In millions)
Mortgage Interest Networking Trust	$1,402.9	$23,597.1	$25,000.0	$6,741.3	$18,258.7	$25,000.0
MINT II, LLC	5,831.2	19,168.8	25,000.0	—	—	—
Repurchase agreements	11,505.5	7,813.4	19,318.9	9,896.7	7,303.4	17,200.1
Receivables Lending Agreement	5,250.0	322.8	5,572.8	2,900.0	—	2,900.0
Mortgage Asset Lending Agreement	1,120.0	1,836.3	2,956.3	3,260.0	3,610.0	6,870.0
Bank facilities for construction and commercial business lending receivables	1,700.0	—	1,700.0	1,055.0	220.0	1,275.0
Bank facility for mortgage servicing rights	1,275.0	25.0	1,300.0	1,000.0	—	1,000.0
Other	7,543.9	4,671.6	12,215.5	4,559.6	2,993.6	7,553.2

Total excluding FHLB advances	35,628.5	57,435.0	93,063.5	29,412.6	32,385.7	61,798.3
FHLB advances	7,279.0	2,305.3	9,584.3	4,428.0	2,677.2	7,105.2

Total secured borrowings	$42,907.5	$59,740.3	$102,647.8	$33,840.6	$35,062.9	$68,903.5

      GMAC Bank has entered into an advances agreement with the Federal Home Loan Bank of Pittsburgh (FHLB). Under the agreement, GMAC Bank had assets restricted as collateral totaling $15.3 billion as of December 31, 2006. However, the FHLB will allow GMAC Bank to freely encumber any assets restricted as collateral not needed to collateralize existing FHLB advances notwithstanding the FHLB’s existing lien on such assets. As of December 31, 2006, GMAC Bank had $5.6 billion of assets restricted as collateral that were available to be encumbered elsewhere.

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

Secured Borrowings
      In the United States and in the other countries in which we operate, we use both committed and uncommitted secured facilities to fund inventories of mortgage loans held for investment, mortgage loans held for sale, lending receivables, mortgage servicing cash flows and securities. We use these facilities to provide funding for residential mortgage loans prior to their subsequent sale or securitization. We refer to the time period between the acquisition or origination of loans and their subsequent sale or securitization as the aggregation period. These aggregation facilities are primarily funded through the issuance of asset-backed commercial paper or similar short-term securities. Other secured borrowings include transactions under repurchase agreements or similar arrangements or secured bank loans. The cost of funding related to these vehicles is priced off a short-term benchmark, such as highly-rated commercial paper, one month LIBOR or a similar index, plus a stated percentage over such cost and/or other costs of issuance. Committed liquidity sources are generally renewed annually and at our discretion and the discretion of the third-party. Our secured borrowings, including our aggregation facilities, are repaid as the underlying assets are sold or securitized. The following table shows the amount of borrowings outstanding as of December 31, 2006 and 2005 under our secured borrowing arrangements:

	As of December 31, 2006

				Secured	Secured	Total
	Secured	Secured	Total	Committed	Uncommitted	Secured
	Committed	Uncommitted	Secured	Unused	Unused	Unused
	Outstanding	Outstanding	Outstanding	Capacity	Capacity	Capacity

	(In millions)
Mortgage loans & warehouse lending(a)	$17,815.3	$21,388.4	$39,203.7	$7,655.7	$51,888.3	$59,544.0
Other lending receivables(b)	1,700.0	—	1,700.0	—	—	—
Mortgage servicing rights(c)	1,275.0	—	1,275.0	25.0	—	25.0
Other	728.8	—	728.8	171.3	—	171.3

	$21,519.1	$21,388.4	$42,907.5	$7,852.0	$51,888.3	$59,740.3

	As of December 31, 2005

				Secured	Secured	Total
	Secured	Secured	Total	Committed	Uncommitted	Secured
	Committed	Uncommitted	Secured	Unused	Unused	Unused
	Outstanding	Outstanding	Outstanding	Capacity	Capacity	Capacity

Mortgage loans & warehouse lending(a)	$14,364.0	$16,790.7	$31,154.7	$9,350.8	$25,324.0	$34,674.8
Other lending receivables(b)	1,055.0	—	1,055.0	220.0	—	220.0
Mortgage servicing rights(c)	1,000.0	—	1,000.0	—	—	—
Other	630.9	—	630.9	168.1	—	168.1

	$17,049.9	$16,790.7	$33,840.6	$9,738.9	$25,324.0	$35,062.9

(a)	Facilities to fund mortgage loan and warehouse lending receivables.

(b)	Facilities to fund residential construction and commercial business lending receivables.

(c)	Facilities to fund servicing advances, servicing rights and residual interests.

•	Mortgage Interest Networking Trust, or MINT, is a secured aggregation vehicle that provides us with financing for mortgage loans during the aggregation period and for warehouse lending receivables. MINT obtains financing through the issuance of asset-backed commercial paper and similar discounted notes (MITTENs), both of which are secured by the mortgage loans and warehouse lending receivables.

•	MINT II, LLC (MINT II) was created during the third quarter of 2006. MINT II is a secured aggregation vehicle that provides us with financing for mortgage loans during the aggregation period and for warehouse lending receivables. MINT II obtains financing through the issuance of extendable notes, which are secured by the mortgage loans and warehouse lending receivables. As of December 31, 2006, MINT II had uncommitted liquidity of $25.0 billion with $5.8 billion of extendable notes outstanding.

•	The Mortgage Asset Lending Agreement, or MALA, is a secured aggregation facility that funds residential mortgage loans, during the aggregation period. The facility receives funding from a syndicate of asset-backed commercial paper vehicles. MALA shares a funding commitment with Receivables Lending Agreement, or RLA, an asset-backed commercial paper facility that funds our warehouse lending receivables. In November 2005, the existing RLA facility was terminated and a new facility under the same name created. The previous facility was accounted for as an off-balance sheet facility. The MALA and RLA facilities have both short-term and long-term commitments. The two facilities had aggregate liquidity commitments of $8.5 billion as of December 31, 2006, which were divided into a one-year commitment of $2.4 billion and a three-year commitment of $6.1 billion.

•	Other secured facilities include certain facilities to fund mortgage loans prior to their sale or securitization. As of December 31, 2006, in addition to MINT, MINT II, MALA and RLA, we had £4.6 billion of liquidity commitments to fund loans in the United Kingdom, €1.3 billion of liquidity commitments to fund loans originated in The Netherlands and Germany and a 500.0 million Australian dollar of liquidity commitment to fund loans in Australia.

•	We have developed numerous relationships with banks and securities firms to provide funding for mortgage loans and other securities through repurchase agreements and other similar arrangements on a domestic and international basis. Borrowings under these agreements are provided on either a committed or an uncommitted basis.

•	Other secured borrowings include facilities that fund construction and commercial business lending receivables, for which we had aggregate liquidity commitments of $1.7 billion as of December 31, 2006. In addition, we have arranged facilities to fund mortgage servicing rights and mortgage servicing advances either on a committed or uncommitted basis. These facilities provided aggregate liquidity commitments of $2.2 billion as of December 31, 2006.

•	GMAC Bank has entered into an advances agreement with the Federal Home Loan Bank of Pittsburgh, or FHLB. As of December 31, 2006, we had total borrowing capacity of $9.6 billion under this agreement. Under the arrangement with the FHLB, we are able to fund mortgage loans, investments securities and certain lending receivables.

Short-Term Unsecured Borrowings
      The following table shows the amounts outstanding as of December 31, 2006 and 2005 under our short-term unsecured borrowing arrangements:

	Outstanding as of
	December 31,

	2006	2005

	(In millions)
Affiliate borrowings	$—	$1,047.5
Lines of credit	475.0	447.4
Investor custodial funds	131.7	121.0
International borrowings	467.2	601.6
Other	74.8	107.1

Total short-term unsecured borrowings	$1,148.7	$2,324.6

      As of December 31, 2006, we had access to approximately $0.5 billion of unsecured lines of credit from financial institutions. These lines are available on an uncommitted basis and borrowings under these lines mature in 30 to 90 days. We used borrowings under these lines for general working capital purposes. The outstanding balances under these lines included $125.8 million as of January 1, 2005, which we borrowed on behalf of an affiliate. In March 2005, all amounts borrowed on behalf of the affiliate were repaid and ongoing utilization of these lines by the affiliate was terminated.
      We have an $875.0 million committed revolving credit facility available to us that expires in 2007. At December 31, 2006, there were no amounts outstanding from this facility.
      Certain investors in loans serviced by us permit us to use custodial funds for use in our daily operations subject to certain limitations. These funds are remitted from borrowers as payments of principal and interest on their mortgage loans prior to the subsequent distribution of these funds to the investors. These funds are remitted to the investors on a fixed date each month in the normal course of servicing.
      Our Canadian operations have a syndicated bank revolving line of credit with a capacity of C$410.0 million and had approximately C$248.5 million outstanding as of December 31, 2006. In Mexico, we had 2.0 billion pesos of commercial paper and bank lines of 702.0 million pesos outstanding as of December 31, 2006.

Bank Deposits
      GMAC Bank provides us another source of liquidity through its ability to accept deposits. As of December 31, 2006, GMAC Bank had approximately $9.9 billion of deposits, $1.4 billion of which were escrows related to our servicing of mortgage loans.

Off-Balance Sheet Financings
      Our total off-balance sheet financings were $119.3 billion as of December 31, 2006 and $78.3 billion as of December 31, 2005. A significant portion of our off-balance sheet financing relates to securitizations issued in off-balance sheet trusts. The off-balance sheet securitization trusts had aggregate outstanding balances of $118.9 billion as of December 31, 2006 and $77.6 billion as of December 31, 2005.
      We also have off-balance sheet structured facilities that fund mortgage loans during the aggregation period as well as warehouse lending receivables. These facilities provide funding for these assets through the issuance of commercial paper from multi- and single-seller asset-backed commercial paper conduits. Our most significant sources of short-term off-balance sheet borrowings are as follows:

•	Walnut Grove Funding is a secured aggregation facility that funds home equity loans, home equity lines of credit, high loan-to-value mortgage loans and certain non-conforming fixed rate mortgage loans through the issuance of asset-backed commercial paper. Walnut Grove Funding provided $275.4 million of funding as of December 31, 2006 and $582.6 million as of December 31, 2005, and was permitted to finance a maximum of $900 million as of December 31, 2006 and $600 million as of December 31, 2005.

•	Horsham Funding is a facility that funds defaulted government insured or guaranteed residential mortgage loans repurchased through the issuance of asset-backed commercial paper. Horsham Funding provided $102.4 million of funding as of December 31, 2006 and $134.6 million as of December 31, 2005, and was permitted to finance a maximum amount of $200 million as of December 31, 2006 and $250 million as of December 31, 2005.

Credit Ratings
      The following table summarizes ResCap’s current credit ratings from the major credit rating agencies:

	Commercial		Senior
Rating Agency	Paper		Debt	Outlook

Fitch	F2		BBB	Positive
Moody’s	P-3		Baa3	Stable
S&P	A-3		BBB	Negative
DBRS	R- 2(middle	)	BBB	Stable

      All of the agencies listed above currently rate GMAC’s unsecured debt lower than our rating. Any action with respect to the credit ratings of GMAC could impact our ratings because of our position as a wholly-owned subsidiary of GMAC.
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
      Our representations and warranties in off-balance sheet arrangements primarily relate to the required characteristics of the mortgage loans as of the initial sale date. Typical representations and warranties include that the loans contain customary and enforceable provisions, are secured by enforceable liens and have original terms not less than or greater than a stated number of months. Representations and warranties are also given with respect to the documentation that will be included in the loan file for each transferred asset. For example, a representation and warranty may be given that the loan file will contain the mortgage note, the mortgage, and all relevant assignments. It is common industry practice to provide representations and warranties with regard to asset documentation even though the seller might not have physically received all of the original loan documentation from a closing agent, recording office or third-party register. In such cases, we include a representation that documents will be delivered within a specified number of days after the initial sale of the loans. In addition, due to developing market conditions, we have provided certain investors in our securitizations and whole-loan transactions with repurchase commitments for loans that become contractually delinquent within a specified period of time from their date of origination or purchase.
      During 2006, we were no longer able to issue certain nonprime securitizations without various forms of representations for early payment defaults. These representations consist of our agreement to repurchase a loan at par from investors if an early payment default occurs. We record estimates for this liability upon sale of the securitization. We generally purchase these loans and have similar representations from the originators of the mortgage. However, we generally account for the recovery from the originator on a cash basis.
      Upon discovery of a breach of a representation, we either correct the loans in a manner conforming to the provisions of the sale agreement, replace the loans with similar loans that conform to the provisions, or purchase the loans at a price determined by the related transaction documents, consistent with industry practice. We purchased $157 million in mortgage loans under these provisions in 2006 and $29 million in 2005. Our reserves for losses in connection with these activities are recorded in other liabilities.
      In addition to our representations and warranties, we have the option to purchase certain assets in our off-balance sheet facilities, including:

•	Asset Performance Conditional Calls — In certain of our securitizations, we retain the option (but not an obligation) to purchase specific mortgage loans that become delinquent beyond a specified period of time, as set forth in the transaction legal documents (typically 90 days). Mortgage loans are purchased after the option becomes exercisable when it is in our economic interest to do so. We purchased an aggregate of $324 million of mortgage loans in 2006 and $99 million in 2005 under these provisions.

•	Cleanup Calls — In each of our securitizations, we retain a cleanup call option that allows the servicer to purchase the remaining transferred assets once such assets reach a minimal level and the cost of servicing those assets becomes burdensome in relation to the benefits of servicing (defined as a specified percentage of the original principal balance). We choose to exercise cleanup calls when it is in our economic interest to do so. We purchased $1.1 billion of assets under these cleanup call provisions in 2006 and $2.2 billion of such assets in 2005.
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

Aggregate Contractual Obligations

	Payments Due by Period

		Less than			More than
As of December 31, 2006	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(In millions)
Description of obligation:
Debt
Unsecured	$16,972.9	$2,363.9	$6,441.6	$3,917.3	$4,250.1
Secured	96,207.0	28,353.8	10,290.5	2,411.8	55,150.9
Lease commitments	492.9	108.8	139.6	84.3	160.2
Mortgage purchase commitments	34,950.4	26,294.4	5,591.1	95.3	2,969.6
Lending commitments	9,018.7	6,328.3	1,406.2	626.5	657.7
Commitment to remit cash flows on certain loan portfolios	5,333.9	5,333.9	—	—	—
Commitments to provide capital to equity method investees	264.6	—	106.9	0.1	157.6
Purchase obligations*	99.1	36.0	43.1	20.0	—
Commitments to fund development of lots and/or model homes	351.9	58.7	275.3	17.9	—
Bank certificates of deposit	6,686.2	3,969.0	2,253.1	424.2	39.9

Total	$170,377.6	$72,846.8	$26,547.4	$7,597.4	$63,386.0

*	Includes purchase obligations covered by non-cancellable contracts and contracts containing cancellation fees.
Recently Issued Accounting Standards
      Statement of Financial Accounting Standards No. 155 — In February 2006, the FASB issued Statement of Financial Accounting Standards 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155), which (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies the concentrations of credit in the form of subordination are not embedded derivatives, and (5) amends Statement 140 to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. Adoption of SFAS 155 is not expected to have a material impact on our financial position or results of operations.
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

      Financial Accounting Standards Board Interpretation No. 48 — In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which supplements Statement of Financial Accounting Standard No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is more-likely-than-not to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. We are assessing the potential impact of FIN 48 on our financial condition and results of operations.
      Staff Accounting Bulletin No. 108 — In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Quantifying Financial Misstatements (SAB No. 108), which provides guidelines regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the rollover (current year income statement perspective) and iron curtain (year-end balance sheet perspective) approaches. With the new guidelines, financial statements would require adjustment when either approach results in quantifying a misstatement as material, after considering all relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements for the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on our consolidated financial condition or results of operations.
      Statement of Financial Accounting Standards No. 157 — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS 157 should be applied prospectively. Management is assessing the potential impact of SFAS No. 157 on our consolidated financial condition and results of operations.
      Statement of Financial Accounting Standards No. 158 — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158), which requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end and provides two transition alternatives for companies to make the measurement-date provisions. The recognition of the asset or liability related to funded status provision is effective for employers without publicly-trade equity securities as for fiscal years ending after June 15, 2007 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. Management is assessing the potential impact of SFAS No. 158 on our consolidated financial condition and results of operations.
      Statement of Financial Accounting Standards No. 159 — In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which allows companies to measure many financial instruments and certain other items at fair value. SFAS No. 159 provides companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. We are assessing the potential impact of SFAS No. 159 on our consolidated financial condition and results of operations.

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

Mortgage Servicing Rights and Our Interests From Our Securitizations
      Our mortgage servicing rights and our interests from our securitizations are generally subject to loss in value when mortgage rates decline. Declining mortgage rates generally result in an increase in refinancing activity, which increases prepayments and results in a decline in the value of our mortgage servicing rights. To mitigate the impact of this risk, we maintain a portfolio of financial instruments, including derivatives, which increase in value when interest rates decline. Our primary objective is to minimize the overall risk of impairment loss in the value of mortgage servicing rights due to the change in fair value caused by prepayments and changes in rates. We have determined that economical strategies exist for hedging this risk. Our secondary objectives include minimizing the income statement effect of hedge ineffectiveness, management of hedge instrument selection to minimize hedge costs and protection of the overall economic value of the asset portfolio.
      We actively manage the risk we are exposed to on a daily basis. The following are financial instruments that we use to hedge our interest rate risk related to mortgage servicing rights and our interests from our securitizations.

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

Long Interest Rate Futures Contracts: a futures contract is a guarantee of a transaction at a date in the future for an underlying Treasury debt security or Eurodollar contract. As interest rates decline, the futures contract’s value increases, and when rates rise the contract’s value declines. The increase or decrease in value of futures contracts result in an offset to the increase or decrease in the value of the mortgage servicing rights.

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

	Year Ended
	December 31,

	2006	2005

	(In millions)
Value at Risk
Maximum	$80.7	$120.4
Average	42.7	76.7
Minimum	14.7	44.4
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

	As of December 31,

	2006		2005

	Non-Trading	Trading	Non-Trading	Trading

	(In millions)
Estimated net fair value of financial instruments exposed to changes in interest rates	$(10,622)	$4,562	$(2,961)	$3,896
Impact of a 10% adverse change in rates	(546)	(110)	(546)	(95)

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
      We employ various commonly used modeling techniques to value our financial instruments in connection with these sensitivity analyses. We use option-adjusted spread models to value mortgage loans, mortgage-backed securities, mortgage-backed securities forward contracts, collateralized mortgage obligations and mortgage servicing rights. The primary assumptions used in these models for purpose of these sensitivity analyses are the implied market volatility of interest rates and prepayment speeds. We use an option-pricing model to value options and interest rate floors. The primary assumption used in this model is implied market volatility of interest rates. We use zero volatility discounted cash-flow models to value our interests from our securitizations. The primary assumptions used in these models are prepayment rates, discount rates and credit losses. All relevant cash flows associated with the financial instruments are incorporated in the various models.

      Based upon this modeling, the following tables summarize the estimated change in fair value of our interest rate-sensitive assets, liabilities and commitments as of December 31, 2006, and 2005 given several hypothetical, instantaneous, parallel-shifts in the yield curve:

	Change in Fair Value as of
	December 31, 2006

Change in Interest Rate (basis points)	-100	-50	+50	+100

	(In millions)
Mortgage servicing rights and other financial instruments:
Mortgage servicing rights and interests from our securitizations	$(1,251)	$(584)	$405	$656
Impact of servicing hedge:
Swap — based	652	291	(211)	(356)
Treasury-based	117	57	(54)	(106)
Others	415	200	(193)	(381)

Mortgage servicing rights and interests from our securitizations, net	(67)	(36)	(53)	(187)

Committed pipeline	44	30	(55)	(131)
Mortgage loan inventory	263	141	(169)	(372)
Impact of associated derivative instruments:
Mortgage-based	(104)	(63)	88	198
Eurodollar-based	(21)	(10)	10	21
Others	(145)	(78)	90	191

Committed pipeline and mortgage loan inventory, net	37	20	(36)	(93)

Net change in fair value related to other businesses	2	1	(1)	(4)

GMAC Bank (mortgage division only):
Securities portfolio	2	1	(1)	(2)
Mortgage loans	152	92	(113)	(242)
Deposit liabilities	(11)	(5)	5	10
Federal Home Loan Bank advances	(185)	(95)	101	207
Other liabilities	(18)	(9)	9	18

GMAC Bank, net	(60)	(16)	1	(9)

Notes payable and capital securities	(279)	(138)	134	265
Impact of associated derivative instruments:
Swap-based	310	153	(149)	(295)

Notes payable and capital securities, net	31	15	(15)	(30)

Insurance company investment portfolios	3	1	(1)	(3)

Net change in fair value related to mortgage servicing rights and other financial instruments	$(54)	$(15)	$(105)	$(326)

Net change in fair value related to broker-dealer trading securities	$(4)	$(2)	$1	$1

	Change in Fair Value as of
	December 31, 2005

Change in Interest Rate (basis points)	-100	-50	+50	+100

	(In millions)
Mortgage servicing rights and other financial instruments:
Mortgage servicing rights and interests from our securitizations	$(919)	$(381)	$268	$451
Impact of servicing hedge:
Swap — based	568	253	(191)	(328)
Treasury-based	177	86	(82)	(159)
Others	438	223	(226)	(459)

Mortgage servicing rights and interests from our securitizations, net	264	181	(231)	(495)

Committed pipeline	33	22	(43)	(113)
Mortgage loan inventory	340	201	(199)	(441)
Impact of associated derivative instruments:
Mortgage-based	(92)	(57)	93	227
Eurodollar-based	(35)	(17)	17	35
Others	(205)	(108)	117	240

Committed pipeline and mortgage loan inventory, net	41	41	(15)	(52)

Net change in fair value related to other businesses	4	2	(3)	(7)

GMAC Bank:
Securities portfolio	2	1	(1)	(1)
Mortgage loans	107	61	(72)	(150)
Deposit liabilities	(5)	(3)	3	5
Federal Home Loan Bank advances	(87)	(44)	45	91
Other liabilities	(24)	(12)	12	25

GMAC Bank, net	(7)	3	(13)	(30)

Notes payable and capital securities	(159)	(78)	76	150
Impact of associated derivative instruments:
Swap-based	163	81	(79)	(155)

Notes payable and capital securities, net	4	3	(3)	(5)

Insurance company investment portfolios	3	1	(1)	(3)

Net change in fair value related to mortgage servicing rights and other financial instruments	$309	$231	$(266)	$(592)

Net change in fair value related to broker-dealer trading securities	$1	$1	$—	$(1)

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

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
STATEMENT OF RESPONSIBILITY FOR PREPARATION
OF FINANCIAL STATEMENTS
      The Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements of Residential Capital, LLC were prepared by management, who is responsible for their integrity and objectivity. This financial information has been prepared in conformity with the Securities Exchange Act of 1934, as amended, and accounting principles generally accepted in the United States of America. The preparation of this financial information requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. The critical accounting estimates that may involve a higher degree of judgment, and complexity are included in management’s discussion and analysis.
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

/s/ Bruce J. Paradis	/s/ James R. Giertz

Bruce J. Paradis	James R. Giertz
Chief Executive Officer	Chief Financial Officer
March 9, 2007	March 9, 2007

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Residential Capital, LLC’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
      Based on the evaluation performed, management concluded that as of December 31, 2006, Residential Capital, LLC’s internal control over financial reporting was effective based upon the COSO criteria.
      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on the following page, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

/s/ Bruce J. Paradis	/s/ James R. Giertz

Bruce J. Paradis	James R. Giertz
Chief Executive Officer	Chief Financial Officer
March 9, 2007	March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Member of
Residential Capital, LLC:
      We have completed integrated audits of Residential Capital, LLC’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholder’s equity, and of cash flows present fairly, in all material respects, the financial position of Residential Capital, LLC (the “Company”) at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the condensed financial information for parent company included in Schedule I and valuation and qualifying accounts included in Schedule II present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8 of this Annual Report on Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 9, 2007

RESIDENTIAL CAPITAL, LLC
CONSOLIDATED BALANCE SHEET
December 31, 2006 and 2005

	2006	2005

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$2,018,847	$2,266,753
Mortgage loans held for sale	27,007,382	19,521,566
Trading securities	4,562,073	3,896,008
Available for sale securities	229,469	1,068,937
Mortgage loans held for investment, net	67,927,951	67,892,660
Lending receivables, net	14,530,104	13,401,047
Mortgage servicing rights	4,930,061	4,015,015
Accounts receivable	2,561,200	1,951,210
Investments in real estate and other	2,622,149	1,855,298
Goodwill	471,463	459,768
Other assets	8,726,120	2,556,830

Total assets	$135,586,819	$118,885,092

LIABILITIES
Borrowings:
Affiliate borrowings	$—	$5,177,462
Collateralized borrowings in securitization trusts	53,299,518	56,097,801
Other borrowings	59,880,378	42,300,507

Total borrowings	113,179,896	103,575,770
Deposit liabilities	9,851,026	4,123,304
Other liabilities	4,374,006	3,722,048

Total liabilities	127,404,928	111,421,122
Minority interest	559,778	—

EQUITY
Common stock, $0.01 par value (1,000 shares authorized, issued and outstanding) and paid-in capital	—	3,367,677
Member’s interest	3,837,943	—
Retained earnings	3,651,935	3,980,587
Accumulated other comprehensive income	132,235	115,706

Total equity	7,622,113	7,463,970

Total liabilities, minority interest and equity	$135,586,819	$118,885,092

The notes to the consolidated financial statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC
CONSOLIDATED STATEMENT OF INCOME
Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004

	(Dollars in thousands)
Revenue
Interest income	$8,169,034	$5,797,097	$4,990,881
Interest expense	6,460,220	3,872,102	2,404,982

Net interest income	1,708,814	1,924,995	2,585,899
Provision for loan losses	1,334,084	651,796	842,899

Net interest income after provision for loan losses	374,730	1,273,199	1,743,000
Gain on sale of mortgage loans, net	890,216	1,036,669	696,903
Servicing fees	1,583,674	1,416,280	1,294,256
Amortization and impairment of servicing rights	—	(761,988)	(1,003,265)
Servicing asset valuation and hedge activities, net	(1,100,232)	17,186	214,911

Net servicing fees	483,442	671,478	505,902
Gain on investment securities, net	68,665	236,362	63,703
Real estate related revenues	593,040	707,961	621,880
Gain on sale of equity investments	414,508	4,213	27,359
Other income	197,908	305,378	307,979

Total net revenue	3,022,509	4,235,260	3,966,726
Expenses
Compensation and benefits	1,206,339	1,406,930	1,216,537
Professional fees	273,056	212,410	224,716
Data processing and telecommunications	189,152	199,849	191,076
Advertising	152,792	158,688	151,345
Occupancy	137,687	121,301	107,565
Other	637,909	509,156	465,135

Total expenses	2,596,935	2,608,334	2,356,374

Income before income tax expense (benefit) and minority interest	425,574	1,626,926	1,610,352
Income tax expense (benefit)	(289,173)	606,300	642,140

Income before minority interest	714,747	1,020,626	968,212
Minority interest	9,654	—	—

Net income	$705,093	$1,020,626	$968,212

The notes to the consolidated financial statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Years Ended December 31, 2006, 2005, and 2004

	Common				Accumulated
	Stock and				Other
	Paid-in	Member’s	Retained	Comprehensive	Comprehensive
	Capital	Interest	Earnings	Income	Income	Total Equity

	(Dollars in thousands)
Balance at January 1, 2004	$1,193,592	$	$1,991,749		$666	$3,186,007
Net income	—		968,212	$968,212	—	968,212
Capital contribution	53,186		—	—	—	53,186
Other comprehensive income, net of tax:
Unrealized gain on investment securities	—		—	10,432	—	10,432
Foreign currency translation adjustment	—		—	21,109	—	21,109
Unrealized gain on cash flow hedges	—		—	126,799	—	126,799

Other comprehensive income	—		—	158,340	158,340	—

Comprehensive income	—		—	$1,126,552	—	—

Balance at December 31, 2004	1,246,778		2,959,961		159,006	4,365,745
Net income	—		1,020,626	$1,020,626	—	1,020,626
Capital contributions	2,120,899		—	—	—	2,120,899
Other comprehensive income, net of tax:
Unrealized loss on investment securities	—		—	(24,451)	—	(24,451)
Foreign currency translation adjustment	—		—	(33,103)	—	(33,103)
Unrealized gain on cash flow hedges	—		—	14,254	—	14,254

Other comprehensive income	—		—	(43,300)	(43,300)	—

Comprehensive income	—		—	$977,326	—	—

Balance at December 31, 2005	3,367,677	—	3,980,587		115,706	7,463,970
Cumulative effect of change in accounting principle as of January 1, 2006, net of tax:
Transfer of unrealized loss for certain available for sale securities to trading securities	—	—	(16,717)	$—	16,717	—
Recognize mortgage servicing rights at fair value	—	—	3,850	3,850	—	3,850
Net income	—	—	705,093	705,093	—	705,093
Capital contributions	101,429	368,837	—	—	—	470,266
Conversion of common stock to member’s interest on October 24, 2006	(3,469,106)	3,469,106	—	—	—	—
Dividends			(1,020,878)	—	—	(1,020,878)
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	—	—	—	1,738	—	1,738
Foreign currency translation adjustment	—	—	—	49,225	—	49,225
Unrealized loss on cash flow hedges	—	—	—	(51,151)	—	(51,151)

Other comprehensive income	—	—	—	(188)	(188)	—

Comprehensive income	—	—	—	$708,755	—	—

Balance at December 31, 2006	$—	$3,837,943	$3,651,935		$132,235	$7,622,113

The notes to the consolidated financial statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$705,093	$1,020,626	$968,212
Reconciliation of net income to net cash provided by (used in) operating activities:
Amortization and impairment of mortgage servicing rights	—	761,988	1,003,265
Depreciation and amortization	665,774	605,579	528,681
Provision for loan losses	1,334,084	651,796	842,899
Gain on sale of mortgage loans, net	(890,216)	(1,036,669)	(696,903)
Gain on sale of equity investments	(414,508)	(4,213)	(27,359)
Net (gain) loss on sale of other assets	17,262	(41,559)	(39,700)
Pension curtailment gain	(42,630)	—	—
Minority interest	9,654	—	—
Gain on investment securities, net	(68,665)	(236,362)	(63,703)
Equity in earnings of investees in excess of cash received	(85,445)	(137,671)	(141,574)
(Gain) loss on valuation of mortgage servicing rights	819,353	(86,328)	299,522
Originations and purchases of mortgage loans held for sale	(176,541,708)	(159,280,861)	(117,339,636)
Proceeds from sales and repayments of mortgage loans held for sale	156,424,705	133,222,847	114,982,130
Deferred income tax	(345,444)	226,526	882,104
Net change in:
Trading securities	298,856	(952,969)	707,629
Accounts receivable	(647,150)	152,081	(568,644)
Other assets	(1,356,070)	(344,510)	255,974
Other liabilities	13,383	(667,417)	104,496

Net cash provided by (used in) operating activities	(20,103,672)	(26,147,116)	1,697,393
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in lending receivables	(1,200,420)	(3,974,763)	(1,102,164)
Originations and purchases of mortgage loans held for investment	(15,318,790)	(20,081,860)	(38,400,806)
Proceeds from sales and repayments of mortgage loans held for investment	25,186,643	27,528,658	25,095,202
Purchases of available for sale securities	(54,273)	(598,613)	(1,165,083)
Proceeds from sales and repayments of available for sale securities	24,328	747,215	24,775
Additions to mortgage servicing rights	(11,780)	(266,589)	(241,515)
Sales of mortgage servicing rights	—	207,591	—
Purchase of and advances to investments in real estate and other	(1,695,102)	(1,249,253)	(883,840)
Proceeds from sales of and returns of investments in real estate and other	1,378,210	923,924	773,377
Consolidation of IB Finance Holding Company LLC	251,347	—	—
Acquisitions, net of cash acquired	(2,551)	(3,988)	(11,764)
Other, net	981,459	724,699	209,096

Net cash provided by (used in) investing activities	9,539,071	3,957,021	(15,702,722)
(Continued on next page)

RESIDENTIAL CAPITAL, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31, 2006, 2005, and 2004 — (Continued)

	2006	2005	2004

	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in affiliate borrowings	$(5,177,462)	$(2,828,433)	$(677,633)
Net increase in other short-term borrowings	2,730,803	4,242,935	2,988,692
Proceeds from issuance of collateralized borrowings in securitization trusts	19,317,561	28,361,997	28,804,811
Repayments of collateralized borrowings in securitization trusts	(22,605,088)	(22,682,856)	(17,498,926)
Proceeds from secured aggregation facilities, long-term	29,071,067	7,896,054	—
Repayments of secured aggregation facilities, long-term	(27,942,989)	(3,157,448)	—
Proceeds from other long-term borrowings	14,298,047	9,625,279	269,000
Repayments of other long-term borrowings	(568,430)	(210,000)	(220,000)
Payments of debt issuance costs	(109,680)	(121,413)	(102,618)
Dividends paid	(580,752)	—	—
Increase in deposit liabilities	1,742,878	2,458,334	383,515

Net cash provided by financing activities	10,175,955	23,584,449	13,946,841
Effect of foreign exchange rates on cash and cash equivalents	140,740	(26,684)	16,478

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(247,906)	1,367,670	(42,010)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,266,753	899,083	941,093

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,018,847	$2,266,753	$899,083

(Continued on next page)

RESIDENTIAL CAPITAL, LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31, 2006, 2005, and 2004 — (Continued)

	2006	2005	2004

	(Dollars in thousands)
SUPPLEMENTAL DISCLOSURES:
Interest paid	$6,628,857	$3,835,316	$2,274,131
Taxes paid	487,626	713,321	387,255
Non-cash transactions:
Available for sale securities transferred to trading securities	927,141	—	—
Mortgage loans held for sale transferred to mortgage loans held for investment	14,549,018	19,963,930	1,405,355
Mortgage loans held for investment transferred to mortgage loans held for sale	3,236,630	3,904,330	3,505,511
Mortgage loans held for investment transferred to other assets	1,762,912	930,672	387,833
Originations of mortgage servicing rights from sold loans	1,722,895	1,272,126	1,227,835
Capital contributions of lending receivables	139,928	120,899	53,186
Capital contribution through forgiveness of affiliate borrowings	—	2,000,000	—
Capital contribution from limited liability company election for federal income tax purposes	330,338	—	—
Dividend due to limited liability company election for federal income tax purposes	433,378	—	—
Dividend of non-cash assets of the former GMAC Bank	92,550	—	—
Consolidation of non-cash assets of IB Finance Holding Company LLC	4,643,219	—	—
Other disclosures:
Proceeds from sales and repayments of mortgage loans held for investment for mortgage loans originally designated as held for sale	7,561,986	2,062,975	1,550,733
Reconciliation of mortgage loans held for sale:
Mortgage loans held for sale at beginning of year	$19,521,566	$14,032,781	$11,577,746
Originations and purchases of mortgage loans held for sale	176,541,708	159,280,861	117,339,636
Gain on sale of mortgage loans	899,108	1,045,496	772,055
Proceeds from sales and repayments of mortgage loans held for sale	(156,424,705)	(133,222,847)	(114,982,130)
Proceeds from sales and repayments of loans transferred from mortgage loans held for investment	(1,206,396)	(4,231,189)	(1,516,770)
Originations of mortgage servicing rights	(1,722,895)	(1,272,126)	(1,227,835)
Transfers to mortgage loans held for investment	(14,549,012)	(19,963,930)	(1,405,355)
Transfers from mortgage loans held for investment	3,236,630	3,904,330	3,505,511
Other	711,378	(51,810)	(30,077)

Mortgage loans held for sale at end of year	$27,007,382	$19,521,566	$14,032,781

The notes to the consolidated financial statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations
      Effective October 24, 2006, Residential Capital Corporation converted its legal form of organization from a corporation to a limited liability company and changed its name to Residential Capital, LLC. Residential Capital, LLC (the Company) is a wholly-owned subsidiary of GMAC Mortgage Group, LLC (the Group), which is a wholly-owned subsidiary of GMAC LLC (GMAC).
      The Company did not conduct any operations prior to the contribution of GMAC Residential Holding Corp. (which was converted into a limited liability company and changed its name to GMAC Residential Holding Company, LLC in June 2006) and GMAC-RFC Holding Corp. (which was converted into a limited liability company and changed its name to GMAC-RFC Holding Company, LLC in July 2006) in March 2005 by the Group to the Company. Prior to the contribution, all of the entities, including the Company, were under the common control of the Group. Accordingly, the contribution of the net assets of GMAC Residential Holding Corp. and GMAC-RFC Holding Corp. were accounted for at their historical carrying values at the date of transfer. All prior periods have been presented as if the previously separate entities were combined.
      GMAC Residential primarily originates, sells and services mortgage loans, home equity loans and lines of credit and high loan-to-value (HLTV) mortgage loans. This segment utilizes a retail branch network, direct lending centers and brokers to originate loans with a focus on prime credit quality that meet the underwriting standards of the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). These loans are referred to as prime conforming. GMAC Residential also originates non-conforming first-lien mortgage loans. Loans originated under Veterans Administration (VA) or Federal Housing Administration (FHA) programs are referred to as government mortgage loans. The mortgage division of GMAC Bank is included in this segment. The mortgage division of GMAC Bank’s primary purpose is to support the funding and development of the mortgage business. GMAC Residential also provides interim financing to third-party mortgage lenders (warehouse lending).
      Residential Capital Group originates and acquires mortgage loans from institutional clients, correspondent resellers and brokers for resale. Mortgage loans in this segment are primarily securitized through the creation of public and private mortgage and mortgage-related backed securities. The loans originated and acquired cover a broad credit spectrum and generally do not conform to the underwriting requirements of Fannie Mae or Freddie Mac. These loans are referred to as prime non-conforming, nonprime and prime second-lien. Nonprime mortgage loans are first-lien mortgage loans secured by single-family residences that are either (a) made to individuals with credit profiles that do not qualify for a prime loan; (b) have credit-related features that fall outside the parameters of traditional prime mortgage products; or (c) have performance characteristics that otherwise expose the Company to a comparatively higher risk of loss. Additionally, Residential Capital Group services the individual mortgage loans purchased with related servicing rights (primary servicing) as well as services the mortgage-backed securities issued in connection with securitizations (master servicing). Residential Capital Group also provides warehouse lending.
      Business Capital Group provides financing and equity capital to residential land developers and homebuilders and financing to resort and timeshare developers and healthcare-related companies.
      International Business Group includes substantially all of the Company’s residential mortgage and related business outside of the United States.
      The Company’s business operations outside of these four reportable segments include its real estate brokerage and relocation business, the automotive division of GMAC Bank and Mexican distressed asset business (which was sold in the first quarter of 2005), all of which are not significant to the Company’s consolidated results of operations. These businesses are included with certain holding company activities

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and other adjustments to conform the reportable segment information to the Company’s consolidated results under generally accepted accounting principles and grouped into Corporate and Other.

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
      Equity attributable to minority interests is shown separately in the consolidated financial statements.
      The financial statements of subsidiaries outside the United States generally are measured using the local currency as the functional currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the reporting period. The resulting translation adjustments are recorded as other comprehensive income, a component of equity.

Use of Estimates and Assumptions
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. The Company’s estimates and assumptions primarily arise from risks and uncertainties associated with prepayment estimates, interest rate volatility and credit exposure. In developing the estimates and assumptions, management uses all available evidence. Because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes, actual results could differ from the Company’s estimates. The Company’s critical accounting estimates include the allowance for loan losses, valuation of mortgage servicing rights and the valuation of securitized interests that continue to be held by the Company.

Allowance for Loan Losses
      The allowance for loan losses is management’s estimate of incurred losses inherent in the mortgage loans held for investment, lending receivables and automobile finance receivables and lease financing portfolios. Additions to the allowance for loan losses are reflected within the provision for loan losses on the statement of income. The allowance for loan losses consists of a component for individual loan impairment recognized and measured in accordance with Statement of Financial Accounting Standards (SFAS) No. 114 Accounting by Creditors for Impairment of a Loan and one or more components of collective loan impairment recognized in accordance with SFAS No. 5, Accounting for Contingencies. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Loans outside the scope of SFAS 114 and loans that are individually evaluated and determined not to be impaired under SFAS 114 are grouped into pools, based on similar risk characteristics, and evaluated for impairment in accordance with SFAS 5. Impairment of loans determined to be impaired under SFAS 114 is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, an observable market price, or the fair value of the collateral, whichever is determined to be the most appropriate. Included in the impairment measurement are estimated costs to sell or realize the value of the collateral on a discounted basis.
      Management’s judgment as to the adequacy of the allowance is a result of the Company’s ongoing, consistently applied methodology taking into consideration historical loss experience, changes in the size or characteristics of the portfolios, economic conditions and other relevant factors. The uncollectible portion of loans is charged off against the allowance when it is deemed uncollectible. Recoveries of previously charged-off amounts increase the allowance for loan losses. The adequacy of the allowance for loan losses is highly dependent upon management’s estimate of variables affecting valuation of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans, lending receivables and leases. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic conditions of borrowers or the value of the underlying collateral. These estimates are reviewed periodically and adjustments, if necessary, are recorded in the provision for loan losses in the periods in which they become known.

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
      The Company capitalizes the value expected to be realized from performing specified mortgage servicing activities for others as mortgage servicing rights (MSRs). Such capitalized servicing rights are purchased or retained upon sale or securitization of mortgages. Prior to January 1, 2006, mortgage servicing rights were recorded on both securitizations that were accounted for as sales as well as those accounted for as secured financings. Effective January 1, 2006, servicing rights are not recorded on securitizations accounted for as secured financings. The total cost of the mortgage loans, which includes the cost to acquire the servicing rights, is allocated to the mortgage loans, the servicing rights and other retained assets based on their relative fair values.
      As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS No. 156), which (1) revised guidance on when a servicing asset and servicing liability should be recognized, (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable, (3) permits an entity to elect to measure servicing assets and liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur, (4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities that are identified as offsetting an entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and (5) requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the balance sheet and additional disclosures. The Company has elected to subsequently measure servicing assets and liabilities at fair value and report changes in fair value in earnings in the period in which the changes occur. In addition, the Company made a onetime reclassification of $927.1 million of available for sale securities to trading securities for securities identified as offsetting the Company’s exposure to changes in the fair value of servicing assets or liabilities.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The adoption of SFAS No. 156 resulted in a $12.9 million reduction in the beginning of the year retained earnings, net of tax, as a cumulative effect of change in accounting principle. However, the impact to total equity was a $3.9 million increase, net of tax.
      The Company defines its classes of servicing rights based on both the availability of market inputs and the manner in which the Company manages its risks of its servicing assets and liabilities. The Company manages its servicing rights at the reportable operating segment level and sufficient market inputs exist to determine the fair value of the Company’s recognized servicing assets and liabilities.
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
      The Company monitors the actual performance of its MSRs by regularly comparing actual cash flow, credit and prepayment experience to modeled estimates. The Company periodically invests in trading derivative financial instruments to mitigate the effect of changes in fair value from the interest rate risk inherent in the MSRs.
      Prior to the Company’s adoption of SFAS No. 156, the servicing rights were amortized in proportion to, and over the period of, the estimated future net servicing cash flow stream of the related mortgage loans. Pursuant to the Company’s risk management program, MSRs were at times hedged to mitigate the effect of changes in MSR fair value resulting from changes in interest rates. If the changes in the fair value of the hedged MSRs were highly correlated to changes in the fair value of the derivative financial instruments, the carrying value of hedged MSRs and the related derivative financial instruments were adjusted for changes in fair value and the resultant gain or loss was recognized in earnings and recorded as servicing asset valuation and hedge gain in the consolidated statement of income. MSRs that did not meet the criteria for hedge accounting treatment were carried at the lower of cost or fair value.
      The Company evaluated mortgage servicing rights for impairment by stratifying its portfolio on the basis of the predominant risk characteristics (loan type and interest rate). To the extent that the carrying value of an individual stratum exceeded its estimated fair value, the mortgage servicing right asset was considered to be impaired. Impairment that was considered to be temporary was recognized through the establishment of (or an increase in) a valuation allowance with a corresponding unfavorable effect on earnings. If it was later determined that all or a portion of the temporary impairment no longer existed for a particular stratum, the valuation allowance was reduced with a favorable effect on earnings. Additionally, the Company evaluated its MSRs and the related valuation allowance for other than temporary impairment. To estimate this amount, the Company analyzed historical changes in mortgage rates, other market interest rates, and other portfolio factors to determine the magnitude of interest rate and corresponding MSR value increase with only a remote probability of occurring. To the extent recoverability was remote, both the gross MSR asset and the related valuation allowance were reduced by such amount, which was characterized as other than temporary impairment.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securitizations and Interests that Continue to be Held by the Company
      The Company securitizes, sells and services residential mortgage loans and home equity loans and credit lines (mortgage loans). Securitizations are structured both as sales and secured financings. Interests that continue to be held by the Company in the securitized and sold loans are generally retained in the form of mortgage-backed securities, residual interests, interest-only strips and principal-only strips. Interests that continue to be held by the Company are generally subordinate to investors’ interests.
      Securitizations that are structured as sales provide a onetime impact to income or a gain on sale when the loans and related securities are initially sold (off-balance sheet securitizations) and are reported as gains on sales of mortgage loans in the consolidated statement of income. The gain on sale is determined by allocating the carrying value of the underlying mortgage loans between loans sold and the interests retained, based on relative fair values, and the fair value of mortgage servicing rights. The gain recognized is the difference between the cash proceeds of the securitization and the allocated carrying value of the loans sold. The estimate of the fair value of the interests that continue to be held by the Company requires the Company to exercise significant judgment about the timing and amount of future cash flows from the interests. As quoted market prices are generally not available, the Company estimates the fair value of interests that continue to be held by the Company by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including expected credit losses, prepayment speeds, weighted-average life, discount rates commensurate with the risks involved and, if applicable, interest or finance rates on variable and adjustable contracts. Credit loss assumptions are based on historical experience, market information for similar investments, and the characteristics of individual loans underlying the securities. Prepayment speed estimates are determined utilizing data obtained from market participants, where available, or based on historical prepayment rates on similar assets. Discount rate assumptions are determined using data obtained from market participants, where available, or based on current relevant U.S. Treasury or LIBOR yields, plus a risk-adjusted spread based on analysis of historical spreads on similar types of securities. Estimates of interest rates on variable and adjustable contracts are based on spreads over the applicable benchmark interest rate using market-based yield curves. Changes in the fair value of the interests that continue to be held by the Company are recorded in gain (loss) on investment securities in the consolidated statement of income or other comprehensive income, a component of equity, depending on whether the interests that continue to be held by the Company are classified as trading or available for sale, respectively. The majority of the interests that continue to be held by the Company are classified as trading.
      In contrast, securitizations that are structured as secured financings recognize interest income over the life of the mortgage loans held for investment and interest expense for the borrowings (on-balance sheet securitizations). The mortgage loans collateralizing the debt securities for these secured financings are included in mortgage loans held for investment and the debt securities payable to investors in these securitizations are included in collateralized borrowings in securitization trusts in the consolidated balance sheet. Loan losses for the mortgage loans held for investment are provided for as they are incurred by establishing an allowance for loan loss. Whether the securitization is on- or off-balance sheet, the investors in the securities issued by the securitization trust or the securitization trust itself have no recourse to the Company’s assets beyond the mortgage loans held for investment pledged as collateral for on-balance sheet securitizations and any interests that continue to be held by the Company in the securitizations for off-balance sheet securitizations.

Cash and Cash Equivalents
      Cash and cash equivalents include cash on hand and short-term investments with original maturities of 90 days or less. Cash and cash equivalents that have restrictions as to the Company’s ability to

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
withdraw the funds are included in other assets in the consolidated balance sheet. At December 31, 2006 and 2005, restricted cash was $494.5 and $55.9 million, respectively.

Mortgage Loans Held for Sale
      Mortgage loans held for sale are carried at the lower of cost or estimated fair value and are evaluated on an aggregate basis for loans that are current or 60 days or less delinquent. Due to changes in the securitization market in the fourth quarter of 2006, the Company disaggregated all delinquent nonprime loans in its evaluation. For mortgage loans held for sale that qualify for hedge accounting, the cost basis of those loans is adjusted by the effective portion of the change in fair value. Fair value is based on contractually established commitments from investors or current investor yield requirements. Mortgage loans held for sale are placed on nonaccrual status when contractually delinquent for 60 days. Interest income accrued at the date a loan is placed on nonaccrual status is reversed and subsequently realized only to the extent it is received in cash. Loan origination fees, as well as discount points and incremental direct origination costs, are initially recorded as an adjustment of the cost of the loan and are reflected in gain on sale of mortgage loans when the loan is sold.

Investment Securities
      Investment securities are classified as either trading, available for sale, or held to maturity based on management’s intent. The Company’s trading securities are carried at estimated fair value with changes in fair value recorded as a component of net gain (loss) on investment securities in the consolidated statement of income. Debt securities which management has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. All other investment securities are classified as available for sale and carried at fair value, with unrealized gains and losses, excluding other than temporary impairments, included in other comprehensive income, a separate component of equity, on an after-tax basis. Investments classified as available for sale or held to maturity are considered to be impaired when a decline in fair value is judged to be other than temporary. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the magnitude and duration of the decline in fair value; for debt securities the financial condition and business outlook of the issuer; for interests in securitized assets the performance of the underlying assets; and, the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded as a component of gain (loss) on investment securities in the consolidated statement of income and a new cost basis in the investment is established. Realized gains and losses on investment securities are recorded as a component of gain (loss) on investment securities in the consolidated statement of income. Realized gains and losses on sales of securities are determined using the specific identification method.
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

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company acquires certain loans individually and in groups or portfolios, which have experienced deterioration of credit quality between origination and the Company’s acquisition. The amount paid for these loans reflects the Company’s determination that it is probable that we will be unable to collect all amounts due according to the loan’s contractual terms. The Company recognizes the accretable yield to the excess of the estimate of undiscounted expected principal, interest and other cash flows (expected at acquisition to be collected) over the initial investment in the acquired asset.
      Over the life of the loan or pool, the Company estimates the cash flow expected to be collected. At each balance sheet date, the Company evaluates whether the expected cash flows of these loans has changed. The Company adjusts the amount of accretable yield for any loans or pools where there is an increase in expected cash flows. The Company records a valuation allowance for any loans or pools for which there is a decrease in expected cash flows. The Company measures such impairments based upon the present value of the expected future cash flows discounted using the loan’s initial effective interest rate or, as a practical expedient when reliable information is available, through the fair value of the collateral less expected costs to sell. The present value of any subsequent increase in the loan’s or pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan or pool.

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

Goodwill
      Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is reviewed for impairment at least annually utilizing a two-step process. The first step of the impairment test requires the Company to define the reporting units, which is an operating unit or one level below an operating unit as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Then, the fair value of each of these reporting units is compared to its carrying value. If the carrying value is higher than the fair value, there is an indication that impairment may exist and under the second step, the impairment would be measured. If the carrying value is less than the fair value, no impairment exists. The fair value of the reporting units is determined based on various analyses, including discounted cash flow projections. During 2006 and 2005, no impairment was indicated.

RESIDENTIAL CAPITAL, LLC
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

Derivative Instruments and Hedging Activities
      All derivative financial instruments, whether designated for hedging relationships or not, are recorded on the consolidated balance sheet as assets or liabilities and carried at fair value. At the inception of the derivative contract, the Company determines whether the instrument will be part of a qualifying hedge accounting relationship. For each of these relationships, the Company designates the qualifying derivative financial instrument as a hedge of the fair value of a recognized asset or liability (fair value hedge) or a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Company also uses derivative financial instruments that do not qualify as hedges under GAAP. Changes in the fair value of derivative financial instruments that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative financial instruments is recorded in other comprehensive income, a component of equity, and recognized in the income statement when the hedged cash flows affect earnings. Changes in the fair value of derivative financial instruments held for risk management purposes that do not meet the criteria to qualify as hedges under GAAP are reported in current period earnings. The ineffective portions of fair value and cash flow hedges are immediately recognized in earnings.
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
      The hedge accounting treatment described above is no longer applied if a derivative financial instrument is terminated or the hedge designation is removed. For fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the asset or liability and are recognized into income over the original hedge period. For cash flow hedges, any changes in fair value of the derivative financial instrument remain in other comprehensive income, a component of equity, and are reclassified into earnings in the period that the hedged asset or liability affects income.

RESIDENTIAL CAPITAL, LLC
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

Liability for Assets Sold with Recourse
      In connection with the sale of certain mortgage loans, the Company estimates a liability for representation and warranties made in the normal course of the securitization process for assets sold with recourse. The Company provides for such exposures at the time the loans are sold based upon management’s estimate of losses incurred. The liability is adjusted through other expense to reflect changes in the anticipated liability. Management believes that the liability for assets sold with recourse is adequate to provide for probable losses related to loans sold with limited recourse obligations. The liability is included within other liabilities on the consolidated balance sheet.

Reinsurance Arrangements
      The Company has entered into excess layer reinsurance agreements with non-affiliated private mortgage insurance (PMI) companies that provide PMI for the Company’s mortgage loan servicing portfolio. The Company assumes the risk of loss over a specified first loss percentage for covered loans and in return earns a portion of the PMI premium associated with those mortgage loans. The Company reserves for loss and loss adjustment expenses when notices of default on insured mortgage loans are received and the specified first loss percentage covered by the ceding company is exhausted. There were no loss or loss adjustment expense reserves at December 31, 2006 and 2005.

Income Taxes
      In November 2006, the Company and certain of its domestic subsidiaries elected to be treated as a limited liability company for federal income tax purposes. As a result of the elections, and GMAC’s election to be treated as a multi-member limited liability Company, these entities are no longer taxable entities for federal and certain state income tax purposes.
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
      Prior to the election, the Company was included in the consolidated U.S. federal income tax return, several unitary and/or consolidated state returns, and some foreign consolidated income tax returns of GM. The Company provided for its unitary and/or consolidated state filings and foreign consolidated filings pursuant to a tax sharing arrangement with GM. GM periodically settled these income tax liabilities or receivables.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications
      Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation.

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
      Financial Accounting Standards Board Interpretation No. 48 — In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which supplements Statement of Financial Accounting Standard No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is more-likely-than-not to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Management is assessing the potential impact of FIN 48 on the Company’s financial condition and results of operations.
      Staff Accounting Bulletin No. 108 — In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Quantifying Financial Misstatements (SAB No. 108), which provides guidelines regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the rollover (current year income statement perspective) and iron curtain (year-end balance sheet perspective) approaches. With the new guidelines, financial statements would require adjustment when either approach results in quantifying a misstatement as material, after considering all relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements for the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s consolidated financial condition or results of operations.
      Statement of Financial Accounting Standards No. 157 — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS 157 should be applied prospectively. Management is assessing the potential impact of SFAS No. 157 on the Company’s consolidated financial condition and results of operations.
      Statement of Financial Accounting Standards No. 158 — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158), which requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end and provides two transition alternatives for companies to make the measurement-date provisions. The recognition of the asset or liability related to funded status provision is effective for employers without publicly-traded equity securities for fiscal years ending after June 15, 2007 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. Management is assessing the potential impact of SFAS No. 158 on the Company’s consolidated financial condition and results of operations.
      Statement of Financial Accounting Standards No. 159 — In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which allows companies to measure many financial instruments and certain other items at fair value. SFAS No. 159 provides companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Management is assessing the potential impact of SFAS No. 159 on the Company’s consolidated financial condition and results of operations.
3.     Sale of Majority Interest in GMAC and Related Transactions
      On November 27, 2006, the Company’s Board of Directors declared a dividend, payable in one or more installments, in an amount equal to the net increase in equity resulting from the tax impact of the LLC conversion. The Company paid the first installment of such dividend in the amount of $575 million in November 2006. The total increase in equity resulting from the release of all tax-related accounts was $420.1 million. As a result, the Company expects to receive a capital contribution of $154.9 million for reimbursement of the overpayment. The Company, General Motors Corporation (GM) and GMAC executed an Amended and Restated Operating Agreement, dated as of November 27, 2006, to exclude the declaration and payment of the $575 million dividend from all provisions of the Amended and Restated Operating Agreement. The original Operating Agreement was also amended to reflect, among other things, the Company’s and GMAC’s conversion to limited liability companies and to remove limitations on the prepayments of subordinated debt owed by the Company to GMAC (as all such amounts have been

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
previously repaid). On November 30, 2006, in connection with the Transactions, the Operating Agreement was further amended to remove GM as a party.
      On November 30, 2006, GM, GMAC, GM Finance Co. Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of GM, and FIM Holdings LLC, a Delaware limited liability company, completed a series of transactions pursuant to which GM sold to FIM Holdings LLC common limited liability company interests of GMAC representing 51% of the aggregate common limited liability company interests of GMAC for a purchase price of $7.353 billion.
      On November 22, 2006, GMAC Bank, an indirect wholly-owned subsidiary of the Company, transferred substantially all of its assets and liabilities at book value to GMAC Automotive Bank, an indirect wholly-owned subsidiary of GMAC, in a purchase and assumption transaction (the “P&A Transaction”). GMAC is (indirectly) the sole stockholder of the Company. GMAC Automotive Bank paid GMAC Bank $1.161 billion in the transaction. GMAC Bank paid via dividend the $1.161 billion to its parent and ultimately to the Company. After the transaction, GMAC Bank itself (consisting of approximately $105 million in assets, $93 million in liabilities and $13 million in equity), as well as the bank’s charter, was transferred to GM through a series of dividends. GMAC Bank was then renamed “National Motors Bank FSB”.
      Immediately following the P&A Transaction, GMAC contributed all of its shares of GMAC Automotive Bank to GMAC’s wholly-owned subsidiary, IB Finance Holding Company LLC, a newly created limited liability holding company subsidiary of GMAC. The Company purchased certain non-voting interests in IB Finance Holding Company LLC from GMAC for $1.161 billion pursuant to an Equity Purchase Agreement. GMAC retained the voting interests in IB Finance Holding Company LLC. GMAC Automotive Bank was renamed “GMAC Bank”. The Company also contributed $360 million to IB Finance Holding Company LLC, which contributed that amount to the new GMAC Bank.
      Following the P&A Transaction, GMAC and the Company contribute capital and share earnings and distributions based on the performance of their respective assets within the new GMAC Bank. In addition, certain officers and directors of the Company and its subsidiaries also became officers and/or directors of the new GMAC Bank.
4.     Mortgage Loans Held for Sale
      Residential mortgage loans held for sale were as follows:

December 31,	2006	2005

	(In thousands)
Prime conforming	$2,171,782	$2,876,323
Prime non-conforming	12,606,382	9,510,198
Nonprime	8,548,213	4,275,415
Prime second-lien	2,991,471	2,204,647
Government	689,534	654,983

Total	$27,007,382	$19,521,566

      At December 31, 2006 and 2005, the Company pledged mortgage loans held for sale of $22.8 and $16.3 billion, respectively, as collateral for certain borrowings (see Note 14) and obligations relating to certain HLTV securitizations (see Note 23).

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.     Trading Securities
      Trading securities were as follows:

December 31,	2006	2005

	(In thousands)
U.S. Treasury securities	$400,962	$1,173,792
Mortgage and asset-backed securities	1,748,328	1,042,548
Residual interests	1,018,895	763,713
Principal-only securities	956,741	651,309
Interest-only securities	369,484	264,646
Other	67,663	—

Total	$4,562,073	$3,896,008

Net unrealized gains (losses)	$(10,118)	$131,019
Pledged as collateral	3,681,269	2,721,189
      Interests that continue to be held by the Company from the Company’s off-balance sheet securitizations are retained in the form of mortgage-backed securities, residual interests, interest-only strips and principal-only strips. At December 31, 2006 and 2005, trading securities totaling $1.7 and $1.3 billion, respectively, were interests that continue to be held by the Company from the Company’s off-balance sheet securitizations (see Note 18).
      At December 31, 2006 and 2005, the Company pledged trading securities with a carrying value of $41.6 and $24.3 million, respectively, as collateral for contingent obligations related to prepayment risk on sales of certain investments.
      The Company had trading securities purchased from and financed with the same counterparty. At December 31, 2006 and 2005, the fair value of these securities totaled $856.7 and $923.6 million, respectively.
6.     Available for Sale Securities
      The cost, fair value, and gross unrealized gains and losses on available for sale securities were as follows:

	2006				2005

		Gross Unrealized				Gross Unrealized
				Fair				Fair
December 31,	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

	(In thousands)
Debt securities:
U.S. Treasury securities	$—	$—	$—	$—	$952,860	$—	$(25,719)	$927,141
Mortgage-backed securities	154,080	272	(2,004)	152,348	99,113	20	(1,907)	97,226
Interest-only securities(a)	1,260	3,794	—	5,054	3,031	2,240	—	5,271
Principal-only securities	184	151	—	335	212	159	—	371
States & political subdivisions	23,800	8	(247)	23,561	4,882	—	(33)	4,849
Other	47,358	210	(304)	47,264	33,607	36	(284)	33,359

Total debt securities	226,682	4,435	(2,555)	228,562	1,093,705	2,455	(27,943)	1,068,217
Equity securities	900	7	—	907	900	—	(180)	720

Total	$227,582	$4,442	$(2,555)	$229,469	$1,094,605	$2,455	$(28,123)	$1,068,937

(a)	These interest-only securities are interests that continue to be held by the Company from the Company’s off-balance sheet securitizations (see Note 18).

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company had other than temporary impairment writedowns of $1.3 and $5.7 million for the years ended December 31, 2005 and 2004, respectively. There were no other than temporary writedowns for the year ended December 31, 2006.
      The maturity distribution of available for sale securities outstanding is summarized in the following table. Actual maturities may differ from those scheduled as a result of prepayments by issuers.

December 31, 2006	Cost	Fair Value

	(In thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	11,730	11,597
Due after ten years	12,069	11,964
Mortgage-backed securities and interests in securitization trusts	202,883	205,001

Total debt securities	$226,682	$228,562

      The following table presents gross gains and losses realized upon the sales of available for sale securities reported in gain (loss) on investment securities:

Year Ended December 31,	2006	2005	2004

	(In thousands)
Gross realized gains	$—	$22,511	$—
Gross realized losses	(22)	(10,731)	(6,506)

Net realized gains (losses)	$(22)	$11,780	$(6,506)

      Investment securities that were in an unrealized loss position as of December 31, 2006 and 2005, respectively, had a fair value of $166.5 million and $1.1 billion, and gross unrealized losses of $2.6 and $28.1 million. The fair value of these securities in a continuous loss position less than twelve months was $50.5 and $898.2 million with gross unrealized losses of $0.3 and $23.4 million as of December 31, 2006 and 2005, respectively. In the opinion of management, there were not any available for sale securities deemed to be other than temporarily impaired as of December 31, 2006.
      The Company has pledged as collateral, available for sale investment securities with carrying amounts totaling $18.0 and $929.1 million at December 31, 2006 and 2005, respectively, in connection with certain borrowings (see Note 14).

7.	Mortgage Loans Held for Investment
      Mortgage loans held for investment were as follows:

December 31,	2006	2005

	(In thousands)
Prime conforming	$988,448	$1,517,456
Prime non-conforming	9,060,112	6,186,374
Nonprime	52,340,739	56,923,366
Prime second-lien	7,046,301	4,330,537
Government	712	833

Total	69,436,312	68,958,566
Less allowance for loan losses	(1,508,361)	(1,065,906)

Total, net	$67,927,951	$67,892,660

      At December 31, 2006 and 2005, the unpaid principal balance of mortgage loans held for investment relating to securitization transactions accounted for as collateralized borrowings in securitization trusts and pledged as collateral totaled $55.1 and $58.5 billion, respectively. The investors in these on-balance sheet

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
securitizations and the securitization trusts have no recourse to the Company’s other assets beyond the loans pledged as collateral. Additionally, the Company pledged mortgage loans held for investment of $13.4 and $9.3 billion as collateral for other secured borrowings at December 31, 2006 and 2005, respectively (see Note 14).
      At December 31, 2006 and 2005, mortgage loans held for investment on nonaccrual status totaled $7.3 and $6.2 billion, respectively. If nonaccrual mortgage loans held for investment had performed in accordance with their original terms, the Company would have recorded additional interest income of approximately $307.0, $264.0 and $237.9 million during the years ended December 31, 2006, 2005 and 2004, respectively.
      The Company mitigates some of the credit risk associated with holding certain of the mortgage loans for investment by purchasing mortgage insurance. Mortgage loans with an unpaid principal balance of $1.9 and $3.2 billion at December 31, 2006 and 2005, respectively, have limited protection through this insurance. The insurance is for certain loans produced during the years ended December 31, 2002 through 2004 for primarily nonprime loans.
      As of December 31, 2006, the five largest state and foreign concentrations for the Company’s mortgage loans held for investment were as follows:

California	12.9%
Florida	8.8
United Kingdom	4.7
Michigan	4.3
Texas	4.3
All other	65.0

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
      Interest-only mortgage loans, which are classified as prime non-conforming loans for domestic production and prime non-conforming or nonprime loans for international production, allow interest-only payments for a fixed period of time. At the end of the interest-only period, the loan payment includes principal payments and increases significantly. The borrower’s new payment once the loan becomes amortizing (i.e., includes principal payments) will be greater than if the borrower had been making principal payments since the origination of the loan. The longer the interest-only period, the larger the amortizing payment will be when the interest-only period ends. The Company’s production of interest-only loans was $48.3 and $43.3 billion during the years ended December 31, 2006 and 2005, respectively. The combined exposure of interest-only loans recorded in mortgage loans held for investment and mortgage loans held for sale (unpaid principal balance) totaled $22.4 and $19.4 billion at December 31, 2006 and 2005, respectively.
      Payment option adjustable rate mortgage loans, which are classified as prime non-conforming loans, permit a variety of repayment options. The repayment options include minimum, interest-only, fully amortizing 30-year and fully amortizing 15-year payments. The minimum payment option sets the monthly payment at the initial interest rate for the first year of the loan. The interest rate resets after the first year, but the borrower can continue to make the minimum payment. If the minimum payment is not adequate to cover the interest amount due on the mortgage loan, the loan would have negative amortization, which will result in an increase in the mortgage loan’s principal balance. The interest-only option sets the

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
monthly payment at the amount of interest due on the loan. If the interest-only option payment would be less than the minimum payment, the interest-only option is not available to the borrower. The interest-only payment option operates in the same manner as the interest-only mortgage loans described above. Under the fully amortizing 30-year and 15-year payment options, the borrower’s monthly payment is set based on the interest rate, loan balance and remaining loan term. The Company’s production of payment option adjustable rate mortgage loans was $18.3 and $5.1 billion during the years ended December 31, 2006 and 2005, respectively. The combined exposure of payment option adjustable rate mortgages recorded in mortgage loans held for investment and mortgage loans held for sale (unpaid principal balance) totaled $2.0 and $1.1 billion at December 31, 2006 and 2005, respectively.
      High loan-to-value mortgage loans, which are classified as nonprime loans, are defined as first-lien loans with loan-to-value ratios equal to or in excess of 100%, or second-lien loans that when combined with the underlying first-lien mortgage loan result in a loan-to-value ratio equal to or in excess of 100%. The Company’s production of high loan-to-value mortgage loans was $8.8 and $6.6 billion during the years ended December 31, 2006 and 2005, respectively. The combined exposure of high loan-to-value mortgage loans recorded in mortgage loans held for investment and mortgage loans held for sale (unpaid principal balance) totaled $12.0 and $13.4 billion at December 31, 2006 and 2005, respectively.
      Below market rate mortgage loans, which are classified as prime or nonprime loans, contain contractual features that limit the initial interest rate to a below market interest rate for a specified time period with an increase to a market interest rate in a future period. The increase to the market interest rate could result in a significant increase in the borrower’s monthly payment amount. The Company’s production of below market rate mortgage loans was $257.0 and $536.6 million during the years ended December 31, 2006 and 2005, respectively. The combined exposure of below market rate mortgages recorded in mortgage loans held for investment and mortgage loans held for sale (unpaid principal balance) totaled $192.1 and $411.4 million at December 31, 2006 and 2005, respectively.

8.	Lending Receivables
      The composition of lending receivables was as follows:

December 31,	2006	2005

	(In thousands)
Construction:
Residential	$2,697,171	$2,216,750
Residential mezzanine	380,830	315,637
Resort	133,716	144,914

Total construction	3,211,717	2,677,301
Warehouse	8,804,803	9,003,196
Commercial business	1,699,694	1,026,572
Healthcare	761,983	593,230
Commercial real estate	335,938	212,272
Other	112,610	75,883

Total	14,926,745	13,588,454
Less allowance for loan losses	(396,641)	(187,407)

Total, net	$14,530,104	$13,401,047

      At December 31, 2006 and 2005, the Company pledged lending receivables of $11.8 and $11.0 billion, respectively, as collateral for certain borrowings (see Note 14).
      At December 31, 2006, approximately 80% of the Company’s total lending receivables were collateralized by residential real estate in the United States. At December 31, 2006, the five largest state

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and foreign concentrations for the residential real estate collateralizing the Company’s total lending receivables were as follows:

California	20.4%
Mexico	14.2
Florida	7.1
Virginia	4.4
Texas	4.1
All other	49.8

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
      In 2006 and 2005, the Company received real estate secured loans relating to GM automotive dealers in the form of capital contributions. The Company accepted these loans after performing an independent analysis of underwriting criteria. If any of these financings become delinquent for a period of at least 60 days or upon the occurrence of other specified events, the Company has the right to require GMAC to purchase the loans for the unpaid principal plus accrued interest. At December 31, 2006 and 2005 the outstanding balance of these lending receivables was $335.9 and $169.4 million, respectively.
      Investments in impaired lending receivables are summarized as follows:

December 31,	2006	2005

	(In thousands)
Lending receivables considered to be impaired without allowance	$2,779	$12,894
Lending receivables considered to be impaired with allowance	1,409,367	99,523

Total loans considered to be impaired	$1,412,146	$112,417

Allowance for loan losses on impaired lending receivables	$213,631	$11,469
Impaired lending receivables which are on nonaccrual status	1,386,581	67,417
Average balance of impaired lending receivables during the year	310,696	122,407
      Interest income recognized on impaired receivables totaled $2.2, $5.8 and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, of which $0.1, $0.0 and $0.6 million was recognized using the cash method.
      The Company had a significant customer file for bankruptcy in February of 2007 with an outstanding lending receivable balance of $548.4 million as of December 31, 2006. That receivable, along with a related entity receivable of $498.4 million, were classified as nonaccrual as of December 31, 2006 and was the primary reason for the increase in the warehouse lending nonaccrual loans to $1.3 billion at December 31, 2006 from $41.8 million at December 31, 2005.
      If nonaccrual lending receivables performed in accordance with their original terms, the Company would have recorded additional interest income of $17.6, $1.3 and $1.0 million during the years ended December 31, 2006, 2005 and 2004, respectively.
      At December 31, 2006, the Company had $28.9 million of lending receivables outstanding with terms that had been modified in troubled debt restructurings. At December 31, 2005, the Company had $31.4 million of lending receivables outstanding with terms that had been modified in troubled debt

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
restructurings. At December 31, 2006, there were commitments of $1.9 million to lend additional funds to customers whose lending receivables were classified as impaired. At December 31, 2005, there were commitments of $37.9 million to lend additional funds to customers whose lending receivables were classified as impaired.

9.	Allowance for Loan Losses
      The following is a summary of the activity in the allowance for loan losses:

	Mortgage Loans
	Held for	Lending
	Investment	Receivables	Other	Total

	(In thousands)
Balance at January 1, 2004	$490,991	$126,959	$—	$617,950
Provision for loan losses	811,731	31,168	—	842,899
Charge-offs	(440,400)	(20,173)	—	(460,573)
Recoveries	10,632	3,769	—	14,401

Balance at December 31, 2004	872,954	141,723	—	1,014,677
Provision for loan losses	599,785	52,011	—	651,796
Charge-offs	(443,815)	(6,792)	—	(450,607)
Recoveries	36,982	465	—	37,447

Balance at December 31, 2005	1,065,906	187,407	—	1,253,313
Consolidation of IB Finance Holding Company LLC	—	—	25,667	25,667
Provision for loan losses	1,116,350	217,310	424	1,334,084
Charge-offs	(720,783)	(9,287)	(463)	(730,533)
Recoveries	46,888	1,211	129	48,228

Balance at December 31, 2006	$1,508,361	$396,641	$25,757	$1,930,759

      See information regarding expected credit losses on mortgage loans sold in off-balance sheet securitization transactions in Note 18.

10.	Mortgage Servicing Rights
      The following table summarizes the Company’s activity related to mortgage servicing rights carried at fair value:

	Mortgage Servicing Rights Managed By

		Residential	International
	GMAC	Capital	Business
	Residential	Group	Group	Total

		(In thousands)
Estimated fair value at January 1, 2006	$3,056,446	$959,708	$4,850	$4,021,004
Additions obtained from sales of mortgage loans	1,152,727	561,141	9,027	1,722,895
Additions from purchases of servicing assets	11,780	—	—	11,780
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(5,750)	(37,469)	(414)	(43,633)
Other changes in fair value	(462,470)	(311,797)	(1,453)	(775,720)
Other changes that affect the balance	—	(6,998)	733	(6,265)

Estimated fair value at December 31, 2006	$3,752,733	$1,164,585	$12,743	$4,930,061

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions were as follows:

		Residential	International
	GMAC	Capital	Business
December 31, 2006	Residential	Group	Group

	(Dollars in thousands)
Weighted average prepayment speed	15.6%	28.8%	9.9%
Range of prepayment speeds (constant prepayment rate)	14.0-43.2%	13.8-38.3%	1.0-19.6%
Impact on fair value of 10% adverse change	$(192,036)	$(34,397)	$(283)
Impact on fair value of 20% adverse change	(350,944)	(61,686)	(572)
Weighted average discount rate	8.5%	12.5%	8.0%
Range of discount rates	8.2-13.0%	12.0-14.0%	8.0-8.0%
Impact on fair value of 10% adverse change	$(36,090)	$(30,933)	$(271)
Impact on fair value of 20% adverse change	(71,237)	(60,011)	(530)
      The key economic assumptions for the initial recording of the MSRs were as follows:

		Residential	International
	GMAC	Capital	Business
Year Ended December 31, 2006	Residential	Group	Group

Range of prepayment speeds (constant prepayment rate)	11.6-44.5%	8.4- 40.1%	1.0-10.4%
Range of discount rates	8.1-13.5%	11.0- 29.0%	8.0-8.0%
      The Company’s servicing rights’ primary risk is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher than expected prepayments, which could reduce the value of the mortgage servicing rights. The Company economically hedges the income statement impact of these risks with both derivative and non-derivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures and forward contracts, and/or purchasing or selling U.S. Treasury and principal-only securities. At December 31, 2006, the fair value of derivative financial instruments and non-derivative financial instruments used to mitigate these risks amounted to $158.8 million and $1.3 billion, respectively. The change in the fair value of the derivative financial instruments amounted to a loss of $280.9 million for the year ended December 31, 2006 and is included in servicing asset valuation and hedge activities, net in the Condensed Consolidated Statement of Income.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of servicing fees were as follows for the year ended December 31, 2006:

(In thousands)
Contractual servicing fees (net of guarantee fees and including subservicing)	$1,326,896
Late fees	130,023
Ancillary fees	126,755

Total	$1,583,674

      At December 31, 2006, the Company had pledged mortgage servicing rights of $2.4 billion as collateral for borrowings.
      The following table summarizes the Company’s activity related to mortgage servicing rights which prior to January 1, 2006 were carried at lower of cost or fair value:

	2005	2004

	(In thousands)
Balance at January 1	$4,294,846	$4,333,609
Originations and purchases, net of sales	1,331,124	1,469,350
Amortization	(999,342)	(770,381)
Valuation adjustments for hedge accounting	86,328	(271,669)
Other than temporary impairment	(54,568)	(453,332)
Other	—	(12,731)

Balance at December 31	4,658,388	4,294,846
Valuation allowance	(643,373)	(928,854)

Carrying value at December 31	$4,015,015	$3,365,992

Estimated fair value at December 31	$4,021,004	$3,366,768

      The following table summarizes the Company’s activity related to changes in the valuation allowance for impairment of MSRs:

	2005	2004

	(In thousands)
Balance at January 1	$928,854	$1,149,302
Impairment	(237,353)	232,884
Other than temporary impairment	(54,568)	(453,332)
Other	6,440	—

Balance at December 31	$643,373	$928,854

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

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      See Note 25 for the unpaid principal balance, weighted-average coupon, weighted-average maturity and weighted-average servicing fee of the portfolio of loans underlying the Company’s MSRs. The key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions are as follows:

December 31,	2005	2004

	(In thousands)
Fair value of MSRs	$4,021,004	$3,366,768

Range of prepayment speeds (constant prepayment rate)	8.3-28.2%	19.7- 29.8%
Impact on fair value of 10% adverse change	$(183,140)	$(185,868)
Impact on fair value of 20% adverse change	(344,583)	(353,200)
Range of discount rates	8.0-12.7%	10.0- 12.6%
Impact on fair value of 10% adverse change	$(105,946)	$(101,565)
Impact on fair value of 20% adverse change	(205,466)	(195,970)
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

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Investments In Real Estate and Other
      Investments in real estate and other were as follows:

December 31,	2006	2005

	(In thousands)
Residential real estate:
Acquired through sale and leaseback agreements	$1,045,328	$669,064
Construction in progress	152,712	116,820
Real estate held for development	813,654	543,801

	2,011,694	1,329,685
Accumulated depreciation	(13,426)	(9,350)

Total residential real estate	1,998,268	1,320,335
Other investments:
Investments in partnerships	18,199	75,007
Investments in real estate projects	410,490	245,393
Other equity investments	195,192	214,563

Total	$2,622,149	$1,855,298

      Depreciation expense related to the sale and leaseback agreements was $6.7, $4.4 and $3.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.
      As of December 31, 2006, the five largest state and foreign concentrations for the Company’s residential real estate were as follows:

California	25.1%
Florida	22.5
Texas	11.3
Nevada	10.7
Arizona	6.8
All other	23.6

Total	100.0%

      At December 31, 2006, future minimum payments receivable on non-cancelable operating leases entered into under sale and leaseback transactions were as follows:

Year Ending December 31,

(In thousands)
2007	$66,101
2008	8,678
2009	2,901
2010	499
2011	82
Thereafter	61

$78,322

      Rental income recorded by the Company for the years ended December 31, 2006, 2005 and 2004 was $88.0, $49.9 and $30.0 million, respectively. The five lessees with the largest lease commitments accounted for approximately 91% and 90% of the residential real estate acquired through sale and leaseback transactions at December 31, 2006 and 2005, respectively.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income from other investments was as follows:

Year Ended December 31,	2006	2005	2004

	(In thousands)
Investments in partnerships	$6,739	$24,077	$46,460
Investments in real estate projects	26,625	36,822	43,904
Other equity investments	45,365	95,721	57,749

12.	Goodwill
      Following is a summary of the activity related to goodwill:

		Residential	Business	International
	GMAC	Capital	Capital	Business	Corporate
	Residential	Group	Group	Group	and Other	Total

	(In thousands)
Balance at January 1, 2005	$173,036	$38,652	$10,748	$67,390	$164,452	$454,278
Additions	4,730	—	—	10,148	365	15,243
Disposals	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(6,577)	—	(6,577)
Other	—	—	—	(3,176)	—	(3,176)

Balance at December 31, 2005	177,766	38,652	10,748	67,785	164,817	459,768
Additions	—	—	—	3,304	596	3,900
Disposals	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	7,795	—	7,795

Balance at December 31, 2006	$177,766	$38,652	$10,748	$78,884	$165,413	$471,463

13.	Property and Equipment
      Property and equipment is included within other assets in the consolidated balance sheet and were as follows:

December 31,	2006	2005

	(In thousands)
Land and buildings	$18,493	$17,430
Furniture, fixtures and equipment	377,551	341,427
Leasehold improvements	118,594	92,512
Capitalized software	239,545	210,236

	754,183	661,605
Less: Accumulated depreciation	(521,451)	(465,778)

Total	$232,732	$195,827

      Depreciation and amortization expense was $82.4, $93.0 and $77.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Borrowings
      Borrowings were as follows:

	Weighted-
	Average
	Interest Rates
December 31,	2006	2005	2006	2005

			(In thousands)
Affiliate borrowings	—%	7.4%	$—	$5,177,462
Collateralized borrowings in securitization trusts(a)	5.6	4.8	53,299,518	56,097,801
Other borrowings:
Secured aggregation facilities — short-term	5.6	4.4	13,079,221	10,959,581
Secured aggregation facilities — long-term(a)	5.9	4.3	5,866,684	4,738,606
Repurchase agreements — short-term	5.7	4.0	10,961,850	9,896,658
Repurchase agreements — long-term(a)	6.8	—	543,675	—
Senior unsecured notes(a)	6.3	6.2	12,408,822	5,150,519
Subordinated unsecured notes(a)	7.2	—	1,000,000	—
FHLB advances — short-term	—	3.4	—	1,506,000
FHLB advances — long-term(a)	5.0	4.3	7,279,000	2,922,000
Third-party bank credit facilities — short-term	5.0	2.1	475,000	450,000
Third-party bank credit facilities — long-term(a)	6.1	5.6	1,750,000	1,750,000
Debt collateralized by mortgage loans	5.9	4.9	3,017,961	2,150,529
Servicing advances	6.0	5.0	728,750	571,532
Investor custodial funds	—	—	131,709	120,985
Other — short-term	6.1	4.5	1,820,111	1,802,789
Other — long-term(a)	6.0	9.6	817,595	281,308

Total other borrowings	5.8	4.6	59,880,378	42,300,507

Total borrowings	5.7%	4.8%	$113,179,896	$103,575,770

(a)	Represents borrowings with an original contractual maturity in excess of one year. In addition, affiliate borrowings had $4.1 billion of borrowings with an original maturity in excess of one year at December 31, 2005.
      The following summarizes assets that are restricted as collateral for the payment of certain debt obligations:

December 31,	2006	2005

	(In thousands)
Mortgage loans held for investment	$68,480,110	$67,798,758
Mortgage loans held for sale	22,833,819	16,147,391
Trading securities	3,639,702	2,696,896
Available for sale securities	17,991	929,112
Mortgage servicing rights	2,447,084	2,220,657
Lending receivables	11,804,708	11,020,766
Accounts receivable	946,014	795,149
Investments in real estate and other	719,116	357,644
Other assets	1,545,700	238,758

Total assets restricted as collateral	$112,434,244	$102,205,131

Related secured debt	$96,206,963	$89,939,405

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The assets that were pledged as collateral in the preceding table include assets that can be sold or repledged by the secured party. The assets that could be sold or repledged were as follows:

December 31,	2006	2005

	(In thousands)
Mortgage loans held for sale	$5,513,015	$3,880,448
Mortgage loans held for investment	1,667,978	2,429,880
Available for sale securities	—	927,140
Trading securities	2,945,653	2,126,393
Investments in real estate and other	48,193	6,276

Total	$10,174,839	$9,370,137

      GMAC Bank has entered into an advances agreement with the Federal Home Loan Bank of Pittsburgh (FHLB). Under the agreement, GMAC Bank had assets restricted as collateral totaling $15.3 billion at December 31, 2006. However, the FHLB will allow GMAC Bank to freely encumber any assets restricted as collateral not needed to collateralize existing FHLB advances notwithstanding the FHLB’s existing lien on such assets. At December 31, 2006, GMAC Bank had $5.6 billion of assets restricted as collateral that were available to be encumbered elsewhere.
      The following table presents the scheduled maturity of long-term debt at December 31, 2006, assuming that no early redemptions occur. The actual payment of secured debt may vary based on the payment activity of the related secured assets.

Year Ending December 31,

(In thousands)
2007	$1,466,863
2008	11,949,590
2009	3,819,359
2010	3,399,956
2011	2,928,623
2012 and thereafter	59,448,464

Long-term principal	83,012,855
Unamortized discount	(47,560)

Total long-term debt	$82,965,295

      To achieve the desired balance between fixed- and variable-rate debt, the Company utilizes interest rate swap and interest rate cap agreements. The use of such derivative financial instruments had the effect of synthetically converting $29.3 billion of its $53.2 billion of variable-rate debt into fixed-rate obligations at December 31, 2006. In addition, certain of the Company’s debt obligations are denominated in currencies other than the currency of the issuing country. Foreign currency swap agreements are used to hedge exposure to changes in exchange rates of these obligations.

Affiliate Borrowings
      The Company had certain credit arrangements with GMAC and with other GMAC and GM affiliates. As of December 31, 2006, all borrowings under these arrangements had been repaid and the arrangements had all been terminated.

Collateralized borrowings in securitization trusts
      Due to the structure of certain loan securitizations, the Company accounts for them as financing transactions. The principal and interest on these debt securities are paid using the cash flows from the underlying loans, which serve as collateral for the debt securities. Accordingly, the timing of the principal

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payments on these debt securities is dependent on the payments received on the underlying loans. The interest rates on the debt securities vary by security. The interest rates on the floating rate securities are a stated percentage above LIBOR. At December 31, 2006, the range of interest rates on the fixed rate securities was between 2.64% and 9.20%.
      The Company securitized investment securities through Collateralized Debt Obligations (CDOs) that are treated as secured borrowings. The debt securities issued by the securitization trusts are classified as collateralized borrowings. The principal and interest on these debt securities are paid using the cash flows from the underlying investment securities. At December 31, 2006, trading securities in the amount of $694.0 million were pledged as collateral for these borrowings.

Other borrowings
      Secured aggregation facilities — The Company funds certain residential mortgage loans pending sale or securitization to permanent investors and lending receivables through committed secured aggregation facilities. The secured aggregation facilities are primarily funded through commercial paper issued by third parties, secured by the underlying mortgage loans, and paid down as sales and securitizations occur. Certain of these facilities are included in the consolidated financial statements as discussed more fully in Note 19. At December 31, 2006, the Company pledged mortgage loans held for sale, mortgage loans held for investment and lending receivables in the amount of $5.4 billion, $237.6 million and $6.5 billion, respectively, as collateral for these borrowings. At December 31, 2005, the Company pledged mortgage loans held for sale and mortgage loans held for investment and lending receivables in the amount of $5.2 billion, $513.1 million and $3.5 billion, respectively, as collateral.
      The Company uses a series of wholly-owned special purpose entities to purchase loans and receivables and finance senior participation interests in the form of secured revolving notes. As of December 31, 2006, the Company had pledged mortgage loans held for sale of $6.0 billion as collateral for these borrowings. At December 31, 2005, the Company had pledged mortgage loans held for sale and lending receivables of $1.9 billion and $5.7 billion, respectively, as collateral for these borrowings.
      The Company uses a secured aggregation facility to finance domestic construction and commercial business lending receivables. The facility is funded though financing obtained from third-party asset-backed commercial paper conduits. As of December 31, 2006 and 2005, the Company pledged lending receivables in the amount of $3.0 and $1.6 billion, respectively, as collateral for these borrowings.
      Repurchase agreements — The Company enters into repurchase agreements with various counterparties in order to finance certain mortgage loans and securities. Under these repurchase agreements, the counterparties have agreed to resell to the Company either the same or a similar loan or security upon maturity of the agreement. For certain repurchase agreements, the counterparties may re-pledge the collateral. As of December 31, 2006, the Company pledged mortgage loans held for sale, mortgage loans held for investment, trading securities, available for sale securities, real estate and accounts receivable of $5.9, $1.7 and $2.9 billion, and $0.0, $34.4, and $15.1 million, respectively, as collateral for these borrowings. As of December 31, 2005, the Company pledged mortgage loans held for sale, mortgage loans held for investment, trading securities, available for sale securities, real estate and accounts receivable of $4.1, $2.4 and 2.2 billion, and $927.1, $6.3 and $28.0 million, respectively, as collateral for these borrowings. Additionally, the Company pledged the excess cash flows on certain mortgage loans securitized through on-balance sheet securitizations as collateral for repurchase agreements. The excess cash flows pledged generally represent the difference between the cash received on the underlying mortgage loans and the amounts paid to the collateralized debt holders in the securitization. The excess cash flows pledged related to mortgage loans held for investment with an underlying principal balance of $42.9 and $34.9 billion at December 31, 2006 and 2005, respectively.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Senior unsecured notes — These notes are public debt. In the fourth quarter of 2005, the Company filed a $12.0 billion shelf registration and subsequently issued $8.5 billion of notes through December 31, 2006.
      FHLB advances — Amounts outstanding under an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB) as of December 31, 2006 and 2005 were $7.3 and $4.4 billion, respectively. These amounts were collateralized by held to maturity securities of $4.0 and $4.5 million and lending receivables of $1.4 billion and $169.4 million, mortgage loans held for sale with carrying amounts of $1.0 and $2.6 billion, and mortgage loans held for investment with carrying amounts of $11.5 and $6.3 billion, as of December 31, 2006 and 2005, respectively, and available for sale securities of $18.0 million and other assets of $1.1 billion as of December 31, 2006. The borrowing capacity is based upon GMAC Bank’s asset base and was $9.6 and $7.1 billion at December 31, 2006 and 2005, respectively.
      Third-party bank credit facilities — At December 31, 2006, the Company had $3.5 billion in syndicated bank credit facilities. These credit facilities were comprised of a $1.75 billion term loan due in 2008, an $875.0 million revolving credit facility due in 2007 and an $875.0 million revolving credit facility due in 2008.
      Debt collateralized by mortgage loans — Included in debt collateralized by mortgage loans are collateralized lines of credit permitting the Company to borrow up to $4.6 and $2.7 billion as of December 31, 2006 and 2005, respectively. The Company uses these facilities to fund residential mortgage loans. As of December 31, 2006, the Company pledged mortgage loans held for sale in the amount of $3.1 billion as collateral for these borrowings. As of December 31, 2005, the Company pledged mortgage loans held for sale in the amount of $2.3 billion as collateral for these borrowings.
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

15.	Income Taxes
      In November 2006, GMAC elected to be treated as a multi-member LLC to be taxed as a partnership for federal income tax purposes. At the same time, the Company and the majority of its domestic subsidiaries were converted to LLCs for tax purposes. As a result, the net deferred tax liability for these entities was reversed providing an income tax benefit of $523.2 million. Subsequent to the tax conversion date, income taxes are accrued at the member level with the exception of estimated minimal amounts of state income taxes related to states that do not statutorily adopt the federal income tax consequences of the LLC conversion. For all non-converting subsidiaries, income taxes have been accrued at the applicable federal, state and foreign statutory income tax rate.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The significant components of income tax expense were as follows:

Year Ended December 31,	2006	2005	2004

	(In thousands)
Current income tax expense (benefit):
Federal	$(68,574)	$317,897	$(260,802)
State and local	51,093	48,501	16,147
Foreign	73,752	13,376	4,691

	56,271	379,774	(239,964)
Deferred income tax expense (benefit):
Federal	(240,649)	132,971	745,415
State and local	(75,380)	49,981	105,959
Foreign	(29,415)	43,574	30,730

	(345,444)	226,526	882,104

Total income tax expense	$(289,173)	$606,300	$642,140

      The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

December 31,	2006	2005

	(In thousands)
Deferred tax assets:
Allowance for loan losses	$7,173	$157,827
Accruals not currently deductible	6,543	74,294
Basis difference in mortgage loans and securities	48	232,969
Securitization activity	18,242	—
Loss carryforwards	52,926	40,458
Depreciation	8,168	22,680
Available for sale securities	32	8,984
Other	934	2,863

Total deferred tax assets	94,066	540,075
Deferred tax liabilities:
Mortgage servicing rights	15,568	857,116
Basis difference in mortgage loans and securities	48,418	—
Foreign intercompany tax settlements	—	35,830
Securitization activity	496	7,710
Cash flow hedges	137	62,726
Amortization of intangibles	2,715	33,971
Expenses deductible when paid	5,015	—
Auto lease activity	77,031	—
Other	446	19,449

Total deferred tax liabilities	149,826	1,016,802

Net deferred tax liability	$(55,760)	$(476,727)

      For the years December 31, 2006, 2005 and 2004, GM had consolidated federal net operating losses. After GM utilized all prior year federal carryback potential, the remaining net operating losses were carried forward. The consolidated federal net operating losses also created charitable contribution deduction and foreign tax credit carryforwards. Pursuant to the tax sharing arrangement between GM and the Company, the Company’s 2005 and 2004 federal net operating losses, charitable contributions deduction, and foreign tax credits were carried forward subject to utilization in the carryforward period by GM. At December 31, 2005, the Company had an intercompany tax receivable from GM of $346.4 million. The receivable was comprised of federal net operating loss carryforward of $335.6 million,

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
charitable contributions carryforward of $8.8 million, and foreign tax credit carryforward of $2.0 million. GM settled in cash the entire balance of this intercompany tax receivable in June 2006. The Company’s 2006 federal net operating losses, charitable contributions deduction and foreign tax credits have been or will be settled in cash in accordance with the tax sharing arrangement.
      At December 31, 2006 and 2005, the Company had foreign net operating loss carryforwards of $217.3 and $179.8 million, respectively. Of the December 31, 2006 loss carryforwards, $80.9 million is expected to expire unutilized because the Company believes the use of these foreign net loss carryforwards is remote and accordingly no deferred tax asset has been recognized. Of the remaining foreign net operating loss carryforwards at December 31, 2006, $82.1 million is from Latin American operations and is available to offset future Latin American taxable income through 2015 and $7.0 million is from operations in Canada and is available to offset future Canadian taxable income through 2011. Additionally, $46.0 million is from operations in the Netherlands and is available to offset future taxable income in the Netherlands through 2015 and $1.4 million is from operations in Australia and is expected to offset prior year taxable income.
      A valuation allowance has not been established against any of the Company’s remaining deferred tax assets because the Company has determined that it is more likely than not that all such tax assets will be realized.
      At December 31, 2006 and 2005, income tax receivable, primarily from affiliates, of $176.7 and $276.9 million, respectively, is included in other assets. In addition to the income tax benefit realized in the statement of income with respect to the conversion to a limited liability company, certain tax receivable and payable accounts were transferred to GMAC resulting in a non-cash capital contribution of $330.3 million and a non-cash dividend of $433.4 million. We have contractual protection from GM for any future contingent federal and combined state income tax liabilities which may arise from periods prior to the sale of GMAC.
      At December 31, 2006 and 2005, income taxes had not been provided on $723.0 and $573.2 million, respectively, of undistributed earnings of foreign subsidiaries earned after 1997 that have been reinvested for an indefinite period of time. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.
      The following table is a reconciliation of the statutory federal income tax expense and rate to the effective income tax expense and rate:

	2006		2005		2004

Year Ended December 31,	Amount	Percent	Amount	Percent	Amount	Percent

Computed income tax expense	$145,572	35.0%	$569,424	35.0%	$563,623	35.0%
State taxes, net of federal benefit if applicable	46,887	11.3	64,942	4.0	79,368	4.9
LLC losses not subject to federal tax	60,226	14.5	—	0.0	—	0.0
LLC conversion deferred tax write-off	(523,168)	(125.8)	—	0.0	—	0.0
Impact of foreign operations	(23,316)	(5.6)	(18,565)	(1.1)	(5,294)	(0.3)
Other, net	4,626	1.1	(9,501)	(0.6)	4,443	0.3

Total income tax expense (benefit)	$(289,173)	(69.5)%	$606,300	37.3%	$642,140	39.9%

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Deposit Liabilities
      Deposit liabilities were as follows:

December 31,	2006	2005

	(In thousands)
Non-interest bearing deposits	$1,358,630	$1,368,345
NOW and money-market checking accounts	1,806,156	508,830
Certificates of deposit	6,686,240	2,246,129

Total	$9,851,026	$4,123,304

      Non-interest bearing deposits primarily represent third-party escrows associated with the Company’s loan servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At December 31, 2006, certificates of deposit included $5.4 billion of brokered certificates of deposit.
      The following table presents the scheduled maturity of brokered deposits at December 31, 2006.

Year Ending December 31,
(In thousands)
2007	$2,875,700
2008	1,493,009
2009	668,472
2010	297,826
2011	94,914
2012 and thereafter	1,810

Total brokered deposits	$5,431,731

17.     Employee Benefit Plans
      The Company is a participant in GMAC Mortgage Group, LLC’s (the Group) noncontributory defined benefit retirement plan, which covers all eligible employees. The defined benefit retirement plan is fully funded as of December 31, 2006. In 2006, $42.6 million curtailment gain for the freezing of the benefit accrual of the Group’s noncontributory defined benefit retirement plan as of December 31, 2006 was recorded. No further participant benefits will accrue subsequent to that date and no new entrants will be permitted to enter the plan. In addition, the Company participates in the Group’s defined contribution savings plan for domestic employees meeting certain eligibility requirements. Employees may contribute a percentage of base compensation to the plan, not to exceed annual limits. The Company matches employee contributions up to 6% each year, with certain limitations. International employees of the Company who meet certain eligibility requirements are participants in defined contribution savings plans. Funds contributed and earned by the defined contribution savings plans can be withdrawn only under specific conditions.
      Employee benefit plan (income) expense consisted of:

Year Ended December 31,	2006	2005	2004

	(In thousands)
Defined benefit plan	$(30,299)	$17,139	$25,512
Defined contribution plan	25,601	22,398	20,036

Total	$(4,698)	$39,537	$45,548

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18.     Off-Balance Sheet Securitization Transactions
      The Company sells residential mortgage loans in securitization transactions structured as sales and retains servicing responsibilities and subordinated interests. The Company receives primary and master servicing fees of up to 350 basis points per annum and rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The investors and the securitization trusts have no recourse to the Company’s assets for failure of debtors to pay when due. The value of any interests that continue to be held by the Company are subject to credit, prepayment and interest rate risks on the transferred financial assets.
      For the years ended December 31, 2006, 2005, and 2004, the Company recognized pretax gains of $824.8, $512.9 and $601.1 million, respectively, on the securitization of residential mortgage loans structured as sales.
      Key economic assumptions used in measuring the interests that continue to be held by the Company at the date of securitizations structured as sales and completed during the years ended December 31, 2006 and 2005 were as follows:

			Prime
	Prime	Nonprime	Second-Lien	Government
	Non-Conforming	Mortgage	Mortgage	Mortgage
Year Ended December 31, 2006	Mortgage Loans	Loans	Loans	Loans

Prepayment speeds	0.9-22.0%	0.0- 90.0%	31.0- 44.2%	15.0%
Weighted average life (years)	3.6-10.5	2.1-6.6	1.7-2.4	1.1
Expected credit losses	0.0-1.6%	1.2- 18.3%	1.1-2.3%	4.0%
Discount rate	7.8-25.0%	12.5- 16.5%	11.7- 12.5%	7.0%

			Prime
	Prime	Nonprime	Second-Lien	Government
	Non-Conforming	Mortgage	Mortgage	Mortgage
Year Ended December 31, 2005	Mortgage Loans	Loans	Loans	Loans

Prepayment speeds	7.0-28.3%	0.0- 60.0%	31.6- 36.3%	15.0%
Weighted average life (years)	3.1-8.5	1.8-6.6	2.0-3.3	1.1
Expected credit losses	0.0-1.5%	0.1-4.8%	1.9-2.3%	4.9%
Discount rate	8.0-12.5%	11.5- 21.4%	12.0- 16.5%	6.5%

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following summarizes certain cash flows received from and paid to securitization trusts for sales of finance receivables and loans that were completed:

			Prime
	Prime	Nonprime	Second-Lien	Government
	Non-Conforming	Mortgage	Mortgage	Mortgage
Year Ended December 31, 2006	Mortgage Loans	Loans	Loans	Loans

	(In millions)
Cash inflows:
Proceeds from new securitizations	$28,361.2	$30,612.0	$6,655.0	$58.4
Servicing fees received	221.8	192.6	65.0	0.6
Other cash flows received on interests that continue to be held by the Company	154.4	297.2	122.9	12.4
Repayments of servicing advances	461.9	709.9	27.6	—
Cash outflows:
Servicing advances	(490.5)	(773.0)	(1.1)	—
Purchase obligations and options:
Mortgage loans under conditional call option	—	—	—	(20.0)
Representations and warranties obligations	(55.4)	(38.2)	(0.4)	—
Asset performance conditional calls	(33.9)	(37.5)	(10.1)	—
Clean-up calls	(23.2)	(939.9)	(91.9)	—
Administrator or servicer actions	—	—	(59.5)	—

Net cash flow	$28,596.3	$30,023.1	$6,707.5	$51.4

			Prime
	Prime	Nonprime	Second-Lien	Government
	Non-Conforming	Mortgage	Mortgage	Mortgage
Year Ended December 31, 2005	Mortgage Loans	Loans	Loans	Loans

	(In millions)
Cash inflows:
Proceeds from new securitizations	$27,548.2	$9,311.6	$5,071.3	$56.1
Servicing fees received	135.2	69.0	40.0	0.8
Other cash flows received on interests that continue to be held by the Company	142.2	285.2	133.0	22.3
Repayments of servicing advances	336.3	755.7	22.7	0.7
Cash outflows:
Servicing advances	(353.5)	(807.2)	(2.1)	(0.6)
Purchase obligations and options:
Mortgage loans under conditional call option	—	—	—	(8.5)
Representations and warranties obligations	(10.0)	(17.6)	(1.7)	—
Asset performance conditional calls	(19.1)	(50.3)	(29.9)	—
Clean-up calls	(118.2)	(1,889.0)	(195.2)	—

Net cash flow	$27,661.1	$7,657.4	$5,038.1	$70.8

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Prime
	Prime	Nonprime	Second-Lien	Government
	Non-Conforming	Mortgage	Mortgage	Mortgage
Year Ended December 31, 2004	Mortgage Loans	Loans	Loans	Loans

	(In millions)
Cash inflows:
Proceeds from new securitizations	$14,628.5	$9,440.2	$5,235.5	$108.1
Servicing fees received	108.1	68.1	30.3	1.1
Other cash flows received on interests that continue to be held by the Company	166.6	392.5	140.3	30.1
Repayments of servicing advances	85.7	293.1	567.1	0.7
Cash outflows:
Servicing advances	(92.9)	(324.1)	(617.4)	(0.8)
Purchase obligations and options:
Mortgage loans under conditional call option	—	—	—	(21.6)
Representations and warranties obligations	(2.7)	(37.1)	(25.7)	—
Asset performance conditional calls	(35.9)	(87.7)	(12.0)	(1.1)
Clean-up calls	(3,448.3)	(207.1)	(141.5)	—

Net cash flow	$11,409.1	$9,537.9	$5,176.6	$116.5

      At December 31, 2006 and 2005, key economic assumptions and the sensitivity of the current fair value of interests that continue to be held by the Company for which quoted market prices are not available to immediate 10% and 20% adverse changes in those assumptions are as follows:

			Prime
	Prime	Nonprime	Second-Lien	Government
	Non-Conforming	Mortgage	Mortgage	Mortgage
December 31, 2006	Mortgage Loans	Loans	Loans	Loans

	(In millions)
Carrying amount/fair value of interest securities that continue to be held by the Company	$669.7	$308.8	$429.3	$12.5
Prepayment speeds	1.0-28.4%	0-90.0%	33.4-51.7%	15.0%
Impact on fair value of 10% adverse change	$(31.5)	$(2.7)	$(20.3)	$—
Impact on fair value of 20% adverse change	(58.9)	(5.8)	(37.7)	—
Weighted average life (years)	2.7-8.9	1.8-6.5	1.5-2.2	1.1
Expected credit losses	0-1.6%	0.1- 12.8%	0.6-2.6%	3.6%
Impact on fair value of 10% adverse change	$(5.0)	$(17.8)	$(13.4)	$(0.4)
Impact on fair value of 20% adverse change	(9.9)	(32.3)	(26.7)	(0.8)
Discount rate	7.5-25.0%	12.5- 43.5%	13.0- 20.0%	6.5%
Impact on fair value of 10% adverse change	$(28.2)	$(12.0)	$(11.1)	$(0.1)
Impact on fair value of 20% adverse change	(53.1)	(18.9)	(21.6)	(0.1)
Interest rates on variable and adjustable contracts	Forward benchmark interest rate yield curve plus contractual spread
Impact on fair value of 10% adverse change	$—	$(18.7)	$(18.3)	$(0.7)
Impact on fair value of 20% adverse change	—	(36.1)	(36.1)	(1.4)

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Prime
	Prime	Nonprime	Second-Lien	Government
	Non-Conforming	Mortgage	Mortgage	Mortgage
December 31, 2005	Mortgage Loans	Loans	Loans	Loans

	(In millions)
Carrying amount/fair value of interest securities that continue to be held by the Company	$433.5	$359.3	$247.9	$16.0
Prepayment speeds	7.0-37.5%	0-60.0%	23.8-42.8%	15.0%
Impact on fair value of 10% adverse change	$(19.6)	$(10.6)	$(15.5)	$—
Impact on fair value of 20% adverse change	(37.7)	(15.8)	(28.7)	—
Weighted average life (years)	2.8-6.2	1.8-3.6	1.0-2.1	1.1
Expected credit losses	0-2.0%	0-16.9%	0.7-2.8%	4.9%
Impact on fair value of 10% adverse change	$(4.3)	$(25.4)	$(12.7)	$(0.7)
Impact on fair value of 20% adverse change	(8.7)	(45.5)	(25.3)	(1.4)
Discount rate	8.0-12.8%	10.2- 40.0%	11.5- 13.5%	6.5%
Impact on fair value of 10% adverse change	$(16.5)	$(10.5)	$(6.7)	$(0.1)
Impact on fair value of 20% adverse change	(31.8)	(20.3)	(13.0)	(0.2)
Interest rates on variable and adjustable contracts	Forward benchmark interest rate yield curve plus contractual spread
Impact on fair value of 10% adverse change	$0.3	$(7.3)	$(3.5)	$(0.9)
Impact on fair value of 20% adverse change	0.2	(14.9)	(9.3)	(1.7)
      Changes in fair value based on 10% variations in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. In addition, the effect of a variation in a particular assumption on the fair value of the interest that continues to be held by the Company that has been presented without calculating the effect of changes in assumptions. The Company currently has a hedge program in place to manage the risk of changes in the fair value of its prime first mortgage interest-only securities due to interest rate movements and differences in the indices for various fixed and floating rate loans and floating rate securities. The sensitivities have been presented without taking into account offsetting hedge effects.
      At December 31, 2006, 2005 and 2004, expected net credit losses as a percentage of the original unpaid principal balance of loans securitized are presented in the table below. Expected net credit losses include actual incurred losses plus projected losses over the remaining life of the securitization.

December 31,	2006	2005	2004

Prime non-conforming	0.0- 1.6%	0.0- 2.0%	0.0- 4.2%
Nonprime	0.1-12.8	0.0-16.9	0.2-26.1
Prime second-lien	0.6-2.6	0.7-2.8	0.6-2.8
Government	3.6	4.9	5.4

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables present additional quantitative information about delinquencies and net credit losses for securitized financial assets and other assets managed together with them:

			Year Ended
			December 31,
	At December 31, 2006		2006

	Total Principal	Loans 60 Days or	Net Credit
Type of Mortgage Loan	Amount of Loans	More Past Due	Losses

	(In millions)
Prime conforming	$3,165	$53	$1
Prime non-conforming	102,081	1,480	43
Nonprime	90,463	12,967	849
Prime second-lien	21,463	238	83
Government	800	437	5

Total managed loans(a)	217,972	$15,175	$981

Less:
Mortgage loans securitized and sold	121,512
Mortgage loans held for sale	27,024

Mortgage loans held for investment	$69,436

(a)	Total managed loans represent loans retained on the balance sheet or that have been securitized and sold, excluding securitized loans that the Company continues to service but has no other continuing involvement.

			Year Ended
			December 31,
	At December 31, 2005		2005

	Total Principal	Loans 60 Days or	Net Credit
Type of Mortgage Loan	Amount of Loans	More Past Due	Losses

	(In millions)
Prime conforming	$4,396	$29	$—
Prime non-conforming	67,504	702	43
Nonprime	79,817	7,363	801
Prime second-lien	15,064	177	38
Government	803	411	3

Total managed loans(a)	167,584	$8,682	$885

Less:
Mortgage loans securitized and sold	79,087
Mortgage loans held for sale	19,538

Mortgage loans held for investment	$68,959

(a)	Total managed loans represent loans retained on the balance sheet or that have been securitized and sold, excluding securitized loans that the Company continues to service but has no other continuing involvement.

19.	Variable Interest Entities
      The following describes the Company’s variable interest entities that the Company has consolidated or in which it has a significant variable interest.
      IB Finance Holding Company, LLC — In November 2006, GMAC Bank, which was then the Company’s indirect wholly-owned subsidiary, transferred substantially all of its assets and liabilities at book

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value to GMAC Automotive Bank, an indirect wholly-owned subsidiary of GMAC, in a purchase and assumption transaction (the P&A Transaction). GMAC Automotive Bank paid GMAC Bank $1.2 billion in the transaction. GMAC Bank paid via dividend the $1.2 billion to us. After the transaction, the remainder of GMAC Bank (consisting of approximately $105 million in assets, $93 million in liabilities and $13 million in equity), as well as the bank’s charter, was transferred to GM through a series of dividends. GMAC Bank was then renamed “National Motors Bank FSB”.
      Immediately following the P&A Transaction, GMAC contributed all of its shares of GMAC Automotive Bank to GMAC’s wholly-owned subsidiary, IB Finance Holding Company LLC, a newly created limited liability holding company subsidiary of GMAC. The Company purchased certain non-voting interests in IB Finance Holding Company LLC from GMAC for $1.161 billion pursuant to an Equity Purchase Agreement. GMAC retained the voting interests in IB Finance Holding Company LLC. GMAC Automotive Bank was renamed “GMAC Bank”. The Company also contributed $360 million to IB Finance Holding Company LLC, which contributed that amount to the new GMAC Bank. The IB Finance Holding Company LLC is a variable interest entity under FIN 46R.
      On an ongoing basis, GMAC and the Company will contribute capital and share earnings and distributions based on the performance of our respective assets within the new GMAC Bank. In addition, certain of the Company’s officers and directors also became officers and/or directors of the new GMAC Bank.
      The Company’s purchase of the non-voting interests resulted in our retention of all of the risks and rewards of ownership for the assets and operations that were sold by the original GMAC Bank (i.e., the mortgage division of the new GMAC Bank). GMAC retains all of the risks and rewards of ownership of the assets and operations associated with the former GMAC Automotive Bank (i.e., the automotive division of the new GMAC Bank). Management has determined that the Company is the primary beneficiary of the IB Finance Holding Company, and, as such, consolidates the IB Finance Holding Company in accordance with FIN 46R. The Company consolidated the IB Finance Holding Company as of November 2006. Generally accepted accounting principles require that the IB Finance Holding Company be consolidated for all financial reporting periods presented. However, the effect of consolidating the IB Finance Holding Company in the Company’s consolidated financial statements prior to November 2006 is not considered material. GMAC Automotive Bank had total assets of $2.4 billion at December 31, 2005 and total net revenue of $133.5 and $10.5 million for the years ended December 31, 2005 and 2004, respectively. GMAC’s interests in the automotive division of GMAC Bank are accounted for as a minority interest within the Company’s consolidated financial statements.
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
      Management has determined that for certain mortgage warehouse funding facilities, the Company is the primary beneficiary and, as such, consolidates the entities in accordance with FIN 46R. The assets of these residential mortgage warehouse entities totaled $14.5 billion at December 31, 2006, the majority of which are included in mortgage loans held for sale in the Company’s consolidated balance sheet. The beneficial interest holders of these variable interest entities do not have legal recourse to the general credit of the Company.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Warehouse Lending — The Company has a facility in which it transfers mortgage warehouse lending receivables to a Special Purpose Entity (SPE) which then sells a senior participation interest in the receivables to an unconsolidated QSPE. The QSPE funds the purchase of the participation interest from the SPE through financing obtained from third-party asset-backed commercial paper conduits. The SPE funds the purchase of the receivables from the Company with cash obtained from the QSPE, as well as a subordinated loan and/or an equity contribution from the Company. The senior participation interest sold to the QSPE and the commercial paper issued were not included in the assets or liabilities of the Company in 2004. However, the QSPE was terminated and a new SPE was created in 2005. As a result, the senior participation interest sold and commercial paper issued were included in the Company’s consolidated balance sheet at December 31, 2006 and 2005, respectively. Once the receivables have been sold, they may not be purchased by the Company except in very limited circumstances, such as a breach in representations or warranties.
      Management has determined that the Company is the primary beneficiary of the SPE, and as such, consolidates the entity in accordance with FIN 46R. The assets of the SPE totaled $14.5 and $3.5 billion at December 31, 2006 and 2005, respectively, which are included in lending receivables, net of unearned income, in the Company’s consolidated balance sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to the general credit of the Company.
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
      The Company is the primary beneficiary of the CDO, and as such, consolidates the entity in accordance with FIN 46R. The assets in this entity totaled $732.0 and $569.3 million at December 31, 2006 and 2005, respectively, the majority of which are included in investment securities in the Company’s consolidated balance sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to the general credit of the Company.
      Construction and Real Estate Lending — The Company uses special purpose entities to finance construction lending receivables. The special purpose entities purchase and hold the receivables and fund the majority of the purchases through financing obtained from third-party asset-backed commercial paper conduits.
      The Company is the primary beneficiary, and as such, consolidates the entities in accordance with FIN 46R. The assets in these entities totaled $2.1 and $1.6 billion at December 31, 2006 and 2005, respectively, which were included in lending receivables, net of unearned income, in the Company’s consolidated balance sheet.
      The Company has subordinated real estate lending arrangements with and investments in certain entities. These entities are created to develop land and construct properties. Management has determined that the Company does not have the majority of the expected losses or returns, and as such, consolidation is not appropriate under FIN 46R. Total assets in these entities were $616.3 million at December 31, 2006 of which $201.2 million represents the Company’s maximum exposure.
      Other Relationships — The Company has investments with several mortgage loan originators. These investments may include common or preferred equity investments, working capital or other subordinated lending, an equity investment in partnerships that invests in government mortgage loans and warrants, in addition to warehouse lending arrangements. The Company is not the primary beneficiary of these entities, and as such, consolidation is not appropriate under FIN 46R. Total assets in these entities were $157.6 million at December 31, 2006, of which $110.1 million represents the Company’s maximum exposure.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20.     Other Comprehensive Income
      The following table presents the components and annual activity in other comprehensive income:

	Unrealized Gain			Accumulated
	(Loss) on	Foreign		Other
	Available for	Currency	Unrealized Gain	Comprehensive
	Sale	Translation	(Loss) on Cash	Income
	Securities(a)	Adjustment(b)	Flow Hedges	(Loss)

	(In thousands)
Balance at January 1, 2004	$(2,665)	$26,426	$(23,095)	$666
2004 net change	10,432	21,109	126,799	158,340

Balance at December 31, 2004	7,767	47,535	103,704	159,006
2005 net change	(24,451)	(33,103)	14,254	(43,300)

Balance at December 31, 2005	(16,684)	14,432	117,958	115,706
2006 net change	18,455	49,225	(51,151)	16,529

Balance at December 31, 2006	$1,771	$63,657	$66,807	$132,235

(a)	Represents the after-tax difference between the fair value and amortized cost of the available for sale securities portfolio. In conjunction with the adoption of SFAS No. 156 on January 1, 2006, the Company made a one-time reclassification of $927.1 million of available for sale securities to trading securities for securities identified as offsetting the Company’s exposure to changes in the fair value of surviving assets or liabilities. The transfer resulted in $16.7 million of unrealized loss being transferred to retained earnings.

(b)	Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar. Net change amounts were net of taxes totaling $(0.1), $0.1 and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.
      The net changes in the following table represent the sum of net unrealized gains or losses on available for sale securities and cash flow hedges with the respective reclassification adjustments. Reclassification adjustments are amounts recognized in net income during the year due to realized gains or losses.

Year Ended December 31,	Pretax	Tax Effect	Net of Tax

	(In thousands)
2006
Available for sale securities:
Net unrealized gains arising during the year	$2,557	$(833)	$1,724
Reclassification of losses included in net income	22	(8)	14

Net unrealized gains arising during the year, net of reclassification adjustment	$2,579	$(841)	$1,738

Cash flow hedges:
Net unrealized losses arising during the year	$(91,596)	41,992	$(49,604)
Reclassification of net losses included in net income	(2,375)	828	(1,547)

Net unrealized losses arising during the year, net of reclassification adjustment	$(93,971)	$42,820	$(51,151)

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31,	Pretax	Tax Effect	Net of Tax

	(In thousands)
2005
Available for sale securities:
Net unrealized losses arising during the year	$(25,742)	$9,010	$(16,732)
Reclassification of net gains included in net income	(11,780)	4,061	(7,719)

Net unrealized losses arising during the year, net of reclassification adjustment	$(37,522)	$13,071	$(24,451)

Cash flow hedges:
Net unrealized gains arising during the year	$27,136	$(8,627)	$18,509
Reclassification of net gains included in net income	(6,548)	2,293	(4,255)

Net unrealized gains arising during the year, net of reclassification adjustment	$20,588	$(6,334)	$14,254

2004
Available for sale securities:
Net unrealized gains arising during the year	$9,691	$(3,449)	$6,242
Reclassification of losses included in net income	6,506	(2,316)	4,190

Net unrealized gains arising during the year, net of reclassification adjustment	$16,197	$(5,765)	$10,432

Cash flow hedges:
Net unrealized gains arising during the year	$205,261	$(72,197)	$133,064
Reclassification of net gains included in net income	(9,665)	3,400	(6,265)

Net unrealized gains arising during the year, net of reclassification adjustment	$195,596	$(68,797)	$126,799

21.     Fair Value of Financial Instruments
      The fair value of financial instruments is the amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. When possible, the Company uses quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based upon appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. Changes to these estimation methodologies could significantly affect fair value, and accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates below are only indicative of individual financial instrument fair values and should not be considered an indication of the fair value of the Company taken as a whole.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	2006		2005

	Carrying	Estimated	Carrying	Estimated
December 31,	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Assets
Cash and cash equivalents	$2,018,847	$2,018,847	$2,266,753	$2,266,753
Mortgage loans held for sale	27,007,382	27,297,762	19,521,566	19,589,428
Trading securities	4,562,073	4,562,073	3,896,008	3,896,008
Available for sale securities	229,469	229,469	1,068,937	1,068,937
Mortgage loans held for investment, net	67,927,951	68,974,164	67,892,660	69,061,822
Lending receivables, net	14,530,104	14,531,788	13,401,047	13,398,363
Derivatives — asset position	585,341	585,341	681,411	681,411
Other assets	3,248,726	3,195,354	298,021	299,005
Liabilities
Affiliate borrowings	$—	$—	$5,177,462	$5,177,462
Collateralized borrowings in securitization trusts	53,299,518	53,204,062	56,097,801	56,318,710
Other borrowings	59,880,378	59,951,118	42,300,507	42,283,758
Deposit liabilities	9,851,026	9,829,241	4,123,304	4,048,344
Derivatives — liability position	384,213	384,213	252,275	252,275
Other liabilities	3,792,621	3,792,621	—	—
      Financial instruments not recognized on the balance sheet:

	2006		2005

		Estimated		Estimated
December 31,	Notional	Fair Value	Notional	Fair Value

	(In thousands)
Unfunded commitments to extend credit:
Home equity lines of credit	$3,199,259	$—	$4,060,452	$—
Warehouse lending receivables	5,815,294	—	8,917,946	—
Construction lending receivables	1,683,594	—	1,568,951	—
Commercial business lending receivables	1,166,003	—	730,182	—
Healthcare lending receivables	353,810	—	194,372	—
Residential construction loans	351,880	—	308,792	—
Commitments to provide capital to equity method investees	264,586	—	213,141	—
Commitments to originate mortgage loans held for investment	2,911	—	94,895	298
Standby letters of credit	65,264	(203)	48,074	(220)
Set-aside letters	167,732	(508)	53,523	(109)
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
      Mortgage loans held for sale — The estimated fair value of these financial instruments is based upon actual prices received on recent sales of mortgage loans and securities to investors and projected prices obtained through investor indications. These indications consider interest rates, mortgage loan type and credit quality.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

RESIDENTIAL CAPITAL, LLC
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
      Mortgage servicing rights — Prior to the adoption of SFAS No. 156 on January 1, 2006, the Company utilized derivatives designated as fair value hedges for MSRs. Upon the adoption, the Company no longer designates derivatives as fair value hedges for MSRs. The Company’s primary risk associated with holding mortgage servicing rights is the risk of impairment loss due to a change in fair value caused by changes in interest rates. Pursuant to the Company’s risk management program, MSRs were hedged to mitigate the effect of changes in MSR fair value resulting from changes in interest rates using fair value hedges. In order to manage this risk, the Company entered into a combination of derivative contracts that are designated as hedges of the servicing rights associated with groups of similar mortgage loans. These derivatives included interest rate caps and floors, futures options, futures, mortgage-backed security options, interest rate swaps and swaptions. The maturities of these instruments range between six months and twenty years. The Company entered into written options on treasury futures for notional amounts lower than purchased options on futures. The purchased option coverage was at a strike price less than or equal to the corresponding written option coverage, thereby mitigating the Company’s loss exposure.
      The Company assessed whether its hedge relationships were highly effective using historical hedge period data. Effectiveness was measured employing a statistical based approach that must meet thresholds for R-squared, Slope and F-statistic. Hedge ineffectiveness was measured as the difference between the changes in value of the hedged assets and the changes in value of the designated derivatives and was recognized in earnings in the current period. If the changes in the fair value of the hedged MSRs were highly correlated to changes in the fair value of the derivative financial instruments, the carrying value of hedged MSRs and the related derivative financial instruments were adjusted for the change in fair value and the resultant gain or loss was recognized in earnings. MSRs that do not meet the criteria for hedge accounting treatment were carried at the lower of cost or fair value.
      The derivative contracts contained an element of credit risk in the event that the counterparties may be unable to meet the terms of such agreements. The Company minimized its risk exposure by limiting the counterparties to major banks, investment bankers and private investors that meet established credit and capital guidelines. In the event the counterparties were unable to fulfill their obligations, the Company would not incur any material loss by replacing the position at market rates in effect on December 31, 2005. The Company did not expect any counterparty to default on their obligations. In order to further mitigate the risk of counterparty default, the Company entered into several collateral agreements with counterparties for its mortgage servicing rights derivatives. The agreements required both parties to maintain cash on deposit in the event the fair values of the derivatives meet established thresholds. Deposits in these collateral accounts consisted of $179.2 and $213.0 million at December 31, 2006 and 2005, respectively, in cash received by the Company from counterparties, which was included within other liabilities on the accompanying consolidated balance sheet.
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

RESIDENTIAL CAPITAL, LLC
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
      Interest rate lock commitments are specifically prohibited from being designated as a hedged asset in a fair value hedging relationship. However, certain loan commitments to purchase or originate mortgages have been defined as derivatives and are therefore recorded on the balance sheet as assets or liabilities, and measured at fair value. Subsequent changes in fair value from the time of the rate lock are recognized as assets or liabilities, with a corresponding adjustment to current period earnings. The determination of the change in fair value does not include an estimate of the future mortgage servicing right that will arise when the loan is sold. Commitments to originate or purchase mortgage loans held for sale accounted for as derivatives had an unrealized gain position of $0.1 and $36.9 million recorded in other assets and an unrealized loss position of $42.8 and $0.7 million recorded in other liabilities at December 31, 2006 and 2005, respectively.
      As of December 31, 2006 and 2005, the Company had forward delivery commitments to sell mortgages and/or mortgage-backed securities into mandatory delivery contracts with investment bankers, private mortgage investors and agency mortgage-backed securities, as well as options and futures contracts outstanding on U.S. Treasury instruments and Eurodollar futures. The Company is required to deposit cash in margin accounts maintained by counterparties for unrealized losses on futures contracts. Deposits in margin accounts were $182.2 and $10.5 million at December 31, 2006 and 2005, respectively, and are included in accounts receivable.
      Senior unsecured notes — The Company utilizes interest rate swaps to convert U.S. dollar denominated fixed-rate notes to a variable rate. The terms of the swaps match the terms of the related notes.

Cash Flow Hedges
      The Company hedges cash flows primarily related to debt treated as secured borrowings issued as part of its securitizations. Cash flows are hedged on existing and forecasted variable rate debt.
      The primary risk associated with variable rate debt is changes in market rates, which may cause variability in future interest payments. The Company uses interest rate swaps to hedge the variability in expected future cash flows attributable to the variable rate debt. Effectiveness is measured via the change in the variable cash flows method as described by SFAS No. 133, Method 1 of DIG Issue No. G7 Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied (G7). Under this effectiveness methodology, there is no ineffectiveness when the criteria in G7 are satisfied. The Company uses G7 in its initial assessment and documentation of the hedging relationship and reassesses effectiveness each quarterly reporting period by verifying that no

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
changes in these terms has occurred. As long as no changes have occurred, the Company is able to assume no ineffectiveness on an ongoing basis.
      The Company has derivative financial instruments which have been designated as cash flow hedges extending through 2030.

Derivatives Not Designated as Accounting Hedges
      The Company utilizes certain derivative financial instruments to manage interest rate, price and foreign exchange risks that do not qualify or are not designated as accounting hedges. These derivatives are used to manage risk associated with trading securities, mortgage loans held for sale, mortgage loans held for investment and mortgage servicing rights. Because these derivatives are not designated as accounting hedges, changes in the fair value of these derivatives are recognized in earnings each period.
      The Company enters into loan purchase agreements with certain third parties. These agreements require the Company to remit to third parties certain cash flows from these loans. These agreements meet the definition of a derivative and are carried at fair value. At December 31, 2006 and 2005, the Company recorded a liability of $34.8 and $70.4 million, respectively, for these obligations, which are included in other liabilities.
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

Income Statement Presentation
      The following table summarizes the pretax earnings impact of the changes in hedge ineffectiveness for each type of accounting hedge classification segregated by the asset or liability hedged:

Year Ended December 31,	2006	2005	2004	Income Statement Classification

	(In thousands)
Fair value hedge ineffectiveness gain (loss):
Mortgage servicing rights	$—	$56,791	$69,888	Servicing asset valuation and hedge activities
Mortgage loans held for sale	(7,292)	(22,680)	(9,500)	Gain on sale of mortgage loans
Senior unsecured notes	286	(1,553)	—	Gain (loss) on investment securities
Cash flow hedge ineffectiveness gain (loss):
Issuance of collateralized borrowings	102	5,773	(3,535)	Interest expense

Total	$(6,904)	$38,331	$56,853

      The following table summarizes the component of the derivative instruments’ gain (loss) excluded from the assessment of hedge effectiveness and the reclassification from other comprehensive income to earnings expected to occur in the next 12 months:

Year Ended December 31,	2006	2005	2004

	(In thousands)
Net gain on fair value hedges excluded from assessment of effectiveness (time component)	$—	$59,233	$180,414
Expected reclassifications from other comprehensive income to earnings in the next 12 months	8,543	10,716	101,473

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
23.     Guarantees, Commitments, and Contingencies

Guarantees
      Guarantees are defined as contracts or indemnification agreements that contingently require the Company to make payments to third parties based on changes in an underlying agreement that is related to a guaranteed party. The following summarizes the Company’s outstanding guarantees made to third parties.

	2006		2005

		Carrying		Carrying
	Maximum	Value	Maximum	Value
December 31,	Liability	of Liability	Liability	of Liability

	(In thousands)
Standby letters of credit	$65,264	$203	$48,074	$220
HLTV and international securitizations	107,765	—	204,637	574
Agency loan program	6,390,481	—	6,196,091	—
Servicing advances	*	3,211	*	3,421
Set-aside letters	167,732	508	53,523	109
Repurchase guarantees	204,278	219	256,335	96
Credit enhancement guarantees	4,246	66	24,894	335
Performance guarantees	3,252	—	4,264	—
Other	47,698	—	47,654	—

*	The maximum obligation for servicing advances cannot be determined. At any point in time, the maximum obligation would be the difference between the amount advanced to the owners of the mortgage loans and the amount received from mortgagees.
      Standby letters of credit — The Company issues financial standby letters of credit as part of its warehouse and construction lending activities. Expiration dates on the letters of credit range from 2007 to ongoing commitments and are generally collateralized by assets of the client.
      HLTV and international securitizations — The Company has entered into agreements to provide credit loss protection for certain HLTV and international securitization transactions. The maximum potential obligation for certain agreements is equal to the lesser of a specified percentage of the original loan pool balance or a specified percentage of the current loan pool balance. The Company is required to perform on its guaranty obligation when losses exceed cash available each period. The Company has pledged mortgage loans held for sale of $60.4 and $53.4 million and cash of $9.4 and $43.1 million as collateral for this obligation as of December 31, 2006 and 2005, respectively.
      For certain other HLTV securitizations, the maximum potential obligation is equivalent to the pledged collateral amount. The Company pledged mortgage loans held for sale totaling $56.5 and $70.4 million as of December 31, 2006, and 2005, respectively. The event, which will require the Company to perform on its guaranty obligation, occurs when the security credit enhancements are exhausted and losses are passed through to over-the-counter dealers. The guarantees terminate the first calendar month during which the security aggregate note amount is reduced to zero.
      Agency loan program — The Company delivers loans to certain agencies under programs that allow streamlined loan processing and limited documentation requirements. In the event any loans delivered under these programs reach a specified delinquency status, the Company may be required to provide certain required documentation, or in some cases, repurchase the loan or indemnify the investor for any losses sustained. Each program includes termination features whereby once the loan has performed satisfactorily for a specified period of time, the Company is no longer obligated under the program. The maximum obligation for the Company’s agency loan program is $6.4 billion for the period ended December 31, 2006. This liability represents the principal balance for loans sold under these programs.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Other — In connection with two International Swap Dealers Association agreements, the Company guarantees the payment of all amounts payable to the counterparties in each swap transaction. The agreement is in effect until canceled by the Company. The estimated maximum potential obligation under these guarantees totaled $25.6 and $23.0 million at December 31, 2006 and 2005, respectively. Also in connection with its hedging activities, the Company has entered into collateral agreements with counterparties to its mortgage servicing rights derivatives. As further discussed in Note 22, the agreements require both parties to maintain cash on deposit in the event the fair values of the derivatives exceed established thresholds.
      In connection with certain acquisitions, the Company has guaranteed, under certain conditions, payments with a total estimated maximum of $22.1 and $24.7 million as of December 31, 2006 and 2005, respectively. There was no liability recorded in connection with these guarantees as of December 31, 2006 and 2005. The guaranty for the most significant acquisition expires in 2007.

Commitments and Contingencies
      At December 31, 2006, the Company was obligated under non-cancelable operating leases for office space and equipment. Future minimum rental payments, including escalation clauses, under leases with terms of one year or more at December 31, 2006, were as follows:

Year Ending December 31,

(In thousands)
2007	$108,827
2008	83,579
2009	56,044
2010	43,263
2011	41,010
2012 and thereafter	160,172

$492,895

      Rental expense recorded by the Company for the years ended December 31, 2006, 2005 and 2004 was $116.9, $95.8 and $92.8 million, respectively.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
24.     Related Party Transactions
      The Company incurred interest expense of $115.9 and $0.0 million for the year ended December 31, 2006, $330.2 and $81.4 million for the year ended December 31, 2005 and $235.0 and $75.3 million for the year ended December 31, 2004, related to borrowings from GMAC and other GM affiliated entities, respectively. The Company paid GMAC fees to guarantee the notes payable and other borrowings of its international subsidiaries. The Company paid GMAC fees of $1.5 and $1.3 million for the years ended December 31, 2005 and 2004, respectively. No fees were paid for the year ended December 31, 2006 as the GMAC guarantees were replaced by guarantees from the Company.
      Prior to 2006, the Company had an agreement with GM to provide certain services through the Company’s call center operations. In exchange for these services, the Company received $3.1 and $9.5 million from GM during the years ended December 31, 2005 and 2004, respectively.
      The Company entered into a participation agreement with GMAC, which includes provisions that require GMAC to purchase commercial real estate lending receivables from the Company at the Company’s request, upon loan default or occurrence of other specified events.
      The Company provides working capital funding and construction lending financing for affiliates of an equity method investee. The affiliates of the investees had outstanding working capital balances of $5.0 and $25.6 million at December 31, 2006 and 2005, respectively. The Company recognized interest income of $2.1, $3.4 and $3.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, on these balances. The affiliates of the investees had outstanding construction lending receivable balances of $78.1 and $156.2 million at December 31, 2006 and 2005, respectively. The Company recognized interest income on these receivables of $13.7, $8.4 and $6.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.
      The Company provides working capital and warehouse funding to other equity method investees. The investees had an outstanding working capital balance of $0.0 million at December 31, 2006 and 2005. The Company recognized interest income of $0.0, $0.0 and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively, on these balances. Outstanding warehouse lending balances for the investees were $274.6 and $158.3 million as of December 31, 2006 and 2005, respectively. The Company recognized interest income on these receivables of $11.7, $8.7 and $5.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company purchased $598.3 and $320.2 million of loans at market prices from the investee during 2006 and 2005, respectively.
      The Company had short-term receivables from unconsolidated affiliates of $11.0 and $18.8 million included within accounts receivable at December 31, 2006 and 2005, respectively.
      The Company provides global relocation services to GM and GMAC for certain relocations of their employees. The Company recorded income of $8.6, $5.8 and $6.5 million for such services in 2006, 2005 and 2004, respectively. In addition, GM and GMAC incurred mortgage-related fees for certain of their employees resulting in income of $11.0, $5.9 and $7.0 million for 2006, 2005 and 2004, respectively.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      GMAC has provided the Company with certain services for which a management fee was charged. The Company had GMAC management fees expense of $27.5, $8.7 and $5.4 million for 2006, 2005 and 2004, respectively. In addition, the Company received $6.4 and $10.0 million from GMAC for certain services related to risk management activities for the years ended December 31, 2006 and 2005, respectively.
      The Company paid fees to GMAC for access to a revolving line of credit. The Company paid fees of $2.9 million in 2005. This line of credit was terminated in December 2005.
      At December 31, 2006, GMAC Bank’s deposit liabilities included a $296.5 million deposit from GMAC.
25.     Mortgage Loans Serviced
      The Company’s primary servicing portfolio consists of loans owned by the Company, loans sold to third-party investors where the Company has retained the servicing rights and loans that have never been and currently are not owned by the Company. Additionally, the Company master services mortgage-backed securities and whole loan packages issued for investors. At December 31, 2006, the Company’s mortgage loan primary servicing portfolio consists of the following:

				Weighted-	Weighted-
		Unpaid	Weighted-	Average	Average
	Number	Principal	Average	Remaining	Service
	of Loans	Balance	Coupon	Maturity Months	Fees

	(Dollars in millions)
Prime conforming	1,456,344	$203,927	5.99%	297	0.45%
Prime non-conforming	404,969	118,928	6.24	306	0.25
Government	181,563	18,843	6.16	319	0.48
Nonprime	498,346	74,133	7.87	316	0.33
Prime second-lien	785,539	32,770	9.48	222	0.33

Total	3,326,761	$448,601

      The Company performs, or pays third parties to perform, primary servicing on loans in all fifty states, Europe and Canada. At December 31, 2006, the five largest concentrations for the Company’s servicing portfolio are as follows:

California	20.4%
Florida	6.3
United Kingdom	5.3
Michigan	4.1
Texas	4.0
All other	59.9

Total	100.0%

      As of December 31, 2006, the Company was acting as sub-servicer for 294,343 loans with an unpaid principal balance of $56.1 billion. These loans are excluded from the primary servicing portfolio above.
      At December 31, 2006 and 2005, the Company has fiduciary responsibility for mortgage escrow and custodial funds totaling approximately $8.4 and $7.7 billion, respectively. The amount of funds segregated in custodial bank accounts, which are not included in the assets and liabilities of the Company, were $7.0 and $6.3 billion at December 31, 2006 and 2005, respectively. The remaining funds are deposited at GMAC Bank and are included in deposit liabilities in the consolidated balance sheet.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with its servicing activities, the Company makes certain payments of property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from specific mortgagors or primary servicers. These advances are included in accounts receivable in the consolidated balance sheet and totaled $947.3 and $900.4 million at December 31, 2006 and 2005, respectively. Servicing advances receive priority cash flows, including contractual interest, in the event of foreclosure or liquidation, thus making their collection reasonably assured. The Company maintains an allowance for uncollected servicing advances which totaled $4.5 and $4.7 million at December 31, 2006 and 2005, respectively.
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
      The Company has four reportable operating business segments: GMAC Residential, Residential Capital Group, Business Capital Group and International Business Group. Other includes the Company’s real estate brokerage and relocation business, Mexican distressed asset business (which was sold in the first quarter of 2005), GMAC-RFC Holding Company’s holding company activities, the automotive division of GMAC Bank and certain adjustments to conform management reporting to the consolidated results. The accounting policies of the operating segments are the same as those described in Note 2 except that the disaggregated financial results have been prepared using a management approach, which is substantially consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting the operating decision-making process. Intersegment sales and transfers are not significant. Financial results for the Company’s reportable operating segments were as follows:

		Residential	Business	International
	GMAC	Capital	Capital	Business	Corporate and
Year Ended December 31,	Residential	Group	Group	Group	Other	Eliminations	Consolidated

	(In thousands)
2006
Net interest income	$222,411	$1,195,041	$88,778	$172,161	$30,415	$8	$1,708,814
Provision for loan losses	(18,446)	(1,254,486)	(28,414)	(32,383)	(355)	—	(1,334,084)
Other revenue	987,700	274,053	655,850	322,879	428,124	(20,827)	2,647,779

Total net revenue	1,191,665	214,608	716,214	462,657	458,184	(20,819)	3,022,509
Operating expenses	937,476	942,817	71,089	245,979	407,959	(8,385)	2,596,935

Income (loss) before income tax expense (benefit) and minority interest	254,189	(728,209)	645,125	216,678	50,225	(12,434)	425,574
Income tax expense (benefit)	121,529	(278,176)	246,438	46,638	(426,030)	428	(289,173)

Income (loss) before minority interest	132,660	(450,033)	398,687	170,040	476,255	(12,862)	714,747
Minority interest	—	—	—	—	9,654	—	9,654

Net income (loss)	$132,660	$(450,033)	$398,687	$170,040	$466,601	$(12,862)	$705,093

Total assets	$26,751,043	$80,945,450	$7,476,675	$13,982,377	$28,699,599	$(22,268,325)	$135,586,819

Net interest income (expense) from other segments	$(291,092)	$(259,324)	$(282,214)	$(52,207)	$884,829	$8	$—

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Residential	Business	International
	GMAC	Capital	Capital	Business	Corporate and
Year Ended December 31,	Residential	Group	Group	Group	Other	Eliminations	Consolidated

	(In thousands)
2005
Net interest income (expense)	$289,838	$1,336,230	$147,894	$152,156	$(1,123)	$—	$1,924,995
Provision for loan losses	(3,034)	(621,272)	(25,847)	(1,678)	35	—	(651,796)
Other revenue	1,199,537	741,321	280,552	232,068	509,697	(1,114)	2,962,061

Total net revenue	1,486,341	1,456,279	402,599	382,546	508,609	(1,114)	4,235,260
Operating expenses	954,314	822,629	81,213	253,298	496,880	—	2,608,334

Income before income tax expense	532,027	633,650	321,386	129,248	11,729	(1,114)	1,626,926
Income tax expense (benefit)	224,599	238,099	120,809	39,159	(15,938)	(428)	606,300

Net income	$307,428	$395,551	$200,577	$90,089	$27,667	$(686)	$1,020,626

Total assets	$23,058,446	$77,225,029	$5,545,713	$10,694,661	$19,308,813	$(16,947,570)	$118,885,092

Net interest income (expense) from other segments	$(135,779)	$(169,371)	$(144,566)	$2,709	$447,007	$—	$—

		Residential	Business	International
	GMAC	Capital	Capital	Business	Corporate and
Year Ended December 31,	Residential	Group	Group	Group	Other	Eliminations	Consolidated

	(In thousands)
2004
Net interest income (expense)	$327,610	$2,050,190	$124,175	$105,474	$(21,550)	$—	$2,585,899
Provision for loan losses	2,763	(819,971)	(20,984)	(4,494)	(213)	—	(842,899)
Other revenue	942,554	406,140	208,799	176,861	489,372	—	2,223,726

Total net revenue	1,272,927	1,636,359	311,990	277,841	467,609	—	3,966,726
Operating expenses	767,416	844,678	71,789	200,448	472,043	—	2,356,374

Income before income tax expense	505,511	791,681	240,201	77,393	(4,434)	—	1,610,352
Income tax expense (benefit)	224,950	302,796	91,877	26,075	(3,558)	—	642,140

Net income (loss)	$280,561	$488,885	$148,324	$51,318	$(876)	$—	$968,212

Total assets	$15,325,139	$66,856,173	$4,429,835	$8,133,785	$(393,634)	$(1,834)	$94,349,464

Net interest income (expense) from other segments	$—	$(98,647)	$(71,937)	$(1,808)	$172,392	$—	$—

      Information concerning principal geographic areas is presented in the following table. Revenue consists of total net revenue and long-lived assets consist of net operating lease assets and property and equipment. These items are attributed to geographic areas based on the location of the assets.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Long-Lived
Year Ended December 31,	Revenue	Assets

	(In thousands)
2006
Europe	$387,936	$34,679
Canada	49,103	8,768
Latin America	32,435	1,833
Asia Pacific	2,778	1,687

Total foreign	472,252	46,967
Total domestic	2,550,257	2,212,118

Total	$3,022,509	$2,259,085

2005
Europe	$321,555	$31,040
Canada	35,272	1,084
Latin America	99,756	773
Asia Pacific	1,207	100

Total foreign	457,790	32,997
Total domestic	3,777,470	162,830

Total	$4,235,260	$195,827

2004
Europe	$235,843	$39,580
Canada	25,665	983
Latin America	51,029	901
Asia Pacific	931	133

Total foreign	313,468	41,597
Total domestic	3,653,258	145,966

Total	$3,966,726	$187,563

27.	Regulatory Matters
      Certain subsidiaries of the Company associated with the Company’s mortgage and real estate operations are required to maintain certain regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state and foreign agencies that could have a material effect on the Company’s results of operations and financial condition. These entities were in compliance with these requirements as of December 31, 2006.
      As a chartered bank with the State of Utah, GMAC Bank is subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s results of operations and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The FDIC requires the Bank to maintain a well capitalized categorization, under the regulatory framework (see table below), for the first three years of operation. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios were as follows:

			Minimum to be
	Actual		Well Capitalized

December 31, 2006	Amount	Ratio	Amount	Ratio

	(In thousands)		(In thousands)
Total capital (Tier 1 + Tier 2) to risk weighted assets	$2,197.7	15.1%	$1,460.2	10.0%
Tier 1 capital to risk weighted assets	2,148.2	14.7%	876.1	6.0%
Tier 1 capital to average assets (leveraged ratio)	2,148.2	10.7%	1,599.7	8.0%

28.	Supplemental Financial Information
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

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Cash and cash equivalents	$832,600	$456,895	$756,225	$(26,873)	$2,018,847
Mortgage loans held for sale	—	8,064,094	18,944,066	(778)	27,007,382
Trading securities	—	2,234,692	2,327,381	—	4,562,073
Available for sale securities	—	504,333	223,172	(498,036)	229,469
Mortgage loans held for investment, net	—	2,224,615	65,779,753	(76,417)	67,927,951
Lending receivables, net	—	2,875,468	11,653,240	1,396	14,530,104
Mortgage servicing rights	—	4,917,319	12,742	—	4,930,061
Accounts receivable	3,450	1,618,758	1,458,948	(519,956)	2,561,200
Investments in real estate and other	—	124,394	2,497,755	—	2,622,149
Goodwill	—	218,803	252,660	—	471,463
Other assets	305,541	6,226,889	7,124,657	(4,930,967)	8,726,120
Investment in and loans to subsidiaries	22,107,251	4,328,440	—	(26,435,691)	—

Total assets	$23,248,842	$33,794,700	$111,030,599	$(32,487,322)	$135,586,819

LIABILITIES
Borrowings:
Affiliate borrowings	$—	$12,688,000	$1,767,326	$(14,455,326)	$—
Collateralized borrowings in securitization trusts	—	—	53,299,518	—	53,299,518
Other borrowings	15,233,823	10,895,543	34,767,610	(1,016,598)	59,880,378

Total borrowings	15,233,823	23,583,543	89,834,454	(15,471,924)	113,179,896
Deposit liabilities	—	—	9,892,899	(41,873)	9,851,026
Other liabilities	392,906	2,559,232	6,366,431	(4,944,563)	4,374,006

Total liabilities	15,626,729	26,142,775	106,093,784	(20,458,360)	127,404,928
Minority interest	—	—	559,778	—	559,778

EQUITY
Common stock and paid-in capital	—	1	163,665	(163,666)	—
Member’s interest	3,837,943	4,459,598	2,610,663	(7,070,261)	3,837,943
Retained earnings	3,651,935	3,060,108	1,472,143	(4,532,251)	3,651,935
Accumulated other comprehensive income	132,235	132,218	130,566	(262,784)	132,235

Total equity	7,622,113	7,651,925	4,377,037	(12,028,962)	7,622,113

Total liabilities, minority interest and equity	$23,248,842	$33,794,700	$111,030,599	$(32,487,322)	$135,586,819

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
RESIDENTIAL CAPITAL, LLC
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

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue
Interest income	$919,261	$1,503,331	$6,608,713	$(862,271)	$8,169,034
Interest expense	916,433	1,059,986	5,390,501	(906,700)	6,460,220

Net interest income	2,828	443,345	1,218,212	44,429	1,708,814
Provision for loan losses	—	286,903	1,049,703	(2,522)	1,334,084

Net interest income after provision for loan losses	2,828	156,442	168,509	46,951	374,730
Gain (loss) on sale of mortgage loans, net	(1,283)	687,199	241,872	(37,572)	890,216
Servicing fees	—	1,598,017	(6,903)	(7,440)	1,583,674
Servicing asset valuation and hedge activities, net	—	(1,098,374)	(1,858)	—	(1,100,232)

Net servicing fees	—	499,643	(8,761)	(7,440)	483,442
Gain (loss) on investment securities, net	286	(65,288)	133,667	—	68,665
Real estate related revenues	—	54,179	538,861	—	593,040
Gain on sale of equity investments	—	414,508	—	—	414,508
Other income	2,096	180,173	110,972	(95,333)	197,908

Total net revenue	3,927	1,926,856	1,185,120	(93,394)	3,022,509

Expenses
Compensation and benefits	—	695,093	511,246	—	1,206,339
Professional fees	—	216,873	56,183	—	273,056
Data processing and telecommunications	—	135,916	53,236	—	189,152
Advertising	—	117,687	35,105	—	152,792
Occupancy	—	86,270	51,417	—	137,687
Other	5,253	409,485	328,391	(105,220)	637,909

Total expenses	5,253	1,661,324	1,035,578	(105,220)	2,596,935

Income (loss) before income tax expense and minority interest	(1,326)	265,532	149,542	11,826	425,574
Income tax expense(benefit)	(454)	(574,759)	220,849	65,191	(289,173)

Income (loss) before minority interest	(872)	840,291	(71,307)	(53,365)	714,747
Minority interest	—	—	9,654	—	9,654

Income (loss) before equity in net earnings (losses) of subsidiaries	(872)	840,291	(80,961)	(53,365)	705,093
Equity in net earnings (losses) of subsidiaries	705,965	(134,326)	—	(571,639)	—

Net income (loss)	$705,093	$705,965	$(80,961)	$(625,004)	$705,093

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue
Interest income	$422,721	$1,133,814	$4,664,518	$(423,956)	$5,797,097
Interest expense	406,437	746,299	3,164,078	(444,712)	3,872,102

Net interest income	16,284	387,515	1,500,440	20,756	1,924,995
Provision for loan losses	—	149,577	512,403	(10,184)	651,796

Net interest income after provision for loan losses	16,284	237,938	988,037	30,940	1,273,199
Gain on sale of mortgage loans, net	—	727,633	339,986	(30,950)	1,036,669
Servicing fees	—	1,420,086	(1,296)	(2,510)	1,416,280
Amortization and impairment of servicing rights	—	(761,674)	(314)	—	(761,988)
Servicing asset valuation and hedge gain, net	—	17,186	—	—	17,186

Net servicing fees	—	675,598	(1,610)	(2,510)	671,478
Gain (loss) on investment securities, net	(1,553)	134,859	102,493	563	236,362
Real estate related revenues	—	132,345	575,616	—	707,961
Gain on sale of equity investments	—	—	4,213	—	4,213
Other income	—	193,718	216,071	(104,411)	305,378

Total net revenue	14,731	2,102,091	2,224,806	(106,368)	4,235,260

Expenses
Compensation and benefits	—	866,030	540,900	—	1,406,930
Professional fees	15	165,688	46,707	—	212,410
Data processing and telecommunications	—	139,208	60,641	—	199,849
Advertising	—	131,766	26,922	—	158,688
Occupancy	—	75,015	46,286	—	121,301
Other	4,677	322,868	299,542	(117,931)	509,156

Total expenses	4,692	1,700,575	1,020,998	(117,931)	2,608,334

Income (loss) before income tax expense	10,039	401,516	1,203,808	11,563	1,626,926
Income tax expense	3,840	169,775	422,283	10,402	606,300

Income (loss) before equity in net earnings of subsidiaries	6,199	231,741	781,525	1,161	1,020,626
Equity in net earnings of subsidiaries	1,014,427	782,686	—	(1,797,113)	—

Net income	$1,020,626	$1,014,427	$781,525	$(1,795,952)	$1,020,626

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue
Interest income	$—	$759,816	$4,258,905	$(27,840)	$4,990,881
Interest expense	—	354,805	2,087,786	(37,609)	2,404,982

Net interest income	—	405,011	2,171,119	9,769	2,585,899
Provision for loan losses	—	264,536	578,363	—	842,899

Net interest income after provision for loan losses	—	140,475	1,592,756	9,769	1,743,000
Gain on sale of mortgage loans, net	—	437,963	264,220	(5,280)	696,903
Servicing fees	—	1,303,354	(6,843)	(2,255)	1,294,256
Amortization and impairment of servicing rights	—	(1,003,745)	480	—	(1,003,265)
Servicing asset valuation and hedge gain, net	—	214,911	—	—	214,911

Net servicing fees	—	514,520	(6,363)	(2,255)	505,902
Gain (loss) on investment securities, net	—	96,383	(32,680)	—	63,703
Real estate related revenues	—	107,810	514,070	—	621,880
Gain on sale of equity investments	—	—	27,359	—	27,359
Other income	—	163,470	249,698	(105,189)	307,979

Total net revenue	—	1,460,621	2,609,060	(102,955)	3,966,726

Expenses
Compensation and benefits	—	708,259	508,278	—	1,216,537
Professional fees	—	175,549	49,167	—	224,716
Data processing and telecommunications	—	144,689	46,387	—	191,076
Advertising	—	125,288	26,057	—	151,345
Occupancy	—	69,554	38,011	—	107,565
Other	—	275,264	272,903	(83,032)	465,135

Total expenses	—	1,498,603	940,803	(83,032)	2,356,374

Income (loss) before income tax expense	—	(37,982)	1,668,257	(19,923)	1,610,352
Income tax expense	—	49,084	600,479	(7,423)	642,140

Income (loss) before equity in net earnings of subsidiaries	—	(87,066)	1,067,778	(12,500)	968,212
Equity in net earnings of subsidiaries	—	1,055,278	—	(1,055,278)	—

Net income	$—	$968,212	$1,067,778	$(1,067,778)	$968,212

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,282,196	$(13,581,729)	$(5,517,145)	$(2,286,994)	$(20,103,672)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in lending receivables	—	(1,348,836)	148,416	—	(1,200,420)
Originations and purchases of mortgage loans held for investment	(59,438)	(9,553,024)	(7,109,349)	1,403,021	(15,318,790)
Proceeds from sales and repayments of mortgage loans held for investment	—	3,276,931	23,320,568	(1,410,856)	25,186,643
Purchases of available for sale securities	—	(26)	(54,247)	—	(54,273)
Proceeds from sales and repayments of available for sale securities	—	1,825	22,503	—	24,328
Additions to mortgage servicing rights	—	(11,780)	—	—	(11,780)
Purchase of and advances to investments in real estate and other	—	(45,757)	(1,649,345)	—	(1,695,102)
Proceeds from sales of and returns of investments in real estate and other	—	637,536	740,674	—	1,378,210
Consolidation of IB Finance Holding Company LLC	—	—	251,347	—	251,347
Acquisitions, net of cash acquired	—	—	(2,551)	—	(2,551)
Payment of capital contribution	(100,000)	(461,314)	—	561,314	—
Net increase in affiliate lending	(3,998,484)	—	—	3,998,484	—
Purchase of non-voting interests and additional capital contributions in IB Finance Holding Company LLC	(1,463,500)	—	—	1,463,500	—
Other, net	—	224,398	756,799	262	981,459

Net cash provided by (used in) investing activities	(5,621,422)	(7,280,047)	16,424,815	6,015,725	9,539,071
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in affiliate borrowings	(4,130,000)	2,259,372	691,650	(3,998,484)	(5,177,462)
Net increase in other short-term borrowings	75,000	720,965	1,932,223	2,615	2,730,803
Proceeds from issuance of collateralized borrowings in securitization trusts	—	19,247,419	70,142	—	19,317,561
Repayments of collateralized borrowings in securitization trusts	—	—	(22,605,088)	—	(22,605,088)
Proceeds from secured aggregation facilities, long-term	—	—	29,071,067	—	29,071,067
Repayments of secured aggregation facilities, long-term	—	—	(27,942,989)	—	(27,942,989)
Proceeds from other long-term borrowings	8,204,465	—	6,093,582	—	14,298,047
Repayments of other long-term borrowings	—	—	(568,430)	—	(568,430)
Payments of debt issuance costs	(46,182)	—	(63,498)	—	(109,680)
Proceeds from capital contribution	—	100,000	1,924,814	(2,024,814)	—
Dividends paid	(580,752)	(1,167,252)	(1,124,700)	2,291,952	(580,752)
Increase in deposit liabilities	—	—	1,695,271	47,607	1,742,878

Net cash provided by (used in) financing activities	3,522,531	21,160,504	(10,825,956)	(3,681,124)	10,175,955
Effect of foreign exchange rates on cash and cash equivalents	22,481	—	118,259	—	140,740

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(794,214)	298,728	199,973	47,607	(247,906)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,626,814	158,167	556,252	(74,480)	2,266,753

CASH AND CASH EQUIVALENTS AT END OF YEAR	$832,600	$456,895	$756,225	$(26,873)	$2,018,847

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Transfer of $19.7 billion of mortgage loans held for investment from guarantor subsidiaries to non-guarantor subsidiaries.
Transfer of $19.2 billion of collateralized borrowings in securitization trusts from guarantor subsidiaries to non-guarantor subsidiaries.
Parent contributed $58.2 million of mortgage loans held for investment to non-guarantor subsidiaries.

RESIDENTIAL CAPITAL, LLC
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

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
RESIDENTIAL CAPITAL CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2004

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$—	$1,768,711	$139,384	$(210,702)	$1,697,393
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in lending receivables	—	349,026	(1,451,190)	—	(1,102,164)
Originations and purchases of mortgage loans held for investment	—	(37,137,192)	(1,263,614)	—	(38,400,806)
Proceeds from sales and repayments of mortgage loans held for investment	—	9,150,037	15,945,165	—	25,095,202
Purchases of available for sale securities	—	(1,103,427)	(61,656)	—	(1,165,083)
Proceeds from sales and repayments of available for sale securities	—	6,006	18,769	—	24,775
Additions to mortgage servicing rights	—	(240,659)	(856)	—	(241,515)
Purchase of and advances to investments in real estate and other	—	(43,375)	(840,465)	—	(883,840)
Proceeds from sales of and returns of investments in real estate and other	—	137,140	636,237	—	773,377
Acquisitions, net of cash acquired	—	(11,764)	—	—	(11,764)
Payment of capital contribution	—	(37,196)	—	37,196	—
Other, net	—	221,183	(12,087)	—	209,096

Net cash provided by (used in) investing activities	—	(28,710,221)	12,970,303	37,196	(15,702,722)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in affiliate borrowings	—	(1,346,345)	668,712	—	(677,633)
Net increase in other short-term borrowings	—	1,249,313	1,739,379	—	2,988,692
Proceeds from issuance of collateralized borrowings in securitization trusts	—	27,020,623	1,780,618	3,570	28,804,811
Repayments of collateralized borrowings in securitization trusts	—	—	(17,498,926)	—	(17,498,926)
Proceeds from other long-term borrowings	—	—	269,000	—	269,000
Repayments of other long-term borrowings	—	—	(220,000)	—	(220,000)
Payments of debt issuance costs	—	—	(102,618)	—	(102,618)
Proceeds from capital contribution	—	—	37,196	(37,196)	—
Dividends paid	—	—	(185,000)	185,000	—
Increase in deposit liabilities	—	—	383,515	—	383,515

Net cash provided by (used in) financing activities	—	26,923,591	(13,128,124)	151,374	13,946,841
Effect of foreign exchange rates on cash and cash equivalents	—	—	16,478	—	16,478

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(17,919)	(1,959)	(22,132)	(42,010)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	666,430	295,671	(21,008)	941,093

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$648,511	$293,712	$(43,140)	$899,083

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Transfer of $27.4 billion of mortgage loans held for investment from guarantor subsidiaries to non-guarantor subsidiaries.
Transfer of $27.0 billion of collateralized borrowings in securitization trusts from guarantor subsidiaries to non-guarantor subsidiaries.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
29.     Quarterly Financial Data (Unaudited)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,

	(In thousands)
Year ended December 31, 2006
Total net revenue	$941,876	$1,573,832	$792,641	$(285,840)
Operating expenses	602,409	695,066	643,670	655,790
Income tax expense (benefit)	137,973	330,618	65,538	(823,302)
Minority interest	—	—	—	9,654

Net income (loss)	$201,494	$548,148	$83,433	$(127,982)

Year ended December 31, 2005
Total net revenue	$1,127,577	$1,098,405	$1,173,622	$835,656
Operating expenses	598,727	639,358	702,320	667,929
Income tax expense	207,055	158,621	191,197	49,427

Net income	$321,795	$300,426	$280,105	$118,300

RESIDENTIAL CAPITAL, LLC
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
      There was no parent company activity during the year ended December 31, 2004 other than the initial capitalization of Residential Capital Corporation for $10 in August 2004.
CONDENSED BALANCE SHEET
December 31, 2006 and 2005
(In thousands)

	2006	2005

ASSETS
Cash and cash equivalents	$832,600	$1,626,814
Accounts receivable	3,450	6,661
Other assets	305,541	95,129
Investments in and loans to subsidiaries	22,107,251	16,885,741

Total assets	$23,248,842	$18,614,345

LIABILITIES
Borrowings:
Affiliate borrowings	$—	$4,130,000
Other borrowings	15,233,823	6,900,519

Total borrowings	15,233,823	11,030,519
Other liabilities	392,906	119,856

Total liabilities	15,626,729	11,150,375
STOCKHOLDER’S EQUITY
Common stock and paid-in capital	—	3,367,677
Member’s interest	3,837,943	—
Retained earnings	3,651,935	3,980,587
Accumulated other comprehensive income	132,235	115,706

Total stockholder’s equity	7,622,113	7,463,970

Total liabilities and stockholder’s equity	$23,248,842	$18,614,345

RESIDENTIAL CAPITAL, LLC
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY — (Continued)
CONDENSED STATEMENT OF INCOME
Years Ended December 31, 2006 and 2005
(In thousands)

	2006	2005

Revenue
Interest income	$919,261	$422,721
Interest expense	916,433	406,437

Net interest income	2,828	16,284
Loss on sale of mortgage loans, net	(1,283)	—
Gain (loss) on investment securities, net	286	(1,553)
Other income	2,096	—

Total net revenue	3,927	14,731
Expenses
Professional fees	—	15
Other	5,253	4,677

Total expenses	5,253	4,692

Income (loss) before income tax expense	(1,326)	10,039
Income tax expense (benefit)	(454)	3,840

Income (loss) before equity in net earnings of subsidiaries	(872)	6,199
Equity in net earnings of subsidiaries	705,965	1,014,427

Net income	$705,093	$1,020,626

RESIDENTIAL CAPITAL, LLC
SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY — (Continued)
CONDENSED STATEMENT OF CASH FLOWS
Years Ended December 31, 2006 and 2005
(In thousands)

	2006	2005

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,282,196	$20,529
CASH FLOWS FROM INVESTING ACTIVITIES:
Originations and purchases of mortgage loans held for investment	(59,438)	—
Net increase in affiliate lending	(3,998,484)	(3,477,487)
Purchase of non-voting interests and additional capital contributions in IB Finance Holding Company LLC	(1,463,500)	—
Payment of capital contribution	(100,000)	—
Other, net	—	(4,100)

Net cash used in investing activities	(5,621,422)	(3,481,587)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in affiliate borrowings	(4,130,000)	(1,879,000)
Net increase in other short-term borrowings	75,000	—
Proceeds from other long-term borrowings	8,204,465	7,003,053
Payments of debt issuance costs	(46,182)	(36,181)
Dividends paid	(580,752)	—

Net cash provided by financing activities	3,522,531	5,087,872
Effect of foreign exchange rates on cash and cash equivalents	22,481	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(794,214)	1,626,814
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,626,814	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$832,600	$1,626,814

RESIDENTIAL CAPITAL, LLC
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
	Period	Expenses	Accounts	Deductions(1)	Period

	(In thousands)
Year ended December 31, 2006
Allowance for loan losses	$1,253,313	$1,334,084	$25,667	$682,305	$1,930,759
Allowance for uncollectible servicing advances	4,690	3,405	—	3,550	4,545
Allowance for trade and other receivables	5,432	3,256	—	584	8,104
Liability for assets sold with recourse	37,015	71,868	—	6,736	102,147

	$1,300,450	$1,412,613	$25,667	$693,175	$2,045,555

Year ended December 31, 2005
Allowance for loan losses	$1,014,677	$651,796	$—	$413,160	$1,253,313
Allowance for uncollectible servicing advances	3,169	3,157	—	1,636	4,690
Allowance for trade and other receivables	6,383	1,305	—	2,256	5,432
Liability for assets sold with recourse	58,835	(8,402)	—	13,418	37,015

	$1,083,064	$647,856	$—	$430,470	$1,300,450

Year ended December 31, 2004
Allowance for loan losses	$617,950	$842,899	$—	$446,172	$1,014,677
Allowance for uncollectible servicing advances	5,179	1,944	—	3,954	3,169
Allowance for trade and other receivables	11,843	1,453	—	6,913	6,383
Liability for assets sold with recourse	71,339	3,786	—	16,290	58,835

	$706,311	$850,082	$—	$473,329	$1,083,064

(1)	Actual losses charged against the valuation allowance, net of recoveries and reclassification.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      None.

Item 9A.	CONTROLS AND PROCEDURES.
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
      Based on management’s evaluation, our Chief Executive and Chief Financial Officers each concluded that our disclosure controls and procedures were effective as of December 31, 2006.
      Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
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
      Omitted.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
      We retained PricewaterhouseCoopers LLP (PwC) to audit our consolidated financial statements for the years ended December 31, 2006 and 2005. We also retained PwC, as well as other accounting and consulting firms, to provide various other services in 2006 and 2005.

      The aggregate fees billed to us for professional services performed by PwC were as follows:

Year Ended December 31,	2006	2005

	(in thousands)
Audit fees (a)	$14,045	$11,011
Audit-related fees (b)	660	448
Tax fees (c)	813	602
All other fees	—	—

Total principal accountant fees	$15,518	$12,061

(a)	Audit fees pertain to the audit of our annual Consolidated Financial Statements, including reviews of the interim financial statements contained in our Quarterly Reports on Form 10-Q, completion of statutory reports, comfort letters to underwriters in connection with debt issuances, attest services, consents to the incorporation of the PwC audit report in publicly filed documents and assistance with and review of documents filed with the SEC.

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
      The services performed by PwC in 2006 were pre-approved in accordance with the pre-approval policy of the GM Audit Committee. This policy requires that during its first meeting of the fiscal year, the GM Audit Committee will be presented, for approval, a description of the Audit-related, Tax and Other services expected to be performed by the principal accountant during the fiscal year. Any requests for such services in excess of $1.0 million not contemplated during the first meeting must be submitted to the GM Audit Committee for specific pre-approval. Requests for services less than $1.0 million must be pre-approved by the Chairman of the GM Audit Committee, and reported to the full Committee at its next regularly scheduled meeting. Proposed fees for Audit services are presented to the GM Audit Committee for approval in May each year.
      The GM Audit Committee determined that all services provided by PwC during 2006 were compatible with maintaining their independence as principal accountants.
      As of December 2006, the GMAC Audit Committee assumed these responsibilities from the GM Audit Committee.
PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
      The exhibits listed on the accompanying index of Exhibits are filed or incorporated by reference as a part of this report. Such index is incorporated by reference.

SIGNATURES
      Pursuant to the requirement of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of March, 2007.

RESIDENTIAL CAPITAL, LLC
(Registrant)

By:	/s/ Bruce J. Paradis

Bruce J. Paradis
Chief Executive Officer
      Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities indicated on March 13th, 2007.

Signatures	Title

/s/ Eric A. Feldstein Eric A. Feldstein	Chairman

/s/ Bruce J. Paradis Bruce J. Paradis	Chief Executive Officer and Director

/s/ James R. Giertz James R. Giertz	Chief Financial Officer and Director

/s/ James N. Young James N. Young	Chief Accounting Officer and Controller

/s/ Thomas Jacob Thomas Jacob	Director

/s/ Sanjiv Khattri Sanjiv Khattri	Director

/s/ Thomas C. Melzer Thomas C. Melzer	Director

/s/ David C. Walker David C. Walker	Director

/s/ Linda K. Zukauckas Linda K. Zukauckas	Director

EXHIBIT INDEX

Exhibit
No	Description

2.1	Purchase and Assumption Agreement between GMAC Bank and GMAC Automotive Bank, dated November 20, 2006. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 27, 2006.)
2.2	Equity Purchase Agreement between GMAC LLC and Residential Capital, LLC, dated November 20, 2006. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on November 27, 2006.)
3.1	Certificate of Formation of Residential Capital, LLC. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 25, 2006.)
3.2	Certificate of Conversion to Limited Liability Company of Residential Capital, LLC. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on October 25, 2006.)
3.3	Limited Liability Company Agreement of Residential Capital, LLC. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on October 25, 2006.)
3.4	Certificate of Formation of GMAC Residential Holding Company, LLC.
3.5	Limited Liability Company Agreement of GMAC Residential Holding Company, LLC.
3.6	Certificate of Formation of GMAC-RFC Holding Company, LLC.
3.7	Limited Liability Company Agreement of GMAC-RFC Holding Company, LLC.
3.8	Certificate of Formation of GMAC Mortgage, LLC.
3.9	Limited Liability Company Agreement of GMAC Mortgage, LLC.
3.10	Certificate of Formation of Residential Funding Company, LLC.
3.11	Limited Liability Company Agreement of Residential Funding Company, LLC.
3.12	Certificate of Formation of HomeComings Financial, LLC.
3.13	Limited Liability Company Agreement of HomeComings Financial, LLC.
4.1	Indenture among Residential Capital Corporation, the guarantors party thereto and Deutsche Bank Trust Company Americas, dated June 24, 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 20, 2005.)
4.2	Supplemental Indenture among Residential Capital Corporation, the guarantors party thereto and Deutsche Bank Trust Company Americas, dated June 24, 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 20, 2005.)
4.3	Second Supplemental Indenture among Residential Capital Corporation, the guarantors party thereto and Deutsche Bank Trust Company Americas, dated November 21, 2005. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 28, 2006.)
10.1	Amended and Restated Operating Agreement between GMAC LLC and Residential Capital, LLC, dated November 27, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 30, 2006.)
10.2	Subordinated Note Agreement between Residential Capital Corporation and General Motors Acceptance Corporation, dated June 24, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 2, 2005.)
10.3	Tax Allocation Agreement between Residential Capital Corporation and General Motors Acceptance Corporation, dated June 24, 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 20, 2005.)

Exhibit
No	Description

10.4	Trademark License Agreement among Residential Capital Corporation, General Motors Corporation and General Motors Acceptance Corporation, dated June 24, 2005. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 2, 2005.)
10.5	Termination Agreement terminating Trademark License Agreement between Residential Capital, LLC and GMAC LLC, dated November 30, 2006. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on November 30, 2006.)
10.6	Intellectual Property Sublicense Agreement between Residential Capital, LLC and GMAC LLC, dated November 30, 2006. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on November 30, 2006.)
10.7	Amended and Restated Services and Facilities Agreement between Residential Capital, LLC and GMAC LLC, dated November 30, 2006. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 30, 2006.)
10.8	Revolving Credit Facility among Residential Capital Corporation, the several lenders from time to time parties thereto and General Motors Acceptance Corporation, as Agent, dated June 24, 2005. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 2, 2005.)
12.1	Computation of Ratio of Earnings to Fixed Charges.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/ 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/ 15d-14(a).
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