Form 10-Q
period 2007-03-31
RESIDENTIAL CAPITAL, LLC
filed 2007-05-08
CIK 1332815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007, or

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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of March 31, 2007, there were outstanding 1,000 limited liability company interests of the registrant.
Reduced Disclosure Format
      The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

RESIDENTIAL CAPITAL, LLC

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements.
RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006

	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$2,602,494	$2,018,847
Mortgage loans held for sale	22,013,665	27,007,382
Trading securities	5,659,922	4,562,073
Mortgage loans held for investment, net	63,590,182	67,927,951
Lending receivables, net	12,423,337	14,530,104
Mortgage servicing rights	5,107,781	4,930,061
Accounts receivable	2,747,259	2,561,200
Investments in real estate and other	2,509,058	2,622,149
Goodwill	471,914	471,463
Other assets	8,876,974	8,955,589

Total assets	$126,002,586	$135,586,819

LIABILITIES
Borrowings:
Collateralized borrowings in securitization trusts	$48,790,485	$53,299,518
Other borrowings	55,322,542	59,880,378

Total borrowings	104,113,027	113,179,896
Deposit liabilities	9,366,116	9,851,026
Other liabilities	4,712,744	4,374,006

Total liabilities	118,191,887	127,404,928
Minority interest	636,794	559,778
EQUITY
Member’s interest	4,337,943	3,837,943
Retained earnings	2,739,338	3,651,935
Accumulated other comprehensive income	96,624	132,235

Total equity	7,173,905	7,622,113

Total liabilities, minority interest and equity	$126,002,586	$135,586,819

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended
	March 31,

	2007	2006

	(Unaudited)
	(Dollars in thousands)
Revenue
Interest income	$2,134,712	$1,863,365
Interest expense	1,745,184	1,435,369

Net interest income	389,528	427,996
Provision for loan losses	545,009	122,733

Net interest income (loss) after provision for loan losses	(155,481)	305,263
Gain (loss) on sale of mortgage loans, net	(234,637)	267,064
Servicing fees	447,177	374,684
Servicing asset valuation and hedge activities, net	(302,354)	(185,513)

Net servicing fees	144,823	189,171
Gain (loss) on investment securities, net	39,934	(18,429)
Real estate related revenues	131,282	144,195
Other income	145,764	54,612

Total net revenue	71,685	941,876

Expenses
Compensation and benefits	333,911	306,804
Professional fees	57,986	56,800
Data processing and telecommunications	47,874	44,919
Advertising	30,420	41,748
Occupancy	34,751	32,825
Other	387,489	119,313

Total expenses	892,431	602,409

Income (loss) before income tax expense and minority interest	(820,746)	339,467
Income tax expense	70,641	137,973

Income (loss) before minority interest	(891,387)	201,494
Minority interest	19,089	—

Net income (loss)	$(910,476)	$201,494

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Three Months Ended March 31, 2007 and 2006

	Common				Accumulated
	Stock and				Other
	Paid-in	Member’s	Retained	Comprehensive	Comprehensive	Total
	Capital	Interest	Earnings	Income	Income	Equity

	(Unaudited)
	(Dollars in thousands)
Balance at January 1, 2007	$—	$3,837,943	$3,651,935		$132,235	$7,622,113
Net loss	—	—	(910,476)	$(910,476)	—	(910,476)
Cumulative effect of change in accounting principle as of January 1, 2007, net of tax:
Adoption of Financial Accounting Standards Board Interpretation No. 48	—	—	(2,121)	—	—	(2,121)
Capital contribution	—	500,000	—	—	—	500,000
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	—	—	—	686	—	686
Foreign currency translation adjustment	—	—	—	(659)	—	(659)
Unrealized loss on cash flow hedges	—	—	—	(35,638)	—	(35,638)

Other comprehensive income	—	—	—	(35,611)	(35,611)	—

Comprehensive income	—	—	—	$(946,087)	—	—

Balance at March 31, 2007	$—	$4,337,943	$2,739,338		$96,624	$7,173,905

Balance at January 1, 2006	$3,367,677	$—	$3,980,587		$115,706	$7,463,970
Cumulative effect of change in accounting principle as of January 1, 2006, net of tax:
Transfer of unrealized loss for certain available for sale securities to trading securities	—	—	(16,717)	$—	16,717	—
Recognize mortgage servicing rights at fair value	—	—	3,850	3,850	—	3,850
Net income	—	—	201,494	201,494		201,494
Capital contributions	25,281	—	—	—	—	25,281
Other comprehensive income, net of tax:
Unrealized loss on available for sale securities	—	—	—	(175)	—	(175)
Foreign currency translation adjustment	—	—	—	2,708	—	2,708
Unrealized gain on cash flow hedges	—	—	—	66,351	—	66,351

Other comprehensive income	—	—	—	68,884	68,884	—

Comprehensive income	—	—	—	$274,228	—	—

Balance at March 31, 2006	$3,392,958	$—	$4,169,214		$201,307	$7,763,479

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006

	2007	2006

	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(910,476)	$201,494
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	191,553	90,666
Provision for loan losses	545,009	122,733
(Gain) loss on sale of mortgage loans, net	234,637	(267,064)
Net (gain) loss on sale of other assets	18,634	(12,444)
Minority interest	19,089	—
(Gain) loss on investment securities, net	(39,934)	18,429
Equity in earnings of investees in excess of cash received	(17,226)	(32,213)
(Gain) loss on valuation of mortgage servicing rights	261,982	(194,536)
Originations and purchases of mortgage loans held for sale	(36,227,342)	(35,539,837)
Proceeds from sales and repayments of mortgage loans held for sale	40,181,401	32,344,307
Deferred income tax	(8,323)	238,705
Net change in:
Trading securities	(1,260,252)	608,865
Accounts receivable	(206,474)	(5,089)
Other assets	661,966	(134,835)
Other liabilities	332,175	(206,178)

Net cash provided by (used in) operating activities	3,776,419	(2,766,997)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in lending receivables	1,940,742	1,021,803
Originations and purchases of mortgage loans held for investment	(1,814,457)	(6,452,537)
Proceeds from sales and repayments of mortgage loans held for investment	5,491,524	5,852,269
Purchases of and advances to investments in real estate and other	(103,754)	(457,688)
Proceeds from sales of and returns of investments in real estate and other	222,676	194,456
Other, net	142,153	53,404

Net cash provided by investing activities	5,878,884	211,707
The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006 — (Continued)

	2007	2006

	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in affiliate borrowings	$—	$(486,342)
Net decrease in other short-term borrowings	(2,242,891)	(3,280,545)
Proceeds from issuance of collateralized borrowings in securitization trusts	261,531	7,726,261
Repayments of collateralized borrowings in securitization trusts	(4,795,865)	(5,131,505)
Proceeds from secured aggregation facilities, long-term	4,016,419	4,513,759
Repayments of secured aggregation facilities, long-term	(7,024,998)	(5,141,761)
Proceeds from other long-term borrowings	1,191,744	3,039,925
Repayments of other long-term borrowings	(499,248)	(149,668)
Payments of debt issuance costs	(6,297)	(35,119)
Capital contribution	500,000	—
Increase (decrease) in deposit liabilities	(484,910)	1,472,341

Net cash provided by (used in) financing activities	(9,084,515)	2,527,346
Effect of foreign exchange rates on cash and cash equivalents	12,859	(5,232)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	583,647	(33,176)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,018,847	2,266,753

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,602,494	$2,233,577

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Available for sale securities transferred to trading securities	$—	$927,141
Mortgage loans held for sale transferred to mortgage loans held for investment	450,058	4,660,605
Mortgage loans held for investment transferred to mortgage loans held for sale	320,887	468,057
Mortgage loans held for investment transferred to other assets	713,644	359,894
Originations of mortgage servicing rights from sold loans	441,386	310,906
Contributions of lending receivables	10,911	25,282
The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
      Residential Capital, LLC (the Company) is a wholly-owned subsidiary of GMAC Mortgage Group, LLC, which is a wholly-owned subsidiary of GMAC LLC (GMAC).
      The condensed consolidated financial statements as of March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006 are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
      The interim period consolidated financial statements, including the related notes, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the United States Securities and Exchange Commission.
      Beginning January 1, 2007, based on changes in the organizational structure and management for the GMAC Residential and Residential Capital Group operating business segments, these segments have been combined and are being reported as one reportable operating segment — Residential Finance Group. As a result, prior year financial data has been changed to reflect the current period presentation.
     Recently Issued Accounting Standards
      Statement of Financial Accounting Standards No. 155 — In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No. 155), which (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies the concentrations of credit in the form of subordination are not embedded derivatives, and (5) amends Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of SFAS No. 155 did not have a material impact on the Company’s financial position or results of operations.
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

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
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
      Statement of Financial Accounting Standards No. 157 — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 are applied prospectively. Management is assessing the potential impact of SFAS No. 157 on the Company’s consolidated financial condition and results of operations.
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

2.	Change in Accounting Principle
      On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which supplements Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is more-likely-than-not to be sustained solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. The adoption of this interpretation resulted in a $2.1 million decrease in retained earnings.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
      The liability for uncertain income tax positions totaled $11.0 million at January 1, 2007. The entire amount would affect the Company’s effective tax rate if recognized. The liability also included approximately $2.4 million for the payment of interest and penalties. The Company recognizes interest and penalties related to uncertain income tax positions in interest expense. There were no significant changes to the liability for uncertain income tax positions during the quarter ended March 31, 2007.
      It is reasonably possible that the tax years 2001-2003 will be settled as of December 31, 2007. As a result, the liability for uncertain tax positions would decrease by $5.6 million.

3.	Trading Securities
      Trading securities were as follows:

	March 31,	December 31,
	2007	2006

	(In thousands)
Mortgage and asset-backed securities	$2,614,503	$1,748,328
U.S. Treasury securities	596,110	400,962
Principal-only securities	987,171	956,741
Residual interests	1,072,354	1,018,895
Interest-only securities	386,425	369,484
Other	3,359	67,663

Total	$5,659,922	$4,562,073

Net unrealized gains (losses)	$43,821	$(10,118)
Pledged as collateral	4,772,781	3,681,269
      Interests that continue to be held by the Company from the Company’s off-balance sheet securitizations are retained in the form of mortgage-backed securities, residual interests, interest-only strips and principal-only strips. At March 31, 2007, trading securities totaling $2.1 billion are interests that continue to be held by the Company from the Company’s off-balance sheet securitizations.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

4.	Mortgage Loans Held for Investment
      Mortgage loans held for investment were as follows:

	March 31,	December 31,
	2007	2006

	(In thousands)
Prime conforming	$1,115,833	$988,448
Prime non-conforming	9,622,865	9,060,112
Nonprime	47,887,778	52,340,739
Prime second-lien	6,622,941	7,046,301
Government	535	712

Total	65,249,952	69,436,312
Less allowance for loan losses	(1,659,770)	(1,508,361)

Total, net	$63,590,182	$67,927,951

      At March 31, 2007, the unpaid principal balance of mortgage loans held for investment relating to securitization transactions accounted for as collateralized borrowings in securitization trusts and pledged as collateral totaled $50.3 billion. The investors in these on-balance sheet securitizations and the securitization trusts have no recourse to the Company’s other assets beyond the loans pledged as collateral. Additionally, the Company pledged mortgage loans held for investment of $13.9 billion as collateral for other secured borrowings at March 31, 2007.
      At March 31, 2007, mortgage loans held for investment on nonaccrual status totaled $7.8 billion. If nonaccrual mortgage loans held for investment had performed in accordance with their original terms, the Company would have recorded additional interest income of approximately $128.5 and $94.6 million during the three months ended March 31, 2007 and 2006, respectively.
      The Company mitigates some of the credit risk associated with holding certain of the mortgage loans held for investment by purchasing mortgage insurance. Mortgage loans with an unpaid principal balance of $1.7 billion at March 31, 2007 have limited protection through this insurance. This insurance pertains to certain nonprime loans originated or acquired during the years ended December 31, 2002 through 2004.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

5.	Lending Receivables
      The composition of lending receivables was as follows:

	March 31,	December 31,
	2007	2006

	(In thousands)
Construction:
Residential	$2,760,757	$2,697,171
Residential mezzanine	367,477	380,830
Resort	155,743	133,716

Total construction	3,283,977	3,211,717
Warehouse	6,477,758	8,804,803
Commercial business	1,803,667	1,699,694
Healthcare	829,153	761,983
Commercial real estate	446,506	335,938
Other	107,601	112,610

Total	12,948,662	14,926,745
Less allowance for loan losses	(525,325)	(396,641)

Total, net	$12,423,337	$14,530,104

      At March 31, 2007, the Company pledged lending receivables of $9.7 billion as collateral for certain borrowings.
      At March 31, 2007, lending receivables on nonaccrual status totaled $1.4 billion. If lending receivables had performed in accordance with their original terms, the Company would have recorded additional interest income of approximately $29.0 and $1.8 million during the three months ended March 31, 2007 and 2006, respectively.

6.	Allowance for Loan Losses
      The following is a summary of the activity in the allowance for loan losses for the three months ended March 31, 2007 and 2006:

	Mortgage Loans
	Held for	Lending
	Investment	Receivables	Other	Total

	(In thousands)
Balance at January 1, 2007	$1,508,361	$396,641	$25,757	$1,930,759
Provision for loan losses	364,750	177,160	3,099	545,009
Charge-offs	(228,432)	(48,522)	(2,196)	(279,150)
Recoveries	15,091	46	932	16,069

Balance at March 31, 2007	$1,659,770	$525,325	$27,592	$2,212,687

Balance at January 1, 2006	$1,065,906	$187,407	$—	$1,253,313
Provision for loan losses	128,391	(5,658)	—	122,733
Charge-offs	(129,893)	(420)	—	(130,313)
Recoveries	14,924	23	—	14,947

Balance at March 31, 2006	$1,079,328	$181,352	$—	$1,260,680

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

7.	Mortgage Servicing Rights
      The Company defines its classes of servicing rights based on both the availability of market inputs and the manner in which the Company manages its risks of its servicing assets and liabilities. The Company manages its servicing rights at the legal entity level domestically and the reportable operating segment level internationally and sufficient market inputs exist to determine the fair value of the Company’s recognized servicing assets and servicing liabilities. The following table summarizes the Company’s activity related to mortgage servicing rights carried at fair value:

	Mortgage Servicing
	Rights Managed By

		GMAC-RFC	International
	GMAC Residential	Holding	Business
	Holding	(domestic only)	Group	Eliminations	Total

	(In thousands)
Estimated fair value at January 1, 2007	$3,752,733	$1,164,585	$12,743	$—	$4,930,061
Additions obtained from sales of mortgage loans	293,744	146,376	1,266	—	441,386
Additions from purchases of servicing assets	8,884	—	—	(8,884)	—
Subtractions from sales of servicing assets	—	(8,884)	—	8,884	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(88,393)	(15,888)	—	—	(104,281)
Other changes in fair value	(78,166)	(79,028)	(507)	—	(157,701)
Other changes that affect the balance	—	(1,844)	160	—	(1,684)

Estimated fair value at March 31, 2007	$3,888,802	$1,205,317	$13,662	$—	$5,107,781

Estimated fair value at January 1, 2006	$3,056,446	$959,708	$4,850	$—	$4,021,004
Additions obtained from sales of mortgage loans	206,283	104,648	—	—	310,931
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	317,425	41,591	—	—	359,016
Other changes in fair value	(95,685)	(68,096)	(285)	—	(164,066)
Other changes that affect the balance	—	(552)	138	—	(414)

Estimated fair value at March 31, 2006	$3,484,469	$1,037,299	$4,703	$—	$4,526,471

      Changes in fair value due to changes in valuation inputs or assumptions used in the valuation models include all changes due to a revaluation by a model or by a benchmarking exercise. This line item also includes changes in fair value due to a change in valuation assumptions and/or model calculations. Management converted the

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
valuation of mortgage servicing rights managed within the GMAC-RFC Holding portfolio (domestic only) to a single valuation platform. This platform conversion included changing methodologies surrounding certain assumptions used in the mortgage servicing right valuation. The impact of these changes increased the valuation $42.4 million and is included in the overall $15.9 million unfavorable change in fair value due to changes in valuation inputs or assumptions used in the valuation model. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic run-off of the portfolio. Other changes that affect the balance primarily include foreign currency adjustments and the extinguishment of mortgage servicing rights related to clean-up calls of securitization transactions.
      The following are key assumptions used by the Company in valuing its mortgage servicing rights:

		GMAC-RFC	International
	GMAC Residential	Holding	Business
March 31, 2007	Holding	(domestic only)	Group

Weighted average prepayment speed	18.0%	28.6%	8.6%
Range of prepayment speeds	16.6-43.6%	26.3-30.0%	1.0-24.7%
Weighted average discount rate	8.3%	11.0%	8.0%
Range of discount rates	8.0-13.0%	10.0-12.3%	8.0-8.0%

		GMAC-RFC	International
	GMAC Residential	Holding	Business
March 31, 2006	Holding	(domestic only)	Group

Weighted average prepayment speed	17.5%	28.1%	8.7%
Range of prepayment speeds	16.6-36.7%	14.0-38.4%	7.0-15.0%
Weighted average discount rate	9.3%	12.4%	8.0%
Range of discount rates	9.1-13.2%	12.0-14.0%	8.0-8.0%
      The key economic assumptions for the initial recording of the MSR’s were as follows:

		GMAC-RFC	International
	GMAC Residential	Holding	Business
Three months ended March 31, 2007	Holding	(domestic only)	Group

Range of prepayment speeds (constant prepayment rate)	15.0-37.2%	10.0-35.0%	1.0-15.4%
Range of discount rates	7.9-13.1%	10.2-14.1%	8.0-8.0%

		GMAC-RFC	International
	GMAC Residential	Holding	Business
Three months ended March 31, 2006	Holding	(domestic only)	Group

Range of prepayment speeds (constant prepayment rate)	18.5-41.0%	8.0-38.0%	—
Range of discount rates	8.8-13.2%	11.0-15.0%	—
      The Company’s servicing rights’ primary risk is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher than expected prepayments, which could reduce the value of the mortgage servicing rights. The Company economically hedges the income statement impact of these risks with both derivative and non-derivative financial instruments. These instruments include interest rate swaps, caps, and floors, options to purchase these items, futures and forward contracts, and/or purchasing or selling U.S. Treasury and principal-only securities. At March 31, 2007, the fair value of derivative financial instruments and non-derivative financial instruments used to mitigate these risks amounted to $187.8 million and $1.5 billion, respectively. At March 31, 2006, the fair value of derivative financial

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
instruments and non-derivative financial instruments used to mitigate these risks amounted to $68.5 million and $1.9 billion, respectively. The change in the fair value of the derivative financial instruments amounted to losses of $40.7 and $380.5 million for the three months ended March 31, 2007 and 2006, respectively, and is included in servicing asset valuation and hedge activities, net in the Condensed Consolidated Statement of Income.
      The components of servicing fees were as follows:

	Three Months Ended
	March 31,

	2007	2006

	(In thousands)
Contractual servicing fees (net of guarantee fees and including subservicing)	$380,148	$321,020
Late fees	37,828	30,488
Ancillary fees	29,201	23,176

Total	$447,177	$374,684

      At March 31, 2007, the Company had pledged mortgage servicing rights of $2.6 billion as collateral for borrowings.

8.	Borrowings
      Borrowings were as follows:

	March 31,	December 31,
	2007	2006

	(In thousands)
Collateralized borrowings in securitization trusts(a)	$48,790,485	$53,299,518
Other borrowings:
Secured aggregation facilities — short-term	10,446,067	13,079,221
Secured aggregation facilities — long-term(a)	2,858,104	5,866,684
Repurchase agreements — short-term	12,261,885	10,961,850
Repurchase agreements — long-term(a)	344,662	543,675
Senior unsecured notes(a)	12,441,621	12,408,822
Subordinated unsecured note(a)	1,000,000	1,000,000
FHLB advances — long-term(a)	8,313,000	7,279,000
Third-party bank credit facilities — short-term	841,000	475,000
Third-party bank credit facilities — long-term(a)	1,750,000	1,750,000
Debt collateralized by mortgage loans	1,640,111	3,017,961
Servicing advances	710,299	728,750
Investor custodial funds	—	131,709
Other — short-term	2,049,042	1,820,111
Other — long-term(a)	666,751	817,595

Total other borrowings	55,322,542	59,880,378

Total borrowings	$104,113,027	$113,179,896

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

(a)	Represents borrowings with an original contractual maturity in excess of one year.
      The following summarizes assets that are pledged as collateral for the payment of certain debt obligations:

	March 31,	December 31,
	2007	2006

	(In thousands)
Mortgage loans held for investment	$64,169,808	$68,480,110
Mortgage loans held for sale	18,386,757	22,833,819
Trading securities	4,772,781	3,639,702
Mortgage servicing rights	2,590,142	2,447,084
Lending receivables	9,653,572	11,804,708
Accounts receivable	968,516	946,014
Investments in real estate and other	863,342	719,116
Other assets	921,277	1,563,691

Total assets pledged as collateral	$102,326,195	$112,434,244

Related secured debt	$86,805,364	$96,205,963

      GMAC Bank has entered into an advances agreement with the Federal Home Loan Bank of Pittsburgh (FHLB). Under the agreement, GMAC Bank had assets restricted as collateral totaling $15.6 billion as of March 31, 2007. However, the FHLB will allow GMAC Bank to freely encumber any assets restricted as collateral not needed to collateralize existing FHLB advances notwithstanding the FHLB’s existing lien on such assets. As of March 31, 2007, GMAC Bank had $4.5 billion of assets restricted as collateral that were available to be encumbered elsewhere.
      The assets that were pledged as collateral in the preceding table include assets that can be sold or repledged by the secured party. The assets that could be sold or repledged were as follows:

	March 31,	December 31,
	2007	2006

	(In thousands)
Mortgage loans held for sale	$7,090,931	$5,513,015
Trading securities	4,088,999	2,945,653
Mortgage loans held for investment	1,562,166	1,667,978
Investments in real estate and other	67,679	48,193

Total	$12,809,775	$10,174,839

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

9.	Deposit Liabilities
      Deposit liabilities were as follows:

	March 31,	December 31,
	2007	2006

	(In thousands)
Non-interest bearing deposits	$1,653,819	$1,358,630
NOW and money market checking accounts	1,859,158	1,806,156
Certificates of deposit	5,853,139	6,686,240

Total	$9,366,116	$9,851,026

      Non-interest bearing deposits primarily represent third-party escrows associated with the Company’s loan servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At March 31, 2007, certificates of deposit included $4.7 billion of brokered certificates of deposit.

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
      The following table summarizes the pretax earnings impact of the ineffectiveness portion of the changes in fair value for each type of accounting hedge classification segregated by the asset or liability hedged:

Three Months Ended March 31,	2007	2006	Income Statement Classification

	(In millions)
Fair value hedge ineffectiveness loss:
Mortgage loans held for sale	$(0.7)	$(5.7)	Gain on sale of mortgage loans
Cash flow hedge ineffectiveness gain:
Issuance of collateralized borrowings	—	0.4	Interest expense

Total	$(0.7)	$(5.3)

      There were no net gains on fair value hedges excluded from assessment of effectiveness for the three months ended March 31, 2007 and 2006.

11.	Related Party Transactions
      The Company incurred interest expense of $0.0 and $90.6 million for the three months ended March 31, 2007 and 2006, respectively, related to borrowings from GMAC.
      The Company provides global relocation services to GM and GMAC for certain relocations of their employees. The Company recorded revenue of $2.0 and $1.9 million for such services in the three months ended March 31, 2007 and 2006, respectively. In addition, GM and GMAC had mortgage-related fees for

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
certain of their employees resulting in revenue of $0.7 and $0.8 million for the three months ended March 31, 2007 and 2006, respectively.
      During the three months ended March 31, 2007, the Company received cash payments totaling $249.2 million from GMAC for its settlement of its intercompany tax receivable from GM that related to the Company’s estimated tax liability for the period ended November 30, 2006.
      GMAC provided the Company with certain services for which a management fee was charged. The Company incurred GMAC management fees expense of $13.3 and $2.3 million for the three months ended March 31, 2007 and 2006, respectively. In addition, the Company received $3.6 and $1.9 million from GMAC for certain services related to risk management activities for the three months ended March 31, 2007 and 2006, respectively.
      The Company provides working capital funding and construction lending financing for affiliates of equity method investees. The affiliates of the investees had outstanding working capital balances of $5.0 and $54.5 million at March 31, 2007 and 2006, respectively. The Company recognized interest income of $0.1 and $1.0 million for the three months ended March 31, 2007 and 2006, respectively, on these balances. The affiliates of the investees had outstanding construction lending receivable balances of $1.9 million at March 31, 2007. The Company recognized interest income on these receivables of $0.1 and $4.9 million for the three months ended March 31, 2007 and 2006, respectively.
      The Company provides warehouse funding to other equity method investees. The outstanding warehouse lending receivable balance for the investees was $70.8 million as of March 31, 2007. The Company recognized interest income on these receivables of $1.7 and $1.9 million for the three months ended March 31, 2007 and 2006, respectively. The Company purchased $15.7 and $114.3 million of loans at market prices from the investees during the first three months of 2007 and 2006, respectively.
      The Company had short-term receivables from unconsolidated affiliates of $11.0 million included within accounts receivable at March 31, 2007. In addition, the Company had lending receivables from an affiliate of FIM Holdings LLC of $278.0 million and a total commitment of $500.0 million. The Company recognized interest income on these lending receivables of $6.6 million for the three months ended March 31, 2007.
      At March 31, 2007, GMAC Bank’s deposit liabilities included a $296.5 million deposit from GMAC. The Company incurred interest expense of $3.3 million for the three months ended March 31, 2007 on this deposit from GMAC.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

12.	Segment Information
      Refer to Note 1 to the Condensed Consolidated Financial Statements for a discussion on changes to the reportable segments. Financial results for the Company’s reportable operating segments were as follows:

	Residential	Business	International
	Finance	Capital	Business	Corporate
Three Months Ended March 31,	Group	Group	Group	and Other	Eliminations	Consolidated

	(In thousands)
2007
Net interest income (expense)	$327,625	$34,565	$32,488	$(5,150)	$—	$389,528
Provision for loan losses	(511,433)	(24,698)	(5,752)	(3,126)	—	(545,009)
Other revenue	(88,725)	60,733	142,481	112,677	—	227,166

Total net revenue	(272,533)	70,600	169,217	104,401	—	71,685
Operating expenses	701,300	18,828	91,215	81,088	—	892,431

Income (loss) before income tax expense and minority interest	(973,833)	51,772	78,002	23,313	—	(820,746)
Income tax expense	25,932	259	32,982	11,468	—	70,641

Income (loss) before minority interest	(999,765)	51,513	45,020	11,845	—	(891,387)
Minority interest	—	—	—	19,089	—	19,089

Net income (loss)	$(999,765)	$51,513	$45,020	$(7,244)	$—	$(910,476)

Total assets	$100,420,480	$7,470,646	$11,751,903	$27,868,961	$(21,509,404)	$126,002,586

Net interest income (expense) from other segments	$(141,295)	$(72,064)	$(25,993)	$239,352	$—	$—

	Residential	Business	International
	Finance	Capital	Business	Corporate
Three Months Ended March 31,	Group	Group	Group	and Other	Eliminations	Consolidated

	(In thousands)
2006
Net interest income	$366,086	$20,775	$41,124	$11	$—	$427,996
Provision for loan losses	(119,420)	(62)	(3,268)	17	—	(122,733)
Other revenue	480,205	80,953	75,545	(90)	—	636,613

Total net revenue	726,871	101,666	113,401	(62)	—	941,876
Operating expenses	534,578	12,527	54,829	475	—	602,409

Income (loss) before income tax expense	192,293	89,139	58,572	(537)	—	339,467
Income tax expense (benefit)	86,400	35,059	17,215	(701)	—	137,973

Net income	$105,893	$54,080	$41,357	$164	$—	$201,494

Total assets	$104,356,921	$5,947,491	$9,682,805	$20,202,332	$(18,251,063)	$121,938,486

Net interest income (expense) from other segments	$(119,865)	$(65,081)	$5,544	$179,402	$—	$—

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

13.	Regulatory Matters
      Certain subsidiaries of the Company associated with the Company’s mortgage and real estate operations are required to maintain certain regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state and foreign agencies that could have a material effect on the Company’s results of operations and financial condition. These entities were in compliance with these requirements as of March 31, 2007.
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
      The FDIC requires the Bank to maintain a well capitalized categorization, under the regulatory framework (see table below), for the first three years of operation. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios were as follows:

			Minimum to be
	Actual		Well Capitalized

March 31, 2007	Amount	Ratio	Amount	Ratio

	(Dollars in		(Dollars in
	thousands)		thousands)
Total capital (Tier 1 + Tier 2) to risk weighted assets	$2,339.7	15.4%	$1,517.6	10.0%
Tier 1 capital to risk weighted assets	2,275.9	15.0%	910.6	6.0%
Tier 1 capital to average assets (leveraged ratio)	2,275.9	11.3%	1,615.2	8.0%

14.	Supplemental Financial Information
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

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$1,486,471	$518,209	$628,074	$(30,260)	$2,602,494
Mortgage loans held for sale	—	8,873,556	13,140,740	(631)	22,013,665
Trading securities	—	2,531,516	3,128,406	—	5,659,922
Mortgage loans held for investment, net	—	2,072,598	61,584,707	(67,123)	63,590,182
Lending receivables, net	—	2,374,077	10,049,254	6	12,423,337
Mortgage servicing rights	—	5,094,120	13,661	—	5,107,781
Accounts receivable	4,983	1,600,731	1,639,321	(497,776)	2,747,259
Investments in real estate and other	—	113,630	2,395,428	—	2,509,058
Goodwill	—	218,803	253,111	—	471,914
Other assets	334,189	6,080,542	7,194,593	(4,732,350)	8,876,974
Investment in and loans to subsidiaries	21,350,612	3,998,657	—	(25,349,269)	—

Total assets	$23,176,255	$33,476,439	$100,027,295	$(30,677,403)	$126,002,586

LIABILITIES
Borrowings:
Affiliate borrowings	$—	$12,605,000	$1,543,756	$(14,148,756)	$—
Collateralized borrowings in securitization trusts	—	—	48,790,485	—	48,790,485
Other borrowings	15,632,621	11,102,996	29,541,426	(954,501)	55,322,542

Total borrowings	15,632,621	23,707,996	79,875,667	(15,103,257)	104,113,027
Deposit liabilities	—	—	9,411,376	(45,260)	9,366,116
Other liabilities	369,729	2,566,587	6,064,545	(4,288,117)	4,712,744

Total liabilities	16,002,350	26,274,583	95,351,588	(19,436,634)	118,191,887
Minority interest	—	—	636,794	—	636,794

EQUITY
Common stock and paid-in capital	—	—	166,601	(166,601)	—
Member’s interest	4,337,943	4,959,599	2,452,631	(7,412,230)	4,337,943
Retained earnings	2,739,338	2,143,963	1,323,110	(3,467,073)	2,739,338
Accumulated other comprehensive income	96,624	98,294	96,571	(194,865)	96,624

Total equity	7,173,905	7,201,856	4,038,913	(11,240,769)	7,173,905

Total liabilities, minority interest and equity	$23,176,255	$33,476,439	$100,027,295	$(30,677,403)	$126,002,586

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue
Interest income	$263,553	$443,665	$1,684,817	$(257,323)	$2,134,712
Interest expense	261,933	328,877	1,419,687	(265,313)	1,745,184

Net interest income	1,620	114,788	265,130	7,990	389,528
Provision for loan losses	—	208,004	337,350	(345)	545,009

Net interest income (loss) after provision for loan losses	1,620	(93,216)	(72,220)	8,335	(155,481)
Gain (loss) on sale of mortgage loans, net	—	(308,648)	76,959	(2,948)	(234,637)
Servicing fees	—	438,739	10,257	(1,819)	447,177
Servicing asset valuation and hedge activities, net	—	(301,848)	(506)	—	(302,354)

Net servicing fees	—	136,891	9,751	(1,819)	144,823
Gain on investment securities, net	—	19,863	20,071	—	39,934
Real estate related revenues	—	12,906	118,376	—	131,282
Other income	828	38,772	133,674	(27,510)	145,764

Total net revenue	2,448	(193,432)	286,611	(23,942)	71,685

Expenses
Compensation and benefits	—	211,760	122,151	—	333,911
Professional fees	—	44,567	13,419	—	57,986
Data processing and telecommunications	—	32,740	15,134	—	47,874
Advertising	—	21,904	8,516	—	30,420
Occupancy	—	21,010	13,741	—	34,751
Other	(1,100)	247,909	171,889	(31,209)	387,489

Total expenses	(1,100)	579,890	344,850	(31,209)	892,431

Income (loss) before income tax expense and minority interest	3,548	(773,322)	(58,239)	7,267	(820,746)
Income tax expense (benefit)	—	(3,835)	75,549	(1,073)	70,641

Income (loss) before minority interest	3,548	(769,487)	(133,788)	8,340	(891,387)
Minority interest	—	—	19,089	—	19,089

Income (loss) before equity in net losses of subsidiaries	3,548	(769,487)	(152,877)	8,340	(910,476)
Equity in net losses of subsidiaries	(914,024)	(144,537)	—	1,058,561	—

Net loss	$(910,476)	$(914,024)	$(152,877)	$1,066,901	$(910,476)

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
Revenue
Interest income	$202,436	$420,337	$1,427,604	$(187,012)	$1,863,365
Interest expense	201,125	248,352	1,183,932	(198,040)	1,435,369

Net interest income	1,311	171,985	243,672	11,028	427,996
Provision for loan losses	—	10,337	113,036	(640)	122,733

Net interest income after provision for loan losses	1,311	161,648	130,636	11,668	305,263
Gain on sale of mortgage loans, net	—	173,893	114,059	(20,888)	267,064
Servicing fees	—	377,334	(1,219)	(1,431)	374,684
Servicing asset valuation and hedge activities, net	—	(185,226)	(287)	—	(185,513)

Net servicing fees	—	192,108	(1,506)	(1,431)	189,171
Gain (loss) on investment securities, net	(90)	(46,069)	27,730	—	(18,429)
Real estate related revenues	—	26,221	117,974	—	144,195
Other income	—	33,800	41,477	(20,665)	54,612

Total net revenue	1,221	541,601	430,370	(31,316)	941,876
Expenses
Compensation and benefits	—	195,126	111,678	—	306,804
Professional fees	—	44,682	12,118	—	56,800
Data processing and telecommunications	—	32,721	12,198	—	44,919
Advertising	—	34,221	7,527	—	41,748
Occupancy	—	20,536	12,289	—	32,825
Other	1,072	78,103	61,313	(21,175)	119,313

Total expenses	1,072	405,389	217,123	(21,175)	602,409

Income before income tax expense	149	136,212	213,247	(10,141)	339,467
Income tax expense	57	69,686	71,459	(3,229)	137,973

Income before equity in net earnings of subsidiaries	92	66,526	141,788	(6,912)	201,494
Equity in net earnings of subsidiaries	201,402	134,876	—	(336,278)	—

Net income	$201,494	$201,402	$141,788	$(343,190)	$201,494

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(12,840)	$(1,652,857)	$5,451,720	$(9,604)	$3,776,419
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in lending receivables	—	335,018	1,605,724	—	1,940,742
Originations and purchases of mortgage loans held for investment	—	(448,296)	(1,357,125)	(9,036)	(1,814,457)
Proceeds from sales and repayments of mortgage loans held for investment	—	751,707	4,740,456	(639)	5,491,524
Purchases of and advances to investments in real estate and other	—	(2,706)	(101,048)	—	(103,754)
Proceeds from sales of and returns of investments in real estate and other	—	17,135	205,541	—	222,676
Payment of capital contribution	—	(159,246)	—	159,246	—
Net increase in affiliate lending	(193,529)	—	—	193,529	—
Other, net	—	207,287	(65,134)	—	142,153

Net cash provided by (used in) investing activities	(193,529)	700,899	5,028,414	343,100	5,878,884
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in affiliate borrowings	—	417,000	(223,471)	(193,529)	—
Net increase (decrease) in other short-term borrowings	366,000	334,741	(2,943,632)	—	(2,242,891)
Proceeds from issuance of collateralized borrowings in securitization trusts	—	261,531	—	—	261,531
Repayments of collateralized borrowings in securitization trusts	—	—	(4,795,865)	—	(4,795,865)
Proceeds from secured aggregation facilities, long-term	—	—	4,016,419	—	4,016,419
Repayments of secured aggregation facilities, long-term	—	—	(7,024,998)	—	(7,024,998)
Proceeds from other long-term borrowings	2,500	—	1,189,244	—	1,191,744
Repayments of other long-term borrowings	—	—	(499,248)	—	(499,248)
Payments of debt issuance costs	(2,553)	—	(3,744)	—	(6,297)
Proceeds from capital contribution	500,000	—	159,246	(159,246)	500,000
Dividends paid	—	—	(2,474)	2,474	—
Decrease in deposit liabilities	—	—	(481,523)	(3,387)	(484,910)

Net cash provided by (used in) financing activities	865,947	1,013,272	(10,610,046)	(353,688)	(9,084,515)
Effect of foreign exchange rates on cash and cash equivalents	(5,707)	—	1,761	16,805	12,859

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	653,871	61,314	(128,151)	(3,387)	583,647
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	832,600	456,895	756,225	(26,873)	2,018,847

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,486,471	$518,209	$628,074	$(30,260)	$2,602,494

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Transfer of $265 million of mortgage loans held for investment from guarantor subsidiaries to non-guarantor subsidiaries.
Transfer of $262 million of collateralized borrowings in securitization trusts from guarantor subsidiaries to non-guarantor subsidiaries.
Parent contributed $500 million to guarantor subsidiaries through forgiveness of affiliate borrowings.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$19,698	$(5,264,043)	$2,445,694	$31,654	$(2,766,997)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in lending receivables	—	(76,217)	1,098,020	—	1,021,803
Originations and purchases of mortgage loans held for investment	—	(4,815,096)	(2,735,673)	1,098,232	(6,452,537)
Proceeds from sales and repayments of mortgage loans held for investment	—	1,703,945	5,235,084	(1,086,760)	5,852,269
Purchases of and advances to investments in real estate and other	—	(17,549)	(440,139)	—	(457,688)
Proceeds from sales of and returns of investments in real estate and other	—	24,872	169,584	—	194,456
Payment of capital contribution	(35,000)	(41,826)	—	76,826	—
Net increase in affiliate lending	(967,028)	—	—	967,028	—
Other, net	(110,280)	(35,462)	199,146	—	53,404

Net cash provided by (used in) investing activities	(1,112,308)	(3,257,333)	3,526,022	1,055,326	211,707
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in affiliate borrowings	(500,000)	967,028	13,658	(967,028)	(486,342)
Net decrease in other short-term borrowings	—	(185,728)	(3,096,123)	1,306	(3,280,545)
Proceeds from issuance of collateralized borrowings in securitization trusts	—	7,726,261	—	—	7,726,261
Repayments of collateralized borrowings in securitization trusts	—	—	(5,131,505)	—	(5,131,505)
Proceeds from secured aggregation facilities, long-term	—	—	4,513,759	—	4,513,759
Repayments of secured aggregation facilities, long-term	—	—	(5,141,761)	—	(5,141,761)
Proceeds from other long-term borrowings	1,758,458	—	1,281,467	—	3,039,925
Repayments of other long-term borrowings	—	—	(149,668)	—	(149,668)
Payments of debt issuance costs	(12,262)	—	(22,857)	—	(35,119)
Proceeds from capital contribution	—	35,000	41,826	(76,826)	—
Dividends paid	—	—	(970)	970	—
Increase in deposit liabilities	—	—	1,673,091	(200,750)	1,472,341

Net cash provided by (used in) financing activities	1,246,196	8,542,561	(6,019,083)	(1,242,328)	2,527,346
Effect of foreign exchange rates on cash and cash equivalents	—	—	(5,224)	(8)	(5,232)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	153,586	21,185	(52,591)	(155,356)	(33,176)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,626,814	158,167	556,252	(74,480)	2,266,753

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,780,400	$179,352	$503,661	$(229,836)	$2,233,577

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are a leading real estate finance company focused primarily on the residential real estate market. Our businesses include the origination, purchase, service, sale and securitization of residential mortgage loans. We conduct our operations and manage and report our financial information primarily through three operating business segments:

•	Residential Finance Group. Our Residential Finance Group originates, purchases, sells, securitizes and services residential mortgage loans in the United States. The segment originates mortgage loans through a retail branch network, direct lending centers and mortgage brokers. In addition, the segment purchases residential mortgage loans from correspondent lenders and other third-parties and provides warehouse lending. The loans produced or purchased by this segment cover a broad credit spectrum. Prime credit quality loans that are produced in conformity with the underwriting guidelines of Fannie Mae and Freddie Mac are generally sold to one of these government-sponsored enterprises in the form of agency guaranteed securitizations. This segment also produces a variety of loans that do not conform to the underwriting guidelines of Fannie Mae and Freddie Mac. These loans include prime nonconforming, nonprime and prime second-lien loans, which are generally securitized though the issuance of non-agency mortgage-backed and mortgage related asset-backed securities. This segment also provides collateralized lines of credit to other originators of residential mortgage loans, which the Company refers to as warehouse lending. Our limited banking activities through the mortgage division of GMAC Bank and our real estate brokerage and relocation business are also included in this segment.

•	Business Capital Group. Our Business Capital Group provides financing and equity capital to residential land developers and homebuilders and financing to resort developers and healthcare-related enterprises.

•	International Business Group. Our International Business Group includes substantially all of our operations outside of the United States.
      Our other business operations are not significant to our consolidated results of operations. These business operations include certain holding company activities and the leasing and financing activities related to the consolidation of the automobile division of GMAC Bank and other adjustments to conform the reportable segment information to our consolidated results of operations.
Results of Operations

Consolidated Results
      Our net loss was $910.5 million for the three months ended March 31, 2007, compared to net income of $201.5 million for the same period in 2006. Our 2007 results continued to be adversely affected by domestic economic conditions. These conditions included increases in nonprime delinquencies, a significant deterioration in the nonprime securitization market, instability in the residential housing market and the inverted interest rate yield curve.
      Our mortgage loan production for the three months ended March 31, 2007, was $37.5 billion, a decrease of 9.8% compared to $41.6 billion in the same period in 2006. Our domestic loan production decreased 13.9% and international loan production increased 17.4% compared to the same period in 2006. Our domestic loan production decreased, while the overall domestic mortgage origination market remained flat, resulting in a decrease in our market share.

The following summarizes domestic mortgage loan production by product type:

	U.S. Mortgage Loan Production by Type

	Three Months Ended March 31,

	2007		2006

	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans

	(Dollars in millions)
Prime conforming	50,089	$9,569	46,053	$8,569
Prime non-conforming	38,671	12,317	39,039	11,727
Government	4,162	584	5,998	861
Nonprime	20,444	3,259	59,230	9,096
Prime second-lien	97,711	5,313	101,420	5,815

Total U.S. production	211,077	$31,042	251,740	$36,068

      The following table summarizes our U.S. mortgage loan production by purpose and interest rate type:

	For the Three Months
	Ended March 31,

	2007	2006

	(In millions)
Purpose:
Purchase	$10,032	$13,665
Non-purchase	21,010	22,403

	$31,042	$36,068

Interest rate type:
Fixed rate	$20,345	$19,300
Adjustable rate	10,697	16,768

	$31,042	$36,068

      The following summarizes domestic mortgage loan production by channel:

	U.S. Mortgage Loan Production by Channel

	Three Months Ended March 31,

	2007		2006

	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans

	(Dollars in millions)
Retail branches	19,623	$3,011	25,321	$3,595
Direct lending (other than retail branches)	28,015	3,020	35,567	3,083
Mortgage brokers	36,246	6,384	40,665	7,053
Correspondent lenders and secondary market purchases	127,193	18,627	150,187	22,337

Total U.S. production	211,077	$31,042	251,740	$36,068

      The following table summarizes our international mortgage loan production:

	International Mortgage Loan Production

	Three Months Ended March 31,

	2007		2006

		Dollar		Dollar
	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans

	(Dollars in millions)
United Kingdom	17,789	$4,525	19,459	$4,425
Continental Europe	8,461	1,566	4,994	873
Other	4,267	381	2,058	214

Total International production	30,517	$6,472	26,511	$5,512

      Net interest income was $389.5 million for the three months ended March 31, 2007, compared to $428.0 million in the same period in 2006, a decrease of $38.5 million, or 9.0%. Our interest income increased $271.3 million for the three months ended March 31, 2007, compared to the same period in 2006, which was primarily due to an increase in mortgage loans held for sale. Our interest expense increased $309.8 million for three months ended March 31, 2007, compared to the same period in 2006. This increase in interest expense was primarily due to increases in the average amount of interest-bearing liabilities outstanding to fund our asset growth along with the cost of these funds.
      The provision for loan losses was $545.0 million for the three months ended March 31, 2007, compared to $122.7 million in the same period in 2006, representing an increase of $422.3 million. The increase was driven by the continued deterioration in the domestic housing market and the market for nonprime loans. These market conditions resulted in the increase of loss estimates for the number and amount of estimated incurred losses. Mortgage loans held for investment past due 60 days or more increased to 13.7% of the total unpaid principal balance as of March 31, 2007 from 12.5% as of December 31, 2006. The decline in home prices in certain areas of the United States increased the estimated inherent losses for loans expected to result in foreclosure. As a result, the mortgage loans held for investment allowance for loan losses increased to 2.54% of total mortgage loans held for investment as of March 31, 2007, compared to 1.46% of mortgage loans held for investment as of March 31, 2006. The same economic conditions impacting our mortgage loans held for investment portfolio resulted in severe financial stress for certain warehouse lending customers. As a result, the lending receivable allowance for loan losses increased to 4.06% of total lending receivables as of March 31, 2007, compared to 2.66% of total lending receivables as of December 31, 2006.
      Gain (loss) on sale of mortgage loans, net was a loss of $234.6 million for the three months ended March 31, 2007, compared to a gain of $267.1 million in the same period in 2006. The decrease in the gain on sale of mortgage loans was primarily due to the decline in fair value of our nonprime and prime second-lien delinquent loans held for sale. The pricing for various loan product types continued to deteriorate in the first quarter of 2007, as investor uncertainty remained high regarding the performance of these loans.
      Net servicing fees were $144.8 million for the three months ended March 31, 2007, compared to $189.2 million in the same period in 2006, representing a decrease of $44.4 million. The decrease in net servicing fees was driven by negative servicing valuations, including derivative hedging activity. Hedging results were negatively impacted by lower market volatility and the inverted yield curve. Due to these market conditions, the changes in the fair value of our hedges did not offset the change in the fair value of our mortgage servicing rights.

      The following table summarizes the primary domestic mortgage loan servicing portfolio for which we hold the corresponding mortgage servicing rights:

	U.S. Mortgage Loan Servicing Portfolio

	March 31, 2007		December 31, 2006

	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans

	(Dollars in millions)
Prime conforming mortgage loans	1,469,640	$207,038	1,456,344	$203,927
Prime non-conforming mortgage loans	325,284	104,786	319,255	101,138
Government mortgage loans	179,431	18,692	181,563	18,843
Nonprime mortgage loans	394,523	54,307	409,516	55,750
Prime second-lien mortgage loans	817,217	34,421	784,170	32,726

Total primary servicing portfolio*	3,186,095	$419,244	3,150,848	$412,384

*	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 328,425 with an unpaid principal balance of $66.1 billion at March 31, 2007 and 290,992 with an unpaid principal balance of $55.4 billion at December 31, 2006.
      Our international servicing portfolio was comprised of $33.6 billion of mortgage loans as of March 31, 2007.
      Gain on investment securities, net increased by $58.4 million in the three months ended March 31, 2007, compared to the same period in 2006. This increase was primarily due to gains on U.S. Treasury securities and principal - only securities. These securities are used as an economic hedge to changes in fair value of mortgage servicing rights and other prepayment sensitive assets.
      Real estate related revenues was $131.3 million for the three months ended March 31, 2007, a $12.9 million decrease compared to the same period in 2006. The decrease was primarily due to nonrecurring fee income received in the first quarter of 2006 and impairments taken in 2007 on certain residential real estate investments.
      Other income increased by $91.2 million for the three months ended March 31, 2007, compared to the same period in 2006. This increase was primarily due to the consolidation of the automotive division of GMAC Bank, which had $111.8 million in other income for the three months ended March 31, 2007 primarily related to operating lease income. This increase was partially offset by a decline of $16.4 million from sales and valuations of real estate owned due to lower home prices.
      Total operating expenses of $892.4 million for the three months ended March 31, 2007 increased $290.0 million, compared to the same period in 2006. The consolidation of the automotive division of GMAC Bank contributed $80.2 million of the increase. Compensation and benefits increased $27.1 million, or 8.8%, for the three months ended March 31, 2007, compared to the same period in 2006. Compensation and benefits increased due to a reduction in the deferral of direct lending costs due to lower loan originations, severance expense and an increase in headcount for international operations. These increases were partially offset by lower incentive compensation expense due to our financial results.
      In January 2007, we announced that we were going to reduce and realign our workforce to increase operating efficiencies and reduce costs by adjusting our workforce by approximately 1,000 positions by reducing current headcount by about 800 positions by October 2007 and not filling 200 open positions within our U.S. mortgage-related business. The majority of these reductions are occurring during the first and second quarters of 2007. Severance and related costs associated with this workforce reduction are expected to be approximately $10 million. We anticipate corresponding annual pretax cost savings from these reductions and related facilities adjustments in 2007 with approximately $65 million in cost savings for the full year of 2008.
      Advertising expenses decreased $11.3 million, or 27.1%, for the three months ended March 31, 2007, compared to the same period in 2006. This decrease was primarily due to cost reduction initiatives.

      Other expenses increased $268.2 million for the three months ended March 31, 2007, compared to the same period in 2006. The increases were primarily due to a $141.6 million increase in the expense associated with the provision for losses for assets sold with recourse, $78.6 million from the consolidation of the automotive division of GMAC Bank and a $27.0 million increase in expenses related to properties acquired through foreclosure due to higher inventory.
      The provision for losses associated with assets sold with recourse increased by $141.6 million due to an increase in assets sold and lower pricing for delinquent loans upon repurchase. We issue certain nonprime securitizations accounted for as a gain on sale with various forms of representations for early payment defaults. These representations consist of our agreement to repurchase a loan at par from investors if an early payment default occurs. We record estimates for this liability upon sale of the securitization. We generally acquire loans with similar representations from the originators of the mortgage. However, we generally account for the recovery from the originator on a cash basis. As we continue to sell nonprime loans with early payment default representations in either whole-loan sales or securitizations, our expense related to the establishment of the liability may increase as the amount of loan sales that contain these representations increase or the estimated value of the loan changes.
      Minority interest represents the after-tax earnings of the automotive division of GMAC Bank.
      Almost all of our significant domestic legal entities have been converted to limited liability companies with the exception of GMAC Bank. As a result, the converted entities are no longer subject to federal and most state income taxes. Through November 20006, these entities were organized as C corporations for which federal and significant state income tax provisions were recorded. Income tax expense for March 31, 2007 primarily consists of the provisions for income taxes for only GMAC Bank and our international operations.

Segment Results

Residential Finance Group
      The following table presents the results of operations for Residential Finance Group:

	Three Months Ended
	March 31,

	2007	2006

	(In millions)
Net interest income	$327.6	$366.1
Provision for loan losses	(511.4)	(119.4)
Gain (loss) on sales of mortgage loans, net	(341.0)	200.3
Servicing fees	432.2	376.8
Servicing asset valuation and hedge activities, net	(301.9)	(185.0)

Net servicing fees	130.3	191.8
Other income	122.0	88.1
Operating expenses	(701.3)	(534.6)
Income tax expense	(26.0)	(86.4)

Net income (loss)	$(999.8)	$105.9

      Residential Finance Group’s net loss for the three months ended March 31, 2007 was $999.8 million, compared to net income of $105.9 million for the same period in 2006. The decrease in net income was primarily due to the continued deterioration of the nonprime mortgage market and the domestic housing market which impacted both the provision for loan losses and gain (loss) on sale of loans.
      Loan originations totaled $31.0 billion in the three months ended March 31, 2007, compared to $36.1 billion for the same period in 2006. Origination volume was negatively impacted by the tightening of credit guidelines for the nonprime products.

      Net interest income decreased $38.5 million, or 10.5%, for the three months ended March 31, 2007, compared to the same period in 2006 primarily due to lower loan balances and lower net interest margin. The decline in loan balances was driven by decreases in loans held for investment and lending receivables due to continued portfolio run-off. These decreases were partially offset by an increase in loans held for sale due to delayed execution of nonprime securitization sales due to the current market environment. Loan yields improved in comparison to the prior year primarily due to increases in market interest rates along with a shift in mix to higher yielding products. The increase in loan yields were offset by an increase in nonaccrual mortgage loans and an increase in cost of funds as short-term interest rates rose at a greater growth rate than long-term rates as compared to the prior period.
      The provision for loan losses was $511.4 million for the three months ended March 31, 2007, an increase of $392.0 million compared to the same period of 2006. The increase in provision for loan losses was driven primarily by a significant increase in delinquent loans, which resulted in an increase in the number of estimated incurred losses, and continued decline in home prices in certain areas of the United States which impacted our estimates of incurred loss. In addition, certain of our nonprime warehouse lending customers experienced severe financial distress due to the deterioration of the nonprime mortgage loan market, which also required an increased loan loss provision.
      The loss on sale of mortgage loans was $341.0 million for the three months ended March 31, 2007, compared to a gain of $200.3 million for the same period in 2006. The loss on sale of mortgage loans was primarily due to the decline in the fair value of our nonprime and prime second-lien loans in the held for sale portfolio due to lower investor demand and lack of market liquidity. This severely impacted our ability to securitize these loans at favorable margins.
      Net servicing fees decreased by $61.5 million in the three months ended March 31, 2007, compared to the same period in 2006. An increase in servicing fees was driven by an increase in the mortgage loan servicing portfolio and was offset by a decrease in the servicing asset valuation and hedge activities. The decreased asset valuation was primarily due to changes in speed and market volatility assumptions in the first quarter of 2007 along with overall negative hedge results.
      Other income increased $33.9 million, or 38.5%, in the first three months of 2007, compared to the same period in 2006. The increase was primarily due to an increase in gains on investment securities resulting from favorable market conditions for interest-only securities and related hedges due to steepening of the yield curve between 3-year and 10-year swap rates. In addition, the first quarter of 2006 included a loss from U.S. Treasury securities.
      Operating expenses increased $166.7 million, or 31.2%, for the three months ended March 31, 2007, compared to the same period in 2006. The increase is primarily due to increases in the provision for losses associated with assets sold with recourse due to lower market values for delinquent loans and an increase in other real estate owned expenses due to the increased number of properties owned.

Business Capital Group
      The following table presents the results of operations for the Business Capital Group:

	Three Months
	Ended March 31,

	2007	2006

	(In millions)
Net interest income	$34.6	$20.8
Provision for loan losses	(24.7)	(0.1)
Other income	60.7	81.0
Operating expenses	(18.8)	(12.5)
Income tax expense	(0.3)	(35.1)

Net income	$51.5	$54.1

      Business Capital Group’s net income for the quarter ended March 31, 2007 was $51.5 million, compared to $54.1 million for the same period in 2006. The decrease was primarily caused by lower real estate related revenues and fee income, higher provision for loan losses and higher operating expenses offset by an increase in net interest income and a decrease in the income tax rate.
      Net interest income increased by $13.8 million, or 66.4%, in the quarter ended March 31, 2007, compared to the same period in 2006. The increase in interest income was primarily due to the growth of residential construction, resort finance and healthcare lending receivables. As of March 31, 2007, lending receivables were $4.9 billion, an increase of $1.1 billion, or 27.8% compared to the same period in 2006. In addition, average yield on lending receivables increased 50 basis points, or 4.8%, compared to the same period in 2006. This increase in yield was primarily due to an increase in market interest rates. Interest expense partially offset the increase in net interest income primarily due to growth in borrowings related to increases in investments in real estate, the income from which is included in other income, not interest income. The increase in interest expense due to increased borrowings was offset by a slight reduction in cost of funds.
      The provision for loan losses increased by $24.6 million in the three months ended March 31, 2007, compared to the same period in 2006. This change was primarily due to additional specific reserves provided against a small number of distressed credits within the real estate lending portfolio and assessment of loss estimates inherent in the portfolio.
      Other income decreased $20.3 million, or 25.0%, in the quarter ended March 31, 2007, compared to the same period in 2006. As of March 31, 2007, real estate investments totaled $2.4 billion, or an increase of 19.7%, compared to the same period in 2006. Though the real estate investment balance increased, revenues generated were lower due to market pressure and impairment on land contracts and model homes of $9.2 million along with lower gain on sale of model homes of $7.4 million. Other revenue and fee income were lower by $9.3 million primarily due to non-recurring fee income generated in the prior period.
      Operating expenses increased by $6.3 million, or 50.3%, in the quarter ended March 31, 2007. The increase was largely due to an increase in payroll related expenses, primarily incentive compensation.

International Business Group
      The following table presents the results of operations for International Business Group:

	Three Months Ended
	March 31,

	2007	2006

	(In millions)
Net interest income	$32.5	$41.1
Provision for loan losses	(5.8)	(3.3)
Gain on sales of mortgage loans, net	106.4	66.7
Servicing fees	15.0	(2.3)
Servicing valuation and hedge activities, net	(0.5)	(0.3)

Net servicing fees (loss)	14.5	(2.6)
Other income	21.6	11.5
Operating expenses	(91.2)	(54.8)
Income tax expense	(33.0)	(17.2)

Net income	$45.0	$41.4

      Net income for the three months ended March 31, 2007 was $45.0 million, compared to net income of $41.4 million for the same period in 2006. The increase in net income was primarily the result of increases in gains on the sale of mortgage loans and servicing fee income, which were partially offset by an increase in operating expenses and a decrease in net interest income.

      Loan production totaled $6.5 billion during the three months ended March 31, 2007, compared to $5.5 billion during the same period of the prior year, representing an increase of $1.0 billion, or 17.4%. The increase in production was driven primarily by growth in Continental Europe due to pricing changes in the Dutch market.
      Net interest income decreased $8.6 million for the first three months of 2007, compared to the same period in 2006, due to increased borrowing costs. The increase in borrowing costs was primarily attributable to an increase in market interest rates in the United Kingdom. The yield on interest earning assets remained relatively flat over the comparative period.
      Net servicing fees for the first three months of 2007 increased $17.1 million, compared to the same period of 2006. This was primarily due to a change in the reporting of subservicing fees as an operating expense rather than netting the amount against servicing fees. This change resulted in an $11.3 million increase in servicing fees in 2007. Excluding the impact of this classification change, servicing fees increased $5.5 million, or 68%, due to an increase in the average servicing portfolio of nearly 45%.
      Gain on sale of mortgage loans for the three months ended March 31, 2007 increased $39.7 million over the same period of 2006 due to a 34.6% increase in volume of mortgage loans sold. Volume sold increased from $6.4 billion in the first quarter of 2006 to $8.7 billion in the first quarter of 2007, which was driven primarily by whole-loan sales in the United Kingdom.
      Other income increased $10.1 million for the three months ended March 31, 2007, compared to the same period in 2006. The increase was driven by $3.6 million of gains on residual sales in the United Kingdom, mezzanine financing income of $3.6 million related to a development in Brazil and $1.7 million due to an increase in fees attributable to the growth of the lending receivable portfolio in Mexico.
      Operating expenses increased $36.4 million in the first three months of 2007, compared to the same period in 2006. The majority of the increase in operating expenses was due to the subservicing fee expense reclassification discussed above. The remainder of the increase was due to expenses related to the increase in loan production and higher payroll-related expenses caused largely by an increase in headcount.

Corporate and Other
      The following table presents the results of operations for Corporate and Other:

	Three Months Ended
	March 31,

	2007	2006

	(In millions)
Net interest expense	$(5.2)	$—
Provision for loan losses	(3.1)	—
Servicing fees	—	0.2
Servicing asset valuation and hedge activities, net	—	(0.2)

Net servicing fees	—	—
Other income (expense)	112.7	(0.1)
Operating expenses	(81.1)	(0.5)
Income tax (expense) benefit	(11.4)	0.7
Minority interest	(19.1)	—

Net income (loss)	$(7.2)	$0.1

      Corporate and Other represents our business operations outside of our three reportable operating segments and includes the leasing and financing activities related to the consolidation of the automobile division of GMAC Bank. The results of the automobile division of GMAC Bank are removed from our net income through minority interest. Corporate and Other also includes certain holding company activities and other adjustments to conform the reportable segment information to our consolidated results.

      Other income and operating expenses include the revenues and expenses of the automotive division of GMAC Bank. A significant portion of other income is comprised of GMAC Bank operating lease income and a significant portion of other expenses is comprised of depreciation expense for the operating leases. There is no net income impact for the automotive division of GMAC Bank as it is all included in minority interest.
      Certain borrowings are not all allocated to the business segments for management reporting purposes. The net interest expense results from these amounts being retained in Corporate and Other. The net servicing fees relate to insignificant differences between management reporting at the segment level and our consolidated results. Income tax expenses are generally allocated to the individual reportable operating segments. The amount of income tax expense in Corporate and Other results from an allocation to the income and expense items reported in Corporate and Other.
Asset Quality

Allowance for Loan Losses
      The following table summarizes the activity related to the allowance for loan losses:

	Mortgage Loans
	Held for	Lending
	Investment	Receivables	Other	Total

	(In millions)
Balance at January 1, 2007	$1,508.4	$396.6	$25.8	$1,930.8
Provision for loan losses	364.8	177.2	3.0	545.0
Charge-offs	(228.4)	(48.5)	(2.2)	(279.1)
Recoveries	15.0	—	1.0	16.0

Balance at March 31, 2007	$1,659.8	$525.3	$27.6	$2,212.7

Balance at January 1, 2006	$1,065.9	$187.4	$—	$1,253.3
Provision for loan losses	128.4	(5.7)	—	122.7
Charge-offs	(129.9)	(0.4)	—	(130.3)
Recoveries	14.9	0.1	—	15.0

Balance at March 31, 2006	$1,079.3	$181.4	$—	$1,260.7

Allowance as a percentage of total:
March 31, 2007	2.54%	4.06%	1.05%	2.74%
December 31, 2006	2.17%	2.66%	1.03%	2.22%

      The following table summarizes the net charge-off information:

	Three Months Ended
	March 31,

	2007	2006

	(In millions)
Mortgage loans:
Prime conforming	$(0.5)	$(0.8)
Prime non-conforming	(5.6)	(6.5)
Prime second-lien	(21.7)	(2.3)
Nonprime	(185.6)	(105.6)
Lending receivables:
Warehouse	(48.5)	(0.3)
Construction	—	—
Healthcare	—	—
Other	—	—
Other	(1.2)	—

Total net charge-offs	$(263.1)	$(115.5)

Nonperforming Assets
      Nonperforming assets include nonaccrual loans, foreclosed assets and restructured loans. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 and 90 days past due, respectively, or when the timely collection of the principal of the loan, in whole or in part, is doubtful.

      Nonperforming assets consisted of the following:

	March 31,	December 31,	March 31,
	2007	2006	2006

	(In millions)
Nonaccrual loans:
Mortgage loans:
Prime conforming	$8.3	$11.3	$5.5
Prime non-conforming	471.7	419.4	342.5
Government	0.1	0.2	—
Prime second-lien	155.9	142.1	189.9
Nonprime*	7,133.3	6,736.2	5,680.0
Lending receivables:
Warehouse**	1,301.3	1,317.7	25.5
Construction***	114.7	68.8	8.6
Commercial real estate	—	—	17.0
Other	0.1	0.1	—

Total nonaccrual loans	9,185.4	8,695.8	6,269.0
Restructured loans	8.1	7.8	19.4
Foreclosed assets	1,465.7	1,140.7	626.0

Total nonperforming assets	$10,659.2	$9,844.3	$6,914.4

Total nonaccrual loans as a percentage of total mortgage loans held for investment and lending receivables	11.7%	10.3%	7.3%

Total nonperforming assets as a percentage of total consolidated assets	8.5%	7.3%	5.7%

*	Includes $480.6 million as of March 31, 2007, $414.7 million as of December 31, 2006 and $242.0 million as of March 31, 2006 of loans that were purchased distressed and already in nonaccrual status. In addition, includes $4.6 and $3.3 million as of March 31, 2007 and December 31, 2006, respectively, of nonaccrued loans that are not included in “Restructured Loans”.

**	Includes $405.7 and $10.1 million of nonaccrual restructured loans as of March 31, 2007 and December 31, 2006, respectively, that are not included in “Restructured Loans.”

***	Includes $18.3 million as of March 31, 2007, $18.8 million as of December 31, 2006 and $8.6 million as of March 31, 2006 that are not included in “Restructured Loans.”
      Our classification of a loan as nonperforming does not necessarily indicate that the principal amount of the loan is ultimately uncollectible in whole or in part. In certain cases, borrowers make payments to bring their loans contractually current and, in all cases, our mortgage loans are collateralized by residential real estate. As a result, our experience has been that any amount of ultimate loss for mortgage loans other than second-lien loans is substantially less than the balance of a nonperforming loan.

      The following table summarizes the delinquency information for our mortgage loans held for investment portfolio:

	As of March 31,		As of December 31,		As of March 31,

	2007		2006		2006

		Percent of		Percent		Percent of
	Amount	Total	Amount	of Total	Amount	Total

	(Dollars in millions)
Current	$51,802	80.1%	$55,964	81.3%	$62,095	85.3%
Past due:
30 to 59 days	3,993	6.2	4,273	6.2	4,046	5.6
60 to 89 days	1,752	2.7	1,818	2.6	1,446	2.0
90 days or more	2,513	3.9	3,403	5.0	2,269	3.1
Foreclosures pending	3,206	4.9	2,132	3.1	1,627	2.2
Bankruptcies	1,423	2.2	1,219	1.8	1,279	1.8

Total unpaid principal balance	64,689	100.0%	68,809	100.0%	72,762	100.0%

Net premiums	561		627		990

Total	$65,250		$69,436		$73,752

      The deterioration of the domestic housing market and the stress on the domestic nonprime mortgage market continued into the first quarter of 2007 and significantly affected our provision for loan losses and the related allowance for loss related to mortgage loans held for investment. Mortgage loans past due 60 days or more increased to 13.7% of the total unpaid principal balance as of March 31, 2007, from 12.5% at December 31, 2006 and 9.1% at March 31, 2006. Nonaccrual mortgage loans held for investment increased to $7.8 billion as of March 31, 2007 from $7.3 billion as of December 31, 2006 and $6.2 billion at March 31, 2006. Our net charge offs of mortgage loans held for investment were $213.3 million for the three months ended March 31, 2007, compared to $115.2 million for the same period in 2006. These experiences with our mortgage loans held for investment portfolio, along with other recent observations including increasing trends in severity and frequency related to lower home prices and other market factors drove our provision for loan losses and related allowance higher. These factors primarily affected our nonprime held for investment portfolio, which was $47.9 billion at March 31, 2007, or 73.4% of our total mortgage loans held for investment, compared to $58.9 billion as of March 31, 2006, or 79.9% of our total mortgage loans held for investment portfolio. Our provision for loan losses related to mortgage loans held for investment was $364.8 million in the first quarter of 2007, compared to $128.4 million for the first quarter of 2006. The allowance for loan losses related to mortgage loans held for investment as a percentage of those loans was 2.54% as of March 31, 2007, compared to 2.17% at December 31, 2006 and 1.46% at March 31, 2006.
      Our domestic nonprime warehouse lending customers began experiencing severe stress during the fourth quarter of 2006, which continued into the first quarter of 2007. Delinquencies increased and the secondary market for nonprime loans continued to weaken. This activity has led to an increase in the allowance for loss related to lending receivables to $525.3 million as of March 31, 2007, or 4.06% of total lending receivables, compared to $396.6 million as of December 31, 2006, or 2.66% of total lending receivables, and $181.4 million as of March 31, 2006, or 1.44% of total lending receivables.
      We originate and purchase mortgage loans that have features that may increase our exposure to credit risk and thereby result in a concentration of credit risk. These loan products include interest-only mortgage loans (classified as prime conforming or non-conforming for domestic production and prime non-conforming or nonprime for international production), payment option adjustable rate mortgage loans (prime non-conforming), high loan-to-value mortgage loans (nonprime) and below market initial rate mortgage loans

(prime or nonprime). Our exposure related to these products recorded in mortgage loans held for sale and mortgage loans held for investment (unpaid principal balance) was as follows:

	Unpaid Principal Balance

	As of March 31,	As of December 31,
	2007	2006

	(In millions)
Mortgage Loans Held for Sale — Domestic
Interest-only mortgage loans	$3,917.9	$4,999.8
Payment option adjustable rate mortgage loans	2,283.0	1,838.1
High loan-to-value (100% or more) mortgage loans	1,502.2	770.3
Below market initial rate mortgage loans	7.4	24.9

Mortgage Loans Held for Investment — Domestic
Interest-only mortgage loans	$12,021.3	$12,521.3
Payment option adjustable rate mortgage loans	109.3	117.0
High loan-to-value (100% or more) mortgage loans	10,972.9	11,043.3
Below market initial rate mortgage loans	150.8	167.2

Mortgage Loans — Held for Sale and Investment — International
Interest-only mortgage loans	$4,464.0	$4,895.1
Payment option adjustable rate mortgage loans	—	—
High loan-to-value (100% or more) mortgage loans	412.5	164.2
Below market initial rate mortgage loans	—	—
      Our total production related to these products was as follows:

	Loan Production for the
	Three Months Ended
	March 31,

	2007	2006

	(In millions)
Interest-only mortgage loans	$9,844.6	$11,646.1
Payment option adjustable rate mortgage loans	3,514.5	3,240.4
High loan-to-value (100% or more) mortgage loans	1,789.3	2,285.7
Below market initial rate mortgage loans	212.6	28.2
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

a. Short-term financing: We require short-term funding to finance our mortgage loans held for sale, lending receivables and various other liquid assets. We forecast our cash position and our potential funding needs daily, taking into account debt maturities and potential peak balance sheet levels over a medium term time horizon. We also manage the timing of all debt maturities to limit any concentrations. As of March 31, 2007, available sources of short-term liquidity totaled $91.3 billion.

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

•	Maintaining diversified sources of funding: The funding sources utilized are primarily determined by the type of asset financed and associated with a particular product or business. We diversify our financing programs, credit providers, debt investors and dealers to reduce reliance upon any one source of liquidity. We continue to diversify our funding strategy in order to promote improved pricing and drive access to new sources of liquidity.

•	Maintaining sufficient reserve liquidity: We maintain a portfolio of money market instruments to support cash fluctuations, which we consider our liquidity portfolio. In addition, we maintain domestic unsecured revolving bank credit facilities that are available to cover contingent funding needs. The facilities are comprised of a 364-day revolver which matures in July 2007 and a 3-year syndicated revolver which matures in July 2008. Our Canadian operations maintain an unsecured Canadian syndicated bank line.
      The following table summarizes our unsecured committed capacity as of March 31, 2007:

		Unsecured	Total
	Unsecured	Committed-	Unsecured
	Committed-	Unused	Committed
	Outstanding	Capacity	Capacity

	(In millions)
Liquidity portfolio (investment balance)	$—	$1,797.7	$1,797.7
Syndicated bank credit facilities revolver	—	875.0	875.0
364-day bank credit facilities revolver	—	875.0	875.0
International bank lines	169.7	192.5	362.2
Bank term loan	1,750.0	—	1,750.0

Total	$1,919.7	$3,740.2	$5,659.9

Capital Management
      We have an operating agreement with GMAC. The operating agreement contains restrictions on, among other things, our ability to pay dividends or make other distributions to GMAC. These restrictions include a requirement that our member’s interest be at least $6.5 billion for dividends to be paid. If the Company is permitted to pay dividends pursuant to the previous sentence, the cumulative amount of such dividends may not exceed 50% of our cumulative net income (excluding payments for income taxes from our election for federal income tax purposes to be treated as a limited liability company), measured from July 1, 2005, at the time such dividend is paid. These restrictions will cease to be effective if our member’s interest has been at least $12 billion as of the end of each of two consecutive fiscal quarters or if GMAC ceases to be our majority owner.

      The Company received a $500 million capital contribution from GMAC in the first quarter of 2007. The Company received another $500 million capital contribution from GMAC in April 2007 for a total of $1.0 billion in capital contributions in 2007.

Funding Sources

	Outstanding as of

	March 31, 2007	December 31, 2006

	(In millions)
Collateralized borrowings in securitization trusts — long-term	$48,790.5	$53,299.5
Senior unsecured notes — long-term	12,441.6	12,408.8
Subordinated unsecured note	1,000.0	1,000.0
Term loans and revolvers — long-term	1,750.0	1,750.0
Bank lines — short-term	1,251.4	756.0
Bank lines — long-term	23.5	21.8
Other unsecured — short-term	338.4	392.7
Other unsecured — long-term	502.7	643.6

Total unsecured borrowings	17,307.6	16,972.9
Secured — short-term	26,358.6	29,065.9
Secured — long-term	3,343.3	6,562.6
FHLB — long-term	8,313.0	7,279.0

Total secured borrowings	38,014.9	42,907.5

Total borrowings	104,113.0	113,179.9
Bank deposits	9,366.1	9,851.0

Total borrowings and deposits	113,479.1	123,030.9
Off-balance sheet financings	130,108.3	119,295.8

Total	$243,587.4	$242,326.7

      Included in total borrowings above are the following:

	Outstanding as of

	March 31, 2007		December 31, 2006

	Amount	Percent of Total	Amount	Percent of Total

		(Dollars in millions)
Domestic	$93,571.3	90%	$100,307.5	89%
International	10,541.7	10	12,872.4	11

Total borrowings	$104,113.0	100%	$113,179.9	100%

      The following table highlights committed, uncommitted, total and unused capacity under our secured and unsecured funding facilities as of March 31, 2007 and December 31, 2006. This table does not include collaterized borrowings in securitization trusts, off-balance sheet financings, senior unsecured notes, subordinated unsecured note, medium-term unsecured notes or bank deposits. The secured uncommitted facilities include FHLB advances.

	Committed		Uncommitted		Total Liquidity		Unused Liquidity
	Facilities		Facilities		Facilities		Facilities

	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
-
	(In billions)
Unsecured funding facilities(a)	$3.86	$3.86	$2.04	$1.77	$5.90	$5.63	$2.53	$2.71
Secured funding facilities	30.34	29.37	75.10	73.28	105.44	102.65	67.42	59.74

a)	We maintain $3.85 billion of unsecured syndicated bank facilities, consisting of a $1.75 billion bank term loan committed through July 2008, an $875 million syndicated line of credit committed through July 2008, an $875 million 364-day revolver committed through July 2007, and a $354 million (U.S. dollar) Canadian syndicated bank line committed through December 2007.

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
      The following table shows the amount of outstanding, unused and total capacity under our committed and uncommitted secured facilities as of March 31, 2007 and December 31, 2006:

	As of March 31, 2007			As of December 31, 2006

	Total Secured			Total Secured

	Outstanding	Unused Capacity	Capacity	Outstanding	Unused Capacity	Capacity

	(In millions)
Mortgage Interest Networking Trust	$1,343.5	$23,656.5	$25,000.0	$1,402.9	$23,597.1	$25,000.0
MINT II, LLC	4,301.8	20,698.2	25,000.0	5,831.2	19,168.8	25,000.0
Repurchase agreements	12,606.5	8,454.4	21,060.9	11,505.5	7,813.4	19,318.9
Receivables Lending Agreement	1,100.0	1,670.0	2,770.0	5,250.0	322.8	5,572.8
Mortgage Asset Lending Agreement	2,140.0	3,619.0	5,759.0	1,120.0	1,836.3	2,956.3
Bank facilities for construction and commercial business lending receivables	1,781.1	115.2	1,896.3	1,700.0	—	1,700.0
Bank facility for mortgage servicing rights	1,300.0	—	1,300.0	1,275.0	25.0	1,300.0
Other	5,129.0	7,304.8	12,433.8	7,543.9	4,671.6	12,215.5

Total excluding FHLB advances	29,701.9	65,518.1	95,220.0	35,628.5	57,435.0	93,063.5
FHLB advances	8,313.0	1,907.4	10,220.4	7,279.0	2,305.3	9,584.3

Total secured borrowings	$38,014.9	$67,425.5	$105,440.4	$42,907.5	$59,740.3	$102,647.8

      GMAC Bank has entered into an advances agreement with the FHLB. Under the agreement, GMAC Bank had assets restricted as collateral totaling $15.6 billion as of March 31, 2007. However, the FHLB will allow GMAC Bank to freely encumber any assets restricted as collateral not needed to collateralize existing FHLB advances notwithstanding the FHLB’s existing lien on such assets. As of March 31, 2007, GMAC Bank had $4.5 billion of assets restricted as collateral that were available to be encumbered elsewhere.

      Our secured borrowings, including our aggregation facilities, are repaid as the underlying assets are sold or securitized. The following table shows the amount of borrowings outstanding as of March 31, 2007 and December 31, 2006 under our secured borrowing arrangements:

	As of March 31, 2007

				Secured	Secured	Total
	Secured	Secured	Total	Committed	Uncommitted	Secured
	Committed	Uncommitted	Secured	Unused	Unused	Unused
	Outstanding	Outstanding	Outstanding	Capacity	Capacity	Capacity

	(In millions)
Mortgage loans & warehouse lending(a)	$12,738.4	$21,344.6	$34,083.0	$13,509.8	$53,610.8	$67,120.6
Other lending receivables(b)	1,781.1	—	1,781.1	115.2	—	115.2
Mortgage servicing rights(c)	1,300.0	—	1,300.0	—	—	—
Other	710.3	140.5	850.8	189.7	—	189.7

	$16,529.8	$21,485.1	$38,014.9	$13,814.7	$53,610.8	$67,425.5

	As of December 31, 2006

				Secured	Secured	Total
	Secured	Secured	Total	Committed	Uncommitted	Secured
	Committed	Uncommitted	Secured	Unused	Unused	Unused
	Outstanding	Outstanding	Outstanding	Capacity	Capacity	Capacity

	(In millions)
Mortgage loans & warehouse lending(a)	$17,815.3	$21,388.4	$39,203.7	$7,655.7	$51,888.3	$59,544.0
Other lending receivables(b)	1,700.0	—	1,700.0	—	—	—
Mortgage servicing rights(c)	1,275.0	—	1,275.0	25.0	—	25.0
Other	728.8	—	728.8	171.3	—	171.3

	$21,519.1	$21,388.4	$42,907.5	$7,852.0	$51,888.3	$59,740.3

(a)	Facilities to fund mortgage loan and warehouse lending receivables.

(b)	Facilities to fund residential construction and commercial business lending receivables.

(c)	Facilities to fund servicing advances, servicing rights and residual interests.

•	The Mortgage Asset Lending Agreement, or MALA, is a secured aggregation facility that funds residential mortgage loans, during the aggregation period. The facility receives funding from a syndicate of asset-backed commercial paper vehicles. MALA shares a funding commitment with Receivables Lending Agreement, or RLA, an asset-backed commercial paper facility that funds our warehouse lending receivables. The MALA and RLA facilities have both short-term and long-term commitments. The two facilities had aggregate liquidity commitments of $8.5 billion as of March 31, 2007, which were divided into a one-year commitment of $2.4 billion and a three-year commitment of $6.1 billion.

•	Other secured facilities include certain facilities to fund mortgage loans prior to their sale or securitization. As of March 31, 2007, in addition to MINT, MINT II, MALA and RLA, we had £4.7 billion of liquidity commitments to fund loans in the United Kingdom, €1.3 billion of liquidity commitments to fund loans originated in The Netherlands and Germany, a 250.0 million Australian dollar liquidity commitment to fund loans in Australia and a 710.9 million pesos liquidity commitment to fund loans in Mexico. As of March 31, 2007, we increased our committed capacity by a net $1.0 billion.

•	Other secured borrowings include facilities that fund construction and commercial business lending receivables, for which we had aggregate liquidity commitments of $1.9 billion as of March 31, 2007, which includes £100.0 million of liquidity commitments to fund lending receivables in the United Kingdom. In addition, we have arranged facilities to fund mortgage servicing rights and mortgage servicing advances either on a committed or uncommitted basis. These facilities provided aggregate liquidity commitments of $2.2 billion as of March 31, 2007.

•	GMAC Bank has entered into an advances agreement with the FHLB. As of March 31, 2007, we had total borrowing capacity of $10.2 billion under this agreement. Under the arrangement with the FHLB, we are able to fund mortgage loans, investments securities and certain lending receivables.

Unsecured Borrowings
      The following table shows the amounts outstanding as of March 31, 2007 and December 31, 2006 under unsecured borrowing arrangements:

	Outstanding as of

	March 31, 2007	December 31, 2006

	(In millions)
Unsecured committed borrowings:
Bank term loan	$1,750.0	$1,750.0
Canadian syndicated bank revolver	163.6	213.9
Australian WestPac bank line	6.0	2.4

Total unsecured committed borrowings	1,919.6	1,966.3
Unsecured uncommitted borrowings:
Lines of credit	705.2	161.8
Builder notes	67.0	74.5
International commercial paper	271.5	186.2
International medium-term notes	502.7	643.6
Investor custodial borrowings	—	131.7
Other	400.0	400.0

Total unsecured uncommitted borrowings	1,946.4	1,597.8

Total unsecured borrowings*	$3,866.0	$3,564.1

*	Excludes senior unsecured long term debt of $12.4 billion as of March 31, 2007 and December 31, 2006, and a subordinated unsecured note of $1.0 billion as of March 31, 2007 and December 31, 2006.
      As of March 31, 2007, we had access to approximately $1.3 billion of unsecured lines of credit from financial institutions. These lines are available on an uncommitted basis and borrowings under these lines mature in 30 to 90 days. We used borrowings under these lines for general working capital purposes.
      Our Canadian operations have a syndicated bank revolving line of credit with a capacity of C$410.0 million and had approximately C$189.5 million outstanding as of March 31, 2007. In Mexico, we had 3.0 billion pesos of commercial paper and bank lines of 2.1 billion pesos outstanding as of March 31, 2007.

Bank Deposits
      GMAC Bank provides us another source of liquidity through its ability to accept deposits. As of March 31, 2007, GMAC Bank had approximately $9.4 billion of deposits, $1.7 billion of which were escrows related to our servicing of mortgage loans.

Off-Balance Sheet Financings
      Our total off-balance sheet financings were $130.1 billion as of March 31, 2007 and $119.3 billion as of December 31, 2006. A significant portion of our off-balance sheet financing relates to securitizations issued in off-balance sheet trusts. The off-balance sheet securitization trusts had aggregate outstanding balances of $129.7 billion as of March 31, 2007 and $118.9 billion as of December 31, 2006.
      We also have off-balance sheet structured facilities that fund mortgage loans during the aggregation period as well as warehouse lending receivables. These facilities provide funding for these assets through the issuance of commercial paper from multi- and single-seller asset-backed commercial paper conduits. Our most significant sources of short-term off-balance sheet borrowings are as follows:

•	Walnut Grove Funding is a secured aggregation facility that funds home equity loans, home equity lines of credit, high loan-to-value mortgage loans and certain non-conforming fixed rate mortgage loans through the issuance of asset-backed commercial paper. Walnut Grove Funding provided $324.0 million of funding as of March 31, 2007 and $275.4 million as of December 31, 2006, and was permitted to finance a maximum of $1.0 billion as of March 31, 2007 and $900.0 million as of December 31, 2006.

•	Horsham Funding is a facility that funds defaulted government insured or guaranteed residential mortgage loans repurchased through the issuance of asset-backed commercial paper. Horsham Funding provided $107.4 million of funding as of March 31, 2007 and $102.4 million as of December 31, 2006, and was permitted to finance a maximum amount of $200.0 million as of March 31, 2007 and December 31, 2006.
     Credit Ratings
      The following table summarizes our current credit ratings from the major credit rating agencies:

Commercial
Rating Agency	Paper	Senior Debt	Outlook

Fitch	F2	BBB	Negative
Moody’s	P-3	Baa3	Negative
S&P	A-3	BBB-	Stable
DBRS	R-3	BBB Low	Stable
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
Recently Issued Accounting Standards
      Statement of Financial Accounting Standards No. 155 — In February 2006, the FASB issued Statement of Financial Accounting Standards 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155), which: (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies the concentrations of credit in the form of subordination are not embedded derivatives, and (5) amends Statement 140 to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of SFAS 155 did not have a material impact on our financial position or results of operations.

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
      Financial Accounting Standards Board Interpretation No. 48 — In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which supplements Statement of Financial Accounting Standard No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is more-likely-than-not to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Adoption of FIN 48 resulted in a $2.1 million charge to retained earnings as of January 1, 2007.
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
      Statement of Financial Accounting Standards No. 157 — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 are applied prospectively. Management is assessing the potential impact of SFAS No. 157 on our consolidated financial condition and results of operations.
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

      Based upon this modeling, the following tables summarize the estimated change in fair value of our interest rate-sensitive assets, liabilities and commitments as of March 31, 2007 and 2006 given several hypothetical, instantaneous, parallel-shifts in the yield curve:

	Change in Fair Value
	as of
	March 31, 2007

Change in Interest Rate (basis points)	-100	-50	+50	+100

	(In millions)
Mortgage serving rights and other financial instruments:
Mortgage servicing rights and other retained interests	$(1,616)	$(784)	$615	$1,059
Impact of servicing hedge:
Swap-based	855	387	(304)	(542)
Treasury-based	146	71	(67)	(131)
Others	576	298	(306)	(613)

Mortgage servicing rights and other retained interests, net	(39)	(28)	(62)	(227)

Committed pipeline	127	75	(115)	(267)
Mortgage loan inventory	219	127	(160)	(352)
Impact of associated derivative instruments:
Mortgage-based	(140)	(84)	117	266
Eurodollar-based	(16)	(8)	8	16
Others	(144)	(80)	96	198

Committed pipeline and mortgage loan inventory, net	46	30	(54)	(139)

Net change in fair value related to other businesses	3	2	0	(2)

GMAC Bank:
Securities portfolio	2	1	(1)	(2)
Mortgage loans	165	99	(122)	(260)
Deposit liabilities	(10)	(5)	5	10
Federal Home Loan Bank advances	(182)	(93)	100	208
Other liabilities	(14)	(7)	7	14

GMAC Bank, net	(39)	(5)	(11)	(30)

Notes payable and capital securities	(257)	(127)	124	245
Impact of associated derivative instruments:
Swap-based	300	148	(145)	(286)

Notes payable and capital securities, net	43	21	(21)	(41)

Insurance company investment portfolios	2	1	(1)	(3)

Net change in fair value related to mortgage servicing rights and other financial instruments	$16	$21	$(149)	$(442)

Net change in fair value related to broker-dealer trading securities	$(1)	$(1)	$0	$(2)

	Change in Fair Value
	as of
	March 31, 2006

Change in Interest Rate (basis points)	-100	-50	+50	+100

	(In millions)
Mortgage serving rights and other financial instruments:
Mortgage servicing rights and other retained interests	$(782)	$(303)	$184	$382
Impact of servicing hedge:
Swap-based	154	45	14	73
Treasury-based	103	50	(48)	(93)
Others	515	256	(252)	(503)

Mortgage servicing rights and other retained interests, net	(10)	48	(102)	(141)

Committed pipeline	69	47	(88)	(215)
Mortgage loan inventory	259	151	(174)	(369)
Impact of associated derivative instruments:
Mortgage-based	(132)	(83)	128	297
Eurodollar-based	(17)	(9)	9	17
Others	(168)	(88)	94	190

Committed pipeline and mortgage loan inventory, net	11	18	(31)	(80)

Net change in fair value related to other businesses	5	3	(3)	(6)

GMAC Bank:
Securities portfolio	1	1	(1)	(1)
Mortgage loans	140	79	(91)	(190)
Deposit liabilities	(7)	(3)	3	7
Federal Home Loan Bank advances	(112)	(57)	59	120
Other liabilities	(28)	(14)	14	28

GMAC Bank, net	(6)	6	(16)	(36)

Notes payable and capital securities	(218)	(108)	105	207
Impact of associated derivative instruments:
Swap-based	243	120	(117)	(231)

Notes payable and capital securities, net	25	12	(12)	(24)

Insurance company investment portfolios	3	1	(2)	(3)

Net change in fair value related to mortgage servicing rights and other financial instruments	$28	$88	$(166)	$(290)

Net change in fair value related to broker-dealer trading securities	$(2)	$(1)	$—	$1

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

Item 4.  Controls and Procedures.
      We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on management’s evaluation, our Chief Executive and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of March 31, 2007.
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
      Kessler. This putative class action was consolidated for settlement purposes with five other cases, all alleging that the plaintiffs obtained second-lien mortgage loans from either Community Bank of Northern Virginia or Guaranty National Bank of Tallahassee and that they were charged interest rates and fees violating the Pennsylvania Secondary Mortgage Loan Act. Plaintiffs additionally claim that the banks were not the actual lenders, but rather that the banks “rented” their banking charters to affiliates for the purpose of facilitating the assessment of “illegal” fees. They further allege that the affiliates either split the fees or kicked back the fees in violation of Real Estate Settlement Procedures Act (RESPA). Plaintiffs sought to hold our subsidiary liable primarily on the basis that the subsidiary was an assignee of the mortgage loans. In December 2003, the U.S. District Court for the Western District of Pennsylvania gave its final approval to a proposed $41.1 million settlement for all six cases, inclusive of attorney fees. The settlement contemplated payment to approximately 44,000 borrowers nationwide. A group of seven plaintiffs’ class action counsel (“Objectors”) appealed the settlement in part on the grounds that the underlying litigation did not address possible Truth in Lending Act (“TILA”) or Home Ownership and Equity Protection Act (“HOEPA”) claims. In August 2005, the U.S. Court of Appeals for the Third Circuit vacated the district court’s approval of the settlement and remanded the matter to the district court for further proceedings. The parties and the Objectors then briefed the issue of the “viability” of the TILA and HOEPA claims within this particular litigation. In July 2006, the parties amended the proposed settlement to address the Third Circuit’s concerns, and in October, the trial court held that the purported TILA and HOEPA claims were not viable. In November 2006, the parties filed a motion seeking preliminary approval of the settlement, as amended. In late March 2007, the parties and the Objectors attended a hearing before a court-appointed magistrate to present arguments pertaining to the fairness and reasonableness of the proposed amended settlement. The magistrate will issue a subsequent recommendation to the district court judge who will then rule on the fairness issue and thus whether the settlement moves forward. If the settlement is not approved, our subsidiary intends to vigorously defend actions against these claims.
      Santiago. This putative class action was filed against our subsidiary in June 2002 in the United States District Court for the Eastern District of Pennsylvania. Plaintiffs assert violations of Section 8(b) of RESPA based on the alleged collection of “unearned fees for settlement services” comprised of an $85 tax service fee, a $20 flood certification fee, and a $250 funding fee. The putative nationwide class consists of “all persons who, on or after January 1, 1995... paid fees for tax service, flood certification, and/or underwriting.” In September 2003, the district court dismissed plaintiffs’ causes of action under RESPA as to all three fees for failure to state a claim. Plaintiffs appealed to the U.S. Court of Appeals for the Third Circuit, which affirmed the dismissal as to an alleged overcharge concerning the funding fee, but reversed the district court’s dismissal as to alleged additional charges for further proceedings, including discovery and motions, on both of these RESPA issues and ancillary state law claims. After filing an answer to the claims denying the allegations, our subsidiary conducted preliminary discovery in conjunction with court-supervised mediation. As a result of that mediation, an agreement has been reached to settle part of the claims on a class basis with all of the other claims to be dismissed on an individual basis. The settlement was preliminarily approved by the court on April 9, 2007. Notice is being sent to the class and the final approval hearing is currently scheduled for August 7, 2007. If this settlement is not finalized, our subsidiary intends to vigorously defend actions against these claims.
      Murray. This putative statewide class action was filed against our subsidiary in the United States District Court for the Northern District of Illinois in March 2005. Plaintiff’s counsel alleges that our subsidiary, in sending a “pre-approved offer” to the plaintiff, accessed the plaintiff’s credit report without authorization from the plaintiff and without a “permissible purpose” under the Fair Credit Reporting Act (FCRA) since the material allegedly did not qualify as a “firm offer of credit.” It also alleges that the material failed to make FCRA required notices and disclosures in a “clear and conspicuous” manner. Plaintiff seeks statutory penalties for an allegedly willful violation of the statute. Class certification was denied by the district court, but that decision was reversed on appeal and the matter remanded to the district court for further proceedings, including amended cross-motions for summary judgment as well as a renewed motion for class certification. On April 10, 2007, the district court certified a narrow class limited to those residents of Will County, Illinois who received the mailer in question during the fall of 2004 and who can be identified from any available mailing list. The district court also granted in part and denied in part each of the parties’ summary judgment motions, opining that the mailer in question did not constitute a firm offer of credit, entering judgment in favor of our subsidiary on the clear and conspicuous disclosure issue, and finding a genuine issue of fact with respect to whether the alleged violation of FCRA could be said to be willful. Our subsidiary is considering its options regarding appeal of some or all of the summary judgment decision and intends to vigorously defend actions against these claims.
      Parthiban. The putative class action was filed against our subsidiary in the United States District Court for the Central District of California in August 2005. This litigation is essentially a “copycat” of the Murray case and seeks to recover for essentially the same alleged conduct although for a different class period and on behalf of a putative nationwide class that excludes any residents of Will County, Illinois. The district court granted our subsidiary’s motion to dismiss in part, striking four counts seeking declaratory and injunctive relief, and has permitted the case to go forward on the same “firm offer of credit” claims present in Murray. (The plaintiff has voluntarily withdrawn her “clear and conspicuous” disclosure claims.) A class certification motion is pending. Summary judgment motions have not yet been filed. Our subsidiary intends to vigorously defend actions against these claims.

Item 1A.	Risk Factors
      There have been no material changes to the risk factors contained in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006.
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

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 8th day of May, 2007.

Residential Capital, LLC
(Registrant)

/s/ Sanjiv Khattri

Sanjiv Khattri
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