Form 10-Q
period 2007-06-30
RESIDENTIAL CAPITAL, LLC
filed 2007-08-07
CIK 1332815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007, or

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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of June 30, 2007, there were outstanding 1,000 limited liability company interests of the registrant.
Reduced Disclosure Format
      The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

RESIDENTIAL CAPITAL, LLC

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements.
RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007 and December 31, 2006

	June 30,	December 31,
	2007	2006

	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$3,714,646	$2,018,847
Mortgage loans held for sale	19,333,920	27,007,382
Trading securities	5,510,621	4,562,073
Mortgage loans held for investment, net	60,969,454	67,927,951
Lending receivables, net	10,810,071	14,530,104
Mortgage servicing rights	6,040,774	4,930,061
Accounts receivable	2,523,666	2,561,200
Investments in real estate and other	2,369,639	2,622,149
Goodwill	474,128	471,463
Other assets	10,098,999	8,955,589

Total assets	$121,845,918	$135,586,819

LIABILITIES
Borrowings:
Collateralized borrowings in securitization trusts	$45,122,216	$53,299,518
Other borrowings	52,987,276	59,880,378

Total borrowings	98,109,492	113,179,896
Deposit liabilities	10,652,603	9,851,026
Other liabilities	4,806,427	4,374,006

Total liabilities	113,568,522	127,404,928
Minority interest	769,991	559,778
EQUITY
Member’s interest	4,837,943	3,837,943
Retained earnings	2,487,110	3,651,935
Accumulated other comprehensive income	182,352	132,235

Total equity	7,507,405	7,622,113

Total liabilities, minority interest and equity	$121,845,918	$135,586,819

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

	(Unaudited)
	(Dollars in thousands)
Revenue
Interest income	$1,968,730	$2,009,922	$4,103,442	$3,873,287
Interest expense	1,656,377	1,557,894	3,401,561	2,993,263

Net interest income	312,353	452,028	701,881	880,024
Provision for loan losses	330,418	122,604	875,427	245,337

Net interest income (loss) after provision for loan losses	(18,065)	329,424	(173,546)	634,687
Gain (loss) on sale of mortgage loans, net	173,514	374,969	(61,123)	642,033
Servicing fees	452,144	386,484	899,321	761,168
Servicing asset valuation and hedge activities, net	(151,533)	(170,760)	(453,887)	(356,273)

Net servicing fees	300,611	215,724	445,434	404,895
Gain (loss) on investment securities, net	(56,474)	1,468	(16,540)	(16,961)
Real estate related revenues	137,606	187,035	268,888	331,230
Gain (loss) on sale of equity investments	(542)	414,508	(542)	414,508
Other income	109,461	50,704	255,225	105,316

Total net revenue	646,111	1,573,832	717,796	2,515,708

Expenses
Compensation and benefits	350,880	375,657	684,791	682,461
Professional fees	57,516	62,011	115,502	118,811
Data processing and telecommunications	45,492	47,571	93,366	92,490
Advertising	35,097	43,404	65,517	85,152
Occupancy	39,224	33,854	73,975	66,679
Other	282,509	132,569	669,998	251,882

Total expenses	810,718	695,066	1,703,149	1,297,475

Income (loss) before income tax expense and minority interest	(164,607)	878,766	(985,353)	1,218,233
Income tax expense	64,988	330,618	135,629	468,591

Income (loss) before minority interest	(229,595)	548,148	(1,120,982)	749,642
Minority interest	24,401	—	43,490	—

Net income (loss)	$(253,996)	$548,148	$(1,164,472)	$749,642

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Six Months Ended June 30, 2007 and 2006

	Common				Accumulated
	Stock and				Other
	Paid-in	Member’s	Retained	Comprehensive	Comprehensive	Total
	Capital	Interest	Earnings	Income	Income	Equity

	(Unaudited)
	(Dollars in thousands)
Balance at January 1, 2007	$—	$3,837,943	$3,651,935		$132,235	$7,622,113
Net loss	—	—	(1,164,472)	$(1,164,472)	—	(1,164,472)
Cumulative effect of change in accounting principle as of January 1, 2007, net of tax:
Adoption of Financial Accounting Standards Board Interpretation No. 48	—	—	(353)	—	—	(353)
Capital contribution	—	1,000,000	—	—	—	1,000,000
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	—	—	—	269	—	269
Foreign currency translation adjustment	—	—	—	18,681	—	18,681
Unrealized gain on cash flow hedges	—	—	—	31,167	—	31,167

Other comprehensive income	—	—	—	50,117	50,117	—

Comprehensive income	—	—	—	$(1,114,355)	—	—

Balance at June 30, 2007	$—	$4,837,943	$2,487,110		$182,352	$7,507,405

Balance at January 1, 2006	$3,367,677	$—	$3,980,587		$115,706	$7,463,970
Cumulative effect of change in accounting principle as of January 1, 2006, net of tax:
Transfer of unrealized loss for certain available for sale securities to trading securities	—	—	(16,717)	$—	16,717	—
Recognize mortgage servicing rights at fair value	—	—	3,850	3,850	—	3,850
Net income	—	—	749,642	749,642		749,642
Capital contributions	44,543	—	—	—	—	44,543
Other comprehensive income, net of tax:
Unrealized loss on available for sale securities	—	—	—	(365)	—	(365)
Foreign currency translation adjustment	—	—	—	11,497	—	11,497
Unrealized gain on cash flow hedges	—	—	—	131,124	—	131,124

Other comprehensive income	—	—	—	142,256	142,256	—

Comprehensive income	—	—	—	$895,748	—	—

Balance at June 30, 2006	$3,412,220	$—	$4,717,362		$274,679	$8,404,261

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006

	2007	2006

	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,164,472)	$749,642
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	199,932	156,789
Provision for loan losses	875,427	245,337
(Gain) loss on sale of mortgage loans, net	61,123	(642,033)
(Gain) loss on sale of equity investments	542	(414,508)
Net (gain) loss on sale of other assets	75,190	(24,040)
Minority interest	43,490	—
Loss on investment securities, net	16,540	16,961
Equity in earnings of investees in excess of cash received	(23,180)	(65,340)
Gain on valuation of mortgage servicing rights	(183,476)	(299,269)
Originations and purchases of mortgage loans held for sale	(69,471,441)	(80,126,904)
Proceeds from sales and repayments of mortgage loans held for sale	74,826,714	71,994,595
Deferred income tax	(11,659)	358,699
Net change in:
Trading securities	(1,314,475)	670,871
Accounts receivable	(6,212)	(128,641)
Other assets	(179,933)	285,570
Other liabilities	322,912	1,744

Net cash provided by (used in) operating activities	4,067,022	(7,220,527)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in lending receivables	3,659,282	(667,631)
Originations and purchases of mortgage loans held for investment	(4,002,380)	(9,687,376)
Proceeds from sales and repayments of mortgage loans held for investment	10,486,282	12,618,987
Purchase of and advances to investments in real estate and other	(175,182)	(768,548)
Proceeds from sales of and returns of investments in real estate and other	419,093	962,618
Other, net	481,640	294,183

Net cash provided by investing activities	10,868,735	2,752,233
The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006 — (Continued)

	2007	2006

	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in affiliate borrowings	$—	$(5,177,462)
Net decrease in other short-term borrowings	(6,986,139)	(4,080,309)
Proceeds from issuance of collateralized borrowings in securitization trusts	1,223,104	12,173,129
Repayments of collateralized borrowings in securitization trusts	(9,416,405)	(10,989,930)
Proceeds from secured aggregation facilities, long-term	7,320,797	10,930,165
Repayments of secured aggregation facilities, long-term	(11,879,874)	(10,761,175)
Proceeds from other long-term borrowings	6,561,730	10,147,212
Repayments of other long-term borrowings	(1,788,281)	(273,695)
Payment of debt issuance costs	(26,956)	(82,392)
Capital contributions	1,000,000	—
Increase in deposit liabilities	801,577	2,185,270

Net cash provided by (used in) financing activities	(13,190,447)	4,070,813
Effect of foreign exchange rates on cash and cash equivalents	(49,511)	16,232

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,695,799	(381,249)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,018,847	2,266,753

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,714,646	$1,885,504

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Available for sale securities transferred to trading securities	$—	$927,141
Mortgage loans held for sale transferred to mortgage loans held for investment	1,582,079	8,174,047
Mortgage loans held for investment transferred to mortgage loans held for sale	374,668	2,038,365
Mortgage loans held for investment transferred to other assets	1,371,325	738,597
Originations of mortgage servicing rights from sold loans	928,377	770,175
Contributions of lending receivables	157,223	44,544
The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
      Residential Capital, LLC (the Company) is a wholly-owned subsidiary of GMAC Mortgage Group, LLC, which is a wholly-owned subsidiary of GMAC LLC (GMAC).
      The condensed consolidated financial statements as of June 30, 2007 and for the three- and six-month periods ended June 30, 2007 and 2006 are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
      The interim period consolidated financial statements, including the related notes, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the United States Securities and Exchange Commission and subsequently re-filed on Form 8-K to reflect the changes to operating segment disclosures.
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
     Recently Issued Accounting Standards
      Statement of Financial Accounting Standards No. 157 — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstance. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an arm’s length transaction between market participants, in the markets where we conduct business. SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. The level of the reliability of inputs utilized for fair value calculations drives the extent of disclosure requirements of the valuation methodologies used under the standard. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS No. 157 should be applied prospectively, except for certain financial instruments for which the standard should be applied retrospectively. Management is assessing the potential impact on our consolidated financial condition and results of operations.
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

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
effective for fiscal years ending after December 15, 2008. Management is assessing the potential impact of SFAS No. 158 on the Company’s consolidated financial condition and results of operations.
      Statement of Financial Accounting Standards No. 159 — In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently assessing the effect of implementing this guidance, which directly depends on the nature and extent of eligible items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.
      FASB Staff Position (FSP) FIN No. 39-1 — In April 2007, the FASB issued FSP FIN No. 39-1, Amendment of FASB Interpretation No. 39. FSP FIN No. 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN No. 39-1 is not expected to have a material impact on our condensed consolidated financial statements.
      FSP FIN No. 48-1 — In May 2007, the FASB issued FSP FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48. FSP FIN No. 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 is effective with our initial adoption of FIN No. 48 on January 1, 2007. The adoption of FSP FIN No. 48-1 did not have a material impact on our condensed consolidated financial statements.

2.	Change in Accounting Principle
      On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which supplements Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is more-likely-than-not to be sustained solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. The adoption of this interpretation resulted in a $0.4 million decrease in retained earnings.
      The liability for uncertain income tax positions totaled $11.7 million at January 1, 2007, of this $11.7 million total liability, $9.2 million would affect the Company’s effective tax rate if recognized. The $11.7 million liability also included approximately $2.5 million for the payment of interest and penalties. The Company recognizes interest and penalties related to uncertain income tax positions in interest expense. There

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
were no significant changes to the liability for uncertain income tax positions during the six months ended June 30, 2007.
      It is reasonably possible that the tax years 2001-2003 will be settled as of December 31, 2007. As a result, the liability for uncertain tax positions would decrease by approximately $5.7 million.

3.	Mortgage Loans Held for Sale
      Residential mortgage loans held for sale were as follows:

	June 30,	December 31,
	2007	2006

	(In thousands)
Prime conforming	$3,456,647	$2,171,782
Prime non-conforming	9,907,472	12,606,382
Nonprime	4,011,464	8,548,213
Prime second-lien	1,188,732	2,991,471
Government	769,605	689,534

Total	$19,333,920	$27,007,382

      At June 30, 2007, the Company pledged mortgage loans held for sale of $14.9 billion as collateral for certain borrowings (see Note 9).

4.	Trading Securities
      Trading securities were as follows:

	June 30,	December 31,
	2007	2006

	(In thousands)
Mortgage and asset-backed securities	$2,527,766	$1,748,328
U.S. Treasury securities	350,496	400,962
Principal-only securities	971,316	956,741
Residual interests	1,158,764	1,018,895
Interest-only securities	481,300	369,484
Other	20,979	67,663

Total	$5,510,621	$4,562,073

Net unrealized gains (losses)	$37,725	$(10,118)
Pledged as collateral	4,320,657	3,681,269
      Interests that continue to be held by the Company from the Company’s off-balance sheet securitizations are retained in the form of mortgage-backed securities, residual interests, interest-only strips and principal-only strips. At June 30, 2007, trading securities totaling $2.1 billion are interests that continue to be held by the Company from the Company’s off-balance sheet securitizations.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

5.	Mortgage Loans Held for Investment
      Mortgage loans held for investment were as follows:

	June 30,	December 31,
	2007	2006

	(In thousands)
Prime conforming	$1,040,706	$988,448
Prime non-conforming	10,641,798	9,060,112
Nonprime	44,624,795	52,340,739
Prime second-lien	6,357,299	7,046,301
Government	500	712

Total	62,665,098	69,436,312
Less allowance for loan losses	(1,695,644)	(1,508,361)

Total, net	$60,969,454	$67,927,951

      At June 30, 2007, the unpaid principal balance of mortgage loans held for investment relating to securitization transactions accounted for as collateralized borrowings in securitization trusts and pledged as collateral totaled $46.4 billion. The investors in these on-balance sheet securitizations and the securitization trusts have no recourse to the Company’s other assets beyond the loans pledged as collateral. Additionally, the Company pledged mortgage loans held for investment of $15.0 billion as collateral for other secured borrowings at June 30, 2007.
      At June 30, 2007, mortgage loans held for investment on nonaccrual status totaled $8.8 billion. If nonaccrual mortgage loans held for investment had performed in accordance with their original terms, the Company would have recorded additional interest income of approximately $230.9 and $144.3 million during the six months ended June 30, 2007 and 2006, respectively.
      The Company mitigates some of the credit risk associated with holding certain of the mortgage loans held for investment by purchasing mortgage insurance. Mortgage loans with an unpaid principal balance of $1.6 billion at June 30, 2007 have limited protection through this insurance. This insurance pertains to certain nonprime loans originated or acquired during the years ended December 31, 2002 through 2004.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

6.	Lending Receivables
      The composition of lending receivables was as follows:

	June 30,	December 31,
	2007	2006

	(In thousands)
Construction:
Residential	$3,044,555	$2,697,171
Residential mezzanine	362,850	380,830
Resort	169,185	133,716

Total construction	3,576,590	3,211,717
Warehouse	3,926,452	8,804,803
Commercial business	2,015,490	1,699,694
Healthcare	878,448	761,983
Commercial real estate	581,162	335,938
Other	106,041	112,610

Total	11,084,183	14,926,745
Less allowance for loan losses	(274,112)	(396,641)

Total, net	$10,810,071	$14,530,104

      At June 30, 2007, the Company pledged $8.0 billion of lending receivables as collateral for certain borrowings.
      At June 30, 2007, lending receivables on nonaccrual status totaled $0.3 billion. If lending receivables had performed in accordance with their original terms, the Company would have recorded additional interest income of approximately $43.9 and $1.7 million during the six months ended June 30, 2007 and 2006, respectively.

7.	Allowance for Loan Losses
      The following is a summary of the activity in the allowance for loan losses for the six months ended June 30, 2007 and 2006:

	Mortgage Loans
	Held for	Lending
	Investment	Receivables	Other	Total

	(In thousands)
Balance at January 1, 2007	$1,508,361	$396,641	$25,757	$1,930,759
Provision for loan losses	648,753	220,125	6,549	875,427
Charge-offs	(491,084)	(343,055)	(5,339)	(839,478)
Recoveries	29,614	401	2,195	32,210

Balance at June 30, 2007	$1,695,644	$274,112	$29,162	$1,998,918

Balance at January 1, 2006	$1,065,906	$187,407	$—	$1,253,313
Provision for loan losses	238,835	6,502	—	245,337
Charge-offs	(288,445)	(5,601)	—	(294,046)
Recoveries	25,201	354	—	25,555

Balance at June 30, 2006	$1,041,497	$188,662	$—	$1,230,159

RESIDENTIAL CAPITAL, LLC
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

	Mortgage Servicing
	Rights Managed By

	GMAC	GMAC RFC	International
	Residential	Holding	Business
	Holding	(Domestic)	Group	Eliminations	Total

	(In thousands)
Estimated fair value at January 1, 2007	$3,752,733	$1,164,585	$12,743	$—	$4,930,061
Additions obtained from sales of mortgage loans	658,345	266,823	3,209	—	928,377
Additions from purchases of servicing assets	9,291	—	—	(9,291)	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	341,789	164,435	—	—	506,224
Other changes in fair value	(155,538)	(165,994)	(1,216)	—	(322,748)
Other changes that affect the balance	—	(10,724)	293	9,291	(1,140)

Estimated fair value at June 30, 2007	$4,606,620	$1,419,125	$15,029	$—	$6,040,774

Estimated fair value at January 1, 2006	$3,056,446	$959,708	$4,850	$—	$4,021,004
Additions obtained from sales of mortgage loans	522,285	247,890	—	—	770,175
Additions from purchases of servicing assets	5,520	—	—	—	5,520
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	563,957	90,313	—	—	654,270
Other changes in fair value	(210,045)	(145,030)	74	—	(355,001)
Other changes that affect the balance	—	(2,670)	305	—	(2,365)

Estimated fair value at June 30, 2006	$3,938,163	$1,150,211	$5,229	$—	$5,093,603

      At June 30, 2007, the Company had pledged mortgage servicing rights of $3.2 billion as collateral for borrowings.
      Changes in fair value due to changes in valuation inputs or assumptions used in the valuation models include all changes due to a revaluation by a model or by a benchmarking exercise. This line item also includes changes in fair value due to a change in valuation assumptions and/or model calculations. Management converted the valuation of mortgage servicing rights managed within the GMAC-RFC Holding portfolio (domestic only) to a single valuation platform. This platform conversion included changing methodologies surrounding certain assumptions used in the mortgage servicing rights valuation. The impact of these changes

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
increased the valuation $42.4 million and is included in the overall $164.4 million favorable change in fair value due to changes in valuation inputs or assumptions used in the valuation model. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic run-off of the portfolio. Other changes that affect the balance primarily include foreign currency adjustments and the extinguishment of mortgage servicing rights related to clean-up calls of securitization transactions.
      The key economic assumptions used by the Company in valuing its mortgage servicing rights were as follows:

		GMAC-RFC	International
	GMAC Residential	Holding	Business
June 30, 2007	Holding	(Domestic)	Group

Weighted average prepayment speed	14.8%	22.9%	8.3%
Range of prepayment speeds	13.5-39.7%	20.9- 23.9%	0.0-23.6%
Weighted average discount rate	8.5%	10.5%	8.0%
Range of discount rates	8.3-13.0%	10.4- 10.5%	8.0-8.0%

		GMAC-RFC	International
	GMAC Residential	Holding	Business
June 30, 2006	Holding	(Domestic)	Group

Weighted average prepayment speed	16.1%	27.2%	8.0%
Range of prepayment speeds	15.1-38.2%	27.2- 27.2%	7.0-15.0%
Weighted average discount rate	9.2%	12.6%	8.0%
Range of discount rates	9.0-13.5%	12.0- 12.9%	8.0-8.0%
      The key economic assumptions used by the Company in valuing its mortgage servicing rights at the date of their initial recording were as follows:

		GMAC-RFC	International
	GMAC Residential	Holding	Business
Six months ended June 30, 2007	Holding	(Domestic)	Group

Range of prepayment speeds (constant prepayment rate)	12.6-37.2%	10.3- 35.0%	0.8-15.4%
Range of discount rates	7.7-13.9%	10.2- 17.7%	8.0-8.0%

		GMAC-RFC	International
	GMAC Residential	Holding	Business
Six months ended June 30, 2006	Holding	(Domestic)	Group

Range of prepayment speeds (constant prepayment rate)	14.1-41.0%	8.5-37.8%	—
Range of discount rates	8.7-13.5%	11.0- 15.0%	—
      The Company’s servicing rights’ primary risk is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher than expected prepayments, which could reduce the value of the mortgage servicing rights. The Company economically hedges the income statement impact of these risks with both derivative and non-derivative financial instruments. These instruments include interest rate swaps, caps, and floors, options to purchase these items, futures and forward contracts, and/or purchasing or selling U.S. Treasury and principal-only securities. At June 30, 2007, the fair value of derivative financial instruments and non-derivative financial instruments used to mitigate these risks amounted to $126.6 million and $1.1 billion, respectively. At June 30, 2006, the fair value of derivative financial

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
instruments and non-derivative financial instruments used to mitigate these risks amounted to $(32.1) million and $1.9 billion, respectively. The change in the fair value of the derivative financial instruments amounted to losses of $637.5 and $655.6 million for the six months ended June 30, 2007 and 2006, respectively, and is included in servicing asset valuation and hedge activities, net in the Condensed Consolidated Statement of Income.
      The components of servicing fees were as follows:

	Six Months Ended
	June 30,

	2007	2006

	(In thousands)
Contractual servicing fees (net of guarantee fees and including subservicing)	$763,849	$640,093
Late fees	74,522	61,845
Ancillary fees	60,950	59,230

Total	$899,321	$761,168

9.	Borrowings
      Borrowings were as follows:

	June 30,	December 31,
	2007	2006

	(In thousands)
Collateralized borrowings in securitization trusts(a)	$45,122,216	$53,299,518
Other borrowings:
Secured aggregation facilities — short-term	9,823,759	13,079,221
Secured aggregation facilities — long-term(a)	1,307,607	5,866,684
Repurchase agreements — short-term	8,765,362	10,961,850
Repurchase agreements — long-term(a)	326,248	543,675
Senior unsecured notes(a)	15,139,995	12,408,822
Subordinated unsecured note(a)	1,000,000	1,000,000
FHLB advances — long-term(a)	9,414,000	7,279,000
Third-party bank credit facilities — short-term	341,000	475,000
Third-party bank credit facilities — long-term(a)	1,750,000	1,750,000
Debt collateralized by mortgage loans	1,496,942	3,017,961
Servicing advances	679,344	728,750
Investor custodial funds	—	131,709
Other — short-term	2,096,581	1,820,111
Other — long-term(a)	846,438	817,595

Total other borrowings	52,987,276	59,880,378

Total borrowings	$98,109,492	$113,179,896

(a)	Represents borrowings with an original contractual maturity in excess of one year.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
      The following summarizes assets that are pledged as collateral for the payment of certain debt obligations:

	June 30,	December 31,
	2007	2006

	(In thousands)
Mortgage loans held for investment	$61,430,979	$68,480,110
Mortgage loans held for sale	14,902,723	22,833,819
Trading securities	4,245,487	3,639,702
Mortgage servicing rights	3,191,003	2,447,084
Lending receivables	8,028,778	11,804,708
Accounts receivable	964,532	946,014
Investments in real estate and other	1,067,256	719,116
Other assets	2,032,006	1,563,691

Total assets pledged as collateral	$95,862,764	$112,434,244

Related secured debt	$78,360,253	$96,206,963

      GMAC Bank has entered into an advances agreement with the Federal Home Loan Bank of Pittsburgh (FHLB). Under the agreement, GMAC Bank had assets restricted as collateral totaling $17.8 billion as of June 30, 2007. However, the FHLB will allow GMAC Bank to freely encumber any assets restricted as collateral not needed to collateralize existing FHLB advances notwithstanding the FHLB’s existing lien on such assets. As of June 30, 2007, GMAC Bank had $5.2 billion of assets restricted as collateral that were available to be encumbered elsewhere.
      The assets that were pledged as collateral in the preceding table include assets that can be sold or repledged by the secured party. The assets that could be sold or repledged were as follows:

	June 30,	December 31,
	2007	2006

	(In thousands)
Mortgage loans held for sale	$4,399,061	$5,513,015
Trading securities	3,603,698	2,945,653
Mortgage loans held for investment	1,543,735	1,667,978
Investments in real estate and other	243,638	48,193

Total	$9,790,132	$10,174,839

10.	Deposit Liabilities
      Deposit liabilities were as follows:

	June 30,	December 31,
	2007	2006

	(In thousands)
Non-interest bearing deposits	$2,383,415	$1,358,630
NOW and money market checking accounts	2,285,800	1,806,156
Certificates of deposit	5,983,388	6,686,240

Total	$10,652,603	$9,851,026

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
      Non-interest bearing deposits primarily represent third-party escrows associated with the Company’s loan servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At June 30, 2007, certificates of deposit included $4.8 billion of brokered certificates of deposit.

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
      The following table summarizes the pretax earnings impact of the ineffectiveness portion of the changes in fair value for each type of accounting hedge classification segregated by the asset or liability hedged:

Six Months Ended June 30,	2007	2006	Income Statement Classification

	(In millions)
Fair value hedge ineffectiveness gain (loss):
Mortgage loans held for sale	$(0.7)	$(4.5)	Gain on sale of mortgage loans
Senior unsecured notes	(0.8)	0.3	Gain on investment securities
Cash flow hedge ineffectiveness gain:
Issuance of collateralized borrowings	—	0.4	Interest expense

Total	$(1.5)	$(3.8)

      There were no net gains on fair value hedges excluded from assessment of effectiveness for the six months ended June 30, 2007 and 2006.

12.	Related Party Transactions
      The Company incurred interest expense of $0.0 and $114.6 million for the six months ended June 30, 2007 and 2006, respectively, related to borrowings from GMAC.
      The Company provides global relocation services to GM and GMAC for certain relocations of their employees. The Company recorded revenue of $4.6 and $4.0 million for such services in the six months ended June 30, 2007 and 2006, respectively. In addition, GM and GMAC had mortgage-related fees for certain of their employees resulting in revenue of $2.1 and $1.8 million for the six months ended June 30, 2007 and 2006, respectively.
      During the six months ended June 30, 2007, the Company received cash payments totaling $249.6 million from GMAC for settlement of its intercompany tax receivable from GM that related to the Company’s estimated tax liability for the period ended November 30, 2006.
      GMAC provided the Company with certain services for which a management fee was charged. The Company incurred GMAC management fees expense of $18.8 and $8.9 million for the six months ended June 30, 2007 and 2006, respectively. In addition, the Company received $9.2 and $3.6 million from GMAC

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
for certain services related to risk management activities for the six months ended June 30, 2007 and 2006, respectively.
      The Company provides working capital funding and construction lending financing for affiliates of equity method investees. The affiliates of the investees had outstanding working capital balances of $5.0 million and $0 at June 30, 2007 and 2006, respectively. The Company recognized interest income of $0.2 and $2.1 million for the six months ended June 30, 2007 and 2006, respectively, on these balances. The affiliates of the investees had outstanding construction lending receivable balances of $1.9 and $92.8 million at June 30, 2007 and 2006, respectively. The Company recognized interest income on these receivables of $0.1 and $9.1 million for the six months ended June 30, 2007 and 2006, respectively.
      The Company provides warehouse funding to other equity method investees. The outstanding warehouse lending receivable balance for the investees was $60.1 and $232.3 million as of June 30, 2007 and 2006, respectively. The Company recognized interest income on these receivables of $1.3 and $5.3 million for the six months ended June 30, 2007 and 2006, respectively. The Company purchased $17.0 and $348.2 million of loans at market prices from the investees during the first six months of 2007 and 2006, respectively.
      The Company had short-term receivables from unconsolidated affiliates of $7.2 and $18.0 million included within accounts receivable at June 30, 2007 and 2006, respectively. In addition, the Company had lending receivables from an affiliate of FIM Holdings LLC of $50.9 million. The Company recognized interest income on these lending receivables of $9.2 million for the six months ended June 30, 2007.
      At June 30, 2007, GMAC Bank’s deposit liabilities included a $296.5 million deposit from GMAC. The Company incurred interest expense of $6.7 million for the six months ended June 30, 2007 on this deposit.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

13.	Segment Information
      Refer to Note 1 to the Condensed Consolidated Financial Statements for a discussion on changes to the reportable segments. Financial results for the Company’s reportable operating segments were as follows:

		Business	International
	Residential	Capital	Business	Corporate
Three Months Ended June 30,	Finance Group	Group	Group	and Other	Eliminations	Consolidated

	(In thousands)
2007
Net interest income (expense)	$257,845	$31,416	$27,188	$(4,096)	$—	$312,353
Provision for loan losses	(277,193)	(32,744)	(16,809)	(3,672)	—	(330,418)
Other revenue	413,392	26,545	99,971	124,268	—	664,176

Total net revenue	394,044	25,217	110,350	116,500	—	646,111
Operating expenses	606,826	18,778	98,271	86,843	—	810,718

Income (loss) before income tax expense and minority interest	(212,782)	6,439	12,079	29,657	—	(164,607)
Income tax expense (benefit)	47,132	59	(2,686)	20,483	—	64,988

Income (loss) before minority interest	(259,914)	6,380	14,765	9,174	—	(229,595)
Minority interest	—	—	—	24,401	—	24,401

Net income (loss)	$(259,914)	$6,380	$14,765	$(15,227)	$—	$(253,996)

Total assets	$93,615,062	$7,608,534	$12,650,047	$31,040,648	$(23,068,373)	$121,845,918

Net interest income (expense) from other segments	$(150,878)	$(74,692)	$(79,917)	$305,487	$—	$—

	Residential	Business	International
	Finance	Capital	Business	Corporate
Three Months Ended June 30,	Group	Group	Group	and Other	Eliminations	Consolidated

	(In thousands)
2006
Net interest income	$371,134	$22,438	$42,730	$15,726	$—	$452,028
Provision for loan losses	(114,534)	(4,734)	(3,358)	22	—	(122,604)
Other revenue	685,248	491,254	69,591	(1,685)	—	1,244,408

Total net revenue	941,848	508,958	108,963	14,063	—	1,573,832
Operating expenses	605,770	23,569	63,375	2,352	—	695,066

Income before income tax expense	336,078	485,389	45,588	11,711	—	878,766
Income tax expense (benefit)	139,374	186,249	5,421	(426)	—	330,618

Net income	$196,704	$299,140	$40,167	$12,137	$—	$548,148

Total assets	$106,915,749	$6,250,365	$10,195,342	$22,147,023	$(20,955,995)	$124,552,484

Net interest income (expense) from other segments	$(141,758)	$(62,864)	$(13,484)	$218,106	$—	$—

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

	Residential	Business	International
	Finance	Capital	Business	Corporate
Six Months Ended June 30,	Group	Group	Group	and Other	Eliminations	Consolidated

	(In thousands)
2007
Net interest income (expense)	$585,470	$65,981	$59,676	$(9,246)	$—	$701,881
Provision for loan losses	(788,626)	(57,442)	(22,561)	(6,798)	—	(875,427)
Other revenue	324,667	87,278	242,452	236,945		891,342

Total net revenue	121,511	95,817	279,567	220,901	—	717,796
Operating expenses	1,308,126	37,606	189,486	167,931	—	1,703,149

Income (loss) before income tax expense and minority interest	(1,186,615)	58,211	90,081	52,970	—	(985,353)
Income tax expense	73,064	318	30,296	31,951	—	135,629

Income (loss) before minority interest	(1,259,679)	57,893	59,785	21,019	—	(1,120,982)
Minority interest	—	—	—	43,490	—	43,490

Net income (loss)	$(1,259,679)	$57,893	$59,785	$(22,471)	$—	$(1,164,472)

Total assets	$93,615,062	$7,608,534	$12,650,047	$31,040,648	$(23,068,373)	$121,845,918

Net interest income (expense) from other segments	$(292,173)	$(146,756)	$(105,910)	$544,839	$—	$—

		Business	International
	Residential	Capital	Business	Corporate and
Six Months Ended June 30,	Finance Group	Group	Group	Other	Eliminations	Consolidated

	(In thousands)
2006
Net interest income	$737,220	$43,213	$83,854	$15,737	$—	$880,024
Provision for loan losses	(233,954)	(4,796)	(6,626)	39	—	(245,337)
Other revenue	1,165,453	572,207	145,136	(1,775)	—	1,881,021

Total net revenue	1,668,719	610,624	222,364	14,001	—	2,515,708
Operating expenses	1,140,348	36,096	118,204	2,827	—	1,297,475

Income before income tax expense	528,371	574,528	104,160	11,174	—	1,218,233
Income tax expense (benefit)	225,774	221,308	22,636	(1,127)	—	468,591

Net income	$302,597	$353,220	$81,524	$12,301	$—	$749,642

Total assets	$106,915,749	$6,250,365	$10,195,342	$22,147,023	$(20,955,995)	$124,552,484

Net interest income (expense) from other segments	$(261,623)	$(127,945)	$(7,940)	$397,508	$—	$—

14.	Regulatory Matters
      Certain subsidiaries of the Company associated with the Company’s mortgage and real estate operations are required to maintain certain regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state and foreign agencies that could have a

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
material effect on the Company’s results of operations and financial condition. These entities were in compliance with these requirements as of June 30, 2007.
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
      The FDIC requires the Bank to maintain a well capitalized categorization, under the regulatory framework (see table below), for the first three years of operation. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios were as follows:

			Minimum to be
	Actual		Well Capitalized

June 30, 2007	Amount	Ratio	Amount	Ratio

	(Dollars in		(Dollars in
	thousands)		thousands)
Total capital (Tier 1 + Tier 2) to risk weighted assets	$2,725.3	15.9%	$1,712.8	10.0%
Tier 1 capital to risk weighted assets	2,648.7	15.5%	1,027.7	6.0%
Tier 1 capital to average assets (leveraged ratio)	2,648,7	12.2%	1,732.2	8.0%

15.	Supplemental Financial Information
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

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$2,750,970	$239,252	$757,847	$(33,423)	$3,714,646
Mortgage loans held for sale	—	4,872,414	14,461,805	(299)	19,333,920
Trading securities	—	2,328,318	3,182,303	—	5,510,621
Mortgage loans held for investment, net	—	2,313,432	58,714,236	(58,214)	60,969,454
Lending receivables, net	—	1,640,561	9,168,836	674	10,810,071
Mortgage servicing rights	—	6,025,745	15,029	—	6,040,774
Accounts receivable	12,607	1,459,683	1,503,999	(452,623)	2,523,666
Investments in real estate and other	—	112,361	2,257,278	—	2,369,639
Goodwill	—	218,803	255,325	—	474,128
Other assets	391,323	7,728,086	8,235,173	(6,255,583)	10,098,999
Investment in and loans to subsidiaries	22,981,915	2,350,981	—	(25,332,896)	—

Total assets	$26,136,815	$29,289,636	$98,551,831	$(32,132,364)	$121,845,918

LIABILITIES
Borrowings:
Affiliate borrowings	$—	$13,400,000	$1,873,916	$(15,273,916)	$—
Collateralized borrowings in securitization trusts	—	—	45,122,216	—	45,122,216
Other borrowings	18,130,995	7,486,489	28,235,398	(865,606)	52,987,276

Total borrowings	18,130,995	20,886,489	75,231,530	(16,139,522)	98,109,492
Deposit liabilities	—	—	10,723,026	(70,423)	10,652,603
Other liabilities	498,415	2,565,774	7,572,308	(5,830,070)	4,806,427

Total liabilities	18,629,410	23,452,263	93,526,864	(22,040,015)	113,568,522
Minority interest	—	—	769,991	—	769,991

EQUITY
Common stock and paid-in capital	—	—	169,785	(169,785)	—
Member’s interest	4,837,943	3,899,444	2,576,355	(6,475,799)	4,837,943
Retained earnings	2,487,110	1,755,155	1,328,792	(3,083,947)	2,487,110
Accumulated other comprehensive income	182,352	182,774	180,044	(362,818)	182,352

Total equity	7,507,405	5,837,373	4,254,976	(10,092,349)	7,507,405

Total liabilities, minority interest and equity	$26,136,815	$29,289,636	$98,551,831	$(32,132,364)	$121,845,918

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue
Interest income	$284,458	$366,360	$1,585,427	$(267,515)	$1,968,730
Interest expense	283,052	303,275	1,343,777	(273,727)	1,656,377

Net interest income	1,406	63,085	241,650	6,212	312,353
Provision for loan losses	—	88,263	243,972	(1,817)	330,418

Net interest income (loss) after provision for loan losses	1,406	(25,178)	(2,322)	8,029	(18,065)
Gain on sale of mortgage loans, net	—	17,236	156,056	222	173,514
Servicing fees	—	441,932	12,028	(1,816)	452,144
Servicing asset valuation and hedge activities, net	—	(150,827)	(706)	—	(151,533)

Net servicing fees	—	291,105	11,322	(1,816)	300,611
Gain (loss) on investment securities, net	(771)	(111,146)	55,443	—	(56,474)
Real estate related revenues	—	228	137,378	—	137,606
Loss on sale of equity investments	—	—	(542)	—	(542)
Other income	994	28,005	114,960	(34,498)	109,461

Total net revenue	1,629	200,250	472,295	(28,063)	646,111

Expenses
Compensation and benefits	—	202,339	148,541	—	350,880
Professional fees	—	42,813	14,703	—	57,516
Data processing and telecommunications	—	30,119	15,373	—	45,492
Advertising	—	23,074	12,023	—	35,097
Occupancy	—	25,547	13,677	—	39,224
Other	941	143,402	174,291	(36,125)	282,509

Total expenses	941	467,294	378,608	(36,125)	810,718

Income (loss) before income tax expense and minority interest	688	(267,044)	93,687	8,062	(164,607)
Income tax expense (benefit)	—	(960)	64,772	1,176	64,988

Income (loss) before minority interest	688	(266,084)	28,915	6,886	(229,595)
Minority interest	—	—	24,401	—	24,401

Income (loss) before equity in net earnings (losses) of subsidiaries	688	(266,084)	4,514	6,886	(253,996)
Equity in net losses of subsidiaries	(254,684)	(105,372)	—	360,056	—

Net income (loss)	$(253,996)	$(371,456)	$4,514	$366,942	$(253,996)

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

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue
Interest income	$548,011	$810,025	$3,270,244	$(524,838)	$4,103,442
Interest expense	544,985	632,152	2,763,464	(539,040)	3,401,561

Net interest income	3,026	177,873	506,780	14,202	701,881
Provision for loan losses	—	296,267	581,322	(2,162)	875,427

Net interest income (loss) after provision for loan losses	3,026	(118,394)	(74,542)	16,364	(173,546)
Gain (loss) on sale of mortgage loans, net	—	(291,412)	233,015	(2,726)	(61,123)
Servicing fees	—	880,671	22,285	(3,635)	899,321
Servicing asset valuation and hedge activities, net	—	(452,675)	(1,212)	—	(453,887)

Net servicing fees	—	427,996	21,073	(3,635)	445,434
Gain (loss) on investment securities, net	(771)	(91,283)	75,514	—	(16,540)
Real estate related revenues	—	13,134	255,754	—	268,888
Loss on sale of equity investments	—	—	(542)	—	(542)
Other income	1,822	66,777	248,634	(62,008)	255,225

Total net revenue	4,077	6,818	758,906	(52,005)	717,796

Expenses
Compensation and benefits	—	414,099	270,692	—	684,791
Professional fees	—	87,380	28,122	—	115,502
Data processing and telecommunications	—	62,859	30,507	—	93,366
Advertising	—	44,978	20,539	—	65,517
Occupancy	—	46,557	27,418	—	73,975
Other	(159)	391,311	346,180	(67,334)	669,998

Total expenses	(159)	1,047,184	723,458	(67,334)	1,703,149

Income (loss) before income tax expense and minority interest	4,236	(1,040,366)	35,448	15,329	(985,353)
Income tax expense (benefit)	—	(4,795)	140,321	103	135,629

Income (loss) before minority interest	4,236	(1,035,571)	(104,873)	15,226	(1,120,982)
Minority interest	—	—	43,490	—	43,490

Income (loss) before equity in net earnings (losses) of subsidiaries	4,236	(1,035,571)	(148,363)	15,226	(1,164,472)
Equity in net losses of subsidiaries	(1,168,708)	(249,909)	—	1,418,617	—

Net loss	$(1,164,472)	$(1,285,480)	$(148,363)	$1,433,843	$(1,164,472)

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

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(139,194)	$(948,528)	$5,121,558	$33,186	$4,067,022
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in lending receivables	—	1,031,073	2,628,209	—	3,659,282
Originations and purchases of mortgage loans held for investment	—	(925,994)	(3,074,652)	(1,734)	(4,002,380)
Proceeds from sales and repayments of mortgage loans held for investment	—	901,013	9,585,908	(639)	10,486,282
Purchases of and advances to investments in real estate and other	—	(3,817)	(171,365)	—	(175,182)
Proceeds from sales of and returns of investments in real estate and other	—	19,234	399,859	—	419,093
Payment of capital contribution	(175,000)	(214,806)	—	389,806	—
Net increase in affiliate lending	(1,818,073)	—	—	1,818,073	—
Other, net	—	434,879	47,444	(683)	481,640

Net cash provided by (used in) investing activities	(1,993,073)	1,241,582	9,415,403	2,204,823	10,868,735
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in affiliate borrowings	—	1,712,000	106,073	(1,818,073)	—
Net increase (decrease) in other short-term borrowings	166,000	(3,409,053)	(3,743,086)	—	(6,986,139)
Proceeds from issuance of collateralized borrowings in securitization trusts	—	1,186,356	36,748	—	1,223,104
Repayments of collateralized borrowings in securitization trusts	—	—	(9,416,405)	—	(9,416,405)
Proceeds from secured aggregation facilities, long-term	—	—	7,320,797	—	7,320,797
Repayments of secured aggregation facilities, long-term	—	—	(11,879,874)	—	(11,879,874)
Proceeds from other long-term borrowings	3,853,195	—	2,708,535	—	6,561,730
Repayments of other long-term borrowings	(1,000,000)	—	(788,281)	—	(1,788,281)
Payments of debt issuance costs	(18,448)	—	(8,508)	—	(26,956)
Capital contribution	1,000,000	—	389,806	(389,806)	1,000,000
Dividends paid	—	—	(2,474)	2,474	—
Decrease in deposit liabilities	—	—	830,127	(28,550)	801,577

Net cash provided by (used in) financing activities	4,000,747	(510,697)	(14,446,542)	(2,233,955)	(13,190,447)
Effect of foreign exchange rates on cash and cash equivalents	49,890	—	(88,797)	(10,604)	(49,511)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,918,370	(217,643)	1,622	(6,550)	1,695,799
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	832,600	456,895	756,225	(26,873)	2,018,847

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,750,970	$239,252	$757,847	$(33,423)	$3,714,646

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Transfer of $1.2 billion of mortgage loans held for investment from guarantor subsidiaries to non-guarantor subsidiaries.
Transfer of $1.2 billion of collateralized borrowings in securitization trusts from guarantor subsidiaries to non-guarantor subsidiaries.
Parent contributed $1.0 billion to guarantor subsidiaries through forgiveness of affiliate borrowings.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Dollars in thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$81,751	$(9,876,755)	$2,573,213	$1,264	$(7,220,527)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in lending receivables	—	383,247	(1,050,878)	—	(667,631)
Originations and purchases of mortgage loans held for investment	—	(6,958,470)	(4,079,283)	1,350,377	(9,687,376)
Proceeds from sales and repayments of mortgage loans held for investment	—	2,910,564	11,054,679	(1,346,256)	12,618,987
Purchase of and advances to investments in real estate and other	—	(18,765)	(749,783)	—	(768,548)
Proceeds from sales of and returns of investments in real estate and other	—	630,685	331,933	—	962,618
Payment of capital contribution	(100,000)	(112,939)	—	212,939	—
Net increase in affiliate lending	(3,011,922)	—	52,703	2,959,219	—
Other, net	(192,040)	90,245	398,637	(2,659)	294,183

Net cash provided by (used in) investing activities	(3,303,962)	(3,075,433)	5,958,008	3,173,620	2,752,233
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in affiliate borrowings	(4,130,000)	1,364,981	546,776	(2,959,219)	(5,177,462)
Net increase in other short-term borrowings	—	(591,205)	(3,491,719)	2,615	(4,080,309)
Proceeds from issuance of collateralized borrowings in securitization trusts	—	12,102,987	70,142	—	12,173,129
Repayments of collateralized borrowings in securitization trusts	—	—	(10,989,930)	—	(10,989,930)
Proceeds from secured aggregation facilities, long-term	—	—	10,930,165	—	10,930,165
Repayments of secured aggregation facilities, long-term	—	—	(10,761,175)	—	(10,761,175)
Proceeds from other long-term borrowings	6,956,965	—	3,190,247	—	10,147,212
Repayments of other long-term borrowings	—	—	(273,695)	—	(273,695)
Payments of debt issuance costs	(46,161)	—	(36,231)	—	(82,392)
Proceeds from capital contribution	—	100,000	112,939	(212,939)	—
Dividends paid	—	—	(2,659)	2,659	—
Increase in deposit liabilities	—	—	2,165,190	20,080	2,185,270

Net cash provided by (used in) financing activities	2,780,804	12,976,763	(8,539,950)	(3,146,804)	4,070,813
Effect of foreign exchange rates on cash and cash equivalents	(2,158)	—	18,390	—	16,232

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(443,565)	24,575	9,661	28,080	(381,249)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,626,814	158,167	556,252	(74,480)	2,266,753

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,183,249	$182,742	$565,913	$(46,400)	$1,885,504

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are a leading real estate finance company focused primarily on the residential real estate market. Our businesses include the origination, purchase, service, sale and securitization of residential mortgage loans. We conduct our operations and manage and report our financial information primarily through three operating business segments:

•	Residential Finance Group. Our Residential Finance Group originates, purchases, sells, securitizes and services residential mortgage loans in the United States. The segment originates mortgage loans through a retail branch network, direct lending centers and mortgage brokers. In addition, the segment purchases residential mortgage loans from correspondent lenders and other third-parties and provides warehouse lending. The loans produced or purchased by this segment cover a broad credit spectrum. Prime credit quality loans that are produced in conformity with the underwriting guidelines of Fannie Mae and Freddie Mac are generally sold to one of these government-sponsored enterprises in the form of agency guaranteed securitizations. This segment also produces a variety of loans that do not conform to the underwriting guidelines of Fannie Mae and Freddie Mac. These loans include prime nonconforming, nonprime and prime second-lien loans, which are generally securitized though the issuance of non-agency mortgage-backed and mortgage related asset-backed securities. This segment also provides collateralized lines of credit to other originators of residential mortgage loans, which the Company refers to as warehouse lending. Our limited banking activities through the mortgage division of GMAC Bank and our real estate brokerage and relocation business are also included in this segment.

•	Business Capital Group. Our Business Capital Group provides financing and equity capital to residential land developers and homebuilders and financing to resort developers and healthcare-related enterprises.

•	International Business Group. Our International Business Group includes substantially all of our operations outside of the United States, and has businesses in the United Kingdom (which currently generates a significant portion of the segment’s net income), Canada, Continental Europe, Latin America and Australia. We originate, purchase, sell and securitize residential mortgage loans. We also extend credit to companies involved in residential real estate development and provide commercial lending facilities.
      Our other business operations are not significant to our consolidated results of operations. These business operations include certain holding company activities and the leasing and financing activities related to the consolidation of the automobile division of GMAC Bank and other adjustments to conform the reportable segment information to our consolidated results of operations.
Results of Operations

Consolidated Results
      Our net loss was $254.0 million for the three months ended June 30, 2007, compared to net income of $548.1 million for the same period in 2006, and net loss was $1.2 billion for the six months ended June 30, 2007, compared to net income of $749.6 million for the same period in 2006. Our 2007 results continued to be adversely affected by domestic economic conditions, including increases in nonprime delinquencies and a significant deterioration in the nonprime securitization and residential housing markets.
      Our mortgage loan production for the three months ended June 30, 2007 was $34.9 billion, a decrease of 25.8% compared to $47.0 billion in the same period in 2006 and $72.4 billion for the six months ended June 30, 2007, a decrease of 18.3% compared to $88.6 billion in the same period in 2006. Our domestic loan production decreased 32.7% in the three months ended June 30, 2007 and 23.8% in the six months ended June 30, 2007, while international loan production increased 15.3% and 16.3% respectively, compared to the same periods in 2006. Our domestic loan production decreased due to a decline in our nonprime, prime-nonconforming and prime second-lien products as a result of unfavorable market conditions. Non-prime loan production totaled $0.7 billion and $3.9 billion for the three- and six-months ended June 30, 2007, compared to $6.1 billion and $15.2 billion for the same period in 2006. Our international production increased primarily due to growth in Continental Europe.

      The following summarizes domestic mortgage loan production by type:

	U.S. Mortgage Loan Production by Type

	Three Months Ended June 30,				Six Months Ended June 30,

	2007		2006		2007		2006

	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans

	(Dollars in millions)
Prime conforming	66,677	$12,682	64,690	$11,965	116,766	$22,251	110,743	$20,534
Prime non-conforming	27,064	9,849	46,312	14,638	65,735	22,166	85,351	26,365
Government	5,520	828	7,513	1,081	9,682	1,412	13,511	1,942
Nonprime	5,396	685	42,983	6,060	25,840	3,944	102,213	15,156
Prime second-lien	48,907	3,107	112,260	6,585	146,618	8,420	213,680	12,400

Total U.S. production	153,564	$27,151	273,758	$40,329	364,641	$58,193	525,498	$76,397

      The following table summarizes our domestic mortgage loan production by purpose and interest rate type:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2007	2006	2007	2006

	(In millions)
Purpose:
Purchase	$9,369	$16,903	$19,401	$30,568
Non-purchase	17,782	23,426	38,792	45,829

	$27,151	$40,329	$58,193	$76,397

Interest rate type:
Fixed rate	$19,865	$22,816	$40,211	$42,116
Adjustable rate	7,286	17,513	17,982	34,281

	$27,151	$40,329	$58,193	$76,397

      The following summarizes domestic mortgage loan production by channel:

	U.S. Mortgage Loan Production by Channel

	Three Months Ended June 30,				Six Months Ended June 30,

	2007		2006		2007		2006

	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans

	(Dollars in millions)
Retail branches	22,304	$3,501	29,289	$4,237	41,927	$6,512	54,610	$7,832
Direct lending (other than retail branches)	31,749	3,506	35,722	3,187	59,764	6,526	71,289	6,270
Mortgage brokers	32,947	6,441	45,386	7,898	69,193	12,825	86,051	14,951
Correspondent lenders and secondary market purchases	66,564	13,703	163,361	25,007	193,757	32,330	313,548	47,344

Total U.S. production	153,564	$27,151	273,758	$40,329	364,641	$58,193	525,498	$76,397

      The following table summarizes our international mortgage loan production:

	International Mortgage Loan Production

	Three Months Ended June 30,				Six Months Ended June 30,

	2007		2006		2007		2006

		Dollar		Dollar		Dollar		Dollar
	No. of	Amount of	No. of	Amount of	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans

	(Dollars in millions)
United Kingdom	18,648	$5,100	22,776	$5,374	36,437	$9,625	42,235	$9,799
Continental Europe	10,199	1,919	5,215	935	18,660	3,485	10,209	1,808
Other	5,246	699	2,721	384	9,513	1,080	4,779	598

Total International production	34,093	$7,718	30,712	$6,693	64,610	$14,190	57,223	$12,205

      Net interest income was $312.4 million for the three months ended June 30, 2007, compared to $452.0 million for the same period in 2006, a decrease of $139.6 million or 30.9%. During the first six months of 2007, our net interest income was $701.9 million, compared to $880.0 million for the same period in 2006, a decrease of $178.1 million or 20.2%. Our interest income decreased $41.2 million for the three months ended June 30, 2007 compared to the same period in 2006. The decrease in interest income was due primarily to a decline in nonprime mortgage loans held for investment asset balances, lower warehouse lending balances and an increase in non-accrual loans caused by unfavorable market conditions. Interest income increased $230.2 million in the first six months of 2007, compared to the same period in 2006 primarily due to an increase in our average loan yields principally in our loans held for investment and lending receivable portfolios, which more than offset the decline in interest income due to higher non-accrual loans. The increase in interest expense in the three and six months ended June 30, 2007 was primarily driven by an increase in our cost of funds due to an increase in market rates.
      The provision for loan losses was $330.4 million for the three months ended June 30, 2007, compared to $122.6 million for the same period in 2006 and $875.4 million for the six months ended June 30, 2007, compared to $245.3 million for the same period of 2006. The increases were primarily driven by the continued deterioration in the domestic housing market. As a result, in both the three- and six-month periods, the severity and frequency of delinquent loans increased, home prices declined in certain areas of the United States and additional specific and general reserves were recorded in the real estate lending portfolio. Mortgage loans held for investment past due 60 days or more increased to 15.5% of the total unpaid principal balance as of June 30, 2007, from 13.7% at March 31, 2007 and 9.5% at June 30, 2006. The increases in the six month period were further impacted by financial stress experienced by certain warehouse lending customers primarily affecting the first quarter of 2007.
      Gain on the sale of mortgage loans was $173.5 million for the three months ended June 30, 2007, compared to $375.0 for the same period in 2006, a decrease of $201.5 million, or 53.7%. For the six months ended June 30, 2007, loss on the sale of mortgage loans was $61.1 million compared to a gain of $642.0 million for the same period in 2006, a decrease of $703.1 million. These decreases in the gain on sale of mortgage loans were caused by the decline in fair value of our nonprime and second-lien delinquent loans held for sale due to lower investor demand and lack of market liquidity. As a result, the pricing for various loan product types continued to deteriorate in the first six months of 2007, as investor uncertainty remained high concerning the performance of these loans. These decreases were partially offset by favorable margins in our international business.
      Net servicing fees were $300.6 million for the three months ended June 30, 2007, compared to $215.7 million for the same period in 2006, representing an increase of $84.9 million, or 39.3%. For the six months ended June 30, 2007, net servicing fees were $445.4 million compared to $404.9 million for the same period in 2006, an increase of $40.5 million, or 10.0%. The increases in net servicing fees were partially driven by an increase in the size and value of our mortgage servicing rights portfolio. The domestic servicing portfolio was $424.6 billion as of June 30, 2007, an increase of $42.5 billion from $382.1 billion as of June 30, 2006. The value of our mortgage servicing rights increased during the three months ended June 30, 2007, compared to the same period in 2006, primarily due to the positive impact of rising interest rates and lower market volatility assumptions. These positive valuation adjustments were largely offset by our derivative hedging activity results.
      The following table summarizes the primary domestic mortgage loan servicing portfolio for which we hold the corresponding mortgage servicing rights:

	U.S. Mortgage Loan Servicing Portfolio

	June 30, 2007		December 31, 2006

	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans

	(Dollars in millions)
Prime conforming mortgage loans	1,485,416	$211,463	1,456,344	$203,927
Prime non-conforming mortgage loans	348,653	112,562	319,255	101,138
Government mortgage loans	175,588	18,166	181,563	18,843
Nonprime mortgage loans	352,752	48,040	409,516	55,750
Prime second-lien mortgage loans	806,617	34,377	784,170	32,726

Total primary servicing portfolio*	3,169,026	$424,608	3,150,848	$412,384

*	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 291,917 with an unpaid principal balance of $62.0 billion at June 30, 2007 and 290,992 with an unpaid principal balance of $55.4 billion at December 31, 2006.
      Our international servicing portfolio was composed of $35.9 billion of mortgage loans as of June 30, 2007.
      Gain on investment securities, net decreased $57.9 million in the three months ended June 30, 2007 and was flat in the six months ended June 30, 2007, compared to the same periods in 2006. This decrease was primarily due to losses on U.S. Treasury securities and principal-only securities. These securities are used as an economic hedge to changes in fair value of mortgage servicing rights and other prepayment sensitive assets.
      Real estate related revenues decreased $49.4 million, or 26.4%, for the three months ended June 30, 2007 and $62.3 million, or 18.8%, for the six months ended June 30, 2007, compared to the same periods in 2006. The decline for the three months ended June 30, 2007, was due to market pressure and impairment charges on land contracts of $24.2 million and lower gains on model home sales of $6.2 million and lower equity income of $18.5 million due to the sale of our equity interest in a regional homebuilder in the second quarter of 2006. The decline for the six months ended June 30, 2007, was due to impairment charges on land contracts of $28.8 million in 2007, lower gains on sale of model homes of $13.7 million, and lower equity income of $18.7 million.
      Other income increased $58.8 million, or 115.9%, for the three months ended June 30, 2007 and $149.9 million, or 142.3%, for the six months ended June 30, 2007, compared to the same periods in 2006. The increase for the three months ended June 30, 2007 was due primarily to $123.4 million from operating lease income attributable to the automotive division of GMAC Bank. This increase was partially offset by $67.5 million lower income from sales and valuations of real estate owned due to lower home prices. The increase for the six months ended June 30, 2007 was due to $235.9 million of other income from the automotive division of GMAC Bank, partially offset by $83.9 million lower income from sales and valuations of real estate owned.
      Total operating expenses increased $115.6 million, or 16.6%, in the three months ended June 30, 2007 and $405.7 million, or 31.3%, in the six months ended June 30, 2007, compared to the same periods in 2006. The consolidation of the automobile division of GMAC Bank contributed $85.8 and $165.9 million of the increase for the three-and six-month periods, respectively.
      Compensation and benefits for the three month period decreased $24.8 million, or 6.6% primarily due to lower incentive compensation expense due to our financial results and cost reduction initiatives. In the six months ended June 30, 2007, compensation and benefits increased $2.3 million, or 0.3% primarily due to the deferral of direct lending costs due to lower loan originations and an increase in headcount due to growth in our international operations. This increase was partially offset by lower incentive compensation expense due to our overall financial results.
      Other expenses increased $149.9 million, or 113.1% for the three months ended June 30, 2007, and $418.1 million, or 166.0%, in the six months ended June 30, 2007, compared to the same periods in 2006. The increase in other expenses for the three months ended June 30, 2007 was primarily driven by a $37.6 million increase in the expense associated with the provision for assets sold with recourse and $84.2 million for the consolidation of the automotive division of GMAC Bank. The increase in other expenses for the six months ended June 30, 2007 was primary due to the $179.2 million increase in expense associated with the provision for assets sold with recourse, $162.8 million for the consolidation of the automotive division of GMAC.
      The provision for loan losses associated with assets sold with recourse increased $37.6 million for the three months ended June 30, 2007 compared to the same period in 2006 and $179.2 million for the six months ended June 30, 2007 compared to the same period in 2006. These increases were primarily due to an increase in assets sold and lower pricing for delinquent loans upon repurchasing. We issue certain nonprime securitizations accounted for as a gain on sale with various forms of representations for early payment defaults. These representations consist of our agreement to repurchase a loan at par from investors if an early payment default occurs. We record estimates for this liability upon sale of the securitization. We generally acquire loans with similar representations from the originators of the mortgage. However, we generally account for the recovery from the originator on a cash basis. As we continue to sell nonprime loans with early payment default representations in either whole-loan sales or securitizations, our expense related to the establishment of the liability may increase as the amount of loan sales that contain these representations increase or the estimated value of the loan changes.
      Minority interest represents the after-tax earnings of the automotive division of GMAC Bank.
      Most of our significant domestic legal entities have been converted to limited liability companies with the exception of GMAC Bank. As a result, the converted entities are no longer subject to federal and most state income taxes. Through November 2006, these entities were organized as C corporations for which federal and significant state income tax provisions were recorded. Income tax expense for June 30, 2007 primarily consists of the provisions for income taxes for only GMAC Bank and our international operations.

Segment Results

Residential Finance Group
      The following table presents the results of operations for Residential Finance Group:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

	(In millions)
Net interest income	$257.8	$371.1	$585.5	$737.2
Provision for loan losses	(277.2)	(114.5)	(788.6)	(233.9)
Gain (loss) on sales of mortgage loans, net	97.6	337.1	(243.5)	537.4
Servicing fees	436.2	384.9	868.3	761.7
Servicing asset valuation and hedge activities, net	(150.8)	(171.4)	(452.7)	(356.4)

Net servicing fees	285.4	213.5	415.6	405.3
Other income	30.4	134.7	152.6	222.8
Operating expenses	(606.8)	(605.8)	(1,308.1)	(1,140.4)
Income tax expense	(47.1)	(139.4)	(73.1)	(225.8)

Net income (loss)	$(259.9)	$196.7	$(1,259.6)	$302.6

      Residential Finance Group’s net loss for the three months ended June 30, 2007 was $259.9 million compared to a net income of $196.7 million for the same period in 2006, a decrease of 232.1%. Residential

Finance Group’s net loss for the six months ended June 30, 2007 was $1.3 billion compared to a net income of $302.6 million for the same period in 2006.
      Loan originations totaled $27.2 billion and $58.2 billion for the three months and six months ended June 30, 2007, respectively, compared to $40.3 billion and $76.4 billion for the same periods in 2006. Prime conforming and prime non-conforming loan originations totaled $22.5 billion and $44.4 billion for the three-months and six months ended June 30, 2007, compared to $26.6 billion and $46.9 billion for the same periods in 2006, primarily due to a decline in the general mortgage market. Nonprime loan originations totaled $685 million and $3.9 billion for the three months and six months ended June 30, 2007, compared to $6.1 billion and $15.2 billion for the same periods in 2006. Nonprime originations have decreased as management has chosen to significantly tighten its credit guidelines, while we intentionally decided to lower our exposure in the nonprime mortgage market at the present time.
      Net interest income decreased $113.3 million, or 30.5%, for the three months ended June 30, 2007 and $151.7 million, or 20.6%, for the six months ended June 30, 2007, compared to the same periods in 2006 primarily due to lower loan balances and lower net interest margins. The decline in loan balances was primarily driven by decreases in loans held for investment and lending receivables. The loans held for investment portfolio has experienced continued run-off and management has chosen to sell the majority of the 2007 production instead of adding to this portfolio. The lending receivables balance has decreased due to the deterioration in the nonprime market conditions. Management has reduced its exposure to the level of commitments and outstandings secured by nonprime mortgage collateral. The decline in net interest margin was due to an overall decrease in average loan yields primarily due to an increase in nonaccrual loans and an increase in cost of funds.
      Provision for loan losses increased $162.7 million or 142.1%, for the three months ended June 30, 2007 and $554.7 million, or 237.1%, for the six months ended June 30, 2007, compared to the same periods in 2006. The increase in provision for loan losses was driven primarily by an increase in delinquent loans and continued declines in home prices in certain areas of the United States, which resulted in an increase in the number and severity of estimated incurred losses. In addition, certain of our nonprime warehouse lending customers experienced severe financial distress due to the deterioration of the nonprime mortgage loan market, which also required an increased loan loss provision.
      Gain on sale of mortgage loans, net decreased $239.5 million, or 71.0%, for the three months ended June 30, 2007 and $780.9 million, or 145.3%, for the six months ended June 30, 2007, compared to the same periods in 2006. The decrease in gain on sale of mortgage loans was primarily due to the decline in the fair value of our delinquent nonprime and prime second-lien loans in the held for sale portfolio. In addition, the gain on sale of current mortgage loans was reduced due to lower investor demand and lack of market liquidity. This severely affected our ability to securitize these loans at favorable margins. Finally, lower origination volume contributed to lower gain on sale income.
      Net servicing fees increased $71.9 million, or 33.7%, for the three months ended June 30, 2007 and $10.3 million, or 2.5%, for the six months ended June 30, 2007, compared to the same periods in 2006. The increase in servicing fees was driven by an increase in the mortgage loan servicing portfolio of $42.5 billion to $424.6 billion as of June 30, 2007. The increase in servicing asset valuation in 2007 was due to a decrease in prepayment speeds and a reduction in volatility.
      Other income decreased $104.3 million, or 77.4%, for the three months ended June 30, 2007 and $70.2 million, or 31.5%, for the six months ended June 30, 2007, compared to the same periods in 2006. The decrease in the three months and six months ended June 30, 2007 was primarily due to the real estate owned (REO) portfolio. In 2007, we recorded higher subsequent impairment on REO assets and losses on REO liquidations compared to 2006. In addition, lower gain on investment securities in the second quarter was due to unfavorable market conditions on securities used to hedge the servicing portfolio and residual portfolio. Offsetting the impact from our REO portfolio was an increase in gain on investment securities for the six months ended June 30, 2007 primarily due to favorable market conditions for interest-only securities and related hedges due to the steepening of the yield curve between 3-year and 10-year swap rates in the first quarter. In addition, the first quarter of 2006 included a loss from U.S. Treasury securities.

      Operating expenses increased $1.0 million, or 0.2%, for the three months ended June 30, 2007 and $167.7 million, or 14.7%, for the six months ended June 30, 2007, compared to the same periods in 2006. The increase is due to increases in the provision for losses associated with assets sold with recourse due an increase in the expected liability for repurchase of loans due to potential violations of representations and warranties, including early payment default stipulations. As the market values for these delinquent loans decreased, the liability associated with the potential repurchase increased. In addition, we experienced an increase in other real estate owned expenses due to the increased number of properties owned.

Business Capital Group
      The following table presents the results of operations for the Business Capital Group:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2007	2006	2007	2006

	(In millions)
Net interest income	$31.4	$22.4	$66.0	$43.2
Provision for loan losses	(32.7)	(4.7)	(57.5)	(4.8)
Other income	26.6	491.2	87.3	572.2
Operating expenses	(18.8)	(23.6)	(37.6)	(36.1)
Income tax expense	(0.1)	(186.2)	(0.3)	(221.3)

Net income	$6.4	$299.1	$57.9	$353.2

      Business Capital Group’s net income was $6.4 million and $57.9 million for the three- and six-months ended June 30, 2007, respectively, compared to $299.1 million and $353.2 million for the same periods in 2006. These decreases were primarily due to the sale of our equity interest in a regional homebuilder in the second quarter of 2006 which resulted in an after-tax gain of approximately $258.6 million.
      Net interest income increased by $9.0 million, or 40.0%, in the three months ended June 30, 2007 and increased by $22.8 million, or 52.7% in the six months ended June 30, 2007, compared to the same periods in 2006. The increase in interest income was primarily due to the growth of residential construction, resort finance and healthcare lending receivables. As of June 30, 2007, lending receivables were $5.2 billion, an increase of $1.0 billion, or 24.7%, compared to the same period in 2006. This was offset by a decrease in the average yield on lending receivables. This decrease in yield was primarily due to pricing competition as well as a small number of loans on non-accrual. Interest expense also offset the increase in net interest income due to growth in borrowings and an increase in the cost of funds.
      The provision for loan losses increased by $28.0 million in the three months ended June 30, 2007 and increased by $52.7 million in the six months ended June 30, 2007, compared to the same periods of 2006. These changes were primarily due to additional specific reserves provided against a small number of distressed borrowers within the real estate lending portfolio and assessment of loss estimates inherent in the portfolio.
      Excluding the gain on sale of the equity interest in the regional homebuilder in 2006, other income decreased by $50.1 million, or 65.3%, in the three months ended June 30, 2007 and decreased by $70.4 million, or 44.6% in the six months ended June 30, 2007, compared to the same periods of 2006. As of June 30, 2007, real estate investments totaled $1.7 billion, which was flat compared to the same period in 2006. Real estate revenues generated were lower due to market pressure and impairment on land contracts of $24.2 million, along with lower gain on sale of model homes by $6.2 million and decreased equity earnings of $18.5 million.
      Operating expenses decreased by $4.8 million, or 20.3%, in the three months ended June 30, 2007 and increased by $1.5 million, or 4.2%, in the six months ended June 30, 2007 compared to the same periods in 2006. The increase over the six month period was largely due to an increase in payroll related expenses, primarily incentive compensation.

International Business Group
      The following table presents the results of operations for International Business Group:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

	(In millions)
Net interest income	$27.2	$42.8	$59.7	$83.9
Provision for loan losses	(16.8)	(3.3)	(22.6)	(6.6)
Gain on sales of mortgage loans, net	76.0	39.7	182.4	106.4
Servicing fees	15.9	1.8	31.0	(0.5)
Servicing valuation and hedge activities, net	(0.7)	0.4	(1.2)	0.1

Net servicing fees (loss)	15.2	2.2	29.8	(0.4)
Other income	8.8	27.5	30.3	39.0
Operating expenses	(98.3)	(63.4)	(189.5)	(118.2)
Income tax (expense) benefit	2.7	(5.4)	(30.3)	(22.6)

Net income	$14.8	$40.1	$59.8	$81.5

      International Business Group’s net income declined $25.3 million, or 63.1%, to $14.8 million for the three months ended June 30, 2007, compared to $40.1 million for the same period in 2006 and decreased $21.7 million, or 26.6% to $59.8 million for the six months ended June 30, 2007, compared to $81.5 million for the same period in 2006.
      Loan originations totaled $7.7 billion for the three months ended June 30, 2007, and $14.2 billion for the six months ended June 30, 2007, compared to $6.7 billion and $12.2 billion during the same periods in 2006. The increase in production was driven primarily by volume growth in Continental Europe due to the offering of new products and continued competitive pricing to borrowers in the Dutch market, as well as volume growth in start-up operations in other European countries.
      Net interest income declined $15.6 million, or 36.4%, in the three months ended June 30, 2007 and $24.2 million, or 28.8%, in the six months ended June 30, 2007, compared to the same periods in 2006. The decrease in net interest income was primarily due to our cost of funds increasing more rapidly than yields on our assets.
      Provision for loan losses increased $13.5 million in the three months ended June 30, 2007 and $16.0 million in the six months ended June 30, 2007, compared to the same periods in 2006. The changes were primarily due to an increase in the size and aging of the unsalable mortgage loan portfolio, as well as growth in the size of our construction lending business.
      Gain on sales of mortgage loans increased $36.3 million, or 91.4%, in the three months ended June 30, 2007 and $76.0 million, or 71.4%, in the six months ended June 30, 2007, compared to the same periods in 2006. The increase was caused by larger volumes of mortgage loans sold, as well as increases in exit margins. The segment sold $6.9 billion and $15.6 billion of loans for the three- and six-month periods ended June 30, 2007, compared to $6.5 billion and $12.7 billion of loans for the three- and six-month periods ended June 30, 2006. Margins were up primarily due to advantageous market conditions in the United Kingdom.
      Net servicing fees increased $13.0 million in the three months ended June 30, 2007 and $30.2 million in the six months ended June 30, 2007, compared to the same periods in 2006. The increase was generally due to growth in the international mortgage loan servicing portfolio.
      Operating expenses increased $34.9 million, or 55.0%, in the three months ended June 30, 2007, and $71.3 million, or 60.3%, in the six months ended June 30, 2007, compared to the same periods in 2006. The increase was generally due to expenses related to growth in loan production and higher payroll-related expenses caused largely by an increase in headcount.

Corporate and Other
      Corporate and Other represents our business operations outside of our three reportable operating segments and includes the leasing and financing activities of the automobile division of GMAC Bank. The results of the automobile division of GMAC Bank are removed from our net income through minority interest. Corporate and Other also includes certain holding company activities and other adjustments to conform the reportable segment information to our consolidated results.
      Other income and operating expenses include the revenues and expenses of the automotive division of GMAC Bank. A significant portion of other income is composed of GMAC Bank operating lease income and a significant portion of other expenses is composed of depreciation expense for the operating leases. There is no net income impact for the automotive division of GMAC Bank as it is all included in minority interest.
Asset Quality

Allowance for Loan Losses
      The following table summarizes the activity related to the allowance for loan losses:

	Mortgage Loans
	Held for	Lending
	Investment	Receivables	Other	Total

	(In millions)
Balance at January 1, 2007	$1,508.4	$396.6	$25.8	$1,930.8
Provision for loan losses	648.8	220.1	6.5	875.4
Charge-offs	(491.1)	(343.1)	(5.3)	(839.5)
Recoveries	29.5	0.5	2.2	32.2

Balance at June 30, 2007	$1,695.6	$274.1	$29.2	$1,998.9

Balance at January 1, 2006	$1,065.9	$187.4	$—	$1,253.3
Provision for loan losses	238.8	6.5	—	245.3
Charge-offs	(288.4)	(5.6)	—	(294.0)
Recoveries	25.2	0.4	—	25.6

Balance at June 30, 2006	$1,041.5	$188.7	$—	$1,230.2

Allowance as a percentage of total:
June 30, 2007	2.71%	2.47%	1.11%	2.62%
December 31, 2006	2.17%	2.66%	1.03%	2.22%

      The following table summarizes the net charge-off information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

	(In millions)
Mortgage loans:
Prime conforming	$(0.6)	$—	$(1.1)	$(0.8)
Prime non-conforming	(6.7)	(10.4)	(12.3)	(16.9)
Prime second-lien	(37.9)	(0.3)	(59.6)	(2.6)
Nonprime	(203.0)	(137.5)	(388.6)	(242.9)
Lending receivables:
Warehouse	(294.1)	0.1	(342.6)	(0.2)
Construction	—	—	—	—
Healthcare	—	—	—	—
Other	—	(5.0)	—	(5.0)
Other	(1.9)	—	(3.1)	—

Total net charge-offs	$(544.2)	$(153.1)	$(807.3)	$(268.4)

Nonperforming Assets
      Nonperforming assets include nonaccrual loans, foreclosed assets and restructured loans. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 and 90 days past due, respectively, or when the timely collection of the principal of the loan, in whole or in part, is doubtful.

      Nonperforming assets consisted of the following:

	June 30,	December 31,	June 30,
	2007	2006	2006

	(In millions)
Nonaccrual loans:
Mortgage loans:
Prime conforming	$14.4	$11.3	$8.5
Prime non-conforming	558.0	419.4	327.6
Government	0.1	0.2	0.1
Prime second-lien	161.0	142.1	69.6
Nonprime*	8,066.2	6,736.2	5,587.3
Lending receivables:
Warehouse**	189.0	1,317.7	21.5
Construction***	130.1	68.8	13.3
Other	—	0.1	—

Total nonaccrual loans	9,118.8	8,695.8	6,027.9
Restructured loans	34.7	7.8	17.3
Foreclosed assets	1,591.5	1,140.7	727.8

Total nonperforming assets	$10,745.0	$9,844.3	$6,773.0

Total nonaccrual loans as a percentage of total mortgage loans held for investment and lending receivables	12.4%	10.3%	7.0%

Total nonperforming assets as a percentage of total consolidated assets	8.8%	7.3%	5.4%

*	Includes $871.1 million as of June 30, 2007, $414.7 million as of December 31, 2006 and $179.9 million as of June 30, 2006 of loans that were purchased distressed and already in nonaccrual status. In addition, includes $8.7 and $3.3 million as of June 30, 2007 and December 31, 2006, respectively, of nonaccrual loans that are not included in “Restructured Loans”.

**	Includes $0.0 and $10.1 million of nonaccrual restructured loans as of June 30, 2007 and December 31, 2006, respectively, that are not included in “Restructured Loans”.

***	Includes $18.8 and $8.6 million as of December 31, 2006 and June 30, 2006, respectively, that are not included in “Restructured Loans”.
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

      The following table summarizes the delinquency information for our mortgage loans held for investment portfolio:

	As of June 30,		As of December 31,		As of June 30,

	2007		2006		2006

		Percent of		Percent		Percent of
	Amount	Total	Amount	of Total	Amount	Total

	(Dollars in millions)
Current	$48,744	78.2%	$55,964	81.3%	$60,834	85.0%
Past due:
30 to 59 days	3,939	6.3	4,273	6.2	3,906	5.5
60 to 89 days	1,705	2.7	1,818	2.6	1,587	2.2
90 days or more	3,049	4.9	3,403	5.0	2,337	3.2
Foreclosures pending	3,529	5.7	2,132	3.1	1,697	2.4
Bankruptcies	1,388	2.2	1,219	1.8	1,206	1.7

Total unpaid principal balance	62,354	100.0%	68,809	100.0%	71,567	100.0%

Net premiums	311		627		866

Total	$62,665		$69,436		$72,433

      The deterioration of the domestic housing market and the stress on the domestic nonprime mortgage market continued into the second quarter of 2007 and significantly affected our provision for loan losses and the associated allowance for loss related to mortgage loans held for investment. Mortgage loans held for investment past due 60 days or more increased to 15.5% of the total unpaid principal balance as of June 30, 2007, from 13.7% at March 31, 2007 and 9.5% at June 30, 2006. Nonaccrual mortgage loans held for investment increased to $8.8 billion as of June 30, 2007 from $7.8 billion at March 31, 2007 and $6.0 billion at June 30, 2006. Our net charge-offs of mortgage loans held for investments were $248.2 million for the three months ended June 30, 2007 and 461.6 million for the six months ended June 30, 2007, compared to $148.2 million and $263.2 million for the same periods of the prior year. These experiences, along with increasing trends in frequency and severity of loss due to lower home prices and other market factors, drove our provision for losses on mortgage loans held for investment and related allowance higher. These factors primarily affected our nonprime held for investment portfolio, which totaled $44.6 billion at June 30, 2007, or 71.2% of our total mortgage loans held for investment. This is down from $56.9 billion at June 30, 2006, or 78.6% of our total mortgage loans held for investment. Nonprime net charge-offs accounted for 81.8% of total mortgage loan held for investment net charge-offs for the three months ended June 30, 2007, and 84.2% for the six months ended June 30, 2007. The allowance for loan losses related to mortgage loans held for investment as a percentage of those loans was 2.71% as of June 30, 2007, compared to 2.54% at March 31, 2007 and 1.44% at June 30, 2006.
      Our domestic nonprime warehouse lending customers began experiencing severe stress during the fourth quarter of 2006, and continued into the second quarter of 2007. Net charge-offs of warehouse receivables for the second quarter of 2007 were $294.1 million and $342.6 million for the six months ended June 30, 2007, compared to $(0.1) million and $0.2 million for the comparable periods of 2006. Non-accrual warehouse receivables of $189.0 million at June 30, 2007 were $1.1 billion or 85.5% lower than the balance at March 31, 2007 and $167.5 million higher than the balance at June 30, 2006. The significant decrease from the most recent quarter end was due to workout programs and charge-offs. At June 30, 2007, the allowance for warehouse receivables losses was $52.0 million or 1.3% of those receivables, compared to $50.5 million or 0.5% at June 30, 2006.
      We originate and purchase mortgage loans that have features that may increase our exposure to credit risk and thereby result in a concentration of credit risk. These loan products include interest-only mortgage loans (classified as prime conforming or non-conforming for domestic production and prime non-conforming or nonprime for international production), payment option adjustable rate mortgage loans (prime non-

conforming), high loan-to-value mortgage loans (nonprime) and below market initial rate mortgage loans (prime or nonprime). Our exposure related to these products recorded in mortgage loans held for sale and mortgage loans held for investment (unpaid principal balance) was as follows:

	Unpaid Principal Balance

	As of June 30,	As of December 31,
	2007	2006

	(In millions)
Mortgage Loans Held for Sale — Domestic
Interest-only mortgage loans	$3,061.5	$4,999.8
Payment option adjustable rate mortgage loans	1,177.2	1,838.1
High loan-to-value (100% or more) mortgage loans	433.9	770.3
Below market initial rate mortgage loans	4.3	24.9

Mortgage Loans Held for Investment — Domestic
Interest-only mortgage loans	$11,619.4	$12,521.3
Payment option adjustable rate mortgage loans	138.8	117.0
High loan-to-value (100% or more) mortgage loans	9,536.0	11,043.3
Below market initial rate mortgage loans	133.5	167.2

Mortgage Loans — Held for Sale and Investment — International
Interest-only mortgage loans	$4,676.3	$4,895.1
Payment option adjustable rate mortgage loans	—	—
High loan-to-value (100% or more) mortgage loans	785.8	164.2
Below market initial rate mortgage loans	—	—
      Our total production related to these products was as follows:

	Loan Production for the
	Six Months Ended
	June 30,

	2007	2006

	(In millions)
Interest-only mortgage loans	$18,282.7	$22,387.0
Payment option adjustable rate mortgage loans	6,219.8	8,423.1
High loan-to-value (100% or more) mortgage loans	3,440.5	3,754.2
Below market initial rate mortgage loans	31.2	114.2
      The preceding tables exclude $1.6 and $2.3 billion of mortgage loans outstanding in the United Kingdom that have reduced introductory rates, at June 30, 2007 and June 30, 2006, respectively. In addition, the preceding tables exclude United Kingdom mortgage loan production at reduced introductory rates of $2.0 and $2.6 billion for the six months ended June 30, 2007 and June 30, 2006, respectively. Offering a reduced introductory rate to borrowers is customary market practice in the United Kingdom and thus the interest rate would not be considered “below market”.
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

•	Maintaining sufficient short- and long-term financing: We have significant short- and long-term financing needs. We manage our liquidity by financing our assets in a manner consistent with their liquidity profile.

a. Short-term financing: We require short-term funding to finance our mortgage loans held for sale, lending receivables and various other liquid assets. We forecast our cash position and our potential funding needs daily, taking into account debt maturities and potential peak balance sheet levels over a medium-term time horizon. We also manage the timing of all debt maturities to limit any concentrations. As of June 30, 2007, available sources of short-term liquidity totaled $117.4 billion.

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

During the quarter ended June 30, 2007, we issued the following senior long-term unsecured notes: a May 2007 issuance of $2.25 billion dual-tranche transaction ($1 billion 2-year floating rate debt and $1.25 billion 5-year fixed rate debt), and a June 2007 issuance of €600 million 3.25-year floating rate note and £400 million 7-year fixed rate note ($1.6 billion U.S. dollars). In addition, in June 2007 we issued $1.8 billion MXN pesos of medium-term notes ($0.2 billion U.S. dollars). We do not have any additional long-term senior unsecured debt maturing throughout the remainder of 2007.

•	Maintaining diversified sources of funding: The funding sources utilized are primarily determined by the type of asset financed and associated with a particular product or business. We diversify our financing programs, credit providers, debt investors and dealers to reduce reliance upon any one source of liquidity and distribution. We continue to diversify our funding strategy in order to promote improved pricing and drive access to new sources of liquidity. We increased our committed capacity by net, $2.1 and $3.1 billion for the three-and six-months ended June 30, 2007, respectively.

•	Maintaining sufficient reserve liquidity: We maintain a portfolio of money market instruments to support cash fluctuations, which we consider our liquidity portfolio. In addition, we maintain domestic unsecured revolving bank credit facilities that are available to cover contingent funding needs. In June 2007, we renewed facilities comprised of a 364-day revolver which now matures in June 2008 and a 3-year syndicated revolver which now matures in June 2010. Our Canadian operations maintain an unsecured Canadian syndicated bank line.
      Since June 30, 2007, the mortgage and capital markets have continued to experience stress due to numerous nonprime related market and counterparty events. The Company’s liquidity has been impacted by the declines in market values of mortgage assets. However, our conservative liquidity position has allowed us to meet all margin calls and other collateral events. We continue to exercise prudent liquidity management oversight and maintain sufficient reserve liquidity including considerable unused committed facilities.
      In the second quarter of 2005, ResCap successfully achieved an investment grade rating, separate from GMAC. In the third quarter of 2005, The Company filed a $12 billion shelf registration statement and issued $8.7 billion of notes through May 21, 2007. The unutilized capacity of $3.3 billion was rolled into a new shelf registration statement of $12.5 billion filed on May 21, 2007, of which the Company has issued $3.6 billion of notes through June 30, 2007.
      The following table summarizes our unsecured committed capacity as of June 30, 2007:

		Unsecured	Total
	Unsecured	Committed-	Unsecured
	Committed-	Unused	Committed
	Outstanding	Capacity	Capacity

	(In millions)
Liquidity portfolio (investment balance)	$—	$2,912.5	$2,912.5
Syndicated bank credit facilities revolver	—	875.0	875.0
364-day bank credit facilities revolver	—	875.0	875.0
International bank lines	301.8	101.3	403.1
Bank term loan	1,750.0	—	1,750.0

Total	$2,051.8	$4,763.8	$6,815.6

Capital Management
      We have an operating agreement with GMAC. The operating agreement contains restrictions on, among other things, our ability to pay dividends or make other distributions to GMAC. These restrictions include a requirement that our member’s interest be at least $6.5 billion for dividends to be paid. If the Company is permitted to pay dividends pursuant to the previous sentence, the cumulative amount of such dividends may not exceed 50% of our cumulative net income (excluding payments for income taxes from our election for federal income tax purposes to be treated as a limited liability company), measured from July 1, 2005, at the time such dividend is paid. These restrictions will cease to be effective if our member’s interest has been at least $12.0 billion as of the end of each of two consecutive fiscal quarters or if GMAC ceases to be our majority owner.
      The Company received a $500.0 million capital contribution from GMAC in the first quarter of 2007. The Company received another $500.0 million capital contribution from GMAC in April 2007 for a total of $1.0 billion in capital contributions in 2007.

Funding Sources

	Outstanding as of

	June 30, 2007	December 31, 2006

	(In millions)
Collateralized borrowings in securitization trusts — long-term	$45,122.2	$53,299.5
Senior unsecured notes — long-term	15,140.0	12,408.8
Subordinated unsecured note	1,000.0	1,000.0
Term loans and revolvers — long-term	1,750.0	1,750.0
Bank lines — short-term	822.2	756.0
Bank lines — long-term	25.8	21.8
Other unsecured — short-term	315.4	392.7
Other unsecured — long-term	695.9	643.6

Subtotal unsecured borrowings	19,749.3	16,972.9
Secured — short-term	22,065.4	29,065.9
Secured — long-term	1,758.6	6,562.6
FHLB — long-term	9,414.0	7,279.0

Subtotal secured borrowings	33,238.0	42,907.5

Total borrowings	98,109.5	113,179.9
Bank deposits	10,652.6	9,851.0

Total borrowings and deposits	108,762.1	123,030.9
Off-balance sheet financings	138,203.2	119,295.8

Total	$246,965.3	$242,326.7

      Included in total borrowings above are the following:

	Outstanding as of

	June 30, 2007		December 31, 2006

	Amount	Percent of Total	Amount	Percent of Total

		(Dollars in millions)
Domestic	$85,525.7	87%	$100,307.5	89%
International	12,583.8	13	12,872.4	11

Total borrowings	$98,109.5	100%	$113,179.9	100%

      The following table highlights committed, uncommitted, total and unused capacity under our secured and unsecured funding facilities as of June 30, 2007 and December 31, 2006. This table does not include collaterized borrowings in securitization trusts, off-balance sheet financings, senior unsecured notes, subordinated unsecured note, medium-term unsecured notes or bank deposits. The secured uncommitted facilities include FHLB advances.

	Committed		Uncommitted		Total Liquidity		Unused Liquidity
	Facilities		Facilities		Facilities		Facilities

	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
-
	(In billions)
Unsecured funding facilities(a)	$3.90	$3.86	$1.98	$1.77	$5.88	$5.63	$2.96	$2.71
Secured funding facilities	32.42	29.37	100.50	73.28	132.92	102.65	99.69	59.74

a)	We maintain $3.89 billion of unsecured syndicated bank facilities, consisting of a $1.75 billion bank term loan committed through July 2008, an $875 million syndicated line of credit committed through July 2010, an $875 million 364-day revolver committed through June 2008, and a $386 million (U.S. dollar) Canadian syndicated bank line committed through December 2007.

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
      The following table shows the amount of outstanding, unused and total capacity under our committed and uncommitted secured facilities as of June 30, 2007 and December 31, 2006:

	As of June 30, 2007			As of December 31, 2006

	Total Secured			Total Secured

	Outstanding	Unused Capacity	Capacity	Outstanding	Unused Capacity	Capacity

	(In millions)
Mortgage Interest Networking Trust (MINT)	$2,256.2	$22,743.8	$25,000.0	$1,402.9	$23,597.1	$25,000.0
MINT I, LLC	106.0	24,894.0	25,000.0	—	—	—
MINT II, LLC	3,182.0	21,818.0	25,000.0	5,831.2	19,168.8	25,000.0
Repurchase agreements	9,091.6	12,447.4	21,539.0	11,505.5	7,813.4	19,318.9
Receivables Lending Agreement	130.0	1,080.5	1,210.5	5,250.0	322.8	5,572.8
Mortgage Asset Lending Agreement	830.0	6,638.5	7,468.5	1,120.0	1,836.3	2,956.3
Bank facilities for construction and commercial business lending receivables	1,830.0	70.2	1,900.2	1,700.0	—	1,700.0
Bank facility for mortgage servicing rights	1,300.0	—	1,300.0	1,275.0	25.0	1,300.0
Other	5,098.2	8,343.5	13,441.7	7,543.9	4,671.6	12,215.5

Total excluding FHLB advances	23,824.0	98,035.9	121,859.9	35,628.5	57,435.0	93,063.5
FHLB advances	9,414.0	1,651.2	11,065.2	7,279.0	2,305.3	9,584.3

Total secured borrowings	$33,238.0	$99,687.1	$132,925.1	$42,907.5	$59,740.3	$102,647.8

      GMAC Bank has entered into an advances agreement with the FHLB. Under the agreement, GMAC Bank had assets restricted as collateral totaling $17.8 billion as of June 30, 2007. However, the FHLB will allow GMAC Bank to freely encumber any assets restricted as collateral not needed to collateralize existing FHLB advances notwithstanding the FHLB’s existing lien on such assets. As of June 30, 2007, GMAC Bank had $5.2 billion of assets restricted as collateral that were available to be encumbered elsewhere.

      Our secured borrowings, including our aggregation facilities, are repaid as the underlying assets are sold or securitized. The following table shows the amount of borrowings outstanding as of June 30, 2007 and December 31, 2006 under our secured borrowing arrangements:

	As of June 30, 2007

				Secured	Secured	Total
	Secured	Secured	Total	Committed	Uncommitted	Secured
	Committed	Uncommitted	Secured	Unused	Unused	Unused
	Outstanding	Outstanding	Outstanding	Capacity	Capacity	Capacity

	(In millions)
Mortgage loans & warehouse lending(a)	$10,074.8	$19,229.1	$29,303.9	$18,247.3	$81,148.9	$99,396.2
Other lending receivables(b)	1,830.0	—	1,830.0	70.2	—	70.2
Mortgage servicing rights(c)	1,300.0	—	1,300.0	—	—	—
Other	679.3	124.8	804.1	220.7	—	220.7

	$13,884.1	$19,353.9	$33,238.0	$18,538.2	$81,148.9	$99,687.1

	As of December 31, 2006

				Secured	Secured	Total
	Secured	Secured	Total	Committed	Uncommitted	Secured
	Committed	Uncommitted	Secured	Unused	Unused	Unused
	Outstanding	Outstanding	Outstanding	Capacity	Capacity	Capacity

	(In millions)
Mortgage loans & warehouse lending(a)	$17,815.3	$21,388.4	$39,203.7	$7,655.7	$51,888.3	$59,544.0
Other lending receivables(b)	1,700.0	—	1,700.0	—	—	—
Mortgage servicing rights(c)	1,275.0	—	1,275.0	25.0	—	25.0
Other	728.8	—	728.8	171.3	—	171.3

	$21,519.1	$21,388.4	$42,907.5	$7,852.0	$51,888.3	$59,740.3

(a)	Facilities to fund mortgage loan and warehouse lending receivables.

•	The Mortgage Asset Lending Agreement, or MALA, is a secured aggregation facility that funds residential mortgage loans, during the aggregation period. The facility receives funding from a syndicate of asset-backed commercial paper vehicles. MALA shares a funding commitment with Receivables Lending Agreement, or RLA, an asset-backed commercial paper facility that funds our warehouse lending receivables. The MALA and RLA facilities have both short-term and long-term commitments. The two facilities had aggregate liquidity commitments of $8.7 billion as of June 30, 2007, which comprises a one-year commitment of $2.2 billion and a three-year commitment of $6.5 billion.

•	MINT I, LLC, or MINT I, was created during the second quarter of 2007, increasing outstanding liquidity by $25 billion. MINT I is an on balance sheet secured aggregation vehicle that provides us with financing for mortgage loans during the aggregation period and for warehouse lending receivables. MINT I obtains financing through the issuance of extendable notes, which are secured by the mortgage loans and warehouse lending receivables. As of June 30, 2007, MINT I had uncommitted liquidity of approximately $25 billion with approximately $106 million of extendable notes outstanding. During the third quarter of 2007, our intent is to replace the amounts financed by MINT with extendable notes issued by MINT I and to terminate the MINT program as soon as practicable thereafter, causing a reduction of liquidity to prior levels.

•	Other secured facilities include certain facilities to fund mortgage loans prior to their sale or securitization. As of June 30, 2007, in addition to MINT, MINT I, MINT II, MALA and RLA, we had £4.7 billion of liquidity commitments to fund loans in the United Kingdom, €1.9 billion of liquidity commitments to fund loans originated in The Netherlands and Germany, a 250.0 million Australian dollar liquidity commitment to fund loans in Australia and a 710.9 million MXN pesos liquidity commitment to fund loans in Mexico.

•	GMAC Bank has entered into an advances agreement with the FHLB. As of June 30, 2007, we had total borrowing capacity of $11.1 billion under this agreement. Under the arrangement with the FHLB, we are able to fund mortgage loans, investments securities and certain lending receivables.

(b)	Facilities to fund residential construction and commercial business lending receivables.

•	Other secured borrowings include facilities that fund construction and commercial business lending receivables, for which we had aggregate liquidity commitments of $1.9 billion as of June 30, 2007, which includes £100.0 million of liquidity commitments to fund lending receivables in the United Kingdom.

(c)	Facilities to fund servicing advances, servicing rights and residual interests.

•	In addition, we have arranged facilities to fund mortgage servicing rights and mortgage servicing advances either on a committed or uncommitted basis. These facilities provided aggregate liquidity commitments of $2.3 billion as of June 30, 2007.

Unsecured Borrowings
      The following table shows the amounts outstanding as of June 30, 2007 and December 31, 2006 under unsecured borrowing arrangements:

	Outstanding as of

	June 30, 2007	December 31, 2006

	(In millions)
Unsecured committed borrowings:
Bank term loan	$1,750.0	$1,750.0
Canadian syndicated bank revolver	290.6	213.9
Australian bank line	11.2	2.4

Total unsecured committed borrowings	2,051.8	1,966.3
Unsecured uncommitted borrowings:
Lines of credit	448.7	161.8
Builder notes	62.1	74.5
International commercial paper	250.7	186.2
International medium-term notes	695.9	643.6
Investor custodial borrowings	—	131.7
Other	100.0	400.0

Total unsecured uncommitted borrowings	1,557.4	1,597.8

Total unsecured borrowings*	$3,609.2	$3,564.1

*	Excludes senior unsecured long-term debt of $15.1 and $12.4 billion as of June 30, 2007 and December 31, 2006, respectively and a subordinated unsecured note of $1.0 billion as of June 30, 2007 and December 31, 2006.
      As of June 30, 2007, we had access to approximately $1.4 billion of unsecured lines of credit from financial institutions. These lines are available on an uncommitted basis and borrowings under these lines mature in 30 to 90 days. We used borrowings under these lines for general working capital purposes.

      Our Canadian operations have a syndicated bank revolving line of credit with a capacity of C$410.0 million and had approximately C$308.5 million outstanding as of June 30, 2007. In Mexico, we had 2.7 billion pesos of commercial paper and bank lines of 1.5 billion pesos outstanding as of June 30, 2007.

Bank Deposits
      GMAC Bank provides us another source of liquidity through its ability to accept deposits. As of June 30, 2007, GMAC Bank had approximately $10.7 billion of deposits, $2.4 billion of which were escrows related to our servicing of mortgage loans.

Off-Balance Sheet Financings
      Our total off-balance sheet financings were $138.2 billion as of June 30, 2007 and $119.3 billion as of December 31, 2006. A significant portion of our off-balance sheet financing relates to securitizations issued in off-balance sheet trusts. The off-balance sheet securitization trusts had aggregate outstanding balances of $137.7 billion as of June 30, 2007 and $118.9 billion as of December 31, 2006.
      We also have off-balance sheet structured facilities that fund mortgage loans during the aggregation period as well as warehouse lending receivables. These facilities provide funding for these assets through the issuance of commercial paper from multi- and single-seller asset-backed commercial paper conduits. Our most significant sources of short-term off-balance sheet borrowings are as follows:

•	Walnut Grove Funding is a secured aggregation facility that funds home equity loans, home equity lines of credit, high loan-to-value mortgage loans and certain non-conforming fixed rate mortgage loans through the issuance of asset-backed commercial paper. Walnut Grove Funding provided $368.4 million of funding as of June 30, 2007 and $275.4 million as of December 31, 2006, and was permitted to finance a maximum of $1.0 billion as of June 30, 2007 and $900.0 million as of December 31, 2006.

•	Horsham Funding is a facility that funds defaulted government insured or guaranteed residential mortgage loans repurchased through the issuance of asset-backed commercial paper. Horsham Funding provided $108.3 million of funding as of June 30, 2007 and $102.4 million as of December 31, 2006, and was permitted to finance a maximum amount of $200.0 million as of June 30, 2007 and December 31, 2006.
     Credit Ratings
      The following table summarizes our current credit ratings from the major credit rating agencies:

Commercial
Rating Agency	Paper	Senior Debt	Outlook

Fitch	F2	BBB	Negative
Moody’s	P-3	Baa3	Negative
S&P	A-3	BBB-	Stable
DBRS	R-3	BBB Low	Stable
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
      Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements.

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

      Based upon this modeling, the following tables summarize the estimated change in fair value of our interest rate-sensitive assets, liabilities and commitments as of June 30, 2007 and 2006 given several hypothetical, instantaneous, parallel-shifts in the yield curve:

	Change in Fair Value
	as of
	June 30, 2007

Change in Interest Rate (basis points)	-100	-50	+50	+100

	(In millions)
Mortgage serving rights and other financial instruments:
Mortgage servicing rights and other retained interests	$(1,549)	$(675)	$497	$831
Impact of servicing hedge:
Swap-based	755	319	(226)	(388)
Treasury-based	141	68	(65)	(128)
Others	588	288	(270)	(519)

Mortgage servicing rights and other retained interests, net	(65)	0	(64)	(204)

Committed pipeline	171	98	(139)	(320)
Mortgage loan inventory	287	160	(195)	(420)
Impact of associated derivative instruments:
Mortgage-based	(199)	(117)	160	364
Eurodollar-based	(20)	(10)	10	20
Others	(131)	(71)	75	157

Committed pipeline and mortgage loan inventory, net	108	60	(89)	(199)

Net change in fair value related to other businesses	5	3	(4)	(6)

GMAC Bank:
Securities portfolio	14	7	(7)	(13)
Mortgage loans	257	140	(153)	(316)
Deposit liabilities	(17)	(8)	8	16
Federal Home Loan Bank advances	(212)	(109)	118	243
Other liabilities	(13)	(6)	6	13

GMAC Bank, net	29	24	(28)	(57)

Notes payable and capital securities	(364)	(179)	175	346
Impact of associated derivative instruments:
Swap-based	375	185	(179)	(353)

Notes payable and capital securities, net	11	6	(4)	(7)

Insurance company investment portfolios	2	1	(1)	(3)

Net change in fair value related to mortgage servicing rights and other financial instruments	$90	$94	$(190)	$(476)

Net change in fair value related to broker-dealer trading securities	$1	$1	$(2)	$(4)

	Change in Fair Value
	as of
	June 30, 2006

Change in Interest Rate (basis points)	-100	-50	+50	+100

	(In millions)
Mortgage serving rights and other financial instruments:
Mortgage servicing rights and other retained interests	$(737)	$(288)	$153	$196
Impact of servicing hedge:
Swap-based	42	(15)	69	175
Treasury-based	95	47	(45)	(88)
Others	518	255	(259)	(524)

Mortgage servicing rights and other retained interests, net	(82)	(1)	(82)	(241)

Committed pipeline	70	48	(88)	(214)
Mortgage loan inventory	256	143	(170)	(364)
Impact of associated derivative instruments:
Mortgage-based	(167)	(104)	152	346
Eurodollar-based	(17)	(9)	9	17
Others	(129)	(66)	68	138

Committed pipeline and mortgage loan inventory, net	13	12	(29)	(77)

Net change in fair value related to other businesses	3	2	(3)	(5)

GMAC Bank:
Securities portfolio	1	1	(1)	(1)
Mortgage loans	179	97	(108)	(224)
Deposit liabilities	(10)	(5)	5	10
Federal Home Loan Bank advances	(140)	(71)	73	146
Other liabilities	(26)	(13)	13	25

GMAC Bank, net	4	9	(18)	(44)

Notes payable and capital securities	(291)	(143)	139	275
Impact of associated derivative instruments:
Swap-based	334	165	(161)	(318)

Notes payable and capital securities, net	43	22	(22)	(43)
Insurance company investment portfolios	3	2	(2)	(4)

Net change in fair value related to mortgage servicing rights and other financial instruments	$(16)	$46	$(156)	$(414)

Net change in fair value related to broker-dealer trading securities	$—	$1	$(1)	$(3)

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
Item 4.  Controls and Procedures.
      We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended [the Exchange Act]) designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our

Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on our evaluation and solely because of the material weakness in internal control over financial reporting related to our controls over the adherence to our formal change management control process and the preparation, review and monitoring of the account reconciliation for a specific clearing account described below, ResCap’s Chief Executive and Chief Financial Officers each concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007.
      A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
      During the period covered by this quarterly report, ResCap has identified control deficiencies that aggregate to a material weakness in internal controls over financial reporting at June 30, 2007. These deficiencies relate to the operating effectiveness of our change management process and review of account reconciliations. Operational changes were made to processes related to the repurchase of whole loans, sold servicing released. These operational changes were implemented without following our formal change management control process which is designed to ensure appropriate information and communication is shared among functional groups and appropriate controls are in place for new processes and other changes that may impact financial reporting. Additionally, other compensating controls were not effective due to the lack of adequate managerial review over the preparation and review of account reconciliations. This was highlighted by an account reconciliation review relating to a specific clearing account containing servicing released repurchased loans that was not effective in ensuring that reconciling items originated during the quarter ended June 30, 2007, were resolved on a timely basis. These items have been substantially reconciled and appropriately recorded in the quarter ended June 30, 2007. We are working on a plan to improve compliance with our formal change management process and increase our managerial review over account reconciliations which will include items such as additional training, reviewing responsibility assignments for monitoring controls over aged reconciling items, and specific change management awareness training. We will monitor, evaluate and test the operating effectiveness of these enhanced controls during the second half of 2007.
      There were no changes in our internal controls over financial reporting other than those discussed above (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
      Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within ResCap have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
      Kessler. This putative class action was consolidated for settlement purposes with five other cases, all alleging that the plaintiffs obtained second-lien mortgage loans from either Community Bank of Northern Virginia or Guaranty National Bank of Tallahassee and that they were charged interest rates and fees violating the Pennsylvania Secondary Mortgage Loan Act. Plaintiffs additionally claim that the banks were not the actual lenders, but rather that the banks “rented” their banking charters to affiliates for the purpose of facilitating the assessment of “illegal” fees. They further allege that the affiliates either split the fees or kicked back the fees in violation of Real Estate Settlement Procedures Act (RESPA). Plaintiffs sought to hold our subsidiary liable primarily on the basis that the subsidiary was an assignee of the mortgage loans. In December 2003, the U.S. District Court for the Western District of Pennsylvania gave its final approval to a proposed $41.1 million settlement for all six cases, inclusive of attorney fees. The settlement contemplated payment to approximately 44,000 borrowers nationwide. A group of seven plaintiffs’ class action counsel (“Objectors”) appealed the settlement in part on the grounds that the underlying litigation did not address possible Truth in Lending Act (“TILA”) or Home Ownership and Equity Protection Act (“HOEPA”) claims. In August 2005, the U.S. Court of Appeals for the Third Circuit vacated the district court’s approval of the settlement and remanded the matter to the district court for further proceedings. The parties and the Objectors then briefed the issue of the “viability” of the TILA and HOEPA claims within this particular litigation. In July 2006, the parties amended the proposed settlement to address the Third Circuit’s concerns, and in October, the trial court held that the purported TILA and HOEPA claims were not viable. In November 2006, the parties filed a motion seeking preliminary approval of the settlement, as amended. In late March 2007, the parties and the Objectors attended a hearing before a court-appointed magistrate to present arguments pertaining to the fairness and reasonableness of the proposed amended settlement. The magistrate will issue in the third quarter a recommendation to the district court judge who will then rule on the fairness issue and thus whether the settlement moves forward. If the settlement is not approved, our subsidiary intends to vigorously defend actions against these claims.
      Santiago. This putative class action was filed against our subsidiary in June 2002 in the United States District Court for the Eastern District of Pennsylvania. Plaintiffs assert violations of Section 8(b) of RESPA based on the alleged collection of “unearned fees for settlement services” composed of an $85 tax service fee, a $20 flood certification fee, and a $250 funding fee. The putative nationwide class consists of “all persons who, on or after January 1, 1995 - paid fees for tax service, flood certification, and/or underwriting.” In September 2003, the district court dismissed plaintiffs’ causes of action under RESPA as to all three fees for failure to state a claim. Plaintiffs appealed to the U.S. Court of Appeals for the Third Circuit, which affirmed the dismissal as to an alleged overcharge concerning the funding fee, but reversed the district court’s dismissal as to alleged additional charges for further proceedings, including discovery and motions, on both of these RESPA issues and ancillary state law claims. After filing an answer to the claims denying the allegations, our subsidiary conducted preliminary discovery in conjunction with court-supervised mediation. As a result of that mediation, an agreement was reached to settle part of the claims on a class basis with all of the other claims to be dismissed on an individual basis. The settlement provides for payments that will not have a materially adverse impact on us. The settlement was preliminarily approved by the court on April 9, 2007. Notice has been sent to the class and the final approval hearing is currently scheduled for August 7, 2007. If this settlement is not finalized, our subsidiary intends to vigorously defend actions against these claims.
      Murray. This putative statewide class action was filed against our subsidiary in the United States District Court for the Northern District of Illinois in March 2005. Plaintiff’s counsel alleges that our subsidiary, in sending a “pre-approved offer” to the plaintiff, accessed the plaintiff’s credit report without authorization from the plaintiff and without a “permissible purpose” under the Fair Credit Reporting Act (FCRA) since the material allegedly did not qualify as a “firm offer of credit.” It also alleges that the material failed to make FCRA required notices and disclosures in a “clear and conspicuous” manner. Plaintiff seeks statutory penalties for an allegedly willful violation of the statute. Class certification was denied by the district court, but that decision was reversed on appeal and the matter remanded to the district court for further proceedings, including amended cross-motions for summary judgment as well as a renewed motion for class certification. On April 10, 2007, the district court certified a narrow class limited to those residents of Will County, Illinois who received the mailer in question during the fall of 2004 and who can be identified from any available mailing list. The district court also granted in part and denied in part each of the parties’ summary judgment motions, opining that the mailer in question did not constitute a firm offer of credit, entering judgment in favor of our subsidiary on the clear and conspicuous disclosure issue, and finding a genuine issue of fact with respect to whether the alleged violation of FCRA could be said to be willful. On June 5, 2007, our subsidiary filed a motion for reconsideration on the willfulness issue based upon the recent U.S. Supreme Court decision in Safeco Ins. Co., et al. v. Burr, et al. Upon reconsideration, on July 2, 2007, the district court vacated its order certifying the class and granted our subsidiary’s motion for summary judgement in its entirety. Plaintiffs have filed an appeal. Our subsidiary intends to continue to vigorously defend actions against these claims.
      Parthiban. The putative class action was filed against our subsidiary in the United States District Court for the Central District of California in August 2005. This litigation is essentially a “copycat” of the Murray case and seeks to recover for essentially the same alleged conduct although for a later class period and on behalf of a putative nationwide class that excludes any residents of Will County, Illinois. The district court granted our subsidiary’s motion to dismiss in part, striking four counts seeking declaratory and injunctive relief, and has permitted the case to go forward on the same “firm offer of credit” claims present in Murray. (The plaintiff has voluntarily withdrawn her “clear and conspicuous” disclosure claims.) On June 28, 2007, while a class certification motion was pending and summary judgment motions had not yet been filed, the parties reached a settlement agreement in principle. The agreement is currently being drafted and further proceedings are stayed. In the event the settlement is not finalized for any reason, our subsidiary intends to vigorously defend actions against these claims.

Item 1A.	Risk Factors

Our business requires substantial capital, and if we are unable to maintain adequate financing sources our profitability and financial condition will suffer and jeopardize our ability to continue operations.
      The risk factors set forth below update and should be considered in addition to the risk factors previously disclosed under “Item 1A. Risk Factors” in our report on Form 10-K for the year ended December 31, 2006. Except as set forth below, there have not been any material changes to the risk factors in our Form 10-K for the year ended December 31, 2006.

Our business requires substantial capital, and if we are unable to maintain adequate financing sources our profitability and financial condition will suffer and jeopardize our ability to continue operations.
      We require substantial capital to support our operations and growth plans. Our primary sources of financing include our securitization activities, whole-loan sales, secured aggregation facilities, asset-backed commercial paper facilities, repurchase agreements, public note issuances, deposits, and bank credit facilities. As of June 30, 2007, we had approximately $37.5 billion of liquidity commitments for asset-backed commercial paper facilities, secured aggregation facilities, bank credit facilities and repurchase agreements.
      Our liquidity may be impaired due to circumstances beyond our control, such as adverse changes in the economy and general market conditions. Deterioration in our business performance or changes in our credit ratings could also limit our ability to access the capital markets on favorable terms. During volatile times in the capital and secondary markets, access to aggregation and other forms of financing, as well as access to securitization and secondary markets for the sale of our loans, has been severely constricted. Furthermore, our access to capital can be impacted by changes in the market value of our mortgage products and the willingness of market participants to provide liquidity for such products.
      Our liquidity may also be adversely affected by margin calls under certain of our secured credit facilities that are dependent in part on the lenders’ valuation of the collateral securing the financing. Each of these credit facilities allows the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market values. If a lender determines that the value of the collateral has decreased, it may initiate a margin call requiring us to post additional collateral to cover the decrease. When we are subject to such a margin call, we must provide the lender with additional collateral or repay a portion of the outstanding borrowings with minimal notice. Any such margin call could harm our liquidity, results of operation, financial condition and business prospects. Additionally, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition.
      Recent developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to nonprime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products. One consequence of this reduction is that we may decide to retain interests in securitized mortgage pools that in other circumstances we would sell to investors, and we will have to secure additional financing for these retained interests. If we are unable to secure sufficient financing for them, or if there is further general deterioration of liquidity for mortgage products, it will adversely impact our business. If we are unable to maintain adequate financing or other sources of capital are not available, we could be forced to suspend, curtail or reduce our operations, which could harm our revenues, profitability, financial condition and business prospects.

Rating agencies may downgrade their ratings for us in the future, which would adversely affect our ability to raise capital in the debt markets at attractive rates and increase the interest that we pay on our outstanding publicly traded notes, which could have a material adverse effect on our results of operations and financial condition.
      Each of Standard & Poor’s Rating Services, Moody’s Investors Service, Inc., Fitch, Inc. and Dominion Bond Rating Service rates our debt. Two of these agencies currently maintain a negative outlook with respect to our ratings, and a reduction in our ratings could result in our debt being rated non-investment grade. Ratings reflect the rating agencies’ opinions of our financial strength, operating performance, strategic position and ability to meet our obligations. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.
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

Recent developments in the residential mortgage market may continue to adversely affect our earnings and financial condition.
      Recently, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions that adversely affected our earnings and financial condition in the fourth quarter of 2006 and the first half of 2007. Delinquencies and losses with respect to our nonprime mortgage loans increased significantly and may continue to increase. Housing prices in many states have also declined or stopped appreciating, after extended periods of significant appreciation. In addition, the liquidity provided to the nonprime sector has recently been significantly reduced, which has caused our nonprime mortgage production to decline, and such declines may continue. Similar trends are emerging beyond the nonprime sector, especially at the lower end of the prime credit quality scale, and may have a similar effect on our related liquidity needs and businesses. These trends have resulted in significant writedowns to our mortgage loans held for sale portfolio and additions to our allowance for loan losses for our mortgage loans held for investment and warehouse lending receivables portfolios. A continuation of these trends may continue to adversely affect our financial condition and results of operations.

We remain exposed to credit risk associated with the assets held in our portfolio of mortgage loans held for sale and investment and interests from our securitization activities, and higher rates of delinquency and default rates could adversely affect our profitability and financial condition.
      We are exposed to delinquencies and losses through our portfolio of interests from our securitization activities and mortgage loans held for sale and investment. Many of the mortgage loans underlying the interests from our securitization activities and the mortgage loans held for sale and investment portfolios are nonprime, which generally have higher delinquency and loss rates than prime loans. Delinquency rates have risen with the continued decline in the domestic housing market, especially with regard to the nonprime sector. As of June 30, 2007 nonprime mortgage loans were 71% of our mortgage loans held for investment portfolio and 21% of our mortgage loans held for sale portfolio.
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
      We use estimates and various assumptions in determining the fair value of our mortgage servicing rights and interests that continue to be held from our securitizations, and in determining our allowance for loan losses on our portfolio of mortgage loans held for investment and our business lending receivables. As of June 30, 2007, the value on our balance sheet of our mortgage servicing rights was approximately $6.0 billion and our interests that continue to be held from our securitizations were approximately $2.1 billion, and our allowance for loan losses on our mortgage loans held for investment was approximately $1.7 billion and on our lending receivables was approximately $274.1 million, which includes an increase of $35.9 million in the most recently completed quarter for mortgage loans held for investment and a decrease of $251.2 million for lending receivables. The value of these assets and the size of our loss allowances are functions of various estimates and assumptions we use, including delinquency, loss, prepayment speed and discount rate. These factors have been exacerbated by the continued decline of the domestic housing market, especially (but not exclusively) with regard to the nonprime sector, which has also caused significant stress on certain of our business lending customers. Our actual experience may differ materially from these estimates and assumptions. A material difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, financial condition and business prospects.

We remain exposed to credit risk associated with our business lending activities, including our warehouse lending activities, and declines in the value of the collateral securing these loans or negative developments affecting the borrower could adversely affect our profitability and financial condition.
      Our business lending activities, including our warehouse lending activities, expose us to potential losses. For example, if the value of the collateral against which we lend declines, we may suffer a loss if the collateral is unable to be sold in an amount sufficient to repay our loan and the borrower is unable to repay any shortfall. This risk is heightened because many of our business lending customers, especially our warehouse lending clients, have limited capital. Some of our business lending customers also borrow from other lenders and their inability to fulfill their obligations to those other lenders could cause defaults under our loans and increase the borrower’s financial distress. A business lending customer’s financial decline, especially if bankruptcy proceedings are commenced or it ceases operations, can also further impair the value of the collateral supporting our business lending arrangements. As a result of the continuing decline in the domestic housing market, especially (but not exclusively) in the nonprime sector, some of our business lending arrangements may be under-collateralized and certain of our business lending clients have or may cease operations or file for bankruptcy. If we are unable to realize sufficient value from the collateral underlying our business lending activities, our profitability and financial condition will be adversely affected.

Recent negative developments in the secondary mortgage markets have led credit rating agencies to make requirements for rating mortgage securities more stringent, and market participants are still evaluating the impact.
      The credit rating agencies that rate most classes of our mortgage securitization transactions establish criteria for both security terms and the underlying mortgage loans. Recent deterioration in the residential mortgage market in the United States, and especially in the nonprime sector, has led the rating agencies to increase their required credit enhancement for certain loan features and security structures. These changes, and any similar changes in the future, may reduce the volume of securitizable loans we are able to produce in a competitive market. Similarly, increased credit enhancement to support ratings on new securities may reduce the profitability of our mortgage securitization operations, and, accordingly, our overall profitability and financial condition.

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
      Like others in our industry, we have experienced a material increase in repurchase requests, Significant repurchase activity could harm our profitability and financial condition.

We have concluded that a material weakness exists in the design and operation of our internal controls as of June 30, 2007 which, if our remediation efforts fail, could result in material misstatements in our financial statements in future periods.
      We have concluded that a material weakness exists in the design and operation of our internal controls as of June 30, 2007. A material weakness is defined by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness is described above under “Item 4. Controls and Procedures.”
      As described above, we are in the process of designing and implementing enhanced controls to remediate the material weakness. If we are unable to design and implement enhanced controls or if they are insufficient to address the identified material weaknesses, or if additional material weaknesses or significant deficiencies in our internal controls are identified in the future, we may fail to meet our future reporting obligations and our financial statements may contain material misstatements. Any such failure could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our “internal control over financial reporting.”
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

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 6th day of August, 2007.

Residential Capital, LLC
(Registrant)

/s/ Sanjiv Khattri

Sanjiv Khattri
Chief Financial Officer

/s/ Linda K. Zukauckas

Linda K. Zukauckas
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