Form 10-Q
period 2007-09-30
RESIDENTIAL CAPITAL, LLC
filed 2007-11-08
CIK 1332815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007, or

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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of September 30, 2007, there were outstanding 1,000 limited liability company interests of the registrant.
Reduced Disclosure Format
      The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

RESIDENTIAL CAPITAL, LLC

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements.
RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2007 and December 31, 2006

	September 30,	December 31,
	2007	2006

	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$6,519,488	$2,018,847
Mortgage loans held for sale	14,979,699	27,007,382
Trading securities	3,654,506	4,562,073
Mortgage loans held for investment, net	59,037,772	67,927,951
Lending receivables, net	8,436,517	14,530,104
Mortgage servicing rights	5,547,034	4,930,061
Accounts receivable	2,582,505	2,561,200
Investments in real estate and other	2,069,176	2,622,149
Goodwill	—	471,463
Other assets	11,666,696	8,955,589

Total assets	$114,493,393	$135,586,819

LIABILITIES
Borrowings:
Collateralized borrowings in securitization trusts	$38,223,889	$53,299,518
Other borrowings	49,657,090	59,880,378

Total borrowings	87,880,979	113,179,896
Deposit liabilities	14,488,261	9,851,026
Other liabilities	4,793,722	4,374,006

Total liabilities	107,162,962	127,404,928
Minority interest	1,158,876	559,778
EQUITY
Member’s interest	5,861,684	3,837,943
Retained earnings	226,183	3,651,935
Accumulated other comprehensive income	83,688	132,235

Total equity	6,171,555	7,622,113

Total liabilities, minority interest and equity	$114,493,393	$135,586,819

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006

	(Unaudited)
	(Dollars in thousands)
Revenue
Interest income	$1,886,006	$2,085,558	$5,989,448	$5,958,845
Interest expense	1,680,746	1,703,606	5,082,307	4,696,869

Net interest income	205,260	381,952	907,141	1,261,976
Provision for loan losses	884,213	238,723	1,759,640	484,060

Net interest income (loss) after provision for loan losses	(678,953)	143,229	(852,499)	777,916
Gain (loss) on sale of mortgage loans, net	(569,589)	236,755	(630,712)	878,788
Servicing fees	451,420	401,095	1,350,741	1,162,263
Servicing asset valuation and hedge activities, net	(123,439)	(331,338)	(577,326)	(687,611)

Net servicing fees	327,981	69,757	773,415	474,652
Gain (loss) on investment securities, net	(332,511)	141,729	(349,051)	124,768
Real estate related revenues	23,505	162,228	292,393	493,458
Gain (loss) on sale of equity investments	—	—	(542)	414,508
Other income	46,667	38,943	301,892	144,259

Total net revenue	(1,182,900)	792,641	(465,104)	3,308,349

Expenses
Compensation and benefits	306,034	298,949	990,825	981,410
Professional fees	57,119	74,752	172,621	193,563
Data processing and telecommunications	64,126	48,140	157,492	140,630
Advertising	29,700	34,396	95,217	119,548
Occupancy	34,345	33,962	108,320	100,641
Goodwill impairment	454,828	—	454,828	—
Other	226,756	153,471	896,754	405,353

Total expenses	1,172,908	643,670	2,876,057	1,941,145

Income (loss) before income tax expense and minority interest	(2,355,808)	148,971	(3,341,161)	1,367,204
Income tax expense (benefit)	(119,442)	65,538	16,187	534,129

Income (loss) before minority interest	(2,236,366)	83,433	(3,357,348)	833,075
Minority interest	24,561	—	68,051	—

Net Income (loss)	$(2,260,927)	$83,433	$(3,425,399)	$833,075

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Nine Months Ended September 30, 2007 and 2006

	Common				Accumulated
	Stock and				Other
	Paid-in	Member’s	Retained	Comprehensive	Comprehensive	Total
	Capital	Interest	Earnings	Income	Income	Equity

	(Unaudited)
	(Dollars in thousands)
Balance at January 1, 2007	$—	$3,837,943	$3,651,935		$132,235	$7,622,113
Net loss	—	—	(3,425,399)	$(3,425,399)	—	(3,425,399)
Cumulative effect of change in accounting principle as of January 1, 2007, net of tax:
Adoption of Financial Accounting Standards Board Interpretation No. 48	—	—	(353)	—	—	(353)
Capital contribution	—	2,023,741	—	—	—	2,023,741
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	—	—	—	1,639	—	1,639
Foreign currency translation adjustment	—	—	—	4,533	—	4,533
Unrealized loss on cash flow hedges	—	—	—	(54,719)	—	(54,719)

Other comprehensive income	—	—	—	(48,547)	(48,547)	—

Comprehensive income	—	—	—	$(3,473,946)	—	—

Balance at September 30, 2007	$—	$5,861,684	$226,183		$83,688	$6,171,555

Balance at January 1, 2006	$3,367,677	$—	$3,980,587		$115,706	$7,463,970
Cumulative effect of change in accounting principle as of January 1, 2006, net of tax:
Transfer of unrealized loss for certain available for sale securities to trading securities	—	—	(16,717)	$—	16,717	—
Recognize mortgage servicing rights at fair value	—	—	3,850	3,850	—	3,850
Net income	—	—	833,075	833,075		833,075
Capital contributions	89,728	—	—	—	—	89,728
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	—	—	—	1,190	—	1,190
Foreign currency translation adjustment	—	—	—	27,758	—	27,758
Unrealized loss on cash flow hedges	—	—	—	(43,698)	—	(43,698)

Other comprehensive income	—	—	—	(14,750)	(14,750)	—

Comprehensive income	—	—	—	$822,175	—	—

Balance at September 30, 2006	$3,457,405	$—	$4,800,795		$117,673	$8,375,873

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006

	2007	2006

	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,425,399)	$833,075
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	704,151	517,939
Provision for loan losses	1,759,640	484,060
(Gain) loss on sale of mortgage loans, net	630,712	(878,788)
(Gain) loss on sale of equity investments	542	(414,508)
Net (gain) loss on sale of other assets	223,567	(37,834)
Pension curtailment gain	—	(42,630)
Goodwill impairment	454,828	—
Minority interest	68,051	—
(Gain) loss on investment securities, net	349,051	(124,768)
Equity in earnings of investees in excess of cash received	(9,825)	(76,283)
Loss on valuation of mortgage servicing rights	521,783	469,301
Originations and purchases of mortgage loans held for sale	(96,722,925)	(128,562,265)
Proceeds from sales and repayments of mortgage loans held for sale	99,257,968	110,519,623
Deferred income tax	(80,990)	395,903
Net change in:
Trading securities	301,914	510,405
Accounts receivable	(96,478)	(410,634)
Other assets	(2,340,340)	(222,123)
Other liabilities	304,659	712,396

Net cash provided by (used in) operating activities	1,900,909	(16,327,131)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in lending receivables	5,183,237	(711,078)
Originations and purchases of mortgage loans held for investment	(6,733,288)	(13,316,455)
Proceeds from sales and repayments of mortgage loans held for investment	14,136,594	18,963,106
Additions to mortgage servicing rights	(3,192)	(11,772)
Sales of mortgage servicing rights	165,557	—
Purchase of and advances to investments in real estate and other	(197,769)	(1,453,387)
Proceeds from sales of and returns of investments in real estate and other	619,105	1,194,851
Other, net	1,850,562	630,870

Net cash provided by investing activities	15,020,806	5,296,135
The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006 — (Continued)

	2007	2006

	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in affiliate borrowings	$—	$(5,177,462)
Net increase (decrease) in other short-term borrowings	(11,663,051)	2,762,517
Proceeds from issuance of collateralized borrowings in securitization trusts	3,937,055	17,682,004
Repayments of collateralized borrowings in securitization trusts	(13,467,761)	(16,947,238)
Proceeds from secured aggregation facilities, long-term	12,158,635	18,956,393
Repayments of secured aggregation facilities, long-term	(16,210,746)	(19,962,782)
Proceeds from other long-term borrowings	7,860,770	11,835,110
Repayments of other long-term borrowings	(2,654,264)	(406,716)
Payment of debt issuance costs	(21,308)	(101,814)
Capital contributions	2,256,000	—
Disposal of healthcare business, net	898,794	—
Increase in deposit liabilities	4,637,235	2,134,359

Net cash provided by (used in) financing activities	(12,268,641)	10,774,371
Effect of foreign exchange rates on cash and cash equivalents	(152,433)	(32,286)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,500,641	(288,911)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,018,847	2,266,753

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,519,488	$1,977,842

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Available for sale securities transferred to trading securities	$—	$927,141
Mortgage loans held for sale transferred to mortgage loans held for investment	8,376,506	13,257,100
Mortgage loans held for investment transferred to mortgage loans held for sale	645,877	2,148,876
Mortgage loans held for investment transferred to other assets	2,295,243	1,206,233
Deconsolidation of loans (see Note 5)	5,358,653	—
Deconsolidation of collateralized borrowings (see Note 5)	5,440,595	—
Originations of mortgage servicing rights from sold loans	1,303,752	1,269,212
Capital contributions of lending receivables	264,749	89,728
The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
      Residential Capital, LLC (the Company) is a wholly-owned subsidiary of GMAC Mortgage Group, LLC, which is a wholly-owned subsidiary of GMAC LLC (GMAC).
      The condensed consolidated financial statements as of September 30, 2007 and for the three- and nine-month periods ended September 30, 2007 and 2006 are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.
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
     Recently Issued Accounting Standards
      Statement of Financial Accounting Standards No. 157 — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstance. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm’s length transaction between market participants, in the markets where we conduct business. SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. The level of the reliability of inputs utilized for fair value calculations drives the extent of disclosure requirements of the valuation methodologies used under the standard. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS No. 157 should be applied prospectively, except for certain financial instruments for which the standard should be applied retrospectively. Management is assessing the potential impact on the Company’s consolidated financial condition and results of operations.
      Statement of Financial Accounting Standards No. 158 — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158), which requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end and provides two transition alternatives for companies to make the measurement-date provisions. The recognition of the asset or liability related to funded status provision is effective for employers without publicly-traded

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
equity securities for fiscal years ended after June 15, 2007 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. Management is assessing the potential impact of SFAS No. 158 on the Company’s consolidated financial condition and results of operations.
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
      FASB Staff Position (FSP) FIN No. 39-1 — In April 2007, the FASB issued FSP FIN No. 39-1, Amendment of FASB Interpretation No. 39. FSP FIN No. 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN No. 39-1 is not expected to have a material impact on the Company’s condensed consolidated financial statements.
      FSP FIN No. 48-1 — In May 2007, the FASB issued FSP FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48. FSP FIN No. 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 was effective with the Company’s initial adoption of FIN No. 48 on January 1, 2007. The adoption of FSP FIN No. 48-1 did not have a material impact on our condensed consolidated financial statements.
      SEC Staff Accounting Bulletin No. 109 — In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (SAB No. 109). SAB No. 109 provides the SEC staff’s views on the accounting for written loan commitments recorded at fair value under GAAP, and revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments (SAB No. 105). SAB No. 105 provided the views of the SEC staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS No. 133. SAB No. 105 states that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. SAB No. 109 supersedes SAB No. 105 and expresses the current view of the SEC staff that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No. 159, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 105 also indicated that the SEC staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
derivative loan commitment. SAB No. 109 retains that SEC staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings.
      The SEC staff expects registrants to apply the views of SAB No. 109 in measuring the fair value of derivative loan commitments on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Management is assessing the potential impact on our consolidated financial condition and results of operations.

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
      The liability for uncertain income tax positions totaled $11.7 million at January 1, 2007, of this $11.7 million total liability, $9.2 million would affect the Company’s effective tax rate if recognized. The $11.7 million liability also included approximately $2.5 million for the payment of interest and penalties. The Company recognizes interest and penalties related to uncertain income tax positions in interest expense. There were no significant changes to the liability for uncertain income tax positions during the nine months ended September 30, 2007.
      It is reasonably possible that the tax years 2001-2003 will be settled as of December 31, 2007. As a result, the liability for uncertain tax positions would decrease by approximately $7.4 million.

3.	Mortgage Loans Held for Sale
      Residential mortgage loans held for sale were as follows:

	September 30,	December 31,
	2007	2006

	(In thousands)
Prime conforming	$2,809,539	$2,171,782
Prime non-conforming	7,795,252	12,606,382
Nonprime	2,935,888	8,548,213
Prime second-lien	737,828	2,991,471
Government	701,192	689,534

Total	$14,979,699	$27,007,382

      At September 30, 2007, the Company pledged mortgage loans held for sale of $13.3 billion as collateral for certain borrowings (see Note 10).

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

4.	Trading Securities
      Trading securities were as follows:

	September 30,	December 31,
	2007	2006

	(In thousands)
Mortgage and asset-backed securities	$1,255,885	$1,748,328
U.S. Treasury securities	29,515	400,962
Principal-only securities	962,707	956,741
Residual interests	979,785	1,018,895
Interest-only securities	408,446	369,484
Other	18,168	67,663

Total	$3,654,506	$4,562,073

Net unrealized losses	$(223,131)	$(10,118)
Pledged as collateral	2,510,742	3,681,269
      Interests that continue to be held by the Company from the Company’s off-balance sheet securitizations are retained in the form of mortgage-backed securities, residual interests, interest-only strips and principal-only strips. At September 30, 2007, trading securities totaling $1.8 billion are interests that continue to be held by the Company from the Company’s off-balance sheet securitizations.
      At September 30, 2007 and December 31, 2006, the Company pledged trading securities with a carrying value of $0.0 and $41.6 million, respectively, as collateral for contingent obligations related to prepayment risk on sales of certain investments.

5.	Mortgage Loans Held for Investment
      Mortgage loans held for investment were as follows:

	September 30,	December 31,
	2007	2006

	(In thousands)
Prime conforming	$1,257,400	$988,448
Prime non-conforming	14,529,954	9,060,112
Nonprime	37,074,464	52,340,739
Prime second-lien	7,720,743	7,046,301
Government	189,428	712

Total	60,771,989	69,436,312
Less allowance for loan losses	(1,734,217)	(1,508,361)

Total, net	$59,037,772	$67,927,951

      At September 30, 2007, the unpaid principal balance of mortgage loans held for investment relating to securitization transactions accounted for as collateralized borrowings in securitization trusts and pledged as collateral totaled $39.0 billion. The investors in these on-balance sheet securitizations and the securitization trusts have no recourse to the Company’s other assets beyond the loans pledged as collateral. Additionally, the Company pledged mortgage loans held for investment of $18.7 billion as collateral for other secured borrowings at September 30, 2007.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
      At September 30, 2007, mortgage loans held for investment on nonaccrual status totaled $8.6 billion. If nonaccrual mortgage loans held for investment had performed in accordance with their original terms, the Company would have recorded additional interest income of approximately $282.6 and $211.1 million during the nine months ended September 30, 2007 and 2006, respectively.
      During the three months ended September 30, 2007, the Company transferred certain mortgage loan products from mortgage loans held for sale to mortgage loans held for investment due to market conditions and the Company’s ability and intent to hold these loans for the foreseeable future. Loans with an unpaid principal balance of $6.0 billion were transferred at lower of cost or market in accordance with the Company’s accounting policy. Where market is less than amortized cost, the market value becomes the new basis and the recognized discount is amortized to income as a yield adjustment over the life of the related assets.
      During the three months ended September 30, 2007, the Company completed the sale of residual cash flows related to a number of on-balance sheet securitizations. The Company completed the approved actions to cause the securitization trusts to satisfy the qualifying special purpose entity (or “QSPE”) requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). These actions resulted in the deconsolidation of various securitization trusts and the removal of $5.1 billion in mortgage loans held for investment, net of the related allowance for loan loss of $306.5 million, $5.2 billion of collateralized borrowings, capitalization of $33.3 million of mortgage servicing rights and gains on sale totaling $88.2 million in the third quarter of 2007.
      The Company mitigates some of the credit risk associated with holding certain of the mortgage loans held for investment by purchasing mortgage insurance. Mortgage loans with an unpaid principal balance of $1.6 billion at September 30, 2007 have limited protection through this insurance. This insurance pertains to certain nonprime loans originated or acquired during the years ended December 31, 2002 through 2004.

6.	Lending Receivables
      The composition of lending receivables was as follows:

	September 30,	December 31,
	2007	2006

	(In thousands)
Construction:
Residential	$3,175,613	$2,697,171
Residential mezzanine	353,078	380,830
Resort	253,023	133,716

Total construction	3,781,714	3,211,717
Warehouse	1,794,659	8,804,803
Commercial business	2,348,609	1,699,694
Commercial real estate	738,564	335,938
Healthcare (See Note 13)	—	761,983
Other	98,906	112,610

Total	8,762,452	14,926,745
Less allowance for loan losses	(325,935)	(396,641)

Total, net	$8,436,517	$14,530,104

      At September 30, 2007, the Company pledged $7.0 billion of lending receivables as collateral for certain borrowings.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
      At September 30, 2007, lending receivables on nonaccrual status totaled $0.4 billion. If lending receivables had performed in accordance with their original terms, the Company would have recorded additional interest income of approximately $59.6 and $2.4 million during the nine months ended September 30, 2007 and 2006, respectively.

7.	Allowance for Loan Losses
      The following is a summary of the activity in the allowance for loan losses for the nine months ended September 30, 2007 and 2006:

	Mortgage Loans
	Held for	Lending
	Investment	Receivables	Other	Total

	(In thousands)
Balance at January 1, 2007	$1,508,361	$396,641	$25,757	$1,930,759
Provision for loan losses	1,436,316	313,465	9,859	1,759,640
Charge-offs	(943,880)	(393,088)	(8,069)	(1,345,037)
Reduction of allowance due to deconsolidation (See Note 5)	(306,474)	—	—	(306,474)
Recoveries	39,894	8,917	3,674	52,485

Balance at September 30, 2007	$1,734,217	$325,935	$31,221	$2,091,373

Balance at January 1, 2006	$1,065,906	$187,407	$—	$1,253,313
Provision for loan losses	470,479	13,581	—	484,060
Charge-offs	(482,413)	(5,642)	—	(488,055)
Recoveries	34,213	795	—	35,008

Balance at September 30, 2006	$1,088,185	$196,141	$—	$1,284,326

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

	Mortgage Servicing
	Rights Managed By

	GMAC	GMAC RFC	International
	Residential	Holding	Business
	Holding	(Domestic)	Group	Eliminations	Total

	(In thousands)
Estimated fair value at January 1, 2007	$3,752,733	$1,164,585	$12,743	$—	$4,930,061
Additions obtained from sales of mortgage loans(a)	975,479	323,282	4,991	—	1,303,752
Additions from purchases of servicing assets	12,483	—	—	(9,291)	3,192
Subtractions from disposals	(165,557)	—	—	—	(165,557)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(112,396)	58,060	(1,352)	—	(55,688)
Other changes in fair value	(216,086)	(246,928)	(3,081)	—	(466,095)
Other changes that affect the balance	—	(12,959)	1,037	9,291	(2,631)

Estimated fair value at September 30, 2007	$4,246,656	$1,286,040	$14,338	$—	$5,547,034

Estimated fair value at January 1, 2006	$3,056,446	$959,708	$4,850	$—	$4,021,004
Additions obtained from sales of mortgage loans	864,197	403,110	1,905	—	1,269,212
Additions from purchases of servicing assets	11,772	—	—	—	11,772
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	81,915	(2,341)	(407)	—	79,167
Other changes in fair value	(321,915)	(226,019)	(534)	—	(548,468)
Other changes that affect the balance	—	(5,031)	369	—	(4,662)

Estimated fair value at September 30, 2006	$3,692,415	$1,129,427	$6,183	$—	$4,828,025

(a)	See Note 5 — Mortgage Loans Held for Investment.
      At September 30, 2007, the Company had pledged mortgage servicing rights of $2.7 billion as collateral for borrowings.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
      Changes in fair value due to changes in valuation inputs or assumptions used in the valuation models include all changes due to a revaluation by a model or by a benchmarking exercise. This line item also includes changes in fair value due to a change in valuation assumptions and/or model calculations. Management converted the valuation of mortgage servicing rights managed within the GMAC-RFC Holding portfolio (domestic only) to a single valuation platform. This platform conversion included changing methodologies surrounding certain assumptions used in the mortgage servicing rights valuation. The impact of these changes increased the valuation $42.4 million and is included in the overall $58.1 million favorable change in fair value due to changes in valuation inputs or assumptions used in the valuation model. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic run-off of the portfolio. Other changes that affect the balance primarily include foreign currency adjustments and the extinguishment of mortgage servicing rights related to clean-up calls of securitization transactions.
      The key economic assumptions used by the Company in valuing its mortgage servicing rights were as follows:

		GMAC-RFC	International
	GMAC Residential	Holding	Business
September 30, 2007	Holding	(Domestic)	Group

Weighted average prepayment speed	16.6%	26.7%	8.5%
Range of prepayment speeds	15.4-40.4%	15.3- 53.6%	0.4-28.4%
Weighted average discount rate	8.0%	10.7%	11.7%
Range of discount rates	7.7-12.9%	9.5-11.2%	8.0-13.0%

		GMAC-RFC	International
	GMAC Residential	Holding	Business
September 30, 2006	Holding	(Domestic)	Group

Weighted average prepayment speed	14.0%	28.0%	10.4%
Range of prepayment speeds	12.2-43.2%	13.0- 38.6%	5.2-20.7%
Weighted average discount rate	8.8%	12.4%	8.0%
Range of discount rates	8.5-12.9%	12.0- 14.0%	8.0-8.0%
      The key economic assumptions used by the Company in valuing its mortgage servicing rights at the date of their initial recording were as follows:

		GMAC-RFC	International
	GMAC Residential	Holding	Business
Nine months ended September 30, 2007	Holding	(Domestic)	Group

Range of prepayment speeds (constant prepayment rate)	12.6-41.6%	13.6- 47.5%	0.4-11.1%
Range of discount rates	7.5-13.9%	9.6-16.8%	8.0-12.5%

		GMAC-RFC	International
	GMAC Residential	Holding	Business
Nine months ended September 30, 2006	Holding	(Domestic)	Group

Range of prepayment speeds (constant prepayment rate)	14.1-41.0%	20.2- 25.6%	1.0-7.0%
Range of discount rates	8.2-13.5%	12.2- 12.6%	8.0-8.0%
      The Company’s servicing rights’ primary risk is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher than expected prepayments, which could

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
reduce the value of the mortgage servicing rights. The Company economically hedges the income statement impact of these risks with both derivative and non-derivative financial instruments. These instruments include interest rate swaps, caps, and floors, options to purchase these items, futures and forward contracts, and/or purchasing or selling U.S. Treasury and principal-only securities. At September 30, 2007, the fair value of derivative financial instruments and non-derivative financial instruments used to mitigate these risks amounted to $533.5 million and $838.7 million, respectively. At September 30, 2006, the fair value of derivative financial instruments and non-derivative financial instruments used to mitigate these risks amounted to $343.9 million and $2.0 billion, respectively. The change in the fair value of the derivative financial instruments amounted to losses of $57.7 and $218.3 million for the nine months ended September 30, 2007 and 2006, respectively, and is included in servicing asset valuation and hedge activities, net in the Condensed Consolidated Statement of Income.
      The components of servicing fees were as follows:

	Nine Months Ended
	September 30,

	2007	2006

	(In thousands)
Contractual servicing fees (net of guarantee fees and including subservicing)	$1,154,784	$972,185
Late fees	109,709	96,096
Ancillary fees	86,248	93,982

Total	$1,350,741	$1,162,263

9.     Goodwill
      Following is a summary of the activity related to goodwill:

	Residential	Business	International
	Finance	Capital	Business
	Group	Group	Group	Total

	(In thousands)
Balance at January 1, 2007	$381,831	$10,748	$78,884	$471,463
Additions	22	—	—	22
Impairment losses	(381,853)	(8,363)	(64,612)	(454,828)
Foreign currency translation adjustments	—	—	(14,272)	(14,272)
Disposal of healthcare business (See Note 13)	—	(2,385)	—	(2,385)

Balance at September 30, 2007	$—	$—	$—	$—

      During the third quarter, the Company completed its goodwill impairment analysis. The Company experienced deteriorating conditions in the residential mortgage and home building markets, including significant changes in the mortgage secondary market, tightening underwriting guidelines reducing product offerings and recent credit downgrades of its unsecured debt obligations. Consistent with prior assessments, the fair value of the Company’s reporting units was determined using an internally developed discounted cash flow methodology. In addition, we took into consideration other relevant indicators of value available in the market place such as market transactions and trading values of similar companies. Based upon the results of the assessment, the Company concluded that the carrying value of goodwill exceeded its fair value, resulting in an impairment loss of $454.8 million.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

10.	Borrowings
      Borrowings were as follows:

	September 30,	December 31,
	2007	2006

	(In thousands)
Collateralized borrowings in securitization trusts(a)(b)	$38,223,889	$53,299,518
Other borrowings:
Secured aggregation facilities — short-term	6,251,016	13,079,221
Secured aggregation facilities — long-term(a)	1,814,572	5,866,684
Repurchase agreements — short-term	6,667,893	10,961,850
Repurchase agreements — long-term(a)	167,941	543,675
Senior unsecured notes(a)(c)	15,518,746	12,408,822
Subordinated unsecured note(a)	1,000,000	1,000,000
FHLB advances — long-term(a)	10,013,000	7,279,000
Third-party bank credit facilities — short-term	50,000	475,000
Third-party bank credit facilities — long-term(a)	1,750,000	1,750,000
Debt collateralized by mortgage loans	1,992,052	3,017,961
Servicing advances	734,800	728,750
Investor custodial funds	—	131,709
Other — short-term	2,846,214	1,820,111
Other — long-term(a)	850,856	817,595

Total other borrowings	49,657,090	59,880,378

Total borrowings	$87,880,979	$113,179,896

(a)	Represents borrowings with an original contractual maturity in excess of one year.
(b)	See Note 5 — Mortgage Loans Held for Investment.
(c)	During the quarter, the credit rating on our senior unsecured notes was downgraded by certain rating agencies resulting in an increase of 100 basis points to the Company’s borrowing rates relating to these notes.

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
      The following summarizes assets that are restricted, pledged or for which a security interest has been granted as collateral for the payment of certain debt obligations:

	September 30,	December 31,
	2007	2006

	(In thousands)
Mortgage loans held for investment	$57,745,481	$68,480,110
Mortgage loans held for sale	13,270,488	22,833,819
Trading securities	2,510,742	3,639,702
Mortgage servicing rights	2,740,411	2,447,084
Lending receivables	6,964,990	11,804,708
Accounts receivable	1,069,190	951,722
Investments in real estate and other	1,168,446	719,116
Other assets	9,916,570	6,059,805

Total	$95,386,318	$116,936,066

Related secured debt	$67,803,786	$96,206,963

      GMAC Bank has entered into an advances agreement with Federal Home Loan Bank of Pittsburgh (“FHLB”). Under the agreement, as of September 30, 2007 and December 31, 2006, GMAC Bank had assets pledged and restricted as collateral totaling $28.1 and $19.8 billion under the FHLB’s existing security interest on all GMAC Bank assets, including $5.7 and $4.5 billion of automotive division assets. However, the FHLB will allow GMAC Bank to encumber any assets restricted as collateral not needed to collateralize existing FHLB advances. As of September 30, 2007 and December 31, 2006, GMAC Bank had $14.5 and $10.1 billion of assets restricted as collateral that were available to be encumbered elsewhere, including $5.3 and $4.4 billion, of which were recorded on the automotive division of the GMAC Bank and would be subject to all provisions of our operating agreement with GMAC.
      The assets that were pledged as collateral in the preceding table include assets that can be sold or repledged by the secured party. The assets that could be sold or repledged were as follows:

	September 30,	December 31,
	2007	2006

	(In thousands)
Mortgage loans held for sale	$3,825,764	$5,513,015
Mortgage loans held for investment	3,019,063	1,667,978
Trading securities	1,520,632	2,945,653
Investments in real estate and other	349,067	48,193

Total	$8,714,526	$10,174,839

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

11.	Deposit Liabilities
      Deposit liabilities were as follows:

	September 30,	December 31,
	2007	2006

	(In thousands)
Non-interest bearing deposits	$2,767,252	$1,358,630
NOW and money market checking accounts	3,621,684	1,806,156
Certificates of deposit	8,099,325	6,686,240

Total	$14,488,261	$9,851,026

      Non-interest bearing deposits primarily represent third-party escrows associated with the Company’s loan servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At September 30, 2007, certificates of deposit included $6.9 billion of brokered certificates of deposit.

12.	Derivative Instruments
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
      During the quarter ended September 30, 2007, the Company discontinued its cash flow hedge program associated with the existing and forecasted variable rate debt. This decision was made due to the deteriorating economic conditions in the nonprime mortgage market and the resulting determination that it is probable the originally forecasted transactions related to this hedge program will not occur. As a result of the cash flow hedge program’s discontinuance, the Company has reclassified $40.1 million into earnings from other comprehensive income during the quarter ended September 30, 2007.
      During the next twelve months, an additional $10.6 million of deferred gains are expected to be reclassified into earnings from accumulated comprehensive income.
      The following table summarizes the pretax earnings impact of the ineffectiveness portion of the changes in fair value for each type of accounting hedge classification segregated by the asset or liability hedged:

Nine Months Ended September 30,	2007	2006	Income Statement Classification

	(In millions)
Fair value hedge ineffectiveness gain (loss):
Mortgage loans held for sale	$(0.7)	$(5.5)	Gain on sale of mortgage loans
Senior unsecured notes	(0.8)	0.3	Gain on investment securities
Cash flow hedge ineffectiveness gain:
Issuance of collateralized borrowings	—	0.1	Interest expense

Total	$(1.5)	$(5.1)

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
      There were no net gains on fair value hedges excluded from assessment of effectiveness for the nine months ended September 30, 2007 and 2006.

13.	Related Party Transactions
      The Company incurred interest expense of $0.0 and $114.6 million for the nine months ended September 30, 2007 and 2006, respectively, related to borrowings from GMAC.
      The Company provides global relocation services to GM and GMAC for certain relocations of their employees. The Company recorded revenue of $7.6 and $6.3 million for such services in the nine months ended September 30, 2007 and 2006, respectively. In addition, GM and GMAC had mortgage-related fees for certain of their employees resulting in revenue of $3.2 and $7.0 million for the nine months ended September 30, 2007 and 2006, respectively.
      During the nine months ended September 30, 2007, the Company received net cash payments totaling $249.6 million from GMAC for settlement of its intercompany tax receivable from GM that related to the Company’s estimated tax liability for the period ended November 30, 2006.
      GMAC provided the Company with certain services for which a management fee was charged. The Company incurred GMAC management fees expense of $26.5 and $19.3 million for the nine months ended September 30, 2007 and 2006, respectively. In addition, the Company received $15.0 and $6.0 million from GMAC for certain services related to risk management activities for the nine months ended September 30, 2007 and 2006, respectively.
      The Company provides working capital funding and construction lending financing for affiliates of equity method investees. The affiliates of the investees had outstanding working capital balances of $5.0 million and $0.0 at September 30, 2007 and 2006, respectively. The Company recognized interest income of $0.3 and $2.1 million for the nine months ended September 30, 2007 and 2006, respectively, on these balances. The affiliates of the investees had outstanding construction lending receivable balances of $1.9 and $108.6 million at September 30, 2007 and 2006, respectively. The Company recognized interest income on these receivables of $0.1 and $11.3 million for the nine months ended September 30, 2007 and 2006, respectively.
      The Company provides warehouse funding to other equity method investees. The outstanding warehouse lending receivable balance for the investees was $85.8 and $231.7 million as of September 30, 2007 and 2006, respectively. The Company recognized interest income on these receivables of $4.0 and $9.8 million for the nine months ended September 30, 2007 and 2006, respectively. The Company purchased $113.3 and $502.2 million of loans at market prices from the investees during the first nine months of 2007 and 2006, respectively.
      The Company had short-term receivables from unconsolidated affiliates of $2.5 and $10.8 million included within accounts receivable at September 30, 2007 and 2006, respectively. The Company recognized interest income of $9.3 million for the nine months ended September 30, 2007 for a lending receivable from an affiliate of FIM Holdings LLC, which has been reduced to $0.0 million as of September 30, 2007.
      At September 30, 2007, GMAC Bank’s deposit liabilities included a $426.8 million deposit from GMAC. The Company incurred interest expense of $11.1 million for the nine months ended September 30, 2007 on this deposit.
      On August 27, 2007, Residential Funding Company, LLC (“RFC”) and Equity Investments II, LLC, each wholly owned subsidiaries of the Company, sold substantially all of the assets and operations comprising their healthcare finance business to GMAC Commercial Finance LLC, a wholly owned subsidiary of GMAC LLC, pursuant to an asset purchase agreement. The Company received $900.5 million, which represents the

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
fair value of the business as valued by an independent third-party valuation. Net book value totaling $876.8 million was transferred as part of the sale resulting in a capital contribution from GMAC LLC of $23.7 million.

14.	Subsequent Event
      On October 17, 2007, the Company announced a restructuring plan that will reduce its workforce, streamline its operations and revise its cost structure to enhance its flexibility, allowing the Company to scale operations up or down more rapidly to meet changing market conditions. The restructuring plan announced will include reducing the current world wide workforce by approximately 25%, or by approximately 3,000 associates, with the majority of these reductions occurring in the fourth quarter of 2007. The Company estimates the range that severance and related costs associated with the workforce reduction, as well as contract elimination costs, will amount to approximately $90 to $110 million. Employee-related costs will be approximately $55 to $65 million and the closure of facilities approximately $35 to $45 million. The majority of these charges will be incurred in the fourth quarter of 2007. Consolidated charges are expected to result in future cash expenditures of approximately $85 to $95 million.
      The global dislocation in the mortgage and credit markets has persisted into the fourth quarter of 2007, with the reduction of liquidity remaining most acute across the credit spectrum of mortgage products. This has resulted in a combination of reduced mortgage and real estate asset valuations, to date. Accordingly, our fourth quarter 2007, results of operations, as of the date of this filing, continue to be negatively impacted. Additionally, our credit ratings were further downgraded on November 1, 2007 by various credit rating agencies, resulting in a further increase of 50 basis points to our cost of funds related to the unsecured notes.

15.	Segment Information
      Refer to Note 1 to the Condensed Consolidated Financial Statements for a discussion on changes to the reportable segments. Financial results for the Company’s reportable operating segments were as follows:

	Residential	Business	International
	Finance	Capital	Business	Corporate
Three Months Ended September 30,	Group	Group	Group	and Other	Eliminations	Consolidated

	(In thousands)
2007
Net interest income (expense)	$170,560	$22,702	$21,503	$(9,505)	$—	$205,260
Provision for loan losses	(765,759)	(92,368)	(22,445)	(3,641)	—	(884,213)
Other revenue	(62,684)	(78,185)	(500,437)	137,359	—	(503,947)

Total net revenue	(657,883)	(147,851)	(501,379)	124,213	—	(1,182,900)
Operating expenses	896,985	24,888	158,363	92,672	—	1,172,908

Income (loss) before income tax expense and minority interest	(1,554,868)	(172,739)	(659,742)	31,541	—	(2,355,808)
Income tax expense (benefit)	21,215	(849)	(161,731)	21,923	—	(119,442)

Income (loss) before minority interest	(1,576,083)	(171,890)	(498,011)	9,618	—	(2,236,366)
Minority interest	—	—	—	24,561	—	24,561

Net loss	$(1,576,083)	$(171,890)	$(498,011)	$(14,943)	$—	$(2,260,927)

Total assets	$83,082,521	$6,490,298	$15,740,531	$30,882,999	$(21,702,956)	$114,493,393

Net interest income (expense) from other segments	$(176,199)	$(75,969)	$11,667	$240,501	$—	$—

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

	Residential	Business	International
	Finance	Capital	Business	Corporate
Three Months Ended September 30,	Group	Group	Group	and Other	Eliminations	Consolidated

	(In thousands)
2006
Net interest income	$297,680	$23,741	$46,719	$13,812	$—	$381,952
Provision for loan losses	(214,530)	(8,341)	(15,867)	15	—	(238,723)
Other revenue	563,363	60,791	24,545	713	—	649,412

Total net revenue	646,513	76,191	55,397	14,540	—	792,641
Operating expenses	587,424	21,571	65,790	(31,115)	—	643,670

Income (loss) before income tax expense	59,089	54,620	(10,393)	45,655	—	148,971
Income tax expense (benefit)	24,305	23,431	(1,687)	19,489	—	65,538

Net income (loss)	$34,784	$31,189	$(8,706)	$26,166	$—	$83,433

Total assets	$110,810,353	$7,192,330	$13,387,621	$22,465,716	$(21,277,647)	$132,578,373

Net interest income (expense) from other segments	$(142,762)	$(73,293)	$(19,016)	$235,071	$—	$—

	Residential	Business	International
	Finance	Capital	Business	Corporate
Nine Months Ended September 30,	Group	Group	Group	and Other	Eliminations	Consolidated

	(In thousands)
2007
Net interest income (expense)	$756,030	$88,683	$81,179	$(18,751)	$—	$907,141
Provision for loan losses	(1,554,385)	(149,810)	(45,006)	(10,439)	—	(1,759,640)
Other revenue	261,983	9,093	(257,985)	374,304		387,395

Total net revenue	(536,372)	(52,034)	(221,812)	345,114	—	(465,104)
Operating expenses	2,205,111	62,494	347,849	260,603	—	2,876,057

Income (loss) before income tax expense and minority interest	(2,741,483)	(114,528)	(569,661)	84,511	—	(3,341,161)
Income tax expense (benefit)	94,279	(531)	(131,435)	53,874	—	16,187

Income (loss) before minority interest	(2,835,762)	(113,997)	(438,226)	30,637		(3,357,348)
Minority interest	—	—	—	68,051	—	68,051

Net loss	$(2,835,762)	$(113,997)	$(438,226)	$(37,414)	$—	$(3,425,399)

Total assets	$83,082,521	$6,490,298	$15,740,531	$30,882,999	$(21,702,956)	$114,493,393

Net interest income (expense) from other segments	$(468,372)	$(222,725)	$(94,243)	$785,340	$—	$—

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

	Residential	Business	International
	Finance	Capital	Business	Corporate
Nine Months Ended September 30,	Group	Group	Group	and Other	Eliminations	Consolidated

	(In thousands)
2006
Net interest income	$1,034,900	$66,954	$130,573	$29,549	$—	$1,261,976
Provision for loan losses	(448,484)	(13,137)	(22,493)	54	—	(484,060)
Other revenue	1,728,816	632,998	169,681	(1,062)	—	2,530,433

Total net revenue	2,315,232	686,815	277,761	28,541	—	3,308,349
Operating expenses	1,727,772	57,667	183,994	(28,288)	—	1,941,145

Income (loss) before income tax expense	587,460	629,148	93,767	56,829	—	1,367,204
Income tax expense (benefit)	250,079	244,739	20,949	18,362	—	534,129

Net income (loss)	$337,381	$384,409	$72,818	$38,467	$—	$833,075

Total assets	$110,810,353	$7,192,330	$13,387,621	$22,465,716	$(21,277,647)	$132,578,373

Net interest income (expense) from other segments	$(404,385)	$(201,238)	$(26,956)	$632,579	$—	$—

16.	Regulatory Matters
      Certain subsidiaries of the Company associated with the Company’s mortgage and real estate operations are required to maintain certain regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state and foreign agencies that could have a material effect on the Company’s results of operations and financial condition. These entities were in compliance with these requirements as of September 30, 2007.
      As an industrial bank chartered by the State of Utah, GMAC Bank is subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s results of operations and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.
      The FDIC requires the Bank to maintain a well capitalized categorization, under the regulatory framework (see table below), for the first three years of operation. To be categorized as well capitalized, the

RESIDENTIAL CAPITAL, LLC
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)
Bank must maintain minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios were as follows:

			Minimum to be
	Actual		Well Capitalized

September 30, 2007	Amount	Ratio	Amount	Ratio

	(Dollars in		(Dollars in
	thousands)		thousands)
Total capital (Tier 1 + Tier 2) to risk weighted assets	$3,190.0	16.9%	$1,891.8	10.0%
Tier 1 capital to risk weighted assets	3,104.7	16.4%	1,135.1	6.0%
Tier 1 capital to average assets (leveraged ratio)	3,104.7	12.5%	1,245.4	5.0%
      In addition to the above requirements imposed by the Federal Deposit Insurance Corporation, the Bank is also required by the Utah Department of Financial Institutions (the “Department”) to maintain total capital at a higher level. As of August 2, 2007, GMAC Bank is required to maintain total capital in an amount not less than 9.25% of total assets. The Utah requirement will continue until two full-scope safety and soundness examinations have been completed by the Department, but not later than November 22, 2008, unless the Commissioner of the Department determines that a greater amount of capital is required to protect the depositors of the Bank.

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

RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
ASSETS
Cash and cash equivalents	$3,332,614	$100,728	$3,121,823	$(35,677)	$6,519,488
Mortgage loans held for sale	—	2,907,559	12,076,454	(4,314)	14,979,699
Trading securities	—	1,933,310	1,721,196	—	3,654,506
Mortgage loans held for investment, net	—	5,425,303	53,660,193	(47,724)	59,037,772
Lending receivables, net	—	730,128	7,705,883	506	8,436,517
Mortgage servicing rights	—	5,529,965	17,069	—	5,547,034
Accounts receivable	10,433	1,550,472	1,487,562	(465,962)	2,582,505
Investments in real estate and other	—	92,852	1,976,324	—	2,069,176
Goodwill	—	—	—	—	—
Other assets	430,913	7,086,959	9,596,134	(5,447,310)	11,666,696
Investment in and loans to subsidiaries	21,108,701	881,914	—	(21,990,615)	—

Total assets	$24,882,661	$26,239,190	$91,362,638	$(27,991,096)	$114,493,393

LIABILITIES
Borrowings:
Affiliate borrowings	$—	$10,603,593	$3,107,553	$(13,711,146)	$—
Collateralized borrowings in securitization trusts	—	—	38,223,889	—	38,223,889
Other borrowings	18,268,746	7,138,425	24,715,375	(465,456)	49,657,090

Total borrowings	18,268,746	17,742,018	66,046,817	(14,176,602)	87,880,979
Deposit liabilities	—	—	14,523,938	(35,677)	14,488,261
Other liabilities	442,360	3,035,859	6,779,609	(5,464,106)	4,793,722

Total liabilities	18,711,106	20,777,877	87,350,364	(19,676,385)	107,162,962
Minority interest	—	—	1,158,876	—	1,158,876

EQUITY
Common stock and paid-in capital	—	—	175,783	(175,783)	—
Member’s interest	5,861,684	5,925,779	2,677,169	(8,602,948)	5,861,684
Retained earnings	226,183	(548,398)	(81,189)	629,587	226,183
Accumulated other comprehensive income	83,688	83,932	81,635	(165,567)	83,688

Total equity	6,171,555	5,461,313	2,853,398	(8,314,711)	6,171,555

Total liabilities, minority interest and equity	$24,882,661	$26,239,190	$91,362,638	$(27,991,096)	$114,493,393

RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue
Interest income	$343,265	$329,076	$1,535,783	$(322,118)	$1,886,006
Interest expense	339,027	318,775	1,349,928	(326,984)	1,680,746

Net interest income	4,238	10,301	185,855	4,866	205,260
Provision for loan losses	—	263,055	622,100	(942)	884,213

Net interest income (loss) after provision for loan losses	4,238	(252,754)	(436,245)	5,808	(678,953)
Loss on sale of mortgage loans, net	—	(236,645)	(332,180)	(764)	(569,589)
Servicing fees	—	438,935	12,698	(213)	451,420
Servicing asset valuation and hedge activities, net	—	(121,294)	(2,145)	—	(123,439)

Net servicing fees	—	317,641	10,553	(213)	327,981
Loss on investment securities, net	—	(52,870)	(279,641)	—	(332,511)
Real estate related revenues	—	(13,344)	36,849	—	23,505
Other income	1,159	(54,157)	116,057	(16,392)	46,667

Total net revenue	5,397	(292,129)	(884,607)	(11,561)	(1,182,900)
Expenses
Compensation and benefits	—	155,069	150,965	—	306,034
Professional fees	—	39,019	18,100	—	57,119
Data processing and telecommunications	—	48,862	15,264	—	64,126
Advertising	—	21,096	8,604	—	29,700
Occupancy	—	20,620	13,725	—	34,345
Goodwill impairment	—	215,378	239,450	—	454,828
Other	2,724	60,549	173,153	(9,670)	226,756

Total expenses	2,724	560,593	619,261	(9,670)	1,172,908

Income (loss) before income tax expense, minority interest and equity in net earnings (losses) of subsidiaries	2,673	(852,722)	(1,503,868)	(1,891)	(2,355,808)
Income tax benefit	—	(995)	(118,445)	(2)	(119,442)
Income (loss) before minority interest and equity in net earnings (losses) of subsidiaries	2,673	(851,727)	(1,385,423)	(1,889)	(2,236,366)
Minority interest	—	—	24,561	—	24,561

Income (loss) before equity in net earnings (losses) of subsidiaries	2,673	(851,727)	(1,409,984)	(1,889)	(2,260,927)
Equity in net losses of subsidiaries	(2,263,600)	(1,451,826)	—	3,715,426	—

Net loss	$(2,260,927)	$(2,303,553)	$(1,409,984)	$3,713,537	$(2,260,927)

RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended September 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue
Interest income	$243,170	$323,077	$1,747,563	$(228,252)	$2,085,558
Interest expense	243,477	272,963	1,426,441	(239,275)	1,703,606

Net interest income (expense)	(307)	50,114	321,122	11,023	381,952
Provision for loan losses	—	34,985	204,482	(744)	238,723

Net interest income (expense) after provision for loan losses	(307)	15,129	116,640	11,767	143,229
Gain (loss) on sale of mortgage loans, net	—	264,924	(37,964)	9,795	236,755
Servicing fees	—	405,958	(1,842)	(3,021)	401,095
Servicing asset valuation and hedge activities, net	—	(330,321)	(1,017)	—	(331,338)

Net servicing fees	—	75,637	(2,859)	(3,021)	69,757
Gain on investment securities, net	—	88,835	52,894	—	141,729
Real estate related revenues	—	2,166	160,062	—	162,228
Other income	712	69,705	(6,303)	(25,171)	38,943

Total net revenue	405	516,396	282,470	(6,630)	792,641

Expenses
Compensation and benefits	—	164,426	134,523	—	298,949
Professional fees	—	73,651	1,190	(89)	74,752
Data processing and telecommunications	—	33,931	14,209	—	48,140
Advertising	—	27,001	7,395	—	34,396
Occupancy	—	21,428	12,534	—	33,962
Other	998	98,750	79,999	(26,276)	153,471

Total expenses	998	419,187	249,850	(26,365)	643,670

Income (loss) before income tax expense and equity in net earnings of subsidiaries	(593)	97,209	32,620	19,735	148,971
Income tax expense (benefit)	(227)	43,238	13,544	8,983	65,538

Income (loss) before equity in net earnings of subsidiaries	(366)	53,971	19,076	10,752	83,433
Equity in net earnings of subsidiaries	83,799	29,828	—	(113,627)	—

Net income	$83,433	$83,799	$19,076	$(102,875)	$83,433

RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue
Interest income	$891,276	$1,139,101	$4,806,027	$(846,956)	$5,989,448
Interest expense	884,012	950,927	4,113,392	(866,024)	5,082,307

Net interest income	7,264	188,174	692,635	19,068	907,141
Provision for loan losses	—	559,322	1,203,422	(3,104)	1,759,640

Net interest income (loss) after provision for loan losses	7,264	(371,148)	(510,787)	22,172	(852,499)
Gain (loss) on sale of mortgage loans, net	—	(528,057)	(99,165)	(3,490)	(630,712)
Servicing fees	—	1,319,606	34,983	(3,848)	1,350,741
Servicing asset valuation and hedge activities, net	—	(573,969)	(3,357)	—	(577,326)

Net servicing fees	—	745,637	31,626	(3,848)	773,415
Gain (loss) on investment securities, net	(771)	(144,153)	(204,127)	—	(349,051)
Real estate related revenues	—	(210)	292,603	—	292,393
Loss on sale of equity investments	—	—	(542)	—	(542)
Other income	2,981	12,620	364,691	(78,400)	301,892

Total net revenue	9,474	(285,311)	(125,701)	(63,566)	(465,104)
Expenses
Compensation and benefits	—	569,168	421,657	—	990,825
Professional fees	—	126,399	46,222	—	172,621
Data processing and telecommunications	—	111,721	45,771	—	157,492
Advertising	—	66,074	29,143	—	95,217
Occupancy	—	67,177	41,143	—	108,320
Goodwill impairment	—	215,378	239,450	—	454,828
Other	2,565	451,860	519,333	(77,004)	896,754

Total expenses	2,565	1,607,777	1,342,719	(77,004)	2,876,057

Income (loss) before income tax expense, minority interest and equity in net earnings (losses) of subsidiaries	6,909	(1,893,088)	(1,468,420)	13,438	(3,341,161)
Income tax expense (benefit)	—	(5,790)	21,876	101	16,187

Income (loss) before minority interest and equity in net earnings (losses) of subsidiaries	6,909	(1,887,298)	(1,490,296)	13,337	(3,357,348)
Minority interest	—	—	68,051	—	68,051

Income (loss) before equity in net earnings (losses) of subsidiaries	6,909	(1,887,298)	(1,558,347)	13,337	(3,425,399)
Equity in net losses of subsidiaries	(3,432,308)	(1,701,735)	—	5,134,043	—

Net loss	$(3,425,399)	$(3,589,033)	$(1,558,347)	$5,147,380	$(3,425,399)

RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Nine Months Ended September 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenue
Interest income	$668,009	$1,063,571	$4,844,036	$(616,771)	$5,958,845
Interest expense	666,393	801,280	3,881,421	(652,225)	4,696,869

Net interest income	1,616	262,291	962,615	35,454	1,261,976
Provision for loan losses	—	63,232	422,440	(1,612)	484,060

Net interest income after provision for loan losses	1,616	199,059	540,175	37,066	777,916
Gain on sale of mortgage loans, net	—	728,176	156,953	(6,341)	878,788
Servicing fees	—	1,174,324	(6,474)	(5,587)	1,162,263
Servicing asset valuation and hedge activities, net	—	(686,684)	(927)	—	(687,611)

Net servicing fees	—	487,640	(7,401)	(5,587)	474,652
Gain (loss) on investment securities, net	286	(4,404)	128,886	—	124,768
Real estate related revenues	—	50,974	442,484	—	493,458
Gain on sale of equity investments	—	414,508	—	—	414,508
Other income	1,307	138,365	74,384	(69,797)	144,259

Total net revenue	3,209	2,014,318	1,335,481	(44,659)	3,308,349
Expenses
Compensation and benefits	—	598,655	382,755	—	981,410
Professional fees	—	169,899	23,664	—	193,563
Data processing and telecommunications	—	101,209	39,421	—	140,630
Advertising	—	93,396	26,152	—	119,548
Occupancy	—	63,163	37,478	—	100,641
Other	3,089	263,774	209,503	(71,013)	405,353

Total expenses	3,089	1,290,096	718,973	(71,013)	1,941,145

Income (loss) before income tax expense and equity in net earnings of subsidiaries	120	724,222	616,508	26,354	1,367,204
Income tax expense (benefit)	46	319,013	205,555	9,515	534,129

Income before equity in net earnings of subsidiaries	74	405,209	410,953	16,839	833,075
Equity in net earnings of subsidiaries	833,001	427,792	—	(1,260,793)	—

Net income	$833,075	$833,001	$410,953	$(1,243,954)	$833,075

RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,261)	$(3,359,247)	$5,259,024	$2,393	$1,900,909
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in lending receivables	—	1,877,740	3,305,497	—	5,183,237
Originations and purchases of mortgage loans held for investment	—	(2,264,823)	(4,439,946)	(28,519)	(6,733,288)
Proceeds from sales and repayments of mortgage loans held for investment	—	794,022	13,343,211	(639)	14,136,594
Additions to mortgage servicing rights, net	—	(9,291)	(3,192)	9,291	(3,192)
Sale of mortgage servicing rights, net	—	165,557	—	—	165,557
Purchases of and advances to investments in real estate and other	—	(4,611)	(193,158)	—	(197,769)
Proceeds from sales of and returns of investments in real estate and other	—	22,106	596,999	—	619,105
Payment of capital contribution	(202,595)	(126,420)	—	329,015	—
Net increase in affiliate lending	(2,211,230)	—	—	2,211,230	—
Other, net	—	1,500,186	350,376	—	1,850,562

Net cash provided by (used in) investing activities	(2,413,825)	1,954,466	12,959,787	2,520,378	15,020,806
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in affiliate borrowings	—	941,927	1,269,303	(2,211,230)	—
Net decrease in other short-term borrowings	(75,000)	(3,757,120)	(7,830,931)	—	(11,663,051)
Proceeds from issuance of collateralized borrowings in securitization trusts	—	3,863,807	73,248	—	3,937,055
Repayments of collateralized borrowings in securitization trusts	—	—	(13,467,761)	—	(13,467,761)
Proceeds from secured aggregation facilities, long-term	—	—	12,158,635	—	12,158,635
Repayments of secured aggregation facilities, long-term	—	—	(16,210,746)	—	(16,210,746)
Proceeds from other long-term borrowings	3,853,195	—	4,007,575	—	7,860,770
Repayments of other long-term borrowings	(1,000,000)	—	(1,654,264)	—	(2,654,264)
Payments of debt issuance costs	(14,216)	—	(7,092)	—	(21,308)
Proceeds from capital contribution	2,000,000	—	585,015	(329,015)	2,256,000
Disposal of healthcare business	—	—	898,794	—	898,794
Dividends paid	—	—	(2,474)	2,474	—
Decrease in deposit liabilities	—	—	4,631,039	6,196	4,637,235

Net cash provided by (used in) financing activities	4,763,979	1,048,614	(15,549,659)	(2,531,575)	(12,268,641)
Effect of foreign exchange rates on cash and cash equivalents	151,121	—	(303,554)	—	(152,433)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,500,014	(356,167)	2,365,598	(8,804)	4,500,641
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	832,600	456,895	756,225	(26,873)	2,018,847

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,332,614	$100,728	$3,121,823	$(35,677)	$6,519,488

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Transfer of $2.3 billion of mortgage loans held for investment from guarantor subsidiaries to non-guarantor subsidiaries.
Transfer of $2.2 billion of collateralized borrowings in securitization trusts from guarantor subsidiaries to non-guarantor subsidiaries.
Parent contributed $3.0 billion to guarantor subsidiaries through forgiveness of affiliate borrowings.
Transfer to QSPE’s $5.4 billion for securitization purposes, gross.

RESIDENTIAL CAPITAL, LLC
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$190,461	$(13,204,679)	$(3,356,216)	$43,303	$(16,327,131)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in lending receivables	—	(127,333)	(583,745)	—	(711,078)
Originations and purchases of mortgage loans held for investment	—	(8,511,950)	(6,167,781)	1,363,276	(13,316,455)
Proceeds from sales and repayments of mortgage loans held for investment	—	3,050,644	17,279,450	(1,366,988)	18,963,106
Proceeds from sales and repayments of available for sale securities	—	1,388	16,654	—	18,042
Additions to mortgage servicing rights	—	(11,772)	—	—	(11,772)
Purchase of and advances to investments in real estate and other	—	(39,037)	(1,414,350)	—	(1,453,387)
Proceeds from sales of and returns of investments in real estate and other	—	636,423	558,428	—	1,194,851
Payment of capital contribution	(100,000)	(270,977)	—	370,977	—
Net increase in affiliate lending	(3,302,948)	—	21,509	3,281,439	—
Other, net	(63,800)	74,487	602,141	—	612,828

Net cash provided by (used in) investing activities	(3,466,748)	(5,198,127)	10,312,306	3,648,704	5,296,135
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in affiliate borrowings	(4,130,000)	1,597,028	636,949	(3,281,439)	(5,177,462)
Net increase (decrease) in other short-term borrowings	—	(900,557)	3,660,459	2,615	2,762,517
Proceeds from issuance of collateralized borrowings in securitization trusts	—	17,611,862	70,142	—	17,682,004
Repayments of collateralized borrowings in securitization trusts	—	—	(16,947,238)	—	(16,947,238)
Proceeds from secured aggregation facilities, long-term	—	—	18,956,393	—	18,956,393
Repayments of secured aggregation facilities, long-term	—	—	(19,962,782)	—	(19,962,782)
Proceeds from other long-term borrowings	6,956,965	—	4,878,145	—	11,835,110
Repayments of other long-term borrowings	—	—	(406,716)	—	(406,716)
Payments of debt issuance costs	(46,122)	—	(55,692)	—	(101,814)
Proceeds from capital contribution	—	100,000	270,977	(370,977)	—
Disposal of healthcare business
Dividends paid	—	—	30,706	(30,706)	—
Increase in deposit liabilities	—	—	2,108,164	26,195	2,134,359

Net cash provided by (used in) financing activities	2,780,843	18,408,333	(6,760,493)	(3,654,312)	10,774,371
Effect of foreign exchange rates on cash and cash equivalents	(28,514)	—	(3,772)	—	(32,286)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(523,958)	5,527	191,825	37,695	(288,911)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,626,814	158,167	556,252	(74,480)	2,266,753

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,102,856	$163,694	$748,077	$(36,785)	$1,977,842

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
General
      We are a leading real estate finance company focused primarily on the residential real estate market. Our businesses include the origination, purchase, service, sale and securitization of residential mortgage loans. We conduct our operations and manage and report our financial information primarily through three operating business segments:

•	Residential Finance Group. Our Residential Finance Group originates, purchases, sells, securitizes and services residential mortgage loans in the United States. The segment originates mortgage loans through a retail branch network, direct lending centers and mortgage brokers. In addition, the segment purchases residential mortgage loans from correspondent lenders and other third-parties and provides warehouse lending. The loans produced or purchased by this segment cover a broad credit spectrum. Prime credit quality loans that are produced in conformity with the underwriting guidelines of Fannie Mae and Freddie Mac are generally sold to one of these government-sponsored enterprises in the form of agency guaranteed securitizations. This segment also produces a variety of loans that do not conform to the underwriting guidelines of Fannie Mae and Freddie Mac. These loans include prime non-conforming, nonprime and prime second-lien loans, which are generally securitized though the issuance of non-agency mortgage-backed and mortgage related asset-backed securities. This segment also provides collateralized lines of credit to other originators of residential mortgage loans, which we refer to as warehouse lending. Our banking activities through the mortgage division of GMAC Bank and our real estate brokerage and relocation business are also included in this segment.

•	Business Capital Group. Our Business Capital Group provides financing and equity capital to residential land developers and homebuilders and financing to resort developers.

•	International Business Group. Our International Business Group includes substantially all of our operations outside of the United States, and has businesses in the United Kingdom (which currently generates a significant portion of the segment’s financial results), Canada, Continental Europe, Latin America and Australia. We originate, purchase, sell and securitize residential mortgage loans. We also extend credit to companies involved in residential real estate development and provide commercial lending facilities.
      Our other business operations are not significant to our consolidated results of operations. These business operations include certain holding company activities and the leasing and financing activities related to the consolidation of the automobile division of GMAC Bank and other adjustments to conform the reportable segment information to our consolidated results of operations.
Overview
      During the third quarter, the mortgage and capital markets have continued to experience stress due to credit concerns and housing market contractions in the United States. The reduced accessibility to cost efficient capital in the secondary markets has made the residential mortgage industry even more capital intensive. In the short-term, it is probable the mortgage industry will continue to experience both declining mortgage origination volumes and reduced total mortgage indebtedness due to the deterioration of the nonprime and non-conforming mortgage market and a challenging interest rate environment. Due to these market factors, particularly interest rates, the business of acquiring and selling mortgage loans is cyclical. The industry is experiencing a downturn in this cycle.
      Our continued focus is to ensure we effectively manage our liquidity and capital requirements within the current market conditions and align our operations for long-term growth opportunities.
      On October 17, 2007, we announced that we are restructuring our mortgage operations, as severe weakness in the housing market and mortgage industry continues to prevail. We will streamline our operations and revise our cost structure, which will enhance our flexibility to meet changing market conditions.
      Our ability to generate income and cash flow is highly dependent on the volume of our loan production and our ability to sell or otherwise finance our loans. Our business is also dependent on the acquisition and valuation of our other financial assets, including our mortgage loans held for investment from our on-balance sheet securitizations, interests that continue to be held by us from our off-balance sheet securitizations, mortgage servicing rights, other mortgage loans held for investment and lending receivables.
      In the quarter, we have reduced our exposure to nonprime and non-conforming loans through changes to product pricing and changing our product offerings and targeted asset sales, but we remain committed to offering a broad and competitive menu of high quality product offerings. We will continue our growth plans in areas of opportunity and in areas where we continue to maintain a competitive advantage.
      Our business is dependent on our sources of liquidity and funding. We sell almost all of our prime conforming residential mortgage loans to Fannie Mae or Freddie Mac in the form of agency-sponsored mortgage-backed securitizations. For other loan types, we primarily use aggregation facilities and our own securitizations as funding sources.
      In the quarter, we managed our liquidity through access to secured and unsecured facilities. We have increased our loan production through GMAC Bank, which offers a competitive cost of funding. In addition, GMAC LLC (“GMAC”)entered into an agreement with a financial service lender pursuant to which the entity has committed to provide various asset-backed funding facilities. A portion of this facility is available to us.
      In the quarter, we received a capital contribution from GMAC of $1.0 billion. In addition, our wholly owned subsidiaries, Residential Funding Company, LLC (“RFC”) and Equity Investments II, LLC, sold substantially all of the assets and operations comprising their healthcare finance business to GMAC Commercial Finance LLC, a wholly owned subsidiary of GMAC, for which we received $900.5 million.
      We fund a large portion of our business in the capital markets using securitization structures. These structures can take the form of on-balance sheet financings or off-balance sheet transactions. Economically, the two structures yield similar results. The form of the securitization is largely driven by prevailing capital market pricing conditions based on the market’s appetite and willingness to invest in different types of risk. We continually evaluate our strategy and the amount of interests that continue to be held by us from our off-balance sheet securitizations in light of market conditions. As an example, as we monitor how the secondary market reacts to changing conditions, we may structure our loan sales and securitizations such that we retain no residual interests in the loans we sell if we believe the market pricing is attractive or it would assist us with our retained risk profile. At September 30, 2007, the unpaid principal balance of mortgage loans held for investment relating to securitization transactions accounted for as securitized borrowings in securitization trusts and pledged as collateral totaled $39.0 billion. The investors in these on-balance sheet securitizations and the securitization trusts have no recourse to our other assets beyond the loans pledged as collateral. The related securitized borrowings in these securitization trusts totaled $38.2 billion at September 30, 2007.
      The persistence of the global dislocation in the mortgage and credit markets referred to above may continue to negatively affect the value of our mortgage related assets. These markets continue to experience greater volatility, less liquidity, widening of credit spreads, repricing of credit risk and a lack of price transparency. We operate in these markets with exposure to its loans, trading securities, derivatives and lending commitments. It is difficult to predict how long these conditions will exist and which markets, products and businesses of will continue to be affected. Accordingly, these factors could adversely impact our results of operations in the near-term.
Results of Operations

Consolidated Results
      Our net loss was $2.3 billion for the three months ended September 30, 2007, compared to net income of $83.4 million for the same period in 2006, and our net loss was $3.4 billion for the nine months ended September 30, 2007, compared to net income of $833.1 million for the same period in 2006. Our 2007 results continued to be adversely affected by domestic economic conditions, including increases in delinquencies on our mortgage loans held for investment portfolio and a significant deterioration in the securitization and residential housing markets. In addition, during the third quarter of 2007 we began to experience a downturn in certain foreign mortgage credit markets.
      Our mortgage loan production for the three months ended September 30, 2007 was $29.3 billion, a decrease of 43.1% compared to $51.5 billion in the same period in 2006 and $101.7 billion for the nine months ended September 30, 2007, a decrease of 27.4% compared to $140.1 billion in the same period in 2006. Our domestic loan production decreased 54.0% in the three months ended September 30, 2007 and 34.8% in the nine months ended September 30, 2007, while international loan production increased 20.4% and 17.8%, respectively, compared to the same periods in 2006. Our domestic loan production decreased due to a decline in our nonprime, prime non-conforming and prime second-lien products as a result of unfavorable market conditions. Domestic nonprime loan production totaled $0.2 and $4.1 billion for the three- and nine-months ended September 30, 2007, respectively, compared to $8.5 and $23.6 billion for the same periods in 2006. Our international production increased primarily due to growth in Continental Europe.
      The following summarizes our domestic mortgage loan production by type:

	U.S. Mortgage Loan Production by Type

	Three Months Ended September 30,				Nine Months Ended September 30,

	2007		2006		2007		2006

	Number	Dollar	Number	Dollar	Number	Dollar	Number	Dollar
	of	Amount	of	Amount	of	Amount	of	Amount
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans

	(Dollars in millions)
Prime conforming	64,116	$12,174	64,897	$12,002	180,882	$34,425	175,640	$32,536
Prime non-conforming	12,174	4,606	55,444	16,411	77,909	26,771	140,795	42,776
Government	13,241	1,378	6,460	942	70,833	5,458	19,971	2,884
Nonprime	2,360	185	53,774	8,467	28,200	4,129	155,987	23,623
Prime second-lien	26,004	1,863	102,314	6,100	124,712	7,616	315,994	18,500

Total U.S. production	117,895	$20,206	282,889	$43,922	482,536	$78,399	808,387	$120,319

      The following table summarizes our domestic mortgage loan production by purpose and interest rate type:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2007	2006	2007	2006

	(In millions)
Purpose:
Purchase	$9,409	$19,185	$29,544	$49,753
Non-purchase	10,797	24,737	48,855	70,566

	$20,206	$43,922	$78,399	$120,319

Interest rate type:
Fixed rate	$16,191	$25,219	$56,231	$67,335
Adjustable rate	4,015	18,703	22,168	52,984

	$20,206	$43,922	$78,399	$120,319

      The following summarizes our domestic mortgage loan production by delivery channel:

	U.S. Mortgage Loan Production by Channel

	Three Months Ended September 30,				Nine Months Ended September 30,

	2007		2006		2007		2006

	Number	Dollar	Number	Dollar	Number	Dollar	Number	Dollar
	of	Amount	of	Amount	of	Amount	of	Amount
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans

	(Dollars in millions)
Retail branches	18,618	$2,878	26,481	$3,865	60,545	$9,391	81,091	$11,697
Direct lending (other than retail branches)	20,402	2,227	34,212	3,147	80,166	8,753	105,501	9,417
Mortgage brokers	23,423	4,372	43,543	7,300	92,616	17,196	129,594	22,251
Correspondent lenders and secondary market purchases	55,452	10,729	178,653	29,610	249,209	43,059	492,201	76,954

Total U.S. production	117,895	$20,206	282,889	$43,922	482,536	$78,399	808,387	$120,319

      The following table summarizes our international mortgage loan production:

	International Mortgage Loan Production

	Three Months Ended September 30,				Nine Months Ended September 30,

	2007		2006		2007		2006

	Number	Dollar	Number	Dollar	Number	Dollar	Number	Dollar
	of	Amount	of	Amount	of	Amount	of	Amount
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans

	(Dollars in millions)
United Kingdom	22,192	$6,538	25,916	$6,330	58,629	$16,163	68,151	$16,129
Continental Europe	10,230	1,941	4,372	784	28,890	5,427	14,581	2,593
Other	5,018	589	3,302	417	14,531	1,668	8,081	1,014

Total International production	37,440	$9,068	33,590	$7,531	102,050	$23,258	90,813	$19,736

      The following table presents our consolidated results of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006

	(In millions)
Net interest income	$205.3	$382.0	$907.1	$1,262.0
Provision for loan losses	(884.2)	(238.7)	(1,759.6)	(484.1)
Gain (loss) on sale of mortgage loans, net	(569.6)	236.8	(630.7)	878.8
Servicing fees	451.4	401.1	1,350.7	1,162.3
Servicing asset valuation and hedge activities, net	(123.4)	(331.3)	(577.3)	(687.6)

Net servicing fees	328.0	69.8	773.4	474.7
Other income (expense)	(262.3)	342.8	244.7	1,176.9
Operating expenses	(1,173.0)	(643.7)	(2,876.0)	(1,941.1)
Income (loss) before income tax expense and minority interest	(2,355.8)	149.0	(3,341.1)	1,367.2
Income tax expense (benefit)	(119.5)	65.6	16.2	534.1
Income (loss) before minority interest	(2,236.3)	83.4	(3,357.3)	833.1
Minority interest	24.6	—	68.1	—

Net income (loss)	$(2,260.9)	$83.4	$(3,425.4)	$833.1

      Net interest income was $205.3 million for the three months ended September 30, 2007, compared to $382.0 million for the same period in 2006, a decrease of $176.7 million or 46.3%. During the first nine months of 2007, our net interest income was $907.1 million, compared to $1.3 billion for the same period in 2006, a decrease of $354.8 million or 28.1%. Our interest income decreased $199.6 million for the three months ended

September 30, 2007 compared to the same period in 2006. The decrease in interest income was due primarily to a decline in nonprime mortgage loans held for investment asset balance, lower warehouse lending balances and an increase in non-accrual loans caused by unfavorable market conditions. Interest income increased slightly in the first nine months of 2007, compared to the same period in 2006, primarily due to an increase in our average loan yields in our loans held for investment and for the consolidation of the automotive division of GMAC Bank. These positive impacts were largely offset by a decline in interest income due to higher non-accrual loans and a decline in nonprime mortgage loans held for investment and lending receivable asset balances. The increase in interest expense in the three and nine months ended September 30, 2007 was primarily driven by an increase in our cost of funds. Our cost of funds has increased in the quarter due to lower advance rates on our funding facilities and higher cost of funds on our unsecured debt due to the step up in coupon resulting from a ratings downgrade. A greater percentage of our balance sheet is funded by higher cost unsecured debt at September 30, 2007, when compared to the same period in 2006.
      The provision for loan losses was $884.2 million for the three months ended September 30, 2007, compared to $238.7 million for the same period in 2006 and $1.8 billion for the nine months ended September 30, 2007, compared to $484.1 million for the same period of 2006. The increases were primarily driven by the continued deterioration in the domestic housing market. As a result, in both the three- and nine-month periods, the severity and frequency of estimated losses related to delinquent loans increased, home prices declined in certain areas of the United States and additional specific and general reserves were required in the real estate and business lending portfolios. Mortgage loans held for investment past due 60 days or more increased to 15.0% of the total unpaid principal balance as of September 30, 2007, from 10.6% at September 30, 2006. The increase in the nine month period was further impacted by financial stress experienced by certain warehouse lending customers.
      Loss on the sale of mortgage loans was $569.6 million for the three months ended September 30, 2007, compared to a gain of $236.8 million for the same period in 2006, a decrease of $806.4 million. For the nine months ended September 30, 2007, loss on the sale of mortgage loans was $630.7 million compared to a gain of $878.8 million for the same period in 2006, a decrease of $1.5 billion. These decreases resulted primarily from the decline in fair value of our mortgage loans held for sale and obligations to fund mortgage loans due to lower investor demand and lack of domestic and foreign market liquidity. In the third quarter, the foreign market was also impacted by global liquidity concerns causing significant valuation impacts on our loans held for sale, specifically in the United Kingdom and Continental Europe. The pricing for various loan product types deteriorated in the first nine months of 2007, as investor uncertainty remained high concerning the performance of these loans.
      Net servicing fees were $328.0 million for the three months ended September 30, 2007, compared to $69.8 million for the same period in 2006, representing an increase of $258.2 million. For the nine months ended September 30, 2007, net servicing fees were $773.4 million compared to $474.7 million for the same period in 2006, an increase of $298.7 million, or 62.9%. The increases in net servicing fees were primarily driven by an increase in the size and value of our mortgage servicing rights portfolio. The domestic servicing portfolio was $427.4 billion as of September 30, 2007, an increase of $25.0 billion from $402.4 billion as of September 30, 2006. The value of our mortgage servicing rights increased during the nine months ended September 30, 2007, compared to the same period in 2006, primarily due to the positive impact of a decrease in prepayment speeds and an overall increase in mortgage rates from September 30, 2006 to September 30, 2007.

      The following table summarizes the primary domestic mortgage loan servicing portfolio for which we hold the corresponding mortgage servicing rights:

	U.S. Mortgage Loan Servicing Portfolio

	September 30, 2007		December 31, 2006

	Number	Dollar	Number	Dollar
	of	Amount	of	Amount
	Loans	of Loans	Loans	of Loans

	(Dollars in millions)
Prime conforming mortgage loans	1,638,783	$263,437	1,456,344	$203,927
Prime non-conforming mortgage loans	214,948	66,785	319,255	101,138
Government mortgage loans	178,348	18,975	181,563	18,843
Nonprime mortgage loans	330,128	44,190	409,516	55,750
Prime second-lien mortgage loans	787,524	34,053	784,170	32,726

Total primary servicing portfolio*	3,149,731	$427,440	3,150,848	$412,384

*	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 250,148 with an unpaid principal balance of $52.3 billion at September 30, 2007 and 290,992 with an unpaid principal balance of $55.4 billion at December 31, 2006.
      Our international servicing portfolio was composed of $38.2 billion of mortgage loans as of September 30, 2007.
      Loss on investment securities, net was $332.5 million for the three months ended September 30, 2007, compared to a gain of $141.7 million for the same period in 2006, a decrease of $474.2 million. For the nine months ended September 30, 2007, loss on investment securities, net was $349.1 million compared to a gain of $124.8 million for the same period in 2006, a decrease of $473.9 million. These decreases were primarily due to the decline in the fair value of our interests that continue to be held by the Company, through off-balance sheet securitizations, resulting from increasing credit loss, discount rate and prepayment speed assumptions associated with the stress in the domestic and foreign mortgage markets. This includes losses in United States Treasury securities and principal-only securities, which are used as an economic hedge to changes in fair value of mortgage servicing rights and other prepayment sensitive assets.
      Real estate related revenues decreased $138.7 million, or 85.5%, for the three months ended September 30, 2007 and $201.1 million, or 40.7%, for the nine months ended September 30, 2007, compared to the same periods in 2006. The decline for the three months ended September 30, 2007 was primarily due to market pressure and impairment charges on land contracts and model homes of $97.9 million, loss on model home sales of $11.2 million, and lower equity income of $12.8 million. The decline for the nine months ended September 30, 2007 was primarily due to impairment charges on land contracts and model homes of $126.7 million in 2007, loss on model homes sales of $24.8 million, and lower equity income of $57.0 million. The decrease in equity income for the three and nine months ended September 30, 2007 compared to the same periods last year was primarily due to the sale of our equity interest in a regional homebuilder in the second quarter of 2006.
      Other income increased $7.7 million for the three months ended September 30, 2007 and $157.6 million for the nine months ended September 30, 2007, compared to the same periods in 2006. The increase for the three months ended September 30, 2007 was primarily due to $135.4 million from income on assets in the automotive division of GMAC Bank, offset by $126.9 million lower income from sales and valuations of real estate owned due to an increase in the portfolio and lower home prices. The increase for the nine months ended September 30, 2007 was due to $370.0 million of operating lease income from the automotive division of GMAC Bank, offset by $210.8 million lower income from sales and valuations of real estate owned.
      Total operating expenses increased $529.3 and $934.9 million in the three- and nine-months ended September 30, 2007, respectively, and compared to the same periods in 2006. The increases during both periods is primarily due to a goodwill impairment charge of $454.8 million recorded in the third quarter of 2007. The consolidation of the automobile division of GMAC Bank contributed $99.2 and $265.1 million of the increase for the three and nine month periods, respectively.

      Data processing and telecommunications expense increased $16.0 and $16.9 million for the three- and nine-months ended September 30, 2007, respectively, compared to the same periods in 2006. The increase in both periods is mainly attributable to a write-off of internally developed software that became obsolete in the third quarter of 2007.
      Other expenses increased $73.3 million, or 47.8% for the three months ended September 30, 2007, and $491.4 million, or 121.2%, in the nine months ended September 30, 2007, compared to the same periods in 2006. The increase in other expenses for the three months ended September 30, 2007 was primarily due to $97.1 million for the consolidation of the automotive division of GMAC, offset by a $42.5 million decrease in the expense associated with the provision for assets sold with recourse primarily due to a decrease in our residential mortgage loan portfolio. The increase in other expenses for the nine months ended September 30, 2007 was primary due to $259.8 million for the consolidation of the automotive division of GMAC and a $134.9 million increase in expense associated with the provision for assets sold with recourse.
      The provision for loan losses associated with assets sold with recourse decreased $42.5 million for the three months ended September 30, 2007 compared to the same period in 2006 and increased $134.9 million for the nine months ended September 30, 2007 compared to the same period in 2006. The decrease during the three months ended September 30, 2007 was primarily due to a decrease in our residential mortgage loan portfolio. The increase during the nine months ended September 30, 2007 was primarily due to an increase in assets sold and lower pricing for delinquent loans upon repurchasing. We issue certain nonprime securitizations accounted for as a gain on sale with various forms of representations for early payment defaults. These representations consist of our agreement to repurchase a loan at par from investors if an early payment default occurs. We record estimates for this liability upon sale of the securitization and with periodic assessments thereafter. We generally acquire loans with similar representations from the originators of the mortgage. However, we generally account for the recovery from the originator on a cash basis. As we continue to sell nonprime loans with early payment default representations in either whole-loan sales or securitizations, our expense related to the establishment of the liability may increase as the amount of loan sales that contain these representations increase or the estimated value of the loan changes.
      Minority interest represents the after-tax earnings of the automotive division of GMAC Bank.
      Most of our significant domestic legal entities have been converted to limited liability companies with the exception of GMAC Bank. As a result, the converted entities are no longer subject to federal and most state income taxes. Through November 2006, these entities were organized as C corporations for which federal and significant state income tax provisions were recorded. Income tax expense for September 30, 2007 primarily consists of the provisions for income taxes for GMAC Bank and our international operations.

Segment Results

Residential Finance Group
      The following table presents the results of operations for Residential Finance Group:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006

	(In millions)
Net interest income	$170.6	$297.7	$756.0	$1,034.9
Provision for loan losses	(765.8)	(214.5)	(1,554.4)	(448.5)
Gain (loss) on sale of mortgage loans, net	(107.1)	214.1	(350.5)	751.5
Servicing fees	434.7	398.3	1,303.0	1,160.0
Servicing asset valuation and hedge activities, net	(122.0)	(330.4)	(574.7)	(686.7)

Net servicing fees	312.7	67.9	728.3	473.3
Other income (expense)	(268.3)	281.3	(115.8)	504.1
Operating expenses	(897.0)	(587.4)	(2,205.1)	(1,727.8)
Income tax expense	(21.2)	(24.3)	(94.3)	(250.1)

Net income (loss)	$(1,576.1)	$34.8	$(2,835.8)	$337.4

      Residential Finance Group’s net loss for the three months ended September 30, 2007 was $1.6 billion compared to a net income of $34.8 million for the same period in 2006. Residential Finance Group’s net loss for the nine months ended September 30, 2007 was $2.8 billion compared to net income of $337.4 million for the same period in 2006. Residential Finance Group (“RFG”) continues to be negatively impacted by the severe weakness in the domestic housing market and mortgage industry. We have actively managed our product offerings in light of changing market conditions and significantly reduced our non-conforming product offerings, including an effective suspension of our nonprime product offering. The significant majority of our production as we ended the quarter came from agency-eligible and prime jumbo product offerings.
      Net interest income decreased $127.1 million, or 42.7%, for the three months ended September 30, 2007 and $278.9 million, or 26.9%, for the nine months ended September 30, 2007, compared to the same periods in 2006 primarily due to lower loan balances by decreases in mortgage loans held for investment and lending receivables. The secondary market for non-conforming loans weakened significantly during the third quarter. Given the lack of liquidity, management made decisions to hold certain non-delinquent, non-conforming mortgage loans for investment rather than for sale. As a result, approximately $6.0 billion of unpaid principal balances related to non-conforming loans were reclassified from held for sale to held for investment. Despite this transfer, loan balances continued to decrease as the held for investment portfolio has decreased from $69.4 billion at September 30, 2006 to $57.9 billion at June 30, 2007 and $56.6 billion at September 30, 2007. The decrease in loan production has resulted in fewer additions to the held for investment portfolio. Loan production was $78.4 billion for the nine months ended September 30, 2007, compared to $120.3 billion for the same period in 2006 as a result of the market weakness and product management actions mentioned above. The lending receivables balance has decreased from $8.8 billion at September 30, 2006 to $4.2 billion at June 30, 2007 and $2.1 billion at September 30, 2007. Management has significantly reduced its exposure to the level of commitments and outstandings secured by nonprime mortgage collateral due to market weakness. The decrease in interest income was offset by lower interest expense primarily a result of lower outstanding borrowings. Our third-party borrowings continued to decrease as a result of market liquidity issues, resulting in the Company’s unsecured borrowings becoming a larger percentage of total borrowings. The increase as a percentage of the Company’s borrowings resulted in an increase of 84 basis points in our cost of funds for this segment.
      Provision for loan losses increased $551.3 million or 257.0%, for the three months ended September 30, 2007 and $1.1 billion, or 246.6%, for the nine months ended September 30, 2007, compared to the same periods in 2006. The increase in provision for loan losses was driven primarily by an increase in actual experience and loss estimates related to both severity and frequency in both our mortgage loans held for investment portfolio and our lending receivables portfolio. The increasing loss estimates are reflective of increased delinquencies and the continued weakness in home prices. These worsening trends can be observed in the asset quality section of management’s discussion and analysis and were applicable to both our non-agency held for investment portfolio and our distressed asset portfolio (purchased as distressed mortgages).
      Gain on sale of mortgage loans, net decreased $321.2 million, or 150.0%, for the three months ended September 30, 2007 and $1.1 billion, or 146.6%, for the nine months ended September 30, 2007, compared to the same periods in 2006. The decrease in gain on sale of mortgage loans resulted from several inter-related items. The market concerns related to overall credit quality resulted in a material decline in the fair value of our delinquent loan portfolio. This has affected prime and nonprime first-lien loans and prime second-lien loans. In addition, lower investor demand and lack of market liquidity resulted in lower margins in the first nine months of 2007 in our performing (non-delinquent) nonprime, prime second-lien loans and a small portion of prime non-conforming products. This lack of market liquidity impacted our ability to securitize these loans and the fair market value of these loans has decreased. The same market conditions have also impacted the margins in our prime conforming and jumbo loan products in the third quarter of 2007, resulting in lower gain on sale income. Marginally offsetting the overall decrease, gains of $88.2 million were recorded for the sales of the economic residuals and subsequent deconsolidation of existing on-balance sheet securitization trusts. Finally, overall lower origination volume contributed to lower gain on sale income.
      Net servicing fees increased $244.8 million, or 360.5%, for the three months ended September 30, 2007 and $255.0 million, or 53.9%, for the nine months ended September 30, 2007, compared to the same periods in 2006. An increase in servicing fees was driven by an increase in the mortgage loan servicing portfolio, including subservicing, of $29.8 billion to $479.7 billion as of September 30, 2007. The increase in servicing asset valuation in 2007 was due to a decrease in prepayment speeds and an increase in mortgage rates from September 30, 2006 to June 30, 2007. Although we have seen mortgage rates decrease in third quarter of 2007, the servicing asset valuations have benefited from actual prepayment speeds being slower during 2007.
      Other income decreased $549.6 million, or 195.4%, for the three months ended September 30, 2007 and $619.9 million, or 123.0%, for the nine months ended September 30, 2007, compared to the same periods in 2006. The decreases in other income are primarily due to a decrease in the valuation of residual interests and investment securities, and real estate owned (“REO”) impairment. The decrease in value of residual interests is a result of higher credit losses and increased recent delinquency trends in the portfolio and market observable deterioration in prices for other similar asset-backed securities and the implied increase in yield that the marketplace is requiring. The decrease in value of investment securities was primarily due to market illiquidity, especially in the non-agency market, and valuations of the mortgage-backed securities (“MBS”) financed in our collateralized debt obligations (“CDO”) due to unprecedented credit spread widening. In addition, we recorded higher subsequent impairment on REO assets (as home values continue to decline) and losses on REO liquidations (as actual sales proceeds have declined) in 2007 compared to 2006, as our REO assets have increased to approximately $1.5 billion as of September 30, 2007, compared to $0.8 billion at September 30, 2006.
      Operating expenses increased $309.6 million, or 52.7%, for the three months ended September 30, 2007 and $477.3 million, or 27.6%, for the nine months ended September 30, 2007, compared to the same periods in 2006. The increases were primarily due to a goodwill impairment charge of $381.9 million recorded during the three months ended September 30, 2007, as a result of our impairment assessment. The increase in operating expenses for the third quarter of 2007 was offset by staff reductions in the first six months of 2007, as well as a decrease in temporary contractors and consultants. In addition, lower loan production has resulted in lower commission expense. These decreases for the quarter have been offset on a year-to-date basis due to an increase in rep and warranty and early payment default reserve as a result of our loan sales with recourse. This increase is primarily due to the frequency of and the decline in fair market value of repurchased loans.

Business Capital Group
      The following table presents the results of operations for the Business Capital Group:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2007	2006	2007	2006

	(In millions)
Net interest income	$22.7	$23.8	$88.7	$67.0
Provision for loan losses	(92.4)	(8.3)	(149.8)	(13.1)
Other income (expense)	(78.2)	60.7	9.1	632.9
Operating expenses	(24.9)	(21.6)	(62.5)	(57.7)
Income tax (expense) benefit	0.9	(23.4)	0.5	(244.7)

Net income (loss)	$(171.9)	$31.2	$(114.0)	$384.4

      Business Capital Group’s net loss was $171.9 and $114.0 million for the three and nine months ended September 30, 2007, respectively, compared to net income of $31.2 and $384.4 million for the same periods in 2006. These decreases were primarily due to deterioration in the real estate market causing increases in the provision for loan losses and impairments of residential real estate. In addition, the decrease for the nine months ended September 30, 2007 was also due to the sale of our entire equity interest in a regional homebuilder during the second quarter of 2006, which resulted in an approximate $258.6 million after-tax gain.
      During the third quarter of 2007, the Business Capital Group sold its healthcare lending business to a related party, GMAC Commercial Finance Group, for $900.5 million. The purchase price was for net assets of approximately $876.8 million, which was primarily composed of $865.5 million of lending receivables, net of allowance. The excess purchase price was recorded as a capital contribution from GMAC.
      Net interest income decreased by $1.1 million, or 4.6%, in the three months ended September 30, 2007, and increased by $21.7 million, or 32.4% in the nine months ended September 30, 2007 compared to the same periods in 2006. The increase in interest income was primarily due to the growth of residential construction and resort finance receivables, offset by the third quarter 2007 sale of the healthcare lending business. As of September 30, 2007, lending receivables were $4.4 billion, a decrease of $0.2 billion, or 4.9% compared to the same period in 2006, which includes a $865.5 million decrease related to the sale of the healthcare business. The average yield on lending receivables decreased by 100 basis points, or 9.4%, during the three months ended September 30, 2007, compared to the same period in 2006. This decrease in yield was primarily due to pricing competition as well as an increase in the number of non-accrual loans. Interest expense also offset the increase in net interest income due to a 70 basis points increase in the cost of funds, offset by a decrease in borrowings.
      The provision for loan losses increased by $84.1 and $136.7 million in the three and nine months ended September 30, 2007, respectively, compared to the same periods of 2006. These changes were primarily due to additional specific reserves provided against a number of distressed credits within the real estate lending portfolio and assessment of loss estimates inherent in the portfolio. The real estate markets have seen significant stress in the third quarter. Liquidity and credit markets severely impacted our builder customers leading to the increase in reserves.
      Excluding the gain on sale of the equity interest in the regional homebuilder in the second quarter of 2006, other income decreased by $138.9 million, or 228.8%, in the three months ended September 30, 2007, and decreased by $218.5 million, or 95.8%, in the nine months ended September 30, 2007, compared to the same periods of 2006. As of September 30, 2007, real estate investments totaled $1.4 billion, a decrease of $0.5 billion or 26.6% compared to the same period in 2006. Real estate revenues generated were lower due primarily to the impairment on land contracts and model homes of $109.2 million recorded in the three months ended September 30, 2007 as a result of significant third quarter market stress. In addition, the

Business Capital Group recorded lower gain on sale of model homes of $11.2 million and decreased equity earnings of $20.1 million due to market conditions and performance on real estate projects.
      Operating expenses increased by $3.3 million, or 15.3%, in the three months ended September 30, 2007, and $4.8 million, or 8.3%, in the nine months ended September 30, 2007, compared to the same periods in 2006. The increases were primarily due to a goodwill impairment charge of $8.4 million recorded during the three months ended September 30, 2007 as a result of our impairment assessment, offset by a decrease in payroll related expenses, primarily incentive compensation.

International Business Group
      The following table presents the results of operations for the International Business Group:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006

	(In millions)
Net interest income	$21.5	$46.7	$81.2	$130.6
Provision for loan losses	(22.4)	(15.9)	(45.0)	(22.5)
Gain (loss) on sale of mortgage loans, net	(462.5)	22.6	(280.2)	129.0
Servicing fees	16.7	2.8	47.7	2.3
Servicing valuation and hedge activities, net	(1.4)	(1.0)	(2.6)	(0.9)

Net servicing fees	15.3	1.8	45.1	1.4
Other income (expense)	(53.2)	0.2	(22.9)	39.3
Operating expenses	(158.4)	(65.8)	(347.8)	(184.0)
Income tax (expense) benefit	161.7	1.7	131.4	(21.0)

Net income (loss)	$(498.0)	$(8.7)	$(438.2)	$72.8

      International Business Group’s net loss was $498.0 and $438.2 million for the three and nine months ended September 30, 2007, respectively, compared to a net loss of $8.7 million during the three months ended September 30, 2006 and net income of $72.8 million for the nine months ended September 30, 2006. The current period results of the International Business Group were impacted by the spread of the liquidity market tightening in Canada, the United Kingdom and Continental Europe during the quarter.
      Loan originations totaled $9.1 billion for the three months ended September 30, 2007, and $23.3 billion for the nine months ended September 30, 2007, compared to $7.5 and $19.7 billion during the same periods in 2006. The increase in production was driven primarily by volume growth in Continental Europe due to the offering new competitive products to borrowers in the Dutch market, as well as volume growth in start-up operations in European countries.
      Net interest income declined $25.2 million, or 54.0%, in the three months ended September 30, 2007 and $49.4 million, or 37.8%, in the nine months ended September 30, 2007, compared to the same periods in 2006. The decrease in net interest income is primarily due to our cost of funds increasing more rapidly than yields on our assets. Our average borrowings outstanding also increased due to an increase in our assets.
      Provision for loan losses increased $6.5 million in the three months ended September 30, 2007 and $22.5 million in the nine months ended September 30, 2007, compared to the same periods in 2006. The increase in provision is primarily a result of the market conditions reducing the valuation of the assets held in our mortgage loan portfolio.
      Gain on sale of mortgage loans decreased $485.1 million in the three months ended September 30, 2007 and $409.2 million in the nine months ended September 30, 2007, compared to the same periods in 2006. The loss on sale of mortgage loans in 2007 was driven by fair value adjustments recorded on our mortgage loans held for sale and obligations to fund mortgage loans at the end of the period due to market conditions in the United Kingdom, Continental Europe and Canada. In addition, the margins in which deals were executed significantly decreased during the period due to lower investor demand and lack of market liquidity. This severely affected our ability to securitize and sell these loans at favorable margins. The segment sold $6.5 and $22.0 billion of loans for the three- and nine-month periods ended September 30, 2007, compared to $5.1 and $17.7 billion of loans for the three- and nine-month periods ended September 30, 2006.
      Net servicing fees increased $13.5 million in the three months ended September 30, 2007 and $43.7 million in the nine months ended September 30, 2007, compared to the same periods in 2006. The increase was primarily due to a change in how the Company classifies expenses related to subservicing fees paid to third parties on the statement of income. Previously these expenses were netted against servicing fee income. Beginning in 2007, these subservicing fees were classified as operating expenses. The remainder of the increase is due to growth in the international mortgage loan servicing portfolio.
      Other income declined $53.4 million in the three months ended September 30, 2007 and $62.2 million in the nine months ended September 30, 2007, compared to the same periods in 2006. The loss in other income is a result of fair value adjustments recorded on the Continental European trading securities portfolio due to a change in discount rate assumptions used to value the portfolio. The change in assumptions was a result of the lower demand for the mortgage-backed securities in Continental Europe.
      Operating expenses increased $92.6 million, or 140.7%, in the three months ended September 30, 2007, and $163.8 million, or 89.0%, in the nine months ended September 30, 2007, compared to the same periods in 2006. The increases were primarily due to a goodwill impairment charge of $64.6 million recorded during the three months ended September 30, 2007 as a result of our impairment assessment. Also impacting the increases were subservicing fee expense presentation discussed above, expenses related to growth in loan production and higher payroll-related expenses caused largely by an increase in headcount.

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
Asset Quality

Allowance for Loan Losses
      The following table summarizes the activity related to the allowance for loan losses:

	Mortgage Loans
	Held for	Lending
	Investment	Receivables	Other	Total

	(In millions)
Balance at January 1, 2007	$1,508.4	$396.6	$25.8	$1,930.8
Provision for loan losses	1,436.3	313.5	9.8	1,759.6
Charge-offs	(943.9)	(393.1)	(8.0)	(1,345.0)
Reduction of allowance due to deconsolidation	(306.5)	—	—	(306.5)
Recoveries	39.9	8.9	3.7	52.5

Balance at September 30, 2007	$1,734.2	$325.9	$31.3	$2,091.4

	Mortgage Loans
	Held for	Lending
	Investment	Receivables	Other	Total

	(In millions)
Balance at January 1, 2006	$1,065.9	$187.4	$—	$1,253.3
Provision for loan losses	470.5	13.6	—	484.1
Charge-offs	(482.4)	(5.7)	—	(488.1)
Recoveries	34.2	0.8	—	35.0

Balance at September 30, 2006	$1,088.2	$196.1	$—	$1,284.3

Allowance as a percentage of total:
September 30, 2007	2.85%	3.72%	1.42%	2.92%
December 31, 2006	2.17%	2.66%	1.03%	2.22%
      The following table summarizes the net charge-off information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006

	(In millions)
Mortgage loans:
Prime conforming	$(1.3)	$(0.2)	$(2.4)	$(1.0)
Prime non-conforming	(21.0)	(5.6)	(33.2)	(22.6)
Prime second-lien	(63.8)	(8.1)	(123.4)	(10.8)
Nonprime	(356.4)	(171.0)	(744.9)	(413.8)
Government	(0.1)	—	(0.1)	—
Lending receivables:
Warehouse	(9.2)	0.1	(351.9)	(0.1)
Construction	(12.0)	0.3	(12.0)	0.3
Other	(20.3)	—	(20.3)	(5.1)
Other	(1.2)	—	(4.3)	—

Total net charge-offs	$(485.3)	$(184.5)	$(1,292.5)	$(453.1)

Nonperforming Assets
      Nonperforming assets include nonaccrual loans, foreclosed assets and restructured loans. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 and 90 days past due, respectively, or when the timely collection of the principal of the loan, in whole or in part, is doubtful.

      Nonperforming assets consisted of the following:

	September 30,	December 31,	September 30,
	2007	2006	2006

	(Dollars in millions)
Nonaccrual loans:
Mortgage loans:
Prime conforming	$74.2	$11.3	$9.8
Prime non-conforming	668.9	419.4	371.3
Government	78.2	0.2	0.2
Prime second-lien	197.3	142.1	132.6
Nonprime*	7,538.3	6,736.2	6,274.8
Lending receivables:
Warehouse**	112.4	1,317.7	9.5
Construction***	324.0	68.8	20.9
Other	0.1	0.1	—

Total nonaccrual loans	8,993.4	8,695.8	6,819.1
Restructured loans	60.2	7.8	12.1
Foreclosed assets	1,601.3	1,140.7	922.2

Total nonperforming assets	$10,654.9	$9,844.3	$7,753.4

Total nonaccrual loans as a percentage of total mortgage loans held for investment and lending receivables	12.9%	10.3%	7.7%

Total nonperforming assets as a percentage of total consolidated assets	9.3%	7.3%	5.8%

*	Includes $2.1 billion as of September 30, 2007, $414.7 million as of December 31, 2006 and $340.0 million as of September 30, 2006 of loans that were purchased distressed and already in nonaccrual status. In addition, includes $24.4 and $3.3 million as of September 30, 2007 and December 31, 2006, respectively, of nonaccrual loans that are not included in “Restructured Loans”.

**	Includes $405.7 and $10.1 million of nonaccrual loans as of September 30, 2007 and December 31, 2006, respectively, that are not included in “Restructured Loans”.

***	Includes $23.9, $18.8 and $20.9 million of nonaccrual loans as of September 30, 2007, December 31, 2006 and September 30, 2006, respectively, that are not included in “Restructured Loans.”
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

      The following table summarizes the delinquency information for our mortgage loans held for investment portfolio:

	As of September 30,		As of December 31,		As of September 30,

	2007		2006		2006

		Percent of		Percent		Percent of
	Amount	Total	Amount	of Total	Amount	Total

	(Dollars in millions)
Current	$48,846	79.7%	$55,964	81.3%	$61,299	83.6%
Past due:
30 to 59 days	3,252	5.3	4,273	6.2	4,284	5.8
60 to 89 days	1,563	2.5	1,818	2.6	1,830	2.5
90 days or more	3,406	5.6	3,403	5.0	2,757	3.8
Foreclosures pending	2,868	4.7	2,132	3.1	1,937	2.6
Bankruptcies	1,329	2.2	1,219	1.8	1,250	1.7

Total unpaid principal balance	61,264	100.0%	68,809	100.0%	73,357	100.0%

Net premiums (discount)	(492)		627		801

Total	$60,772		$69,436		$74,158

      The deterioration of the domestic housing market and the stress on the domestic nonprime mortgage market continued into the third quarter of 2007 and significantly affected our provision for loan losses and the associated allowance for loss related to mortgage loans held for investment. Mortgage loans held for investment past due 60 days or more decreased 0.5% from the prior quarter, and the percentage of mortgage loans held for investment in non-accrual status was consistent with the prior quarter, however, these comparisons are directly influenced by the $485.3 million of net charge-offs taken and the deconsolidation of loans during the quarter. The increasing trends in frequency and severity of loss continue to drive our related provision for losses and our loss allowance higher. Mortgage loans held for investment past due 60 days or more as a percentage of the total unpaid principal balance was 15.0% as of September 30, 2007, compared to 12.5% at December 31, 2006 and 10.6% at September 30, 2006. Nonaccrual mortgage loans held for investment represented 14.0% of the total unpaid principal balance as of September 30, 2007, compared to 10.6% as of December 31, 2006 and 9.3% as of September 30, 2006.
      Increasing foreclosures, declining home prices, and other market factors have driven increases in frequency and severity of loss, and have primarily affected our nonprime held for investment portfolio. Our net charge-offs of mortgage loans held for investments were $442.6 million for the three months ended September 30, 2007 and $904.0 million for the nine months ended September 30, 2007, compared to $184.9 million and $448.2 million for the same periods of the prior year. Nonprime net charge-offs accounted for 80.5% of total mortgage loan held for investment net charge-offs for the three months ended September 30, 2007, and 82.4% for the nine months ended September 30, 2007. Our nonprime held for investment portfolio continues to decline, both in dollar and percentage terms. This portfolio totaled $37.1 billion as of September 30, 2007, or 61.0% of our total mortgage loans held for investment. This is down from $52.3 billion as of December 31, 2006 (75.4% of the total) and $56.9 billion as of September 30, 2006 (76.7% of the total). The allowance for loan losses related to total mortgage loans held for investment as a percentage of those loans was 2.85% as of September 30, 2007, compared to 2.17% at December 31, 2006 and 1.47% at September 30, 2006.
      The deteriorating domestic housing market has also impacted our business lending business. Affordability, tightening credit standards, and mortgage market illiquidity have depressed home sales. As a result, we recorded impairment charges on our business lending model home and land contract portfolios of $98.0 million for the three months ended September, and $126.7 million for the nine months ended September 30, 2007, resulting in a decrease in our real estate revenue. In addition, we have increased our specific loan loss reserves related to our business lending receivables by $96.8 million for the three months ended September 30, 2007 and $137.9 million for the nine month period.
      During the quarter, the transfer of loans from mortgage loans held for sale to mortgage loans held for investment contributed to a net discount of $492.2 million as of September 30, 2007, in accordance with the Company’s accounting policy (See Note 5.)

	Unpaid Principal Balance

	As of September 30,	As of December 31,
	2007	2006

	(In millions)
Mortgage Loans Held for Sale — Domestic
Interest-only mortgage loans	$1,117.8	$4,999.8
Payment option adjustable rate mortgage loans	1.1	1,838.1
High loan-to-value (100% or more) mortgage loans	42.3	770.3
Below market initial rate mortgage loans	5.3	24.9

Mortgage Loans Held for Investment — Domestic
Interest-only mortgage loans	$12,450.4	$12,521.3
Payment option adjustable rate mortgage loans	1,664.9	117.0
High loan-to-value (100% or more) mortgage loans	8,655.5	11,043.3
Below market initial rate mortgage loans	121.0	167.2

Mortgage Loans — Held for Sale and Investment — International
Interest-only mortgage loans	$5,546.3	$4,895.1
Payment option adjustable rate mortgage loans	—	—
High loan-to-value (100% or more) mortgage loans	1,195.9	164.2
Below market initial rate mortgage loans	—	—
      Our total production related to these products was as follows:

	Loan Production for the
	Nine Months Ended
	September 30,

	2007	2006

	(In millions)
Interest-only mortgage loans	$25,063.5	$35,017.5
Payment option adjustable rate mortgage loans	7,573.2	14,045.0
High loan-to-value (100% or more) mortgage loans	4,818.0	6,294.1
Below market initial rate mortgage loans	36.1	194.6
      The preceding tables exclude $1.5 and $2.5 billion of mortgage loans outstanding in the United Kingdom that have reduced introductory rates, at September 30, 2007 and September 30, 2006, respectively. In addition, the preceding tables exclude United Kingdom mortgage loan production at reduced introductory rates of $3.0 and $4.0 billion for the nine months ended September 30, 2007 and September 30, 2006, respectively. Offering a reduced introductory rate to borrowers is customary market practice in the United Kingdom and thus the interest rate would not be considered “below market.”
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

Liquidity and Capital Resources

Liquidity Management
      Our liquidity needs are significant and we rely on access to capital markets to provide financing and fund asset growth. Our primary liquidity management objective is ensuring that we have adequate, reliable access to liquidity across all market cycles and in periods of financial stress. We meet our financing needs in a variety of ways, through whole-loan sales, the public debt capital markets, mortgage conduit facilities and asset-backed securities markets, as well as through the deposit-gathering and other financing activities of GMAC Bank. We actively manage our liquidity and mitigate our liquidity risk using the following practices:

•	Maintaining sufficient reserve liquidity: We maintain a portfolio of money market instruments to support cash fluctuations, which we consider our liquidity portfolio. As of September 30, 2007, our liquidity portfolio totaled $4.0 billion. The Company views its liquidity portfolio as cash readily available to cover operating demands from across its business operations. In the Company’s view, liquidity differs from cash and cash equivalents of $6.5 billion in that liquidity does not include cash balances within GMAC Bank and operating cash maintained within business segments to cover timing related outflows. In addition to our liquidity portfolio, we maintain domestic unsecured revolving bank credit facilities that are available to cover contingent funding needs. We have an $875.0 million 364-day revolving bank credit facility that matures in June 2008 and an $875.0 million 3-year revolving bank credit facility that matures in June 2010. Our Canadian operations maintain a C$410.0 million Canadian syndicated bank line, which is committed through December 2007.

•	Maintaining sufficient short- and long-term financing: We have significant short- and long-term financing needs. We manage our liquidity by financing our assets in a manner consistent with their liquidity profile.

-	Short-term financing: We require short-term funding to finance our mortgage loans held for sale, lending receivables and various other liquid assets. We forecast our cash position and our potential funding needs daily, taking into account debt maturities and potential peak balance sheet levels over a medium-term time horizon. We also manage the timing of all debt maturities to limit any concentrations. As of September 30, 2007, outstanding balance of short-term liquidity totaled $18.5 billion.

-	Long-term financing: Our long-term financing needs arise primarily from our mortgage loans held for investment, mortgage servicing rights, real estate investments and assets used for over-collateralization of our funding conduits. We manage our long-term debt maturities and credit facility expirations to minimize refinancing risk and maturity concentrations. Further, we endeavor to obtain an appropriate debt funding mix to complement our equity capital. We consider the available capacity and relative cost given market constraints, as well as our commitment to our credit ratings. We regularly assess the term structure of our assets and liabilities and interest rate risk. We limit the liability maturities in any one period (monthly, quarterly and annually). Consequently, we have achieved what we believe is a well-laddered unsecured maturity profile. Our long-term debt typically consists of collateralized borrowings in securitization trusts and unsecured debt issued in the public debt capital markets.

      The following table summarizes our unsecured long-term debt maturity profile as of September 30, 2007:

		Year Ending December 31,
	Fourth
	Quarter					2012 and
	2007	2008	2009	2010	2011	Thereafter	Total

	(In millions)
Domestic senior unsecured notes	$—	$2,500.3	$1,750.0	$2,466.5	$1,511.5	$3,786.9	$12,015.2
Domestic subordinated unsecured notes	—	—	1,000.0	—	—	—	1,000.0
Domestic third-party bank credit facility	—	1,750.0	—	—	—	—	1,750.0
International unsecured notes	—	—	—	850.5	—	2,653.1	3,503.6
Other unsecured long-term debt	84.2	251.7	232.9	8.5	—	164.9	742.2

Total	$84.2	$4,502.0	$2,982.9	$3,325.5	$1,511.5	$6,604.9	$19,011.0

•	Maintaining diversified sources of funding: The funding sources utilized are primarily determined by the type of asset financed and associated with a particular product or business. We diversify our financing programs, credit providers, debt investors and dealers to reduce reliance upon any one source of liquidity and distribution. These sources of liquidity include:

-	Secured funding programs: A majority of our assets are pledged as collateral to support various funding programs. As a result, sources of funding have been developed in the mortgage and asset-backed securities markets. Also, we obtain liquidity and long-term funding in the term securitization market for our held for investment mortgage loan portfolio.

-	Unsecured funding sources at the ResCap parent level: ResCap has historically had access to the unsecured debt market to further diversify its funding sources. Where legal entity, regulatory, country differences or other business segment considerations make reliance on parent funding impractical, some business segments enter into their own financing arrangements. We regularly assess the reliability and concentrations of our funding sources.

-	Our ability to access the funding capacity of GMAC Bank: GMAC Bank provides us with another source of liquidity through its ability to accept deposits and obtain Federal Home Loan Bank (“FHLB”) advances and federal funds purchased. The FHLB’s financing support is uncommitted and requests for additional advances are evaluated at the time they are received.
      The following table summarizes the maturities of FHLB advances as of September 30, 2007:

		Year Ending December 31,
	Fourth
	Quarter					2012 and
	2007	2008	2009	2010	2011	Thereafter	Total

		(In millions)
FHLB advances	$201.0	$1,107.0	$2,452.0	$1,321.0	$1,078.0	$3,854.0	$10,013.0
      As of September 30, 2007, the GMAC Bank has total assets of $28.1 billion (including $2.2 billion of cash) distributed between its mortgage and automotive divisions. As a regulated entity, GMAC Bank is subject to significant restrictions on transactions with, or providing any financial support to, any affiliate, including ResCap or any of its subsidiaries. Additionally, GMAC Bank is required to obtain approval from the FDIC and Utah Department of Financial Institutions for its Business Plan (assets, funding plan and capital) through December 31, 2009.

Capital Management
      We continually review our capital management process at the entity and country level. Our capital management framework is designed to ensure that we maintain sufficient capital consistent with our risk profile, all applicable regulatory standards and guidelines and external rating agency considerations. Capital is used primarily to sustain our business platforms and support strategic growth initiatives. Excess capital can be used to pay dividends to our member (subject to the terms of the operating agreement described below) and fund acquisition activity.
      Additionally we allocate capital based on the risk associated with our businesses. The capital allocated is based on the aggregate amount required to cushion against unexpected losses arising from credit, market and operational risk. This determination is made based on risks inherent in the businesses’ products, portfolios, services and risk-taking activities.
      We have an operating agreement with GMAC. The operating agreement contains restrictions on, among other things, our ability to pay dividends or make other distributions to GMAC. These restrictions include a requirement that our member’s interest be at least $6.5 billion for dividends to be paid. If we are permitted to pay dividends pursuant to the previous sentence, the cumulative amount of such dividends may not exceed 50% of our cumulative net income (excluding payments for income taxes from our election for federal income tax purposes to be treated as a limited liability company), measured from July 1, 2005, at the time such dividend is paid. These restrictions will cease to be effective if our member’s interest has been at least $12.0 billion as of the end of each of two consecutive fiscal quarters or if GMAC ceases to be our majority owner.
      We continue to investigate strategic alternatives that will improve our liquidity, including potential alliances and joint ventures with third-parties involving portions of our business, dispositions of one or more of our businesses, and strategic acquisitions. There can be no assurances, however, that we will undertake any of these transactions or that, even if we do, they will provide any benefit to our liquidity.
     Liquidity and Capital Management Quarter Ended September 30, 2007 Highlights
      As previously discussed in our Management Discussion and Analysis overview, during the quarter ended September 30, 2007, the domestic and international mortgage and capital markets continued to experience dislocation. As a result, our liquidity was negatively impacted by margin calls, changes to advance rates on our secured facilities and loss of significant asset-backed commercial paper conduit financing capacity.
      We were able to meet the significant liquidity demands through extensive contingency funding plans whereby we:

•	Eliminated exposure to extendable commercial paper conduit liquidity due to market dislocation by moving collateral to alternative financing sources including our Mortgage Asset Lending Agreement (“MALA”)/ Receivables Lending Agreement (“RLA”) facilities and repurchase agreements;

•	Secured $2.0 billion of new committed repurchase agreements to fund conforming mortgage production;

•	Executed the sale of substantially all of the assets and operations comprising our healthcare finance business to GMAC Commercial Finance LLC, for $900.5 million;

•	Received capital contributions totaling $1.0 billion from GMAC in the third quarter of 2007. GMAC also contributed $256.0 million of capital to GMAC Bank isolated to its auto division. In the full year 2007, we have received $2.0 billion in capital contributions from GMAC, excluding the contribution to the auto division of GMAC Bank;

•	Increased funding at GMAC Bank, which offers a competitive cost of funding, in anticipation of increasing our loan production through GMAC Bank;

•	Renewed in early October 2007, the United Kingdom’s largest warehouse funding facility of $4.7 billion, which was scheduled to mature in October 2007; and

•	Our parent, GMAC, entered into an agreement with a financial service lender, effective September 6, 2007, pursuant to which the entity has committed to provide up to $21.4 billion in various asset-backed funding facilities (the “Facilities”) through September 2008. A total of $14.4 billion will become available for immediate funding upon execution of the Facilities, with the additional $7.0 billion becoming available if and when the facility is syndicated to other lenders. Up to $8.0 billion of the Facilities, depending on GMAC’s usage of the facilities, can be made available to us to fund mortgage assets. As of September 30, 2007, we had a net increase in secured committed funding capacity for our mortgage servicing rights of $950.0 million from our new Facilities.

      Through the above actions, we were able to maintain a strong level of liquidity and accordingly we did not draw on our syndicated bank facilities ($875.0 million 3 year and $875.0 million 364 day revolving bank credit facilities).
      The global dislocation in the mortgage and credit markets has persisted into the fourth quarter of 2007, with the reduction of liquidity remaining most acute across the credit spectrum of mortgage products. Additionally, our credit ratings were further downgraded on November 1, 2007 by various credit rating agencies. Accordingly, we expect our results of operations to continue to be negatively impacted, in the near-term.

Borrowings

	Outstanding as of

	September 30,	December 31,
	2007	2006

	(In millions)
Collateralized borrowings in securitization trusts — long-term	$38,223.9	$53,299.5
Senior unsecured notes — long-term	15,518.8	12,408.8
Subordinated unsecured note	1,000.0	1,000.0
Term loans and revolvers — long-term	1,750.0	1,750.0
Bank lines — short-term	696.2	756.0
Bank lines — long-term	32.0	21.8
Other unsecured — short-term	370.0	392.7
Other unsecured — long-term	710.2	643.6

Subtotal unsecured borrowings	20,077.2	16,972.9

Secured — short-term	17,475.8	29,065.9
Secured — long-term	2,091.1	6,562.6
FHLB — long-term	10,013.0	7,279.0

Subtotal secured borrowings	29,579.9	42,907.5

Total borrowings	87,881.0	113,179.9
Bank deposits	14,488.3	9,851.0

Total borrowings and deposits	102,369.3	123,030.9
Off-balance sheet financings	137,911.1	119,295.8

Total	$240,280.4	$242,326.7

Funding Sources

Collateralized Borrowings in Securitization Trusts
      As part of our ongoing funding and risk management practices, we have established secondary market trading and securitization programs that provide long-term financing primarily for our mortgage loans. We have had consistent and reliable access to these markets through our securitization activities in the past and expect to continue to access the securitization markets despite limited access for certain securitizations in the quarter.

      The primary difference between on- and off-balance sheet securitizations is the accounting treatment applied to the transactions. See the discussion under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Financings” for a description of our off-balance sheet securitizations included in our Form 10-K for the year ended December 31, 2006.

Unsecured and Secured Funding Facilities
      The following tables highlight committed, uncommitted and total capacity under our secured and unsecured funding facilities as of September 30, 2007 and December 31, 2006. These facilities mature between October 2007 and September 2029. While we have generally been able to successfully renegotiate the renewals of our facilities in the past, there are no assurances that we will be able to renew or refinance maturing facilities on acceptable terms, or at all in the future. These tables do not include collateralized borrowings in securitization trusts, off-balance sheet financings, senior unsecured notes, our subordinated unsecured note, medium-term unsecured notes or bank deposits. The secured uncommitted facilities include FHLB advances.

	As of September 30, 2007			As of December 31, 2006

	Committed	Uncommitted	Total	Committed	Uncommitted	Total

	(In millions)
Unsecured funding facilities	$3,927.2	$1,049.9	$4,977.1	$3,860.8	$1,770.2	$5,631.0
Secured funding facilities	34,112.2	98,029.8	132,142.0	29,371.1	73,276.7	102,647.8
      The above unused capacity on the committed secured facilities can be utilized upon pledge of eligible assets that we may currently have available, or the capacity can provide funding for future asset acquisitions.
      We increased our committed capacity by net, $1.7 billion for the three months ended and $4.8 billion for the nine months ended September 30, 2007.
      Unsecured Funding Facilities
      The following table shows the amount of outstanding, unused and total capacity under our unsecured committed facilities as of September 30, 2007 and December 31, 2006:

	Unsecured Committed Facilities

	As of September 30, 2007			As of December 31, 2006

		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity

	(In millions)
Syndicated bank credit facilities	$—	$875.0	$875.0	$—	$875.0	$875.0
364-day bank credit facilities revolver	—	875.0	875.0	—	875.0	875.0
International bank lines	367.2	60.0	427.2	216.3	144.5	360.8
Bank term loan	1,750.0	—	1,750.0	1,750.0	—	1,750.0

Total	$2,117.2	$1,810.0	$3,927.2	$1,966.3	$1,894.5	$3,860.8

      We maintain $3.9 billion of unsecured syndicated bank facilities, consisting of a $1.8 billion bank term loan committed through July 2008, an $875.0 million line of credit committed through June 2010, an $875.0 million 364-day revolver committed through June 2008, and a $410.0 million (U.S. dollar) Canadian syndicated bank line committed through December 2007. These credit facilities each contain a financial covenant, among other covenants, requiring us to maintain a minimum consolidated tangible net worth (as defined in each respective agreement) as of the end of each fiscal quarter. Under the agreements, the Company’s tangible net worth cannot fall below a base amount plus an amount equal to 25% of the Company’s net income (if positive) for the fiscal year since the closing date of the applicable agreement. As of September 30, 2007, the most restrictive provision requires a minimum tangible net worth of $5.4 billion. The Company’s reported tangible net worth as of September 30, 2007 was $6.2 billion.

      Our consolidated tangible net worth fluctuates based on a number of factors, but principally our operating results. We monitor our compliance with the minimum consolidated tangible net worth covenant and maintain contingency plans to enable the Company to meet these terms should corrective action become necessary. Those plans include a potential capital infusion (cash or other) from GMAC, asset sales and debt reduction activities, among other alternatives. If any of these actions or alternative actions is undertaken, there is also no assurance that they will be successful, or that absent undertaking any such activities, an amendment or waiver of the covenants could be obtained from the lenders.
      The following table shows the amount of outstanding, unused and total capacity under our unsecured uncommitted facilities as of September 30, 2007 and December 31, 2006:

	Unsecured Uncommitted Facilities

	As of September 30, 2007			As of December 31, 2006

		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity

	(In millions)
Lines of credit	$261.1	$52.6	$313.7	$161.8	$125.4	$287.2
International commercial paper	314.1	144.0	458.1	186.2	90.6	276.8
GMAC Bank Fed Funds	50.0	115.0	165.0	—	506.0	506.0
Other	111.1	2.0	113.1	606.2	94.0	700.2

Total	$736.3	$313.6	$1,049.9	$954.2	$816.0	$1,770.2

      As of September 30, 2007, we had access to approximately $0.6 billion of unsecured lines of credit from financial institutions. These lines are available on an uncommitted basis and borrowings under these lines mature in 30 to 90 days. We used borrowings under these lines for general working capital purposes.
      Certain non-agency investors in loans serviced by us permit us to use custodial funds for use in our daily operations subject to certain limitations. These funds are remitted from borrowers as payments of principal and interest on their mortgage loans prior to the subsequent distribution of these funds to the investors. These funds are remitted to the investors on a fixed date each month in the normal course of servicing.
      In Mexico, we had 3.4 billion pesos of commercial paper and bank lines of 2.5 billion pesos outstanding as of September 30, 2007.

Secured Funding Facilities
      In the United States and in the other countries in which we operate, we use both committed and uncommitted secured facilities to fund inventories of mortgage loans held for investment, mortgage loans held for sale, lending receivables, mortgage servicing cash flows and securities. We use these facilities to provide funding for residential mortgage loans prior to their subsequent sale or securitization. We refer to the time period between the acquisition or origination of loans and their subsequent sale or securitization as the aggregation period. Prior to the market disruptions of August 2007, these aggregation facilities were primarily funded through the issuance of asset-backed commercial paper or similar short-term securities, both through programs we sponsor and credit facilities obtained from other lenders’ commercial paper programs. As previously discussed, during the third quarter of 2007, our access to the commercial paper markets was severely curtailed, consistent with the experiences of other asset-backed commercial paper issuers. Other secured borrowings include transactions under repurchase agreements or similar arrangements or secured bank loans. The cost of funding related to these vehicles is priced off a short-term benchmark, such as highly-rated commercial paper, one month LIBOR or a similar index, plus a stated percentage over such cost and/or other costs of issuance. Committed liquidity sources are generally renewed annually and at our discretion and the discretion of the third-party. Our secured borrowings, including our aggregation facilities, are repaid as the underlying assets are sold or securitized. Between October 1, 2007 and September 30, 2008, we have $26.7 billion, or 78.2%, of our secured committed capacity maturing.

      The following table shows the amount of outstanding, unused and total capacity under our secured committed facilities as of September 30, 2007 and December 31, 2006:

	Secured Committed Facilities

	As of September 30, 2007			As of December 31, 2006

		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity

	(In millions)
Mortgage Interest Networking Trust (MINT)	$—	$—	$—	$—	$5.0	$5.0
Repurchase agreements	5,219.7	4,663.9	9,883.6	4,950.8	1,704.3	6,655.1
Receivables Lending Agreement (RLA)	800.0	3,507.7	4,307.7	5,250.0	322.8	5,572.8
Mortgage Asset Lending Agreement (MALA)	630.0	3,741.3	4,371.3	1,120.0	1,836.3	2,956.3
Bank facilities for construction lending receivables	1,894.6	8.1	1,902.7	1,700.0	—	1,700.0
Bank facility for mortgage servicing rights	1,830.0	420.0	2,250.0	1,275.0	25.0	1,300.0
Other	6,898.3	4,498.6	11,396.9	7,223.3	3,958.6	11,181.9

Total	$17,272.6	$16,839.6	$34,112.2	$21,519.1	$7,852.0	$29,371.1

      MINT: MINT is a secured aggregation vehicle that provides us with financing for mortgage loans during the aggregation period and for warehouse lending receivables. MINT obtains financing through the issuance of asset-backed commercial paper and similar discounted notes (“MITTENs”), both of which were secured by the mortgage loans and warehouse lending receivables. On September 7, 2007, the remaining $50.0 million par value of Variable Rate Medium Term Note Series 2003-2 outstanding were defeased. As of September 30, 2007, there were no undefeased debt outstanding in MINT. During the fourth quarter of 2007, we intend to terminate the MINT program, causing a reduction of liquidity to prior levels.
      Repurchase agreements: We have developed numerous relationships with banks and securities firms to provide funding for mortgage loans and securities through repurchase agreements and other similar arrangements on a domestic and international basis. Borrowings under these agreements are provided on either a committed or an uncommitted basis.
      RLA: RLA is a facility that funds our warehouse lending receivables via a syndicate of asset-backed commercial paper vehicles. As described in more detail below, RLA shares a funding commitment with MALA.
      MALA: MALA is a secured aggregation facility that funds residential mortgage loans, during the aggregation period. The facility receives funding from a syndicate of asset-backed commercial paper vehicles. MALA shares a funding commitment with RLA. The MALA and RLA facilities have both short-term and long-term commitments. The two facilities had aggregate liquidity commitments of $8.7 billion as of September 30, 2007, which comprises a one-year commitment of $2.2 billion and a three-year commitment of $6.5 billion.
      Bank facilities: As of September 30, 2007, we had facilities that fund construction and commercial lending receivables with aggregate liquidity commitments of $1.9 billion, which includes £100.0 million of liquidity commitments to fund lending receivables in the United Kingdom. In addition, we have arranged facilities to fund mortgage servicing rights and mortgage servicing advances either on a committed or uncommitted basis. These facilities provided aggregate liquidity commitments of $3.2 billion as of September 30, 2007.
      Other: Other secured facilities include certain facilities to fund mortgage loans prior to their sale or securitization. As of September 30, 2007, in addition to MINT, MINT I (described below), MINT II

(described below), MALA and RLA, we had £4.1 billion of liquidity commitments to fund loans in the United Kingdom, €1.2 billion of liquidity commitments to fund loans originated in The Netherlands, Germany and Spain, a 500.0 million Australian dollar liquidity commitment to fund loans in Australia and a 710.9 million MXN pesos liquidity commitment to fund loans in Mexico.
      Bilateral secured facility: In addition, as previously discussed, effective September 6, 2007, our parent, GMAC entered into an agreement with a financial services lender, pursuant to which the entity has committed to provide up to $21.4 billion in the Facilities through September 2008. A total of $14.4 billion became available for immediate funding upon execution of the Facilities, with an additional $7.0 billion becoming available if and when the Facilities are syndicated to other lenders. Up to $8.0 billion of the Facilities, depending on GMAC usage of the facilities, can be made available to the Company to fund mortgage assets. At September 30, 2007, $1.4 billion has been utilized for mortgage servicing rights. Amounts the Company may borrow under the Facilities are the sole obligation of the Company and are not guaranteed by GMAC in any form. Likewise, the Company is not obligated for any amounts GMAC may borrow under the Facilities.
      The following table shows the amount of outstanding, unused and total capacity under our secured uncommitted facilities as of September 30, 2007 and December 31, 2006:

	Secured Uncommitted Facilities

	As of September 30, 2007			As of December 31, 2006

		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity

	(In millions)
Mortgage Interest Networking Trust (MINT)	$—	$25,000.0	$25,000.0	$1,402.9	$23,592.1	$24,995.0
MINT I, LLC	—	25,000.0	25,000.0	—	—	—
MINT II, LLC	—	25,000.0	25,000.0	5,831.2	19,168.8	25,000.0
Repurchase agreements	1,616.1	7,536.5	9,152.6	6,554.7	6,109.1	12,663.8
Other	678.1	1,001.5	1,679.6	320.6	713.0	1,033.6

Total excluding FHLB advances	2,294.2	83,538.0	85,832.2	14,109.4	49,583.0	63,692.4
FHLB advances	10,013.0	2,184.6	12,197.6	7,279.0	2,305.3	9,584.3

Total	$12,307.2	$85,722.6	$98,029.8	$21,388.4	$51,888.3	$73,276.7

      MINT I: MINT I, LLC was created during the second quarter of 2007. MINT I is an on-balance sheet secured aggregation vehicle that provides the Company with financing for mortgage loans during the aggregation period and for warehouse lending receivables. MINT I obtains financing through the issuance of extendable notes, which are secured by the mortgage loans and warehouse lending receivables. As of September 30, 2007, MINT I had uncommitted liquidity of $25.0 billion, with $0.0 million of extendable notes outstanding. Due to the lack of investor appetite for mortgage-backed commercial paper, and extendable notes in particular, MINT I stopped issuing extendible notes during the third quarter and it is unclear whether the Company will be able to use this program in the future. The underlying collateral has either been moved to other existing sources of liquidity (e.g. whole loan repurchase agreements and secured aggregation facilities) or sold to third-party investors.
      MINT II: MINT II, LLC was created during the third quarter of 2006, MINT II is a secured aggregation vehicle that provides us with financing for mortgage loans during the aggregation period and for warehouse lending receivables. MINT II obtains financing through the issuance of extendable notes, which are secured by the mortgage loans and warehouse lending receivables. As of September 30, 2007, MINT II had uncommitted liquidity of $25.0 billion, with $0.0 million of extendable notes outstanding. Due to the lack of investor appetite for mortgage-backed commercial paper, and extendable notes in particular, MINT II stopped issuing extendible notes during the third quarter and it is unclear whether the Company will be able to use this program in the future. The underlying collateral to satisfy terms of the agreement has either been moved to other existing sources of liquidity (e.g. whole loan repurchasing agreements and secured aggregation facilities) or sold to third-party investors.
      FHLB Advances: In addition, as previously discussed, GMAC Bank has entered into an advances agreement with FHLB. Under the agreement, as of September 30, 2007 and December 31, 2006, GMAC Bank had assets pledged and restricted as collateral totaling $28.1 and $19.8 billion under the FHLB’s existing blanket lien on all GMAC Bank assets, including $5.7 and $4.5 billion of automotive division assets. However, the FHLB will allow GMAC Bank to encumber any assets restricted as collateral not needed to collateralize existing FHLB advances. As of September 30, 2007 and December 31, 2006, GMAC Bank had $14.5 and $10.1 billion of assets restricted as collateral that were available to be encumbered elsewhere, including $5.3 and $4.4 billion, of which were recorded on the automotive division of the GMAC Bank and would be subject to all provisions of our operating agreement with GMAC.
      Our secured borrowings, including our aggregation facilities, are repaid as the underlying assets are sold or securitized. The following tables show the amounts of borrowings outstanding as of September 30, 2007 and December 31, 2006 under our secured borrowing arrangements:

	As of September 30, 2007

				Secured	Secured	Total
	Secured	Secured	Total	Committed	Uncommitted	Secured
	Committed	Uncommitted	Secured	Unused	Unused	Unused
	Outstanding	Outstanding	Outstanding	Capacity	Capacity	Capacity

	(In millions)
Mortgage loans and warehouse lending(a)	$12,813.2	$12,198.6	$25,011.8	$16,246.3	$85,722.6	$101.968.9
Other lending receivables(b)	1,894.6	—	1,894.6	8.1	—	8.1
Mortgage servicing rights(c)	1,830.0	—	1,830.0	420.0	—	420.0
Other	734.8	108.6	843.4	165.2	—	165.2

Total	$17,272.6	$12,307.2	$29,579.8	$16,839.6	$85,722.6	$102,562.2

	As of December 31, 2006

				Secured	Secured	Total
	Secured	Secured	Total	Committed	Uncommitted	Secured
	Committed	Uncommitted	Secured	Unused	Unused	Unused
	Outstanding	Outstanding	Outstanding	Capacity	Capacity	Capacity

	(In millions)
Mortgage loans and warehouse lending(a)	$17,815.3	$21,388.4	$39,203.7	$7,655.7	$51,888.3	$59,544.0
Other lending receivables(b)	1,700.0	—	1,700.0	—	—	—
Mortgage servicing rights(c)	1,275.0	—	1,275.0	25.0	—	25.0
Other	728.8	—	728.8	171.3	—	171.3

Total	$21,519.1	$21,388.4	$42,907.5	$7,852.0	$51,888.3	$59,740.3

(a)	Mortgage loans and warehouse lending is comprised of MINT, MINT I, MINT II, MALA, RLA, repurchasing agreements, the Facilities, and FHLB advances.

(b)	Facilities that fund construction and commercial business lending receivables.

(c)	Facilities to fund mortgage serving rights.

          International Funding Facilities
      The table below shows our borrowings outstanding, unused capacity and the total capacity of our international committed and uncommitted facilities as of September 30, 2007 and December 31, 2006. The amounts shown as outstanding are included in the total on-balance sheet borrowings (excluding bank deposits) under “— Borrowings” above. The amounts shown in the table below were also included in the amounts shown in the tables above relating to our combined secured and unsecured committed and uncommitted facilities. In both the United Kingdom and Continental European businesses, we continue to pursue the renewal of all debt facilities that are scheduled to mature within the next six months.

	International Facilities

	As of September 30, 2007			As of December 31, 2006

		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity

	(In millions)
Committed international facilities	$7,373.3	$4,462.3	$11,835.6	$6,815.3	$4,486.4	$11,301.7
Uncommitted international facilities	1,253.3	1,198.1	2,451.4	593.4	978.0	1,571.4

Bank Deposits
      GMAC Bank provides us another source of liquidity through its ability to accept deposits. As of September 30, 2007, GMAC Bank had approximately $14.5 billion of deposits, $2.8 billion of which were escrows related to our servicing of mortgage loans. These funds are generally available only for the operations of GMAC Bank, and cannot be used to fund the operations or liabilities of our other affiliates.

Off-Balance Sheet Financings
      Our total off-balance sheet financings were $137.9 billion as of September 30, 2007 and $119.3 billion as of December 31, 2006. A significant portion of our off-balance sheet financing relates to securitizations issued in off-balance sheet trusts. The off-balance sheet securitization trusts had aggregate outstanding balances of $137.5 billion as of September 30, 2007 and $118.9 billion as of December 31, 2006.
      We also have off-balance sheet structured facilities that fund mortgage loans during the aggregation period as well as warehouse lending receivables. These facilities provide funding for these assets through the issuance of commercial paper from multi- and single-seller asset-backed commercial paper conduits. Our most significant sources of short-term off-balance sheet borrowings are as follows:

•	Walnut Grove Funding is a secured aggregation facility that funds home equity loans, home equity lines of credit, high loan-to-value mortgage loans and certain non-conforming fixed rate mortgage loans through the issuance of asset-backed commercial paper. Walnut Grove Funding provided $303.3 million of funding as of September 30, 2007 and $275.4 million as of December 31, 2006, and was permitted to finance a maximum of $1.0 billion as of September 30, 2007 and $900.0 million as of December 31, 2006. During the fourth quarter of 2007, we intend to terminate this program, causing a reduction of liquidity to prior levels.

•	Horsham Funding is a facility that funds defaulted government insured or guaranteed residential mortgage loans repurchased through the issuance of asset-backed commercial paper. Horsham Funding provided $138.2 million of funding as of September 30, 2007 and $102.4 million as of December 31, 2006, and was permitted to finance a maximum amount of $200.0 million as of September 30, 2007 and December 31, 2006. The facility is scheduled to mature in the fourth quarter of 2007 and it is not expected to be renewed.

Credit Ratings
      The following table summarizes our current credit ratings from the major credit rating agencies:

Commercial
Rating Agency	Paper	Senior Debt	Outlook

Fitch	B	BB+	Under review- down
Moody’s	NP	Ba3	Negative
S&P	B	BB+	Negative
DBRS	R-4	BB	Watch ratings- negative
      Any action with respect to the credit ratings of GMAC could impact our ratings because of our position as a wholly-owned subsidiary of GMAC.
      Ratings reflect the rating agencies’ opinions of our financial strength, operating performance, strategic position and ability to meet our obligations. During the quarter, a rating downgrade occurred with respect to senior unsecured notes resulting in an increase of 100 basis points to our cost of funds related to that unsecured debt. The global dislocation in the mortgage and credit markets has persisted into the fourth quarter, with the reduction of liquidity remaining most acute across the credit spectrum of mortgage products. Additionally, our credit ratings were further downgraded on November 1, 2007 by various credit rating agencies, resulting in a further increase of 50 basis points to our cost of funds related to the senior unsecured notes. If our ratings are further downgraded, it could increase the interest rate that we would have to pay to raise money in the capital markets, making it more expensive for us to borrow money and adversely impacting our access to capital. In addition, most of our outstanding public notes contain provisions that would increase the interest rate on the notes if our ratings are further downgraded. As a result, a further decrease in our ratings would have a material adverse effect on our business, results of operations and financial condition.
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

      Based upon this modeling, the following tables summarize the estimated change in fair value of our interest rate-sensitive assets, liabilities and commitments as of September 30, 2007 and 2006 given several hypothetical, instantaneous, parallel-shifts in the yield curve:

	Change in Fair Value
	as of
	September 30, 2007

Change in Interest Rate (basis points)	-100	-50	+50	+100

	(In millions)
Mortgage serving rights and other financial instruments:
Mortgage servicing rights and other retained interests	$(1,846)	$(874)	$667	$1,145
Impact of servicing hedge:
Swap-based	1,297	592	(480)	(870)
Treasury-based	3	2	(2)	(3)
Others	574	284	(270)	(522)

Mortgage servicing rights and other retained interests, net	28	4	(85)	(250)

Committed pipeline	120	77	(122)	(285)
Mortgage loan inventory	226	122	(139)	(292)
Impact of associated derivative instruments:
Mortgage-based	(180)	(105)	137	300
Eurodollar-based	(14)	(7)	7	14
Others	(68)	(36)	41	87

Committed pipeline and mortgage loan inventory, net	84	51	(76)	(176)

Net change in fair value related to other businesses	7	3	(2)	(1)

GMAC Bank:
Securities portfolio	15	7	(7)	(14)
Mortgage loans	294	160	(177)	(367)
Deposit liabilities	(11)	(5)	5	11
Federal Home Loan Bank advances	(246)	(124)	132	270
Other liabilities	(11)	(5)	5	11

GMAC Bank, net	41	33	(42)	(89)

Notes payable and capital securities	(288)	(143)	139	276
Impact of associated derivative instruments:
Swap-based	294	145	(141)	(279)

Notes payable and capital securities, net	6	2	(2)	(3)

Insurance company investment portfolios	2	1	(1)	(3)

Net change in fair value related to mortgage servicing rights and other financial instruments	$168	$94	$(208)	$(522)

Net change in fair value related to broker-dealer trading securities	$3	$2	$(1)	$(2)

Net change in fair value related to GMAC Auto Bank	$37	$19	$(18)	$(36)

	Change in Fair Value
	as of September 30, 2006

Change in Interest Rate (basis points)	-100	-50	+50	+100

	(In millions)
Mortgage servicing rights and other financial instruments:
Mortgage servicing rights and other retained interests	$(1,212)	$(540)	$380	$617
Impact of servicing hedge:
Swap-based	460	195	(125)	(196)
Treasury-based	115	56	(54)	(105)
Others	528	242	(205)	(384)

Mortgage servicing rights and other retained interests, net	(109)	(47)	(4)	(68)

Committed pipeline	34	23	(46)	(122)
Mortgage loan inventory	273	146	(174)	(376)
Impact of associated derivative instruments:
Mortgage-based	(77)	(49)	78	187
Eurodollar-based	(11)	(6)	6	11
Others	(194)	(100)	124	240

Committed pipeline and mortgage loan inventory, net	25	14	(12)	(60)

Net change in fair value related to other businesses	5	3	(3)	(7)

GMAC Bank:
Mortgage loans	173	98	(114)	(237)
Deposit liabilities	(11)	(5)	5	11
Federal Home Loan Bank advances	(151)	(78)	82	166
Other liabilities	(22)	(11)	11	22

GMAC Bank, net	(11)	4	(16)	(38)

Notes payable and capital securities	(287)	(142)	138	272
Impact of associated derivative instruments:
Swap-based	331	163	(160)	(315)

Notes payable and capital securities, net	44	21	(22)	(43)

Insurance company investment portfolios	3	2	(2)	(4)

Net change in fair value related to mortgage servicing rights and other financial instruments	$(43)	$(3)	$(59)	$(220)

Net change in fair value related to broker-dealer trading securities	$(3)	$(1)	$1	$2

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

Item 4.  Controls and Procedures
      We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on our evaluation and solely because of the previously disclosed material weakness in internal control over financial reporting (see the June 30, 2007 10 -Q related to our ineffective controls over the adherence to our formal change management control process and controls related to the review of account reconciliations specifically controls over the preparation, review and monitoring of the account reconciliation for a specific clearing account containing servicing released repurchased loans), the Company’s Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were not effective as of September 30, 2007.
      A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
      In order to remediate this material weakness, we have implemented the necessary controls and procedures to improve compliance with our formal change management process and increase our managerial review over account reconciliations. Specifically, we have completed reconciliation training for employees, implemented an independent review of reconciliations, and enhanced monitoring and reporting controls over aged reconciling items. We have also required specific change management awareness training for corporate employees. A detailed program is in place to monitor and evaluate the operating effectiveness of these enhanced controls during the remainder of 2007.
      There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
      Kessler. This putative class action was consolidated for settlement purposes with five other cases, all alleging that the plaintiffs obtained second-lien mortgage loans from either Community Bank of Northern Virginia or Guaranty National Bank of Tallahassee and that they were charged interest rates and fees violating the Pennsylvania Secondary Mortgage Loan Act. Plaintiffs additionally claim that the banks were not the actual lenders, but rather that the banks “rented” their banking charters to affiliates for the purpose of facilitating the assessment of “illegal” fees. They further allege that the affiliates either split the fees or kicked back the fees in violation of the Real Estate Settlement Procedures Act (“RESPA”). Plaintiffs sought to hold our subsidiary liable primarily on the basis that the subsidiary was an assignee of the mortgage loans. In December 2003, the U.S. District Court for the Western District of Pennsylvania gave its final approval to a proposed $41.1 million settlement for all six cases, inclusive of attorney fees. The settlement contemplated payment to approximately 44,000 borrowers nationwide. A group of seven plaintiffs’ class action counsel (“Objectors”) appealed the settlement in part on the grounds that the underlying litigation did not address possible Truth in Lending Act (“TILA”) or Home Ownership and Equity Protection Act (“HOEPA”) claims. In August 2005, the U.S. Court of Appeals for the Third Circuit vacated the district court’s approval of the settlement and remanded the matter to the district court to determine whether such claims were “viable”. The parties and the Objectors then briefed the issue of the “viability” of the TILA and HOEPA claims within this particular litigation. In July 2006, the parties amended the proposed settlement to address the Third Circuit’s concerns, and in October 2006, the trial court held that the purported TILA and HOEPA claims were not viable. In November 2006, the parties filed a motion seeking preliminary approval of the settlement, as amended. In late March 2007, the parties and the Objectors attended a hearing before a court-appointed magistrate to present arguments pertaining to the fairness and reasonableness of the proposed amended settlement. On July 5, 2007, the magistrate issued an advisory opinion ruling that the proposed modified settlement is “fair, reasonable, and adequate.” Following an October 9, 2007 hearing, the trial court took under advisement whether to accept the findings of the advisory opinion, whether to preliminarily approve the settlement and certify the proposed settlement class, and whether to issue new notice to the class. If the settlement is not approved, our subsidiary intends to vigorously defend actions against these claims.
      Santiago. This putative class action was filed against our subsidiary in June 2002 in the United States District Court for the Eastern District of Pennsylvania. Plaintiffs assert violations of Section 8(b) of RESPA based on the alleged collection of “unearned fees for settlement services” composed of an $85 tax service fee, a $20 flood certification fee, and a $250 funding fee. The putative nationwide class consists of “all persons who, on or after January 1, 1995 - paid fees for tax service, flood certification, and/or underwriting.” In September 2003, the district court dismissed plaintiffs’ causes of action under RESPA as to all three fees for failure to state a claim. Plaintiffs appealed to the U.S. Court of Appeals for the Third Circuit, which affirmed the dismissal as to an alleged overcharge concerning the funding fee, but reversed the district court’s dismissal as to alleged additional charges for further proceedings, including discovery and motions, on both of these RESPA issues and ancillary state law claims. After filing an answer to the claims denying the allegations, our subsidiary conducted preliminary discovery in conjunction with court-supervised mediation. As a result of that mediation, an agreement was reached to settle part of the claims on a class basis with all of the other claims to be dismissed on an individual basis. The settlement provides for a total payment of $625,000 to be split evenly between the class and plaintiffs’ counsel. The settlement was finally approved by the court on August 7, 2007. There were no objectors. Plaintiff’s counsel has been paid and 81,965 settlement checks (in denominations of either $14.40 or $2.00) have been distributed to class members. Any funds remaining after one year will be paid to charity.

      Murray. This putative statewide class action was filed against our subsidiary in the United States District Court for the Northern District of Illinois in March 2005. Plaintiff’s counsel alleges that our subsidiary, in sending a “pre-approved offer” to the plaintiff, accessed the plaintiff’s credit report without authorization from the plaintiff and without a “permissible purpose” under the Fair Credit Reporting Act (FCRA) since the material allegedly did not qualify as a “firm offer of credit.” It also alleges that the material failed to make FCRA required notices and disclosures in a “clear and conspicuous” manner. Plaintiff seeks statutory penalties for an allegedly willful violation of the statute. Class certification was denied by the district court, but that decision was reversed on appeal and the matter remanded to the district court for further proceedings, including amended cross-motions for summary judgment as well as a renewed motion for class certification. On April 10, 2007, the district court certified a narrow class limited to those residents of Will County, Illinois who received the mailer in question during the fall of 2004 and who can be identified from any available mailing list. The district court also granted in part and denied in part each of the parties’ summary judgment motions, opining that the mailer in question did not constitute a firm offer of credit, entering judgment in favor of our subsidiary on the clear and conspicuous disclosure issue, and finding a genuine issue of fact with respect to whether the alleged violation of FCRA could be said to be willful. On June 5, 2007, our subsidiary filed a motion for reconsideration on the willfulness issue based upon the U.S. Supreme Court decision in Safeco Ins. Co., et al. v. Burr, et al. Upon reconsideration, on July 2, 2007, the district court vacated its order certifying the class and granted our subsidiary’s motion for summary judgement on the willfulness issue, entering judgement on behalf of our subsidiary. Plaintiffs have filed an appeal, which our subsidiary intends to vigorously contest.
      Parthiban. The putative class action was filed against our subsidiary in the United States District Court for the Central District of California in August 2005. This litigation seeks to recover for essentially the same conduct alleged in Murray although for a later class period and on behalf of a putative nationwide class that excludes any residents of Will County, Illinois. The district court granted our subsidiary’s motion to dismiss in part, striking four counts seeking declaratory and injunctive relief, and permitted the case to go forward on the same “firm offer of credit” claims present in Murray. (The plaintiff has voluntarily withdrawn her “clear and conspicuous” disclosure claims.) On June 28, 2007, while a class certification motion was pending and summary judgment motions had not yet been filed, the parties reached a settlement agreement in principle. The court preliminarily approved the settlement on September 13, 2007 with respect to a settlement class of 1.4 million members, each of whom is to be offered a free credit report and one year of free credit monitoring. Our subsidiary has agreed not to contest an award of class counsel’s fees up to $1.1 million. A hearing on final approval is set for January 7, 2008. In the event the settlement is not finalized for any reason, our subsidiary intends to vigorously defend actions against these claims.
      Mitchell. This putative class action lawsuit was filed against our subsidiary on July 29, 2003 in state court in Kansas City, Missouri. Plaintiffs assert violations of the Missouri Second Mortgage Loan Act (“SMLA”), Mo.R.S. Section 408.233, based on the lenders’ charging or contracting for payment of allegedly unlawful closing costs and fees. The relief sought includes a refund of all allegedly illegal fees, the refund of interest paid, and the discounted present value of interest to be paid in the future on active loans. The plaintiffs also seek prejudgment interest and punitive damages.
      Our subsidiary is an assignee. The plaintiffs contend that our subsidiary is strictly liable for the lender’s (Mortgage Capital Resources Corporation) alleged SMLA violations pursuant to the assignee provisions of the Home Ownership and Equity Protection Act of 1994 (“HOEPA”), 15 U.S.C. Section 1641(d)(1).
      The Mitchell case involves approximately 258 Missouri second mortgage loans made by MCR and assigned to our subsidiary. The Plaintiffs and the class are seeking approximately $6.7 million in actual and statutory damages plus prejudgment interest, attorney’s fees and expenses. The plaintiff’s counsel will seek a contingent fee of approximately 40% plus litigation expenses. In addition plaintiffs will seek prejudgment interest and punitive damages.
      The parties participated in a mediation in August 2007 without success. MCR is currently in the process of being liquidated in a Chapter 7 bankruptcy. Our subsidiary terminated its relationship with MCR in early

May 2000. The case has been scheduled for trial beginning on December 3, 2007. Our subsidiary intends to continue to vigorously defend this action.
      Federal Trade Commission. The Federal Trade Commission has been conducting a review of certain business practices of one of our subsidiaries, including its servicing and lending operations. On September 26, 2007, the FTC informed us by letter that they believe there is statistical evidence that some of our subsidiary’s lending practices may violate certain fair lending laws. If the FTC is able to establish that a violation of the fair lending laws has occurred, they may seek an injunction prohibiting future violations, require our subsidiary to change its lending practices or impose fines and other monetary penalties, which could be substantial. We have not yet seen the FTC’s data or analysis, which we have requested from the FTC in order to be able to evaluate their methodologies and concerns. We anticipate being able to timely respond to the letter once we receive the requested information. We believe, however, that we have conducted our business in compliance in all material respects with applicable fair lending laws.

Item 1A.	Risk Factors
      Other than with respect to the risk factors below, there have been no material changes to the Risk Factors described in our 2006 Annual Report on Form 10-K and our June 30, 2007, Form 10-Q.
Risks related to our business

Our business requires substantial capital, and if we are unable to maintain adequate financing sources our profitability and financial condition will suffer and jeopardize our ability to continue operations.
      We require substantial capital to support our operations and growth plans. Our primary sources of financing include our securitization activities, whole-loan sales, secured aggregation facilities, asset-backed commercial paper facilities, repurchase agreements, public note issuances, deposits, and bank credit facilities. As of September 30, 2007, we had approximately $38.0 billion of liquidity commitments for asset-backed commercial paper facilities, secured aggregation facilities, bank credit facilities and repurchase agreements.
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
      Recent developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to nonprime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products. As a result, our liquidity will continue to be negatively impacted by margin calls, changes to advance rates on our secured facilities and loss of further asset-backed commercial paper conduit financing capacity. One consequence of this funding reduction is that we may decide to retain interests in securitized mortgage pools that in other circumstances we would sell to investors, and we will have to secure additional financing for these retained interests. If we are unable to secure sufficient financing for them, or if there is further general deterioration of liquidity for mortgage products, it will adversely impact our business. If we are unable to maintain adequate financing or other sources of capital are not available, we could be forced to suspend, curtail or reduce our operations, which could harm our revenues, profitability, financial condition and business prospects.

Rating agencies may downgrade their ratings for us in the future, which would adversely affect our ability to raise capital in the debt markets at attractive rates and increase the interest that we pay on our outstanding publicly traded notes, which could have a material adverse effect on our results of operations and financial condition.
      Each of Standard & Poor’s Rating Services, Moody’s Investors Service, Inc., Fitch, Inc. and Dominion Bond Rating Service rates our debt. All of these agencies currently maintain a negative outlook with respect to our ratings. Ratings reflect the rating agencies’ opinions of our financial strength, operating performance, strategic position and ability to meet our obligations. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.
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
      Recently, the residential mortgage market in the United States and Europe has experienced a variety of difficulties and changed economic conditions that adversely affected our earnings and financial condition in the fourth quarter of 2006 and the first nine months of 2007. Delinquencies and losses with respect to our nonprime mortgage loans increased significantly and may continue to increase. Housing prices in many United States states have also declined or stopped appreciating, after extended periods of significant appreciation. In addition, the liquidity provided to the nonprime sector has recently been significantly reduced, which has caused our nonprime mortgage production to decline, and such declines may continue. Similar trends are emerging beyond the nonprime sector, especially at the lower end of the prime credit quality scale, and may have a similar effect on our related liquidity needs and businesses in the United States and Europe. These trends have resulted in significant writedowns to our mortgage loans held for sale portfolio and additions to our allowance for loan losses for our mortgage loans held for investment and warehouse lending receivables portfolios. A continuation of these trends may continue to adversely affect our financial condition and results of operations.

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
      The value of our investment in model homes leased to builders, and in lots under option to builders, may be impaired at any time if builders exercise their option to terminate their leases, or terminate their purchase options. In the quarter ended September 30, 2007, these terminations have occurred, and may to continue to occur, when the value of the related assets has fallen from the values attributed to those assets at the commencement of the transaction with the builder.

We have concluded that a material weakness exists in the design and operation of our internal control as of September 30, 2007, which, if our remediation efforts fail, could result in material misstatements in our financial statements in future periods.
      We have concluded that a material weakness exists in the design and operation of our internal control as of September 30, 2007. A material weakness is defined by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness is described above under “Item 4. Controls and Procedures.”
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

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 7th day of November, 2007.

Residential Capital, LLC
(Registrant)

/s/ Sanjiv Khattri

Sanjiv Khattri
Chief Financial Officer

/s/ Linda K. Zukauckas

Linda K. Zukauckas
Chief Accounting Officer and Controller

INDEX OF EXHIBITS

Exhibit	Description

10.1	Asset Purchase Agreement between Residential Funding Company, LLC, Equity Investments II, LLC and GMAC Commercial Finance LLC, dated August 27, 2007
12.1	Computation of ratio of earnings to fixed charges
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
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