Form 10-K
period 2007-12-31
RESIDENTIAL CAPITAL, LLC
filed 2008-02-27
CIK 1332815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 0-51438

RESIDENTIAL CAPITAL, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-1770738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Meridian Crossings Minneapolis, MN	55423 (Zip Code)
(Address of principal executive offices)

(952) 857-8700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

None

Securities registered pursuant to Section 12(g) of the Act
Limited Liability Company Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of December 31, 2007, there were outstanding 1,000 limited liability company interests of the issuer.

Documents incorporated by reference: None.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

RESIDENTIAL CAPITAL CORPORATION

Item 1.	Business

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

Beginning January 1, 2007, based on changes in the organizational structure and management of the GMAC Residential and Residential Capital Group operating business segments, these segments have been combined and are being reported as one reportable operating segment, Residential Finance Group. As a result, prior year financial data has been changed to reflect the current period presentation.

Our management, as well as the management of GMAC, are currently investigating various strategic alternatives related to all aspects of our business. These strategic alternatives include potential acquisitions as well as dispositions, alliances, and joint ventures with a variety of third parties with respect to some of our businesses. For additional information regarding these strategic alternatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General” and “— Liquidity and Capital Resources — 2008 Liquidity and Capital Management Focus.”

Business Overview

We are a leading real estate finance company focused primarily on the residential real estate market. Our businesses include the origination, purchase, service, sale and securitization of residential mortgage loans. We conduct our operations and manage and report our financial information primarily though three operating business segments:

•	Residential Finance Group — We are one of the largest participants in the U.S. residential real estate finance industry. Through this segment, we:

•	Originate, purchase, sell and securitize residential mortgage loans throughout the United States. We are the eighth largest producer of residential mortgage loans in the United States (as ranked by Inside Mortgage Finance), producing approximately $94 billion in residential mortgage loans in 2007.

•	Provide primary and master servicing to investors in our residential mortgage loans and securitizations. As of December 31, 2007, we were the seventh largest servicer of residential mortgage loans in the United States (as ranked by Inside Mortgage Finance), with a primary servicing portfolio of approximately $410 billion.

•	Provide collateralized lines of credit, which we refer to as warehouse lending facilities, to other originators of loans.

•	Hold a portfolio of residential mortgage loans for investment and interests from our securitization activities.

•	Conduct banking activities through the mortgage division of our affiliate GMAC Bank.

•	Provide complementary real estate services, including real estate brokerage and relocation services.

•	Business Capital Group — Through our Business Capital Group, we provide financing and equity capital to residential land developers and homebuilders. We also provide financing to resort developers.

•	International Business Group — Our International Business Group includes substantially all of our operations outside of the United States, and has businesses in the United Kingdom, Canada, Continental Europe, Latin America and Australia. We originate, purchase, sell, service and securitize residential mortgage loans. We also extend credit to companies involved in residential real estate development and provide commercial lending facilities. We produced approximately $29 billion in residential mortgage loans outside the United States in 2007 and we had a servicing portfolio of approximately $43 billion of such loans as of December 31, 2007.

Our other business operations are not significant to our consolidated results of operations. These business operations include certain holding company activities and the leasing and financing activities related to the consolidation of the automobile division of GMAC Bank and other adjustments to conform the reportable segment information to our consolidated results of operations.

Our headquarters are located at One Meridian Crossings in Minneapolis, Minnesota and our telephone number is (952) 857-8700.

We make our periodic and current reports available, free of charge, on the Investor Relations — SEC Filings section of our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our website address is www.rescapholdings.com.

Our Business

Residential Finance Group

We are one of the largest residential mortgage producers and servicers in the United States, producing approximately $94 billion in residential mortgage loans in 2007 and servicing approximately $410 billion in residential mortgage loans as of December 31, 2007. We also have been one of the largest non-agency issuers of mortgage-backed and mortgage-related asset-backed securities in the United States.

The principal activities of our Residential Finance Group business include:

•	Originating, purchasing, selling and securitizing residential mortgage loans;

•	Servicing residential mortgage loans for ourselves and others;

•	Providing warehouse financing to residential mortgage loan originators and correspondent lenders to originate residential mortgage loans;

•	Creating a portfolio of mortgage loans and interests that continue to be held from our securitization activities;

•	Conducting banking activities through the mortgage division of our affiliate GMAC Bank; and

•	Providing complementary real estate service, including real estate brokerage and relocation services.

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

Correspondent Lender and other Secondary Market Purchases

Loans purchased from correspondent lenders are originated or purchased by the correspondent lenders, and subsequently sold to us. Most of our purchases from correspondent lenders are conducted through our affiliate, GMAC Bank. As with our mortgage brokerage network, we approve any correspondent lenders that participate in our loan purchase programs. In determining whether to approve a correspondent lender, we generally consider its financial status, its previous experience in originating mortgage loans and its potential loan origination volumes, its prior delinquency and loss experience (if available), its underwriting standards and quality control procedures and, if applicable, its servicing operations. Upon approval, each correspondent lender must sign an agreement with us to originate loans in accordance with the underwriting standards and procedures required by our loan programs. These agreements also require that the correspondent lender originate its loans in accordance with all applicable laws.

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

Some of the residential mortgage loans we obtain in bulk purchases are “seasoned” or “distressed.” Seasoned mortgage loans are loans that generally have been funded for more than twelve months. Distressed mortgage loans are loans that are currently in default or otherwise not performing. We sometimes also obtain foreclosed properties as part of these bulk purchases.

Many of our seasoned loans are acquired from previously sold or securitized pools that have been paid down to less than 10% of their original aggregate principal balance, and were therefore “called” out of these deals because administering such a small pool is economically inefficient. We purchase other seasoned loans in the secondary market. We purchase distressed residential mortgage loans with the goal of resolving or restructuring them through special servicing activities, and then selling them through securitizations or whole-loan transactions. We obtain resolution of these mortgage loans by working with the borrower to return the loan to performing status (in some cases under renegotiated terms), obtaining a payoff of the loan or selling the underlying residential property. In 2007, we acquired more than $1.9 billion of face-amount seasoned mortgage loans, of which $33.7 million were called loans and $1.9 billion were seasoned or distressed mortgage loans. In light of current market conditions, we suspended the program to purchase seasoned and distressed mortgage loans beginning in the third quarter of 2007. We also securitized approximately $2.2 billion of seasoned and reperforming distressed mortgage loans in 2007.

Summary of Production Channels

The following table summarizes our domestic mortgage loan production by channel:

	U.S. Mortgage Loan Production by Channel
	For the Year Ended December 31,
	2007		2006		2005
		Dollar		Dollar		Dollar
	Number of	Amount of	Number of	Amount of	Number of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans
	(Dollars in millions)

Retail branches	76,882	$12,260	103,139	$15,036	126,527	$19,097
Direct lending (other than retail branches)	92,470	10,664	135,731	12,547	161,746	17,228
Mortgage brokers	110,404	20,561	169,200	29,025	134,263	22,961
Correspondent lender and secondary market purchases	287,084	50,420	642,169	104,960	552,624	99,776

Total U.S. production	566,840	$93,905	1,050,239	$161,568	975,160	$159,062

Types of Mortgage Loans

We originate and acquire mortgage loans that generally fall into one of the following five categories:

•	Prime Conforming Mortgage Loans — These are prime credit quality first-lien mortgage loans secured by single-family residences that meet or “conform” to the underwriting standards established by Fannie Mae or Freddie Mac for inclusion in their guaranteed mortgage securities programs.

•	Prime Non-Conforming Mortgage Loans — These are prime credit quality first-lien mortgage loans secured by single-family residences that either (1) do not conform to the underwriting standards established by Fannie Mae or Freddie Mac, because they have original principal amounts exceeding Fannie Mae and Freddie Mac limits ($417,000 in 2006 and 2007), which are commonly referred to as jumbo mortgage loans, or (2) have alternative documentation requirements and property or credit-related features (e.g., higher loan-to-value or debt-to-income ratios) but are otherwise considered prime credit quality due to other compensating factors.

On February 13, 2008, President Bush signed the Economic Stimulus Act of 2008 into law. The Stimulus Act increases the loan limits for FHA and the conforming loan limits for FNMA and FHLMC to 125% in an area’s median house price, up to a maximum of 175% of the current conforming limit (i.e. $729,750). The conforming limits may not be less then the existing limit of $417,000. The increase to loan limits is temporary and set to expire December 31, 2008.

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

Nonprime includes mortgage loans that the industry characterized as “subprime” as well as high combined loan-to-value second-lien loans and loans purchased through our negotiated conduit asset program. The negotiated conduit asset program includes loans that fall out of our standard loan programs due to non-compliance with one or more criteria. The program’s loans must comply with all other credit standards and other guidelines of the standard loan program.

•	Prime Second-Lien Mortgage Loans — These are open- and closed-end mortgage loans secured by a second or more junior lien on single-family residences, which include home equity mortgage loans.

The following table summarizes our domestic mortgage loan production by type:

	U.S. Mortgage Loan Production by Type
	For the Year Ended December 31,
	2007		2006		2005
		Dollar		Dollar		Dollar
	Number of	Amount of	Number of	Amount of	Number of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans
	(Dollars in millions)

Prime conforming	245,953	$47,376	233,058	$43,350	275,351	$50,047
Prime non-conforming	78,677	27,166	193,736	60,294	192,914	55,811
Government	24,528	3,605	25,474	3,665	31,164	4,251
Nonprime	29,123	4,197	193,880	30,555	226,317	35,874
Prime second-lien	188,559	11,561	404,091	23,704	249,414	13,079

Total U.S. production	566,840	$93,905	1,050,239	$161,568	975,160	$159,062

The following table summarizes our domestic mortgage loan production by purpose and interest rate type:

	For the Year Ended December 31,
	2007	2006	2005
	(In millions)

Purpose:
Purchase	$35,581	$65,889	$64,164
Non-purchase	58,324	95,679	94,898

	$93,905	$161,568	$159,062

Interest rate type:
Fixed rate	$70,160	$91,695	$79,863
Adjustable rate	23,745	69,873	79,199

	$93,905	$161,568	$159,062

Underwriting Standards and Quality Control

All mortgage loans that we originate and most of the mortgage loans we purchase are subject to our underwriting guidelines and loan origination standards. When originating mortgage loans directly through our retail branches or by internet, or telephone, or indirectly through mortgage brokers, we follow established lending policies and procedures that require consideration of a variety of factors, including:

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

To further ensure consistency and efficiency, much of our underwriting analysis is conducted through the use of automated underwriting technology. We use Fannie Mae’s Desktop Underwriter® program or Freddie Mac’s Loan Prospector® program to underwrite conventional, government-insured and certain non-conforming loans based on established guidelines. We use our proprietary Engenious® and Assetwise DirectSM programs, sometimes in combination with agency tools, to select and in certain instances to underwrite a variety of mortgage loans other than prime conforming mortgage loans.

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

In 2007, we have revised product specific underwriting standards, which has resulted in a reduction in non-conforming loan production, including elimination of all nonprime production. These changes in underwriting standards include changes to loan to value requirements, FICO score minimums and documented assets and income requirements.

Sale and Securitization Activities

We sell most of the mortgage loans we originate or purchase. In 2007, we sold $117.3 billion in mortgage loans. We typically sell our prime conforming mortgage loans in sales that take the form of securitizations guaranteed by Fannie Mae or Freddie Mac, and we typically sell our government mortgage loans in securitizations guaranteed by the Government National Mortgage Association, or Ginnie Mae. In 2007, we sold $49.1 billion of mortgage loans to government-sponsored enterprises, or 41.9% of the total loans we sold, and $68.2 billion to other investors through whole-loan sales and securitizations, including both on-balance sheet and off-balance sheet securitizations. We hold the mortgage loans that we do not sell and the securities and subordinated interests that we retain in our securitizations as part of our investment portfolio. During the second half of 2007, the change in the U.S. mortgage market has limited our ability to securitize many of our non-conforming loan products and has also resulted in a lack of demand and liquidity for the subordinate interests from these securitizations. This lack of liquidity has also reduced the level of whole loan transactions of certain non-conforming mortgages. See “— Mortgage Loans Held for Investment and Interests That Continue to Be Held by The Company” for more information about our management of our interests that continue to be held. We generally retain the servicing rights with respect to loans that we sell or securitize.

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

The length of time from the origination or purchase of a mortgage loan to its sale or securitization generally ranges from 10 to 100 days, depending on a variety of factors including loan volume by product type, interest rates and other capital market conditions. We typically sell loans within 20 to 60 days of purchase or origination. We generally sell or securitize mortgage loans in the secondary market when we have accumulated a sufficient volume of mortgage loans with similar characteristics, usually $25 million to $1.3 billion in principal amount.

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

As a result of the structure of these securitizations, the third-party investors and the securitization trusts have no recourse to our assets or us and have no ability to require us to repurchase their securities, but rather have recourse only to the assets transferred to the trust. We do make certain representations and warranties concerning the mortgage loans, such as lien status or mortgage insurance coverage. If we are found to have breached a representation or warranty, we could be required to repurchase the loan from the securitization trust. See “Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Purchase Obligations and Options.” We do not guarantee any securities issued by the securitization trusts as part of our securitizations. In the past, however, we have provided guarantees or pledged collateral to third-party credit enhancement providers in support of certain securitization activities. These guarantees and pledged collateral had an aggregate maximum potential liability of $66.8 million as of December 31, 2007. To date, no claims have been made under these guarantees, nor has any of the collateral been subject to any claims.

In addition to the cash we receive in exchange for the mortgage loans we sell to the securitization trust, we often continue to hold interests in the securitization trust as partial payment for the loans and generally hold these interests in our investment portfolio. These interests may take the form of mortgage-backed or mortgage-related asset-backed securities (including senior and subordinated interests), interest-only, principal-only, investment grade, non-investment grade or unrated securities. We are entitled to receive payment on our subordinated interests only after the investors holding more senior interests are paid the contractual principal and interest payments and there is excess cash remaining in the securitization trust. Thus, the subordinated interests we retain serve as credit enhancement for the more senior securities issued by the securitization trust. Our ability to receive payment on our interests depends on the performance of the underlying mortgage loans, and material adverse changes in performance of the loans, including actual credit losses and prepayment speeds, could have a material adverse effect on the value of our interests. See “Risk Factors — Risks Related to Our Business — Our earnings may decrease because of increases or decreases in interest rates” “Risk Factors — Risks Related to Our Business — General business and economic conditions may significantly and adversely affect our revenues, profitability and financial condition” and “Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Valuation of Interests in Securitized Assets” for more information regarding our accounting for our interests and how the value of our interests may be affected by events outside of our control.

One of our wholly-owned subsidiaries is a registered broker-dealer and member of the Financial Industry Regulatory Authority and another is registered with the Financial Services Authority in the United Kingdom. These subsidiaries underwrite and distribute some of our mortgage-backed and mortgage-related asset-backed securities, and the U.S. broker-dealer provides capital market liquidity in mortgage-backed securities and mortgage-related asset-backed securities sold by us to both institutional investors and financial institutions in the United States.

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

We also occasionally purchase primary servicing rights from other mortgage industry participants or agree to provide primary mortgage servicing as a subservicer where we do not hold the corresponding servicing right (and, therefore, do not include the mortgage servicing right as an asset in our financial statements). As of December 31, 2007, we acted as primary servicer and owned the corresponding servicing rights on approximately 3.0 million residential mortgage loans having an aggregate unpaid principal balance of approximately $410 billion, and we acted as subservicer (and did not own the corresponding servicing rights) on approximately 205,000 loans having an aggregate unpaid principal balance of approximately $44 billion. We also acted as master servicer on approximately 1.1 million residential mortgage loans having an aggregate principal balance of approximately $150 billion as of December 31, 2007 (including loans for which we are also primary servicer).

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

The value of our mortgage servicing rights is sensitive to changes in interest rates and other factors. We have developed and implemented a hedge program to, among other things, mitigate the overall risk of loss due to a change in the fair value of our mortgage servicing rights. The success or failure of this hedging program may have a material effect on our results of operations. For additional information regarding our mortgage servicing rights hedged risk and how we manage this risk, see the discussion under the headings “Risk Factors — Risks Related to Our Business — Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates” and “Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Valuation of Mortgage Servicing Rights.”

The following table sets forth the types of residential mortgage loans comprising our primary servicing portfolio for which we hold the corresponding mortgage servicing rights:

	U.S. Mortgage Loan Servicing Portfolio
	As of December 31,
	2007		2006		2005
		Dollar		Dollar		Dollar
	Number of	Amount of	Number of	Amount of	Number of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans
	(Dollars in millions)

Prime conforming mortgage loans	1,652,933	$267,511	1,573,270	$244,094	1,476,483	$212,007
Prime non-conforming mortgage loans	184,154	54,993	197,466	58,479	170,245	50,759
Government mortgage loans	179,475	19,382	180,667	18,789	181,083	18,057
Nonprime mortgage loans	282,250	36,809	374,620	50,287	405,785	52,704
Prime second-lien mortgage loans	730,866	31,523	760,063	31,576	574,073	19,813

Total primary servicing portfolio*	3,029,678	$410,218	3,086,086	$403,225	2,807,669	$353,340

*	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 205,019 with an unpaid principal balance of $44.3 billion as of December 31, 2007, 290,992 with an unpaid principal balance of $55.4 billion as of December 31, 2006, and 271,489 with an unpaid principal balance of $38.9 billion as of December 31, 2005.

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

	U.S. Mortgage Loan Servicing Portfolio Delinquency
	For The Year Ended December 31,
	2007		2006		2005
		Dollar		Dollar		Dollar
	Number of	Amount of	Number of	Amount of	Number of	Amount
	Loans	Loans	Loans	Loans	Loans	of Loans
	(Dollars in millions)

Total U.S. mortgage loans serviced	3,029,678	$410,218	3,086,086	$403,225	2,807,669	$353,340

Period of delinquency(1)(2) 30 to 59 days	107,711	$14,304	104,951	$13,544	92,905	$11,085
60 to 89 days	38,040	5,372	30,790	3,820	28,031	3,099
90 days or more	37,038	4,477	18,472	1,869	18,761	1,673
Foreclosures pending	52,084	9,427	34,883	4,694	29,274	3,210
Bankruptcies	30,348	2,762	32,946	2,840	47,122	3,907

Total delinquent loans	265,221	$36,342	222,042	$26,767	216,093	$22,974

Percent of U.S. mortgages loans serviced	8.75%	8.86%	7.19%	6.64%	7.70%	6.50%

(1)	As used in this discussion, prime credit quality loans and some of our other mortgage loans are considered to be 30 or more days delinquent when a payment due remains unpaid as of the close of business on the last business day immediately prior to the next following monthly due date.

(2)	Does not include foreclosures pending and bankruptcies.

The delinquency and pending foreclosure information set forth above may not be representative of the results we will experience on any mortgage loans we produce and service in the future.

Warehouse Lending

We are a provider of warehouse lending facilities to correspondent lenders and other mortgage originators in the United States. These facilities enable those lenders and originators to finance residential mortgage loans until they are sold in the secondary mortgage loan market. We provide warehouse lending facilities principally for prime conforming and government residential mortgage loans, including mortgage loans that we acquire through our correspondent lenders. We also provide limited warehouse lending facilities for prime non-conforming and prime second-lien residential mortgage loans, once again, including mortgage loans that we acquire through our correspondent lenders. During 2007, we have intentionally reduced the size of our warehouse lending business and eliminated all facilities secured by non-conforming loans, except prime jumbo mortgage loans. We provide most of our warehouse lending facilities through our affiliate GMAC Bank.

Advances under our warehouse lending facilities are collateralized by the underlying mortgage loans and bear interest at variable rates. Our warehouse lending facilities generally have a one-year term that may be renewed or extended, although some of our warehouse lending facilities have up to a two-year term. As these multi-year facilities have reached their renewal date, we have not renewed them or only renewed them for a one-year term. In addition, we previously made lines of credit and term loans available to a limited number of our correspondent lenders to finance the acquisition of servicing rights, the retention of interest-only securities and other residual interests in their securitizations or for general working capital purposes. At December 31, 2007, only one such line remains secured by servicing rights and we no longer offer these types of facilities.

As of December 31, 2007, we had total warehouse line of credit commitments of approximately $3.3 billion, against which we had advances outstanding of approximately $1.7 billion. We purchased approximately 17.1% of the mortgage loans financed by our warehouse lending facilities in 2007.

Mortgage Loans Held for Investment and Interests That Continue to Be Held by The Company

We hold a portfolio of assets consisting of (1) residential mortgage loans held for investment, including residential mortgage loans sold in on-balance sheet securitizations and (2) interests that continue to be held from our securitization activities. As of December 31, 2007, the principal balance of our domestic mortgage loan portfolio was approximately $34.8 billion and the fair value of our interests that continue to be held was approximately $663.2 million. We hold a portion of this portfolio through GMAC Bank. Our portfolio of mortgage loans and interests that continue to be held provide a source of revenue as we recognize interest income over the life of the underlying mortgage loans.

Our portfolio of residential mortgage loans held for investment and interests that continue to be held from our securitization activities includes some residential mortgage loans we own directly, having decided to hold these loans in our portfolio instead of selling them through whole-loan sales or securitizations. A decision to retain certain assets in our portfolio is dependent upon a variety of factors, including the type of mortgage product, the interest rate environment, general economic conditions, the availability of efficient funding sources and other factors in the capital markets. These factors impact our assessment of the value of the asset and its ability to generate revenues over time. As discussed above under the heading “— Sale and Securitization Activities,” the interests that we retain from our securitizations may include mortgage-backed or mortgage-related asset-backed securities (including senior and subordinated interests), interest-only, principal-only, investment grade, non-investment grade or unrated securities. Our ability to obtain repayment on our interests depends on the performance of the underlying mortgage loans, and material adverse changes in performance of the loans, including actual credit losses and increased prepayment speeds, could have a material adverse effect on the value of our interests. See “Risk Factors — Risks

Related to Our Business — Our earnings may decrease because of increases or decreases in interest rates;” “Risk Factors — Risks Related to Our Business — General business and economic conditions may significantly and adversely affect our revenues, profitability and financial condition” and “Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Valuation of Interests in Securitized Assets” for more information regarding our accounting for these interests and how the value of our interests may be affected by events outside our control.

We own in our portfolio interests from securitizations for which we recognized a gain on sale. We also have mortgage loans that appear on our balance sheet because they were securitized through transactions structured as on-balance sheet securitizations under generally accepted accounting principles. In contrast to the more common off-balance sheet securitizations, we do not recognize a gain on sale for our on-balance sheet securitizations. See “Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Understanding our Financial Results — On- and Off-Balance Sheet Arrangements — Securitizations” for more information regarding these on-balance sheet securitizations.

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

GMAC Bank

The mortgage division of GMAC Bank provides us access to an additional source of funding for our Residential Finance Group business. GMAC Bank also participates in many of our Residential Finance Group business activities, and provides collateral/pool certification and collateral document custodial services to our Residential Finance Group business and third-party customers.

GMAC Bank also provides individual banking products to consumers online at www.gmacbank.com. These products primarily include consumer deposits, money market accounts, student loans, and online banking, as well as first-lien residential mortgage and second-lien home equity loans and lines of credit. GMAC Bank’s consumer business is targeted at participants in GM Family First and other customers of our Residential Finance Group business in addition to the general public.

The automotive division of GMAC Bank offers automotive financial services through select qualifying GM automotive dealerships and to the customers of those dealerships in the United States.

As of December 31, 2007, GMAC Bank had $28.4 billion in assets, with approximately $12.8 billion in customer deposits. A portion of GMAC Bank’s deposit liabilities (approximately 25% as of December 31, 2007) consists of custodial funds deposited by other parts of our business.

Through GMAC Bank, we have, from time to time, based on independent analysis of underwriting criteria, provided real-estate secured financing to GM automotive dealers for purposes of refinancing existing debt or to expand existing dealer real estate holdings. If any of these financings become delinquent for a period of at least 60 days, we have the right to require that GMAC purchase the delinquent loans for the amount of unpaid principal plus accrued interest and additional costs. As of December 31, 2007, there were no automotive dealer loans outstanding.

Certain of our owners are subject to a regulatory agreement that may affect our control of GMAC Bank. See “Risk Factors” for information regarding regulatory risks.

Other Related Real Estate Finance Activities

Our captive reinsurer, CapRe of Vermont, LLC, provides reinsurance of private mortgage insurance on loans we or our correspondent lenders originate. As of December 31, 2007, CapRe of Vermont had reinsurance agreements covering $16.9 billion in active original principal mortgage loans.

In addition, we provide real estate brokerage and full-service relocation to consumers. We provide real estate brokerage services in markets including New England, Chicago, the New York City metropolitan area and San Francisco. Our networks of franchised real estate brokerage offices and company-owned offices are among the ten largest in the United States.

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

Business Capital Group

Our Business Capital Group was historically comprised of the following businesses: residential construction finance, residential equity (mezzanine lending), model home finance and resort finance. During the fourth quarter 2007, the Business Capital Group consolidated residential construction, residential equity and model home finance into one real estate business. Assets are reviewed and managed by relationship with different products under the same management team. In addition, the real estate business is segregated into three functions to better manage risk; Real Estate — to manage assets performing under the terms of the transaction, the Special Asset Group — to deal with customer relationships with defaulted and work-out assets and Real Estate Owned — to manage and dispose of owned assets.

The real estate business provides capital to residential land developers and homebuilders to finance residential real estate projects for sale, using a variety of capital structures. Currently, there is no origination of any new transactions within the real estate business; the only fundings are those required of us under our current transactions. The resort finance business provides debt capital to resort and timeshare developers. We have historically retained and serviced most of the loans and investments that we originate in the Business Capital Group.

Our real estate business has relationships with many large homebuilders and residential land developers across the United States. Our resort finance business has relationships primarily with mid-sized private timeshare developers. We believe that we have been able to provide creative capital solutions tailored to our customers’ individual needs, resulting in strong relationships with our customers. Because of these relationships, we have been able to conduct multiple and varied transactions with these customers to expand our business.

A principal risk for our business capital lending activities is credit risk. The credit risk group, under the direction of the Chief Credit Officer, is responsible for approving all credit actions. The group provides credit support through financial analysis and portfolio analysis and is responsible for monitoring the credits of the business, monitoring the portfolio, regular reporting of all credits, etc. Market risk, inherent in all assets we originate, is a particular focus for those assets which were in the historic residential equity and model home finance businesses. Residential equity and model home finance assets have always had more market risk associated with them since the transactions never received the same credit support as the residential construction business. See “Risk Factors — Risks Related to Our Business— Our business capital activities expose us to additional risks that may adversely affect our revenues and profitability” for more information regarding the risks from our business capital activities.

Residential Construction Products

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

Our residential construction loans generally range in size from $25 million up to $300 million, with most between $40 and $50 million. The first-lien loans generally have terms of 36 months to 60 months. As of December 31, 2007, we had total first-lien and working capital commitments of approximately $3.5 billion, with $2.5 billion in outstanding principal.

We also make equity investments with certain of our customers in specially created single-purpose entities to acquire residential projects and a limited amount of other types of real estate. Our practice has been to not provide the debt financing for projects in which we have made an equity investment. We make these equity investments only with customers with which we have developed strong relationships after providing other capital solutions. We also own equity interests in two regional homebuilders, although we do not control the management of those entities. As of December 31, 2007, we had total equity investments of approximately $435.9 million in specific project and entity investments.

Residential Equity Products

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

Customers of our residential equity business are typically privately owned and are smaller than customers of our residential construction finance business, although we do provide mezzanine loans to some of the customers of our residential construction finance business. These loans generally range in size from $4 to $40 million, with most between $5 and $10 million and have a term of approximately three years. As of December 31, 2007, we had commitments of approximately $389.3 million of mezzanine financings with $369.2 million in principal outstanding.

Model Home Products

Within the model home finance business, we offer two major products — a model home lease program and a lot option program. The customers in our model home finance business are generally larger, publicly owned homebuilders that have demonstrated strong financial performance. Our model home finance customers are often customers of our residential construction finance business.

In our model home lease program, the homebuilder builds the model home, we purchase the model and subsequently lease the model home to the homebuilder for use as a sales model. The homebuilder agrees to lease the model home at a lease rate tied to a monthly floating interest rate. The historical lease length has been approximately 18 to 24 months. We generally contract with the homebuilders to sell the model homes, for which we pay the homebuilder a market commission.

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

As of December 31, 2007, we had more than 2,400 model homes under lease with a net book value of approximately $734.3 million, and we owned approximately 8,300 residential lots through the lot option program, with a book value of approximately $376.1 million.

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

We currently have a small number of projects outside the United States and may also consider other projects outside the United States. Our commitments to any single customer are generally between $10 million and $350 million, with an amount outstanding of generally $10 million to $250 million. As of December 31, 2007, we had total committed working capital lines of credit of approximately $1.6 billion, with $1.1 billion in principal outstanding. We also had total committed facilities for the acquisition, development and construction of resort and timeshare facilities of approximately $585.1 million, with approximately $279.7 million in principal outstanding.

Health Capital

During the third quarter of 2007, the Business Capital Group sold its healthcare lending business to a related party, GMAC Commercial Finance LLC, for $900.5 million. The purchase price was for net assets of approximately $876.8 million, which was primarily composed of $865.5 million of lending receivables, net of allowance. The excess purchase price was recorded as a capital contribution from GMAC.

International Business Group

Outside the United States, our International Business Group conducts operations in several countries.

The following table summarizes our international mortgage loan production:

	International Mortgage Loan Production
	For the Year Ended December 31,
	2007		2006		2005
		Dollar		Dollar		Dollar
	Number of	Amount of	Number of	Amount of	Number of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans
	(Dollars in millions)

United Kingdom	68,161	$18,903	93,215	$22,417	57,747	$12,538
Continental Europe	37,364	7,150	21,849	3,926	15,618	2,833
Other	19,612	2,527	11,915	1,439	12,605	1,168

Total international loan production	125,137	$28,580	126,979	$27,782	85,970	$16,539

The following table sets forth our international servicing portfolio:

	International Servicing Portfolio
	As of December 31,
	2007		2006		2005
		Dollar		Dollar		Dollar
	Number of	Amount of	Number of	Amount of	Number of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans
	(Dollars in millions)

United Kingdom	82,326	$19,345	108,672	$23,817	91,574	$16,219
Continental Europe	69,666	17,953	49,251	9,956	33,273	5,796
Other	33,711	5,794	17,990	2,444	13,573	1,696

Total international servicing portfolio	185,703	$43,092	175,913	$36,217	138,420	$23,711

We traditionally exit the assets that we originate through securitizations and whole-loan sales. During 2007, the securitization markets became increasingly restricted or closed in each of the United Kingdom, Continental Europe and Canadian markets.

United Kingdom

Our U.K. operations include residential mortgage loan origination, acquisition, sale and securitization. We generally securitize nonprime loans and sell prime non-conforming loans through whole-loan sales to third-party investors. Although we retain the right to service the loans we securitize in the United Kingdom, we outsource the servicing activities to a third-party. We issued residential mortgage-backed securities in the United Kingdom of approximately $1.1 billion in 2007, $7.2 billion in 2006 and $5.3 billion in 2005. This was supplemented by whole-loan sales of $17.6 billion in 2007, compared to $12.5 billion in 2006 and $5.8 billion in 2005. In 2005, we began our Property Finance business to provide lending to residential property developers funding our first loan in 2006. Our ending loan balance was $313.7 million at December 31, 2007, compared to $77.5 million at December 31, 2006.

Continental Europe

Our Continental Europe operations include residential mortgage loan origination, acquisition, sale and securitization. In the Netherlands, Germany and Spain, we originate mortgage loans through financial institutions and other intermediaries, including our German broker and bank. Mortgage loans are primarily sold through the creation of private mortgage-backed securities for institutional investors through our Dutch operations. Residential loans originated and purchased are generally prime mortgages. We began operations in Spain in 2005, produced our first loans in 2006 and have not yet completed a securitization. Although we retain the right to service the loans we securitize in Continental Europe, with the exception of Spain, we outsource the servicing activity to multiple third-parties. In Spain, the originators typically retain the right to service the loan.

Canada

Our Canadian operations originate and acquire mortgage loans through third parties and our Canadian mortgage broker subsidiary, Mortgage Intelligence Inc. Residential mortgage loans originated include both prime conforming and non-conforming first mortgages, as well as mortgages with second liens on residential property. Mortgage loans are primarily sold through the creation of public and private mortgage and asset-backed securities and whole-loan sales for institutional investors. Although we retain the right to service the loans we securitize and sell in Canada, we outsource the servicing to a third-party. On November 1, 2007, we acquired ResMor Trust Company. ResMor is a federally regulated trust company based in Calgary that focuses on the residential mortgage banking business. It is regulated by the Office of the Superintendent of Financial Institutions. ResMor is an approved lender for Canada Mortgage and Housing Corporation and Genworth Financial Canada, an approved National Housing Act Mortgage Backed Securities issuer and a member of the Canadian Deposit Insurance Corporation. ResMor originates all its mortgage business and deposits through independent broker networks. The company services all mortgages sold to investors.

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

U.K. Securities Broker-Dealer

We distribute part of the securitizations sponsored by our U.K. and Continental Europe businesses and part of the whole loans funded by those businesses through our U.K. securities broker-dealer. Our broker-dealer and mortgage operations are regulated by the U.K. Financial Services Authority. Our U.K. broker-dealer distributes securities elsewhere in Europe under reciprocal regulatory arrangements of the European Union, and primarily underwrites mortgage-backed and mortgage-related asset-backed securities issued in securitizations that we sponsor. For management reporting purposes, our U.K. securities broker-dealer is included in the Residential Finance Group.

Competition

Residential Finance Group

During most of 2007, the domestic and international mortgage and capital markets experienced severe and increasing dislocation. This market dislocation, which continues to persist into 2008, is evidenced by many developments including:

•	A significant reduction in most non-conforming loan production, which has adversely impacted the profitability and operational stability of most mortgage lenders;

•	A severe reduction in overall liquidity to the entire residential real estate finance sector from many sources, including continued disruption of the non-conforming term securitization markets and asset-backed commercial paper markets;

•	Aggressive management of credit exposure on existing facilities by liquidity providers as evidenced by, among other things, increased margin calls and decreased advance rates;

•	Significant increases in repurchase requests due to alleged breaches of representations and warranties or early payment defaults;

•	Increased bankruptcy and business failure of many mortgage market participants as well as consolidation among mortgage industry participants, which impacts access to mortgage products and profits within a sector of fewer, more sophisticated participants; and

•	Greater regulation imposed on the industry, resulting in increased costs and the need for higher levels of specialization.

These developments have adversely impacted us and many of our competitors. The significant declines in mortgage loan production and increased repurchase demands have negatively impacted the profitability of many mortgage lenders and undermined their operational stability. In addition, the continued tightening (or loss) of liquidity and increases in the cost of capital to the residential real estate finance market has reduced the number of industry participants that are able to effectively compete. To compete effectively in this environment, mortgage lenders must have a very high level of operational, technological and managerial expertise as well as access to cost-effective capital.

Today, large, sophisticated financial institutions, primarily commercial banks operating through mortgage banking subsidiaries as well as Fannie Mae, Freddie Mac and Ginnie Mae, dominate the residential real estate finance industry. The largest 30 mortgage lenders combined had a 93% share of the residential mortgage loan origination market as of December 31, 2007, up from 61% as of December 31, 1999. Continued consolidation in the residential mortgage loan origination market may adversely impact our business in several respects, including increased pressure on pricing or a reduction in our sources of mortgage loan production if originators are purchased by our competitors. This consolidation trend has carried over to the loan servicing side of the mortgage business. The top 30 residential mortgage servicers combined had a 73% share of the total residential mortgages outstanding as of December 31, 2007, up from 58% as of December 31, 1999.

In 2007, we reduced our exposure to nonprime and non-conforming loans primarily through changes to our product underwriting, product pricing, product offerings and targeted asset sales. We remain committed, however, to offering a broad and competitive menu of high quality product offerings. We will continue our growth plan in areas of opportunity and in areas where we continue to maintain a competitive advantage. Other industry leaders are less reliant than we are on the secondary mortgage market as an outlet for mortgage loans because they have a greater capacity to hold mortgage loans in their loan portfolio. If the current secondary mortgage market disruption persists or we are unable to develop a portfolio lending capacity similar to that of our competitors, we would be at a competitive disadvantage.

We face competition in our warehouse lending operations from banks and other warehouse lenders, including investment banks and other financial institutions. We compete by managing the risks associated with providing warehouse facilities to finance conforming and certain prime, non-conforming mortgage loans, by pricing our warehouse lending facilities at competitive rates and by providing market-leading technology, efficient collateral handling and expedited service.

The real estate brokerage industry is highly competitive, particularly in the metropolitan areas in which many of our real estate brokerage offices operate. In addition, the industry has relatively low barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as internet-based listing services. Companies compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts and the cost of brokerage commissions. We also compete by leveraging our ability to bundle real estate brokerage and mortgage financing and closing services. We compete primarily with franchisees of local and regional real estate franchisors, franchisees of other national real estate franchisors, regional independent real estate organizations, discount brokerages, websites and smaller niche companies competing in local areas.

GMAC Bank competes in the retail banking sector.

Business Capital Group

Our primary competitors in our residential construction finance products are banks. We compete in this business primarily by establishing strategic relationships with, and providing creative and customized capital solutions for, companies involved in the development and construction of residential real estate projects. Because many of the banks that compete with us have a lower cost of funds than we do, they often are able to profitably offer conventional loans and other forms of financing at lower costs than we can.

Our residential equity products primarily compete with other unregulated capital providers. We compete in this business by developing strategic relationships with our customers.

Our model home finance products face competition from high net-worth individuals residing near the development containing the model homes to be financed. These high net-worth individuals are often willing to purchase the model home with a higher cash value than we are. Our lot option business faces competition from pension and endowment funds and their advisors. We compete in this business by developing strategic relationships with homebuilders and maintaining a focus on product innovation to meet those clients’ varying and changing needs.

The primary competitors in our resort finance business are large financial institutions including several banks. We compete in this business by targeting privately held timeshare developers in the middle market tier of the industry, and providing those customers a broad array of financing products.

International Business Group

Our competitors outside the United States include commercial banks, savings and loan and mutual financial institutions, multinational corporations and other financial institutions. We compete by leveraging our experience and skills as a creator of innovative mortgage products and a developer of secondary mortgage markets. In addition, we compete by providing responsive customer service enhanced by proprietary technology.

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

Residential Finance Group

Our Residential Finance Group business is subject to extensive federal, state and local laws, rules and regulations. We are also subject to judicial and administrative decisions that impose requirements and restrictions on our business. At the federal level, these laws and regulations include the:

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

Other state laws either passed or under consideration impose significant new requirements on loans that are not considered “high cost” loans. While these requirements typically do not impose liability on assignees of mortgage loans such as loans buyers and securitization trusts, they impose new requirements related to the underwriting of mortgage loans. For example, several states have passed laws imposing requirements on how a lender must determine whether the borrower has the ability to repay the loan, including requirements on verification of income, and imposing requirements on how a lender must determine whether the borrower has received a reasonable tangible net benefit. Some of these requirements are ambiguous, which may make it difficult to comply with the laws and may increase our exposure to litigation.

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

GMAC Bank

GMAC Bank is licensed as an industrial bank pursuant to the laws of Utah and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). GMAC Bank is required to file periodic reports with the FDIC concerning its financial condition.

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

Capital Distribution Regulations

The Approval Order issued to GMAC Bank by the Utah Department of Financial Institutions (the “Department”) prohibited GMAC Bank from paying dividends without prior approval of the Utah Commissioner of Financial Institutions for a three-year period, which ended in August 2007. GMAC Bank is also required by the Department to maintain total capital at a higher level than required by the FDIC. As of August 2, 2007, GMAC Bank is required to maintain total capital in an amount not less than 9.25% of total assets. The Utah requirement will continue until two full-scope safety and soundness examinations of GMAC Bank have been completed by the Department, but not later than November 22, 2008, unless the Commissioner of the Department determines that a greater amount of capital is required to protect the depositors of GMAC Bank.

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

Business Capital Group

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

International Business Group

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

Germany

Our German lending business is regulated by the Federal Financial Supervisory Authority (Bundesanstalt fur Finanzdienstleistungsaufsicht, or BAFin) and has a reporting obligation to the German Central Bank (Bundesbank). As a component of operational risk management, our business is required to comply with and monitor a full complement of bank regulatory guidelines to meet BAFin’s requirements. Among some of the significant commitments are:

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

ResMor Trust Company, in addition to the above regulations, is regulated under the Trust and Loan Companies Act and is subject to the Proceeds of Crime (Money Laundering) and Terrorist Financing Act, or PCMLTFA. The Trust and Loan Companies Act is Government of Canada legislation governing federal trust and loan companies to ensure sound, prudent financial practice that will protect clients and investors alike. The PCMLTFA is an Act to facilitate combating the laundering of criminal proceeds and the financing of terrorists activities.

Mexico

Our Mexican business is regulated by, and reports to, the following governmental agencies: Secretaria de Hacienda y Credito Publico, Comision Nacional Bancaria y de Valores, Banco de Mexico and Comision Nacional para la Proteccion y Defensa de los Usuarios de Servicios Financieros. The supervisory activities of these authorities in respect of our Mexican business include inspection, authorization and accounting regulation, determining minimum capital requirements, regulating anti-money laundering provisions, registry of foreign investment, regulating our dealings with customers, approval of directors and issuances of securities and audits of development and control systems. The authorities may make recommendations, provide warnings, impose fines and suspensions, revoke authorizations and order the suspension of all activities of our Mexican business.

Spain

In December 2006, our business was granted permission to establish a limited credit institution (establiciemento financiero del credito) from the Spanish Ministry of Finance and the Bank of Spain. Our business in Spain is subject to Spanish laws as well as other regulations and internal codes of conduct relating to, among other things, the maintenance of regulatory capital, the proper control of risk, data protection, consumer protection and anti-money laundering. Our failure to comply with these laws, regulations and codes of conduct may result in fines as well as the revocation of personal and corporate licenses to conduct business, damages and compensation claims and other civil and criminal liability. Depending on the violation, the resulting sanction could impair our ability to originate, service or distribute mortgage loans and related securities.

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

Our commitment to responsible lending also extends to our servicing activities. For example, we offer third-party credit counseling at our expense to delinquent borrowers in many locations in the United States and seek to resolve delinquencies through numerous foreclosure alternatives. We have also been an industry leader in the United States in creating partnerships among governmental agencies, community groups and mortgage industry participants to reduce foreclosures and thus promote home ownership preservation. In 2003, we created and funded the Homeownership Preservation Foundation as an independent charitable foundation that works to facilitate communication among at-risk homeowners, lenders, servicers, non-profit organizations and public resources, and provides counseling services to the homeowner if the homeowner’s lender or servicer is unwilling to do so. The Homeownership Preservation Foundation has helped thousands of homeowners, and we hope it will continue to grow and become an industry-funded initiative. We also participate in the framework designed by the American Securitization Forum to promote alternatives to foreclosure on troubled mortgage loans and mitigate losses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset Quality — Nonperforming Assets.”

We intend to continue to review, revise and improve our practices to enhance our responsible lending efforts.

Employees

As of December 31, 2007, we had approximately 10,300 employees. We do not have any employees who are members of labor unions or subject to collective bargaining arrangements. We believe that our employee relations are good.

Item 1A.  RISK FACTORS.

Risks Related to Our Business

Our business requires substantial capital, and if we are unable to maintain adequate financing sources our profitability and financial condition will suffer and jeopardize our ability to continue operations.

We require substantial capital to support our operations and growth plans. Our primary sources of financing include our securitization activities, whole-loan sales, secured aggregation facilities, repurchase agreements, public note issuances, deposits, and bank credit facilities. As of December 31, 2007, we had approximately $36.7 billion of liquidity commitments for secured aggregation facilities, bank credit facilities and repurchase agreements.

Our liquidity has been impaired, and may be further impaired, due to circumstances beyond our control, such as adverse changes in the economy and general market conditions. Continued deterioration in our business performance or further reductions in our credit ratings could also limit our ability to access the capital markets on favorable terms. During volatile times in the capital and secondary markets, access to aggregation and other forms of financing, as well as access to securitization and secondary markets for the sale of our loans, has been severely constricted. Furthermore, our access to capital can be impacted by changes in the market value of our mortgage products and the willingness of market participants to provide liquidity for such products.

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

Recent developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to nonprime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products. As a result, our liquidity will continue to be negatively impacted by margin calls and changes to advance rates on our secured facilities. One consequence of this funding reduction is that we may decide to retain interests in securitized mortgage pools that in other circumstances we would sell to investors, and we will have to secure additional financing for these retained interests. If we are unable to secure sufficient financing for them, or if there is further general deterioration of liquidity for mortgage products, it will adversely impact our business. In addition, a number of our financing facilities have relatively short terms, typically one year or less, and a number of facilities are scheduled to mature during 2008. Additionally, we have $4.4 billion of unsecured long-term debt maturing in 2008, which includes $2.4 billion of senior unsecured notes. Though we have generally been able to renew maturing facilities when needed to fund our operations, in recent months counterparties have often negotiated more conservative terms. Such terms have included, among other things, shorter maturities upon renewal, lower overall borrowing limits, lower ratios of funding to collateral value for secured facilities and higher borrowing costs. There can be no assurance that we will be able to renew maturing credit facilities on favorable terms, or at all. If we are unable to maintain adequate financing or other sources of capital are not available, we could be forced to suspend, curtail or reduce our operations, which could harm our revenues, profitability, financial condition and business prospects.

Rating agencies may downgrade their ratings for us in the future, which would adversely affect our ability to raise capital in the debt markets at attractive rates which could negatively impact our results of operations and financial condition.

Each of Standard & Poor’s Rating Services, Moody’s Investors Service, Inc., Fitch, Inc. and Dominion Bond Rating Service rates our debt. A rating agency downgrade on February 22, 2008, resulted in an additional and final step-up of 50 basis points to our senior unsecured debt. All of these agencies currently maintain a negative outlook with respect to our ratings. Ratings reflect the rating agencies’ opinions of our financial strength, operating performance, strategic position and ability to meet our obligations. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

If our ratings are further downgraded, it could increase the interest rate that we would have to pay to raise money in the capital markets, making it more expensive for us to borrow money and adversely impacting our access to capital. As a result, further decreases in our ratings could negatively impact our business, results of operations and financial condition.

Recent developments in the residential mortgage market may continue to adversely affect our earnings and financial condition.

Recently, the residential mortgage market in the United States and Europe has experienced a variety of difficulties and changed economic conditions that adversely affected our earnings and financial condition in the fourth quarter of 2006 and full-year 2007. Delinquencies and losses with respect to our nonprime mortgage loans increased significantly and may continue to increase. Housing prices in many parts of the United States and the United Kingdom have also declined or stopped appreciating, after extended periods of significant appreciation. In addition, the liquidity provided to the mortgage sector has recently been significantly reduced. This liquidity reduction combined with our decision to reduce our exposure to the nonprime mortgage market caused our nonprime mortgage production to decline, and such declines may continue. Similar trends are emerging beyond the nonprime sector, especially at the lower end of the prime credit quality scale, and may have a similar effect on our related liquidity needs and businesses in the United States and Europe. These trends have resulted in significant writedowns to our mortgage loans held for sale and trading securities portfolios and additions to our allowance for loan losses for our mortgage loans held for investment and warehouse lending receivables portfolios. A continuation of these trends may continue to adversely affect our financial condition and results of operations.

Given the recent disruptions and changes in the mortgage market, we face the need to make significant changes in our business processes and activities. At the same time, we are experiencing losses of staff resources at many levels of the Company, as a result of both attrition and our previously announced restructuring. The loss of staff beyond our control increases the difficulty we face in executing these adaptive changes to our business, and those difficulties represent an additional risk to our business and operating results.

Recent negative developments in the secondary mortgage markets have led credit rating agencies to make requirements for rating mortgage securities more stringent, and market participants are still evaluating the impact.

The credit rating agencies that rate most classes of our mortgage securitization transactions establish criteria for both security terms and the underlying mortgage loans. Recent deterioration in the residential mortgage market in the United States and internationally, especially in the nonprime sector, has led the rating agencies to increase their required credit enhancement for certain loan features and security structures. These changes, and any similar changes in the future, may reduce the volume of securitizable loans we are able to produce in a competitive market. Similarly, increased credit enhancement to support ratings on new securities may reduce the profitability of our mortgage securitization operations, and, accordingly, our overall profitability and financial condition.

We remain exposed to credit risk associated with the assets held in our portfolio of mortgage loans held for sale and investment and interests from our securitization activities, and higher rates of delinquency and default rates could adversely affect our profitability and financial condition.

We are exposed to delinquencies and losses through our portfolio of interests from our securitization activities and mortgage loans held for sale and investment. Delinquency rates have risen with the continued decline in the domestic housing market, especially with regard to the nonprime sector. As of December 31, 2007, nonprime mortgage loans were 40% of our mortgage loans held for investment portfolio and 17% of our mortgage loans held for sale portfolio. As of December 31, 2006, nonprime mortgage loans were 75% and 32% of our respective loan portfolios.

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

Our profitability may be directly affected by changes in interest rates. The following are some of the risks we face relating to an increase in interest rates:

•	Rising interest rates generally reduce our residential mortgage loan production as borrowers become less likely to refinance and acquiring a new home becomes more expensive. Rising interest rates may also reduce demand for our other lending activities, including our warehouse lending and business capital activities. If demand for our loans decreases, our earnings may decrease.

•	During periods of rising interest rates, the value and profitability of our mortgage loans may be harmed from the date of origination (or interest rate lock) or purchase commitment until the date we sell or securitize the mortgage loans. In addition, the spread between the interest we receive on our mortgage loans during this aggregation period and our funding costs may be reduced by increases in market interest rates.

•	Rising interest rates will generally reduce the value of mortgage loans and our interests that we continue to hold from our securitizations in our investment portfolio. For example, some of the interests we retain in connection with our securitizations are entitled to cash-flows that primarily represent the difference between the amount of interest collected on the underlying mortgage loans and the amount of interest payable to the holders of senior securities in the related securitization. In certain of these securitizations, the underlying mortgage loans generally have fixed interest rates for the first two or three years while the interest rate payable to holders of the senior securities is generally based on an adjustable London Inter-Bank Offered Rate, or LIBOR. In other securitizations, the underlying mortgage loans have variable interest rates that are based on indices other than LIBOR while the interest rate payable to holders of securities is generally based on LIBOR. If LIBOR increases during the time that the mortgage loans are fixed, or increases at a faster rate than the rate at which the underlying loans adjust, the income and value of our interests from these securitizations will be reduced. This would reduce the amount of cash we receive over the life of the loans in securitizations structured as financings and from our interests, and could require us to reduce the carrying value of these interests.

•	Rising interest rates will generally reduce the demand for residential real estate related services, including our brokerage and relocation services, which may reduce the income we receive from these services.

We are also subject to risks from decreasing interest rates. For example, a significant decrease in interest rates could increase the rate at which loans are prepaid, which also could require us to write down the value of some of our interests. Moreover, if prepayments are greater than expected, the cash we receive over the life of our mortgage loans held for investment and our interests would be reduced. Higher-than-expected prepayments could also reduce the value of our mortgage servicing rights and, to the extent the borrower does not refinance with us, the size of our servicing portfolio. Therefore, any such changes in interest rates could harm our revenues, profitability, financial condition and business prospects.

We use estimates and various assumptions in determining the fair value of certain of our assets, and in determining our allowance for loan losses. If our estimates or assumptions prove to be incorrect, we may be required to write down the value of these assets or increase our allowance for loan losses, either of which could adversely affect our earnings and financial condition.

We use estimates and various assumptions in determining the fair value of our mortgage servicing rights and interests that continue to be held from our securitizations, valuation of our mortgage loans held for sale and in determining our allowance for loan losses on our portfolio of mortgage loans held for investment and our business lending receivables. As of December 31, 2007, the value on our balance sheet of our mortgage servicing rights was approximately $4.7 billion and our interests that continue to be held from our securitizations were approximately $1.3 billion, and our allowance for loan losses on our mortgage loans held for investment was approximately $832.3 million and on our lending receivables was approximately $485.2 million, which includes decreases of $901.9 million in the most recently completed quarter for mortgage loans held for investment, primarily due to a $1.5 billion reduction of the allowance due to deconsolidation of mortgage loans held for investment in  securitization trusts, and an increase of $159.3 million for lending receivables. The value of these assets and the size of our loss allowances are functions of various estimates and assumptions we use, including delinquency, loss, prepayment speed and discount rate. These factors have been exacerbated by the continued decline of the domestic housing market, especially (but not exclusively) with regard to the nonprime sector, which has also caused significant stress on certain of our business lending customers. Our actual experience may differ materially from these estimates and assumptions. A material difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, financial condition and business prospects.

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

Our hedging strategies may not be effective in mitigating the risks related to changes in interest rates and could affect our profitability and financial condition, as could our failure to comply with hedge accounting principles and interpretations. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. There have been periods, and it is likely that there will be periods in the future, during which we incur losses after accounting for our hedging strategies. The success of our interest rate risk management strategy is largely dependent on our ability to predict the earnings sensitivity of our loan servicing and loan production activities in various interest rate environments. Our hedging strategies also rely on assumptions and projections regarding our assets and general market factors. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates or prepayment speeds, we may incur losses that could adversely affect our profitability and financial condition.

We remain exposed to credit risk associated with our business lending activities, including our warehouse lending activities, and declines in the value of the collateral securing these loans or negative developments affecting the borrower could adversely affect our profitability and financial condition.

Our business lending activities, including our warehouse lending activities, continue to expose us to potentially further losses. For example, if the value of the collateral against which we lend declines, we may suffer a loss if the collateral is unable to be sold in an amount sufficient to repay our loan and the borrower is unable to repay any shortfall. This risk is heightened because many of our business lending customers, especially our warehouse lending clients, have limited capital. Some of our business lending customers also borrow from other lenders and their inability to fulfill their obligations to those other lenders could cause defaults under our loans and increase the borrower’s financial distress. A business lending customer’s financial decline, especially if bankruptcy proceedings are commenced or it ceases operations, can also further impair the value of the collateral supporting our business lending arrangements. As a result of the continuing decline in the domestic housing market, especially (but not exclusively) in the nonprime sector, some of our business lending arrangements may be under-collateralized and certain of our business lending clients have or may cease operations or file for bankruptcy. If we are unable to realize sufficient value from the collateral underlying our business lending activities, our profitability and financial condition will be adversely affected.

Our profitability and financial condition could be adversely affected if the assumptions underlying our risk-based underwriting and pricing models prove to be incorrect.

Our loan underwriting process, including our Assetwise Directsm, Engenious® and other underwriting and pricing systems in each country and market in which we operate, depends heavily on risk-based pricing models. Because our risk-based pricing models are based primarily on standard industry loan loss data supplemented by our historical loan loss data and proprietary systems, and because the models cannot predict the effect of financial market and other economic performance factors, our risk-based pricing models may not be a complete and accurate reflection of the risks associated with our loan products. Certain of our loan products have proven to be more risky than our risk base pricing models predicted, which attributed to write downs of our mortgage loans held for sale as well as our retained interests from securitizations and negatively impacted our profitability and financial condition in 2007. If this continues, our profitability and financial condition could continue to be adversely affected.

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

When we sell loans through whole-loan sales or securitizations, we are required to make customary representations and warranties about the loans to the purchaser or securitization trust. Our whole-loan sale agreements generally require us to repurchase or substitute loans if we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its origination. Likewise, we are required to repurchase or substitute loans if we breach a representation or warranty in connection with our securitizations. The remedies available to a purchaser of mortgage loans may be broader than those available to us against the originating broker or correspondent lender. Also, originating brokers and correspondent lenders often lack sufficient capital to repurchase more than a limited number of such loans and numerous brokers and correspondents are no longer in business. If a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the seller of the mortgage loan to us or the borrower. Like others in our industry, we have experienced a material increase in repurchase requests. Significant repurchase activity could harm our profitability and financial condition.

General business and economic conditions may significantly and adversely affect our revenues, profitability and financial condition.

Our business and earnings are sensitive to general business and economic conditions in the United States and in the markets in which we operate outside the United States. These conditions include short-term and long-term interest rates, inflation, fluctuations in the debt capital markets, and the strength of national and local economies. We have been negatively impacted due to the significant stress in the residential real estate and related capital markets in 2007. If the rate of inflation were to increase, or if the debt capital markets or the economies of the United States or our markets outside the United States were to further weaken, we could continue to be adversely affected and it could become more expensive for us to conduct our business. For example, business and economic conditions that negatively impact household incomes or housing prices could further decrease the demand for our mortgage loans and the value of the collateral underlying our portfolio of mortgage loans held for investment and interests that continue to be held by the Company, and further increase the number of consumers who become delinquent or default on their mortgage loans. In addition, the rate of delinquencies, foreclosures and losses on our mortgage loans (especially our nonprime loans) as experienced in 2007 could be higher during more severe economic slowdowns. Any sustained period of increased delinquencies, foreclosures or losses could further harm our ability to sell our mortgage loans, the prices we receive for our mortgage loans or the value of our portfolio of mortgage loans held for investment or interests from our securitizations, which could harm our revenues, profitability and financial condition. Further adverse business and economic conditions could further impact demand for housing, the cost of construction and other related factors that could further harm the revenues and profitability of our business capital operations. For example, economic conditions that decrease demand for housing could adversely impact the success of a development project to which we have provided capital, which could adversely affect our return on that capital.

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

In addition, significant consolidation has occurred in recent years in the U.S. residential mortgage loan origination market. The largest 30 mortgage lenders combined had a 93.1% share of the residential mortgage loan origination market as of December 31, 2007, up from 61% as of December 31, 1999. Continued consolidation in the residential mortgage loan origination market may adversely impact our business in several respects, including increased pressure on pricing or a reduction in our sources of mortgage loan production if originators are purchased by our competitors, any of which could adversely impact our profitability.

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

We conduct a significant portion of our business outside the United States. In 2007, we derived approximately 14.3% of our net loss and 20.3% of our total assets from our businesses outside the United States. We recently entered markets in Spain as well as Australia. The risks associated with our operations outside the United States include:

•	country specific market conditions resulting in further asset valuation volatility and liquidity constraints;

•	multiple foreign regulatory requirements that are subject to change;

•	differing local product preferences and product requirements;

•	fluctuations in foreign currency exchange rates and interest rates;

•	difficulty in establishing, staffing and managing foreign operations;

•	differing legal and regulatory requirements;

•	potentially negative consequences from changes in tax laws; and

•	political and economic instability.

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

The value of our investment in model homes leased to builders, and in lots under option to builders, may be impaired at any time if builders exercise their option to terminate their leases, or terminate their purchase options. Impairments on model leases and lots under options may also be taken even though the builder has not terminated. During the period ended December 31, 2007, these terminations have occurred, and may continue to occur, when the value of the related assets has fallen from the values attributed to those assets at the commencement of the transaction with the builder.

A significant portion of our business is in the State of California, and our business may be significantly harmed by a slowdown in the economy or the occurrence of a natural disaster in California.

A significant portion of the mortgage loans we originate, purchase and service are secured by properties in California. As of December 31, 2007, approximately 17.4% of our mortgage loans held for investment and approximately 19.7% of the mortgage loans held in our servicing portfolio are secured by properties in California. A significant portion of our warehouse lending and business capital activities are also concentrated in California. As of December 31, 2007, approximately 11.6% of the underlying collateral for these lending receivables was in California.

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

Several states and cities in the United States are considering or have enacted laws, regulations or ordinances aimed at curbing so-called predatory lending practices. The U.S. government is also considering legislative and regulatory proposals in this regard. In general, these proposals involve lowering the existing federal Home

Ownership and Equity Protection Act thresholds for defining a “high-cost” loan, and establishing enhanced protections and remedies for borrowers who receive such loans. In addition, some of these laws and regulations provide for extensive assignee liability for whole loan buyers and securitization trusts. Because of enhanced risk, including to an entity’s reputation, many whole-loan buyers elect not to purchase any loan labeled as a “high cost” loan under any local, state or federal law or regulation. The rating agencies have also taken adverse action with respect to securitizations that include these “high-cost” loans. Accordingly, these laws and rules could severely constrict the secondary market for a portion of our loan production and effectively preclude us from continuing to originate or purchase loans that fit within the newly defined thresholds. For example, after the Georgia Fair Lending Act became effective in 2002, many lenders and secondary market buyers refused to finance or purchase Georgia mortgage loans and rating agencies refused to provide ratings for securitizations including such loans. As a result, we substantially reduced our mortgage loan production in Georgia until the law was amended a few months later. Moreover, some of our competitors that are national banks or federally chartered thrifts may not be subject to these laws and may, therefore, be able to capture market share from us and other lenders. We may not be able to similarly benefit from this federal preemption because our affiliate, GMAC Bank, is licensed as an industrial bank pursuant to the laws of Utah. Continued enactment of such state and local laws could increase our compliance costs, reduce our fee income and lower our mortgage loan production volume, all of which could harm our revenues, profitability and financial condition.

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

The scope of potential liability has increased for warehouse lenders and securitization underwriters because of recent legal developments. In June 2003, a California jury found a warehouse lender and securitization underwriter liable in part for fraud on consumers committed by a mortgage lender to whom it provided financing and underwriting services. The jury found that the investment bank was aware of the fraud and substantially assisted the mortgage lender in perpetrating the fraud by providing financing and underwriting services that allowed the lender to continue to operate, and held the investment bank liable for 10% of the plaintiff’s damages. If other courts or regulators adopt this theory, we may face increased litigation as we are named as defendants in lawsuits and regulatory actions against the mortgage companies with which we do business, which could harm our profitability, financial condition, reputation and business prospects. Some investment banks may also exit the business, charge more for warehouse lending or reduce the prices they pay for whole loans in order to build in the costs of this potential litigation. This could, in turn, restrict our access to capital and harm our profitability, financial condition and business prospects.

Enhanced reporting required by the Home Mortgage Disclosure Act may lead to increased litigation, investigations, media coverage and challenges to our reputation.

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

The expanded reporting does not provide for additional loan information, such as credit risk, debt-to-income ratio, loan-to-value ratio, documentation level or other salient loan features. As a result, there is a risk that this information could be misinterpreted and lead to increased litigation, investigations and enforcement actions by federal and state agencies, especially with respect to compliance with equal credit and fair lending laws. This increased reporting has also attracted media coverage and governmental inquiries, including with respect to our information, and further media coverage and government inquiries are possible. An adverse result in any legal action or proceeding, investigation or negative media coverage, could adversely affect our business or reputation.

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

Certain of our owners are subject to a regulatory agreement that may affect our control of GMAC Bank.

On February 1, 2007, Cerberus FIM, LLC, Cerberus FIM Investors LLC and FIM Holdings LLC (collectively, “FIM Entities”), submitted a letter to the FDIC requesting that the FDIC waive certain of the requirements contained in a two-year disposition agreement between each of the FIM Entities and the FDIC. The agreement was entered into in connection with the sale by General Motors of 51% of the equity interests in GMAC to a consortium of investors led by Cerberus FIM Entities and including wholly-owned subsidiaries of Citigroup Inc., Aozora Bank Ltd. and PNC Financial Services Group, Inc. The sale resulted in a change of control of GMAC Bank, an industrial loan corporation, which required the approval of the FDIC. At the time of the sale, the FDIC had imposed a moratorium on the approval of any applications for deposit insurance or change of control notices. As a condition to granting the application in connection with the change of control of GMAC Bank during the moratorium, the FDIC required each of the FIM Entities to enter into a two-year disposition agreement. As previously disclosed by the FDIC, that agreement requires, among other things, that by no later than November 30, 2008 the FIM Entities complete one of the following actions: (1) become registered with the appropriate federal banking agency as a depository institution holding company pursuant to the Bank Holding Company Act or the Home Owners’ Loan Act, (2) divest control of GMAC Bank to one or more persons or entities other than prohibited transferees, (3) terminate GMAC Bank’s status as an FDIC-insured depository institution or (4) obtain from the FDIC a waiver of the requirements set forth in this sentence on the ground that applicable law and FDIC policy permit similarly situated companies to acquire control of FDIC-insured industrial banks; provided that no waiver request could be filed prior to January 31, 2008 unless, prior to that date, Congress enacted legislation permitting, or the FDIC by regulation or order authorizes, similarly situated companies to acquire control of FDIC-insured industrial banks after January 31, 2007. We cannot give any assurance that the FDIC will approve the FIM Entities’ waiver request, or, if it is approved, that it will impose no conditions on our retention of GMAC Bank or on its operations. However, it is worth noting that the House of Representatives has passed a bill that would permit the FIM Entities to continue to own GMAC Bank. The Senate Banking Committee has approved a bill that would have the same effect. If the FDIC does not approve the waiver we could be required to sell GMAC Bank or cause it to cease to be insured by the FDIC, or we could be subject to conditions on our retention of GMAC Bank or on its operations in return for the waiver. Requiring us to dispose of GMAC Bank or relinquish deposit insurance would, and imposition of such conditions might, materially adversely affect our access to low cost liquidity and our business and operating results.

Item 1B.  UNRESOLVED STAFF COMMENTS.

None

Item 2.  PROPERTIES.

Our primary executive and administrative offices are located in Minneapolis, Minnesota. The Residential Finance Group’s executive and administrative offices are located in Fort Washington, Pennsylvania and Minneapolis, Minnesota. In Fort Washington, we lease 450,000 square feet of office space pursuant to a lease that expires in November 2019. In Minneapolis, we continue to occupy and lease approximately 245,000 square feet of office space under leases that expire between March 2013 and December 2013.

The majority of all other office locations support our administrative, loan production and loan servicing activities for the Residential Finance Group and most are located in Texas, California and New Jersey. The office locations are principally occupied and leased by us and our subsidiaries over one- to ten- year lease terms. We also lease office space in the United Kingdom and other international locations to support the operations of the International Business Group.

On October 17, 2007, we announced a restructuring plan that has resulted in us exiting certain properties in 2007, many of which we continue to be contractually obligated by lease contracts and have been, or are in the process of being, subleased or re-negotiated.

In addition to the properties described above, we lease space for our branch offices throughout the United States and for our operations outside the United States. We believe that our facilities are adequate for us to conduct our present business activities.

Item 3.  LEGAL PROCEEDINGS.

We are subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against us. In addition to the legal proceedings described below, we are a party to various legal proceedings arising in the ordinary course of our business, some of which purport to be class actions. A final outcome in any of these legal proceedings, if unfavorable, could have a material adverse effect on our business, reputation, results of operations or financial condition.

Kessler.  This putative class action was consolidated for settlement purposes with five other cases, all alleging that the plaintiffs obtained second-lien mortgage loans from either Community Bank of Northern Virginia or Guaranty National Bank of Tallahassee and that they were charged interest rates and fees violating the Pennsylvania Secondary Mortgage Loan Act. Plaintiffs additionally claim that the banks were not the actual lenders, but rather that the banks “rented” their banking charters to affiliates for the purpose of facilitating the assessment of “illegal” fees. They further allege that the affiliates either split the fees or kicked back the fees in violation of the Real Estate Settlement Procedures Act (“RESPA”). Plaintiffs sought to hold our subsidiary liable primarily on the basis that the subsidiary was an assignee of the mortgage loans. In December 2003, the U.S. District Court for the Western District of Pennsylvania gave its final approval to a proposed $41.1 million settlement for all six cases, inclusive of attorney fees. The settlement contemplated payment to approximately 44,000 borrowers nationwide. A group of seven plaintiffs’ class action counsel (“Objectors”) appealed the settlement in part on the grounds that the underlying litigation did not address possible Truth in Lending Act (“TILA”) or Home Ownership and Equity Protection Act (“HOEPA”) claims. In August 2005, the U.S. Court of Appeals for the Third Circuit vacated the district court’s approval of the settlement and remanded the matter to the district court to determine whether such claims were “viable”. The parties and the Objectors then briefed the issue of the “viability” of the TILA and HOEPA claims within this particular litigation. In July 2006, the parties amended the proposed settlement to address the Third Circuit’s concerns, and in October 2006, the trial court held that the purported TILA and HOEPA claims were not viable. In November 2006, the parties filed a motion seeking preliminary approval of the settlement, as amended. In late March 2007, the parties and the Objectors attended a hearing before a court-appointed magistrate to present arguments pertaining to the fairness and reasonableness of the proposed amended settlement. On July 5, 2007, the magistrate issued an advisory opinion ruling that the proposed modified settlement is “fair, reasonable, and adequate.” Following an October 9, 2007 hearing, the trial court on January 25, 2008 entered an order: (1) certifying the nationwide settlement class; (2) preliminarily approving the modified settlement; and (3) ordering that the settling parties give notice of the modified settlement to the settlement class, along with a new right of opt-out. If the settlement is not finally approved or is otherwise undone as a result of opt-outs or objections, our subsidiary intends to vigorously defend against these claims.

Murray.  This putative statewide class action was filed against our subsidiary in the United States District Court for the Northern District of Illinois in March 2005. Plaintiff’s counsel alleges that our subsidiary, in sending a “pre-approved offer” to the plaintiff, accessed the plaintiff’s credit report without authorization from the plaintiff and without a “permissible purpose” under the Fair Credit Reporting Act (“FCRA”) since the material allegedly did not qualify as a “firm offer of credit.” It also alleges that the material failed to make FCRA required notices and disclosures in a “clear and conspicuous” manner. Plaintiff seeks statutory penalties for an allegedly willful violation of the statute. Class certification was denied by the district court, but that decision was reversed on appeal and the matter remanded to the district court for further proceedings, including amended cross-motions for summary judgment as well as a renewed motion for class certification. On April 10, 2007, the district court certified a narrow class limited to those residents of Will County, Illinois who received the mailer in question during the fall of 2004 and who can be identified from any available mailing list. The district court also granted in part and denied in part each of the parties’ summary judgment motions, opining that the mailer in question did not constitute a firm offer of credit, entering judgment in favor of our subsidiary on the clear and conspicuous disclosure issue, and finding a genuine issue of fact with respect to whether the alleged violation of FCRA could be said to be willful. On June 5, 2007, our subsidiary filed a motion for reconsideration on the willfulness issue based upon the U.S. Supreme Court decision in Safeco Ins. Co., et al. v. Burr, et al. Upon reconsideration, on July 2, 2007, the district court vacated its order certifying the class and granted our subsidiary’s motion for summary judgment on the willfulness issue, entering judgment on behalf of our subsidiary. Plaintiffs have filed an appeal, which our subsidiary intends to vigorously contest.

Parthiban.  The putative class action was filed against our subsidiary in the United States District Court for the Central District of California in August 2005. This litigation seeks to recover for essentially the same conduct alleged in Murray although for a later class period and on behalf of a putative nationwide class that excludes any residents of Will County, Illinois. The district court granted our subsidiary’s motion to dismiss in part, striking four counts seeking declaratory and injunctive relief, and permitted the case to go forward on the same “firm offer of credit” claims present in Murray. (The plaintiff has voluntarily withdrawn her “clear and conspicuous” disclosure claims.) On June 28, 2007, while a class certification motion was pending and summary judgment motions had not yet been filed, the parties reached a settlement agreement in principle. The court preliminarily approved the settlement on September 13, 2007 with respect to a settlement class of 1.4 million members, each of whom is to be offered a free credit report and one year of free credit monitoring. Our subsidiary agreed not to contest an award of class counsel’s fees up to $1.1 million. As the hearing on final approval continued on January 7, 2008, the court approved the settlement and awarded attorney’s fees in the amount of $967,700.

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

Our subsidiary is an assignee. The plaintiffs contend that our subsidiary is strictly liable for the lender’s (Mortgage Capital Resources Corporation) alleged SMLA violations pursuant to the assignee provisions of HOEPA.

The Mitchell case involves approximately 258 Missouri second mortgage loans made by Mortgage Capital Resources Corporation and assigned to our subsidiary. The Plaintiffs and the class sought approximately $6.7 million in actual and statutory damages plus prejudgment interest, attorney’s fees and expenses. The plaintiff’s counsel sought a contingent fee of approximately 40% plus litigation expenses. In addition plaintiffs will seek prejudgment interest and punitive damages.

The parties participated in a mediation in August 2007 without success. Mortgage Capital Resources Corporation is currently in the process of being liquidated in a Chapter 7 bankruptcy. Our subsidiary terminated its relationship with Mortgage Capital Resources Corporation in early May 2000. The case went to trial in state court in Kansas City, Missouri beginning on December 3, 2007. On January 4, 2008, a jury verdict was returned that our subsidiary pay $4.3 million in compensatory damages and $92 million in punitive damages. Our subsidiary intends to appeal and to vigorously contest the punitive damage award.

Federal Trade Commission.  The Federal Trade Commission has been conducting a review of certain business practices of one of our subsidiaries, including its servicing and lending operations. On September 26, 2007, the FTC informed us by letter that they believe there is statistical evidence that some of our subsidiary’s lending practices may violate certain fair lending laws. On November 9, 2007, the FTC provided us with information regarding how they conducted their analysis. We evaluated the data and provided the FTC with our written response on January 8, 2008. We believe that we have conducted our business in compliance in all material respects with applicable fair lending laws. If the FTC is able to establish that a violation of the fair lending laws has occurred, they may seek an injunction prohibiting future violations, require our subsidiary to change its lending practices or impose fines and other monetary penalties, which could be substantial.

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

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In millions)

Statement of Income Data:
Interest income	$7,567.9	$8,169.0	$5,797.1	$4,990.9	$3,482.7
Interest expense	6,560.9	6,460.2	3,872.1	2,405.0	1,402.7

Net interest income	1,007.0	1,708.8	1,925.0	2,585.9	2,080.0
Provision for loan losses	2,595.1	1,334.1	651.8	842.9	453.5

Net interest (loss) income after provision for loan losses	(1,588.1)	374.7	1,273.2	1,743.0	1,626.5
(Loss) gain on sale of mortgage loans, net	(331.7)	890.2	1,036.7	696.9	1,746.3
Servicing fees	1,790.4	1,583.7	1,416.3	1,294.3	1,185.7
Amortization and impairment of servicing rights	—	—	(762.0)	(1,003.3)	(2,014.9)
Servicing asset valuation and hedge activities, net	(543.7)	(1,100.2)	17.2	214.9	507.2

Net servicing fees (loss)	1,246.7	483.5	671.5	505.9	(322.0)
(Loss) gain on investment securities, net	(747.8)	68.7	236.4	63.7	(222.8)
Real estate related revenues, net	218.4	593.0	708.0	621.9	487.8
(Loss) gain on sale of equity investments	(0.5)	414.5	4.2	27.3	12.6
Gain on extinguishment of debt	521.1	—	—	—	—
(Loss) gain on foreclosed real estate	(401.7)	(56.0)	38.7	21.2	22.3
Automotive operating lease income	510.9	34.4	—	—	—
Other income	203.8	219.5	266.6	286.8	375.8

Total net revenue	(368.9)	3,022.5	4,235.3	3,966.7	3,726.5
Compensation and benefits	1,224.6	1,206.3	1,406.9	1,216.5	1,188.8
Professional fees	254.1	273.1	212.4	224.7	169.4
Data processing and telecommunications	202.3	189.1	199.9	191.1	189.3
Advertising	120.2	152.8	158.7	151.4	127.7
Occupancy	146.3	137.7	121.3	107.6	99.6
Goodwill impairment	454.8	—	—	—	—
Restructuring	126.6	—	—	—	—
Depreciation expense on automotive lease income	308.0	19.7	—	—	—
Other	1,026.7	618.2	509.2	465.1	585.8

Total expenses	3,863.6	2,596.9	2,608.4	2,356.4	2,360.6

(Loss) income before income tax expense (benefit) and minority interest	(4,232.5)	425.6	1,626.9	1,610.3	1,365.9
Income tax expense (benefit)	19.8	(289.2)	606.3	642.1	509.1

(Loss) income before minority interest	(4,252.3)	714.8	1,020.6	968.2	856.8
Minority interest	94.0	9.7	—	—	—

Net (loss) income	$(4,346.3)	$705.1	$1,020.6	$968.2	$856.8

	As of December 31,
	2007	2006	2005	2004	2003
	(In millions)

Balance Sheet Data:
Total assets	$88,190.7	$135,586.8	$118,885.1	$94,349.5	$78,559.6
Affiliate borrowings	—	—	5,177.5	10,006.2	10,683.9
Collateralized borrowings in securitization trusts	16,145.7	53,299.5	56,097.8	50,708.5	39,415.6
Other borrowings	46,184.2	59,880.4	42,300.5	23,703.7	20,647.6
Total borrowings	62,329.9	113,179.9	103,575.8	84,418.4	70,747.1
Total equity	6,030.1	7,622.1	7,464.0	4,365.7	3,186.0

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We conduct our operations and manage and report our financial information primarily through three operating business segments. The following table summarizes the operations of each of these business segments for the periods ended December 31, 2007, 2006 and 2005. Operating results for each of these business segments are more fully described in the sections that follow.

Year Ended December 31,	2007	2006	2005
	(In thousands)

Net (loss) income
Residential Finance Group	$(3,759,195)	$(348,793)	$695,047
Business Capital Group	(438,836)	398,687	200,577
International Business Group	(622,297)	170,040	90,089

•	Residential Finance Group. Our Residential Finance Group originates, purchases, sells, securitizes and services residential mortgage loans in the United States. The segment originates mortgage loans through a retail branch network, direct lending centers and mortgage brokers. In addition, the segment purchases residential mortgage loans from correspondent lenders and other third-parties and provides warehouse lending. The loans produced or purchased by this segment cover a broad credit spectrum. Prime credit quality loans that are produced in conformity with the underwriting guidelines of Fannie Mae and Freddie Mac are generally sold to one of these government-sponsored enterprises in the form of agency guaranteed securitizations. This segment also produces a variety of loans that do not conform to the underwriting guidelines of Fannie Mae and Freddie Mac. These loans include prime non-conforming, nonprime and prime second-lien loans, which are generally securitized though the issuance of non-agency mortgage-backed and mortgage related asset-backed securities. These activities, however, have been significantly reduced in response to market conditions. This segment also provides collateralized lines of credit to other originators of residential mortgage loans, which we refer to as warehouse lending. This activity has also been reduced during 2007. Our limited banking activities through the mortgage division of GMAC Bank and our real estate brokerage and relocation business are included in this segment. This segment generated approximately 86.5% of our recorded net loss in 2007.

•	Business Capital Group. Our Business Capital Group provides financing and equity capital to residential land developers and homebuilders and financing to resort developers. Due to current market conditions, the origination activities of this business are limited. This segment generated approximately 10.1% of our recorded net loss in 2007.

•	International Business Group. Our International Business Group includes substantially all of our operations outside of the United States. This segment generated approximately 14.3% of our recorded net loss in 2007.

Our other business operations include the automotive division of GMAC Bank and our Mexican distressed asset business (which we sold in the first quarter of 2005), none of which is significant to our results of operations. The revenues and expenses of the automotive division of GMAC bank are eliminated from our net results through minority interest. These businesses are included with certain holding company activities and other adjustments to conform the reportable segment information to our results of operations.

Our management, as well as the management of GMAC, are currently investigating various strategic alternatives related to all aspects of our business. These strategic alternatives include potential acquisitions as well as dispositions, alliances, and joint ventures with a variety of third parties with respect to some of our businesses. We are in various stages of discussions with respect to certain of these alternatives, including, in some cases, execution of confidentiality agreements, indications of interest, non-binding letters of intent and other exploratory activities such as preliminary and confirmatory due diligence and conceptual discussions. Both GMAC and we also have engaged advisers to explore the sale of certain parts of our operations. There are currently no substantive binding contracts, agreements or understandings with respect to any particular transaction. Further, there can be no assurances that any of these strategic alternatives will occur, or if they do, that they will achieve their anticipated benefits.

Overview

During 2007, the mortgage and capital markets have experienced severe stress due to credit concerns and housing market contractions in the United States. During the second half of the year, these negative market conditions spread to the foreign markets in which we operate, predominantly in the United Kingdom and Continental Europe, and to the residential homebuilders domestically. The reduced accessibility to cost-efficient capital in the secondary markets has made the residential mortgage industry even more capital intensive. In the short-term, it is probable the mortgage industry will continue to experience both declining mortgage origination volumes and reduced total mortgage indebtedness due to the deterioration of the nonprime and non-conforming mortgage market. Due to these market factors, including interest rates, the business of acquiring and selling mortgage loans is cyclical. We do not expect the current market conditions to turn favorable in the near term.

The persistence of the global dislocation in the mortgage and credit markets referred to above may continue to negatively affect the value of our mortgage related assets. These markets continue to experience greater volatility, less liquidity, widening of credit spreads, repricing of credit risk and a lack or price transparency. We operate in these markets with exposure to loans, trading securities, derivatives and lending commitments. Our access to capital markets continues to be restricted, both domestically and internationally, impacting the renewal of certain facilities and our cost of funding. It is difficult to predict how long these conditions will exist and which markets, products and businesses will continue to be affected. Accordingly, these factors could continue to adversely impact our results of operations in the near term.

We have experienced a series of credit downgrades with the rating agencies during 2007 and 2008 due to the disruption in the capital markets. The actions of the rating agencies triggered an increase in our cost of funds due to the step up in coupon on our unsecured debt. A rating agency downgrade on February 22, 2008, resulted in an additional and final step-up of 50 basis points to our senior unsecured debt. We have also been impacted by margin calls and changes to advance rates on our secured facilities.

Our continued focus is to ensure we effectively manage our liquidity and capital requirements within the current market conditions and align our operations for long-term growth opportunities. We continue to manage our balance sheet to reduce credit, interest rate and liquidity risk where possible.

Our business is dependent on our sources of liquidity and funding. In response to these market conditions we have significantly reduced our mortgage loan production volume during the second half of 2007 and focused our new product volume on prime conforming residential mortgage loans and loans that have secondary markets for ultimate sale. We sell almost all of our prime conforming residential mortgage loans to Fannie Mae or Freddie Mac in the form of agency-sponsored mortgage-backed securitizations. As our cost of funding has increased during 2007, access to these secondary markets remains a critical source of liquidity. For other loan types, we have managed our liquidity through access to secured and unsecured aggregation facilities and our own securitizations. We have also increased our loan production through GMAC Bank, which offers a competitive cost of funding. In addition, GMAC entered into an agreement with a financial service lender pursuant to which the entity has committed to provide various asset-backed funding facilities. A portion of this facility is available to us.

During the year, we received capital contributions from GMAC of $2.7 billion, including $2.0 billion of cash and $0.7 billion through the forgiveness of our debt, which GMAC repurchased in the open market at a discount during the fourth quarter of 2007. In addition, we sold substantially all of the assets and operations comprising our healthcare finance business to GMAC Commercial Finance LLC, a wholly owned subsidiary of GMAC, for which we received $900.5 million.

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

We fund a large portion of our business assets in the capital markets using securitization structures. These structures can take the form of on-balance sheet financings or off-balance sheet transactions. Economically, the two structures yield similar results. The form of the securitization is largely driven by prevailing capital market pricing conditions based on the market’s appetite and willingness to invest in different types of risk. We continually evaluate our strategy and the amount of interests that continue to be held by us from our off-balance sheet securitizations in light of market conditions. As an example, as we monitor how the secondary market reacts to changing conditions, we may structure our loan sales and securitizations such that we retain no residual interests in the loans we sell if we believe the market pricing is attractive or it would assist us with our retained risk profile.

During the year, we have steadily reduced our exposure to nonprime and non-conforming loans through changes to product pricing and changing our product offerings and targeted asset sales. To further this initiative, we completed the sales of residual cash flows related to a number of on-balance sheet securitizations and we completed other actions with respect to these transactions to be structured as a sales transaction. These actions resulted in the deconsolidation of the related securitization trusts and the removal of $25.9 billion of mortgage loans held for investment, net of the related allowance for loan losses of $1.5 billion, and $26.6 billion of collateralized borrowings.

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

We are subject to varying degrees of credit risk in connection with our residual interests from off-balance sheet securitizations, our portfolio of mortgage loans held for investment and our lending receivables. We monitor our credit risk closely as it impacts the value of these assets and we seek to mitigate this risk through our risk-based pricing, appropriate underwriting policies and loss mitigation strategies. We use detailed credit loss estimation methodologies for determining the allowance for loan losses and for input into cash flow estimates for valuing residual interests from off-balance sheet securitizations. We update our credit loss assumptions regularly to reflect our actual experience as well as current economic conditions.

On October 17, 2007, we announced a restructuring plan that would reduce our workforce, streamline our operations and revise our cost structure to enhance our flexibility, allowing us to scale operations up or down more rapidly to meet changing market conditions. The restructuring plan announced included reducing the worldwide workforce by approximately 25%, or by approximately 3,000 associates, with the majority of these reductions occurring in the fourth quarter of 2007. In the fourth quarter, we incurred pre-tax restructuring costs related to severance and related costs associated with the workforce reduction of $58 million, contract termination costs related to the closure of facilities of $46 million and fixed asset write-downs of $23 million. The total restructuring charge of $127 million exceeded initial estimates of between $90 and $110 million due to unanticipated fixed asset write-downs and facility costs connected with certain workforce reductions. We believe we incurred substantially all of the restructuring costs in the fourth quarter of 2007 and that the plan will be operationally complete by mid 2008. As a result of a fully executed restructuring plan, we project we will realize annual cost reductions of $160 million in compensation and benefits and a further $25 million of reduced rent and asset depreciation.

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

On- and Off-Balance Sheet Arrangements

We enter into both on- and off-balance sheet securitizations as well as other on- and off-balance sheet structured investment activities. These other arrangements are primarily limited to collateralized debt obligations.

Securitizations

Securitizations that are structured as sales provide a onetime contribution to our financial results — or a gain (loss) on sale — when the mortgage loans and related securities are sold into the securitization trust. We refer to these transactions as “off-balance sheet” securitizations. We determine the gain on sale by allocating the carrying value of the underlying mortgage loans between loans sold and the interests retained, based on relative fair values and the fair value of mortgage service rights. The gain recognized is the difference between the sum of the cash proceeds of the securitization plus the fair value of the interests that continue to be held by us, if any, and the allocated carrying value of the loans sold. Our estimate of the fair value of our interests that continue to be held by us in these off-balance sheet securitizations requires us to exercise significant judgment as to the timing and amount of future cash flows from the interests that continue to be held by us. We are exposed to credit risk from the underlying mortgage loans in off-balance sheet securitizations to the extent we retain subordinated interests. Changes in expected cash flows from an off-balance sheet securitization resulting from changes in expected net credit losses will impact the value of our subordinated interests that continue to be held by us and those changes are recorded as a component of investment gain or loss.

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

At December 31, 2007, the balance sheet includes the consolidation of certain securitization trusts that primarily include mortgage loans held for investment and related collateralized borrowings. The investors in these securitization trusts have no recourse to our other assets beyond the assets inside the securitization trusts. At December 31, 2007, total assets, after allowance for loan losses, relating to on-balance sheet securitization trusts totaled $16.8 billion while the related total liabilities of the on-balance sheet securitization trusts were $16.3 billion. If every asset underlying these on-balance sheet securitizations were deemed to be completely uncollectable, we would incur an economic loss of approximately $0.5 billion (or 3.0 % of the total assets after allowance for loan losses). In addition, our balance sheet includes unsecuritized mortgage loans in our held for investment portfolio. As of December 31, 2007, this portfolio of unsecuritized mortgage loans was $25.7 billion, prior to the allowance for loan losses, of which approximately $6.2 billion consisted of nonprime mortgage loans.

Other arrangements

We have transactional activity with special purpose entities that do not meet the qualified special purpose entity criteria and/or sale accounting under SFAS No. 140 because their permitted activities are not limited or as transferor we maintained effective control of assets held by the special purpose entities. Other than on-balance sheet securitizations, our most significant involvement in this type of transactional activity is Collateralized Debt Obligations (“CDOs”). These structures are primarily variable interest entities, which are accounted for as on- or off- balance sheet based on our status as primary beneficiary.

The primary risk of CDOs is the incidence of default in the underlying collateral, which includes various types of securities in turn secured by residential mortgage loans. If losses exceed the amount of the equity tranche, additional losses are passed on to the mezzanine tranches and then the senior tranches. The equity class receives excess spread (i.e. the difference between the interest received on the collateral and the interest paid to bondholders net of losses and fees). We maintain equity and subordinated investments in these CDOs with an aggregate fair value of approximately $12 million. The secured notes are payable solely from the collateral assets. If a deal trigger occurs (i.e. an amortization event) this will result in redirection of CDO cash flows to senior classes. Our economic exposure is limited to the equity and subordinated debt positions we retain in these structures.

As disclosed in Note 17 Variable Interest Entities of our financial statements include herein, we are the primary beneficiary of certain of these CDOs, and as such, consolidate the entity in accordance with FIN No. 46R, Consolidation of Variable Interest Entities. The assets in those entities totaled $362.8 million at December 31, 2007.

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

Net Servicing Fees

We define the classes of servicing rights based both on the availability of market inputs and the manner in which we manage the risks of our servicing assets and liabilities. As of January 1, 2006, we adopted Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). As a result, effective January 1, 2006, our mortgage service rights are carried at fair value. Prior to January 1, 2006, mortgage service rights were carried at lower of cost or fair value. Sufficient market inputs exist to determine the fair value of our recognized servicing assets and liabilities. We recognize net revenue related to mortgage servicing rights in the following income statement line items:

•	Servicing fees — the income earned for servicing a loan. This includes the contractual servicing fee as well as ancillary servicing items such as late fees. Servicing fees are generally calculated as a percentage of the loan balance.

•	Amortization and impairment of servicing rights — an expense item that amortizes the capitalized mortgage servicing right over the estimated life of the servicing cash flows expected to be received from servicing the mortgage loan. Impairment relates to charges taken for temporary impairment of the mortgage servicing rights. The adoption of SFAS No. 156 eliminated the amortization and impairment of servicing rights.

•	Servicing asset valuation and hedge activities — changes in valuation inputs or assumptions used in the valuation models include all changes due to a revaluation by a model or by a benchmarking exercise. This line item also includes changes in fair value due to a change in valuation assumptions and/or model calculations. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic run-off of the portfolio. In addition this line includes the income statement effect of financial instruments hedging the mortgage servicing rights for both economic and accounting hedges as well as any related fair value adjustment of the mortgage servicing rights resulting from the application of hedge accounting prior to the adoption of SFAS No. 156.

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

Valuation of Mortgage Servicing Rights

Mortgage servicing rights represent the capitalized value of the right to receive future cash flows from the servicing of mortgage loans. Mortgage servicing rights are a significant source of value derived from originating or acquiring mortgage loans. Because residential mortgage loans typically contain a prepayment option, borrowers often elect to prepay their mortgage loans by refinancing at lower rates during declining interest rate environments. When this occurs, the stream of cash flows generated from servicing the original mortgage loan is terminated. As such, the market value of mortgage servicing rights is very sensitive to changes in interest rates, and tends to decline as market interest rates decline and increase as interest rates rise. However, the relationship between interest rates and prepayment speeds is minimized for nonprime products due to the significant reduction in the nonprime mortgage market and the inability for the borrowers to refinance. At December 31, 2007, approximately 5.1% of our mortgage servicing rights are nonprime.

We capitalize mortgage servicing rights on residential mortgage loans that we have originated and purchased based upon the fair market value of the servicing rights associated with the underlying mortgage loans at the time the loans are sold or securitized. We capitalize purchased mortgage servicing rights at cost (which approximates the estimated fair market value of such assets).

Effective January 1, 2006, mortgage servicing rights are carried at fair value.

Prior to 2006, the carrying value of mortgage servicing rights was dependent upon whether the rights were hedged. We carried mortgage servicing rights that received hedge accounting treatment at fair value. Changes in fair value were recognized in current period earnings, which were generally offset by changes in the fair value of the underlying derivative if the changes in the value of the asset and derivative were highly correlated. Mortgage servicing rights that did not receive hedge accounting treatment were carried at the lower of cost or fair value. We evaluated mortgage servicing rights for impairment by stratifying our portfolio on the basis of the predominant risk characteristics (mortgage product type and interest rate). To the extent that the carrying value of an individual tranche exceeded its estimated fair value, the mortgage servicing rights asset was considered to be impaired. We recognized impairment that was considered to be temporary through the establishment of (or an increase in) a valuation allowance, with a corresponding unfavorable effect on earnings. If it was later determined that all or a portion of the temporary impairment no longer existed for a particular tranche, we reduced the valuation allowance, with a favorable effect on earnings. If the impairment was determined to be other than temporary, the valuation allowance was reduced along with the carrying value of the mortgage servicing right.

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

The assumptions used in modeling expected future cash flows of mortgage servicing rights have a significant impact on the fair value of mortgage servicing rights and potentially a corresponding impact to earnings. For example, a 10% increase in the prepayment assumptions would have negatively impacted the fair value of our mortgage servicing rights asset by $265.4 million, or approximately 5.6%, as of December 31, 2007. The calculation assumes that a change in the prepayment assumption would not impact other modeling assumptions. In reality, changes in one factor may result in changes in another, which might magnify or mitigate the sensitivities. In addition, the factors that may cause a change in the prepayment assumption may also positively or negatively impact other areas of our operations (for example, declining interest rates, while increasing prepayments, would likely have a positive impact on mortgage loan production volume and gains recognized on the sale of mortgage loans).

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

Similar to mortgage servicing rights, changes in model assumptions can have a significant impact on the carrying value of interests in securitized assets. Note 16 to the audited consolidated financial statements summarizes the impact on the fair value due to a change in key assumptions for the significant categories of interests in securitized assets as of December 31, 2007 and 2006.

Results of Operations

Consolidated Results

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Our net loss was $4.3 billion in 2007, compared to net income of $705.1 million in 2006. Our 2007 results were adversely affected by domestic economic conditions, including increases in delinquencies on our mortgage loans held for investment portfolio and a significant deterioration in the securitization and residential housing markets. In addition, during the second half of 2007 we began to experience a downturn in certain foreign mortgage and capital markets.

The adverse economic conditions that negatively impacted our results included the following:

•	The capital and secondary markets have experienced continued stress throughout 2007. These markets have offered a declining appetite for mortgage-related products, particularly nonprime products, causing limited market liquidity. In response to these market conditions, our loan production decreased 35.3% in 2007. The decrease in our loan production is reflective of our inability to sell or otherwise fund our loan production in the capital and secondary markets, and further negatively impacts our ability to generate income and cash flow.

•	Interest rates continued to increase during the first half of 2007. Rising interest rates negatively impact mortgage affordability. In addition, long-term rates remained low during this period relative to short-term rates (i.e., a flattening of the yield curve) and, in some instances, have been lower than short-term rates (i.e., an inverted yield curve). This results in a reduction in our net interest margin and generally has a negative effect on our hedging results. Interest rates began to fall in the second half of 2007, specifically, short-term rates declined faster than long-term rates (i.e. steepening of the yield curve). However, this positive impact was more than offset by liquidity concerns in the secondary markets and stricter mortgage underwriting guidelines.

•	Housing prices in many parts of the United States have also declined or stopped appreciating, after extended periods of significant appreciation, which increased the actual and estimated losses related to our loans. We have experienced an increase in loan delinquencies causing us to record a significant provision for loan losses and an increase in nonaccrual loans as a percentage of our mortgage loans held for investment and lending receivable portfolios. A reduction in home sales and an increase in the inventory of homes for sale are also increasing the estimated number of loans that we expect to ultimately foreclose upon and estimated incurred losses. The domestic housing market slowdown has also negatively impacted our real estate related activities.

These economic conditions resulted in lower net interest margins, higher provision for loan losses, lower gain on sale margins and loan production, decline in fair value of our mortgage loans held for sale and trading securities portfolios, real estate investment impairments and reduced gains on dispositions of real estate acquired through foreclosure. As these market conditions persist, these unfavorable impacts on our results of operations may continue.

Our mortgage loan production in 2007 was $122.5 billion, a decrease of 35.3% from $189.4 billion in 2006. Our domestic loan production decreased 41.9% in 2007, while international loan production increased 2.9%. Our domestic loan production decreased due to a decline in our nonprime, prime non-conforming and prime second-lien products as a result of stricter mortgage underwriting guidelines in response to market conditions. In 2007, our domestic nonprime loan production decreased 86.3%, and was effectively eliminated in the second half of the year. Our international production increased primarily due to growth in Continental Europe.

Net interest income was $1.0 billion in 2007, compared to $1.7 billion in 2006, a decrease of $701.8 million, or 41.1%. Our interest income decreased $601.2 million, or 7.4%, primarily due to a decline in mortgage loan asset balances, lower warehouse lending balances and an increase in non-accrual loans caused by higher delinquency rates. The decrease in interest income from our mortgage assets was primarily due to lower 2007 loan production, continued portfolio run-off and deconsolidation of $27.4 billion in securitization trusts in 2007. Lending receivable interest income decreased as a result of significantly lower outstanding receivable balances due to market conditions, customer bankruptcies and defaults, and a strategic decision to further reduce our warehouse lending business in 2007. The increase in interest expense in 2007 was primarily driven by unfavorable capital market conditions, resulting in lower advance rates on our funding facilities and an increase in our cost of funds on our unsecured debt due to the step up in coupon resulting from ratings downgrades, partially offset by lower average borrowings. The consolidation of the automotive division of GMAC Bank contributed to an increase in interest income of $279.9 million and interest expense of $253.8 million in 2007.

The provision for loan losses was $2.6 billion in 2007, compared to $1.3 billion in 2006. The increase was primarily driven by the continued deterioration in the domestic housing market. As a result, the severity and frequency of estimated losses related to delinquent loans increased and additional specific and general reserves were required in the real estate and business lending portfolios. Mortgage loans held for investment past due 60 days or more increased to 13.3% of the total unpaid principal balance as of December 31, 2007, from 12.5% at December 31, 2006. The decline in home prices in certain areas of the United States increased the estimated inherent losses for loans expected to result in foreclosure. The mortgage loan held for investment allowance for loan losses decreased to 1.97% of total mortgage loans held for investment as of December 31, 2007, compared to 2.17% of total mortgage loans held for investment as of December 31, 2006. This decrease was primarily due to the deconsolidation of securitization trusts during 2007 and the removal of approximately $1.5 billion in allowance for loan losses, most of which related to our nonprime mortgage loan held for investment portfolio. As a result of the deconsolidations, we anticipate lower provisions for loan losses in the future. The same economic conditions impacting our mortgage loans held for investment portfolio resulted in severe financial stress for certain warehouse lending customers. As a result, the lending receivable allowance for loan losses increased to 5.46% of total lending receivables as of December 31, 2007, compared to 2.66% of total lending receivables as of December 31, 2006.

Loss on the sale of mortgage loans was $331.7 million in 2007, compared to a gain of $890.2 million in 2006, a decrease of $1.2 billion. The decrease resulted primarily from the decline in fair value of our mortgage loans held for sale and obligations to fund mortgage loans due to lower investor demand and lack of domestic and foreign market liquidity. Beginning in the third quarter of 2007, the foreign market was impacted by global liquidity concerns causing significant valuation impacts on our loans held for sale, specifically in the United Kingdom and Continental Europe. The pricing for various loan product types deteriorated in 2007, as investor uncertainty remained high concerning the performance of these loans. The loss on sale of mortgage loans was partially offset by the deconsolidation of $27.4 billion in securitization trusts in 2007, resulting in gains totaling $525.7 million.

Net servicing fees were $1.2 billion in 2007, compared to $483.4 million in 2006, an increase of $763.3 million. The increase in net servicing fees is primarily due to the positive impact of our hedging activity results, offset by a decline in the valuation of our mortgage servicing rights driven by the steepening of the yield curve and increased prepayment assumptions. The increase in net servicing fees was also impacted by the increase in the average size of our mortgage servicing rights portfolio in 2007, as compared to 2006. The increase in the average servicing portfolio resulted in an increase in servicing fees of $206.7 million.

Loss on investment securities was $747.8 million in 2007, compared to a gain of $68.7 million in 2006, a decrease of $816.5 million. The decrease was primarily due to the decline in the fair value of interests that continue to be held by us through off-balance sheet securitizations, resulting from increasing credit loss, discount rate and prepayment speed assumptions associated with the stress in the domestic and foreign mortgage markets. This includes losses in United States Treasury securities and principal-only securities, which are used as an economic hedge to changes in the fair value of mortgage servicing rights and other prepayment sensitive assets. Offsetting the loss on investment securities in 2007 was a gain of $71.5 million recorded on the sale of a majority of our interests in a collateralized debt obligation.

Real estate related revenues were $218.4 million in 2007, compared to $593.0 million in 2006, a decrease of $374.6 million, or 63.2%. The decline was primarily due to the spread of the stress in the mortgage and capital markets and its affect on homebuilders. This resulted in an increase in impairment charges on land contracts and model homes of $159.0 million and a loss on model home sales of $40.2 million. In addition, we recorded lower equity income of $136.3 million in 2007, as compared to 2006. Equity earnings decreased $136.3 million as a result of lower earnings due to the sale of our equity interest in a regional homebuilder in 2006 and impairments recorded on equity investments in 2007.

The significant gain on sale of equity investments recorded in 2006 represents the cash sale of our investment in a regional homebuilder.

A gain on extinguishment of debt of $521.1 million was recorded in 2007 as a result of two events occurring in the fourth quarter. First, our parent, GMAC, initiated an open market repurchase to repurchase a portion of our senior unsecured outstanding debt at a discount. GMAC subsequently made a capital contribution to us in the form of forgiveness of this debt. Accordingly, we recorded a gain on extinguishment of debt for $368.7 million. Secondly, we conducted a tender offer to repurchase certain issuances of our senior unsecured outstanding debt. As a result of our repurchase, we recorded an additional gain on extinguishment of debt of $152.4 million.

Loss on foreclosed real estate increased to $401.7 million in 2007, up from a loss of $56.0 million in 2006. The increased losses in 2007 were primarily due to higher real estate owned impairment caused by the domestic housing market deterioration.

Automotive operating lease income in 2007 was $510.9 million, compared to $34.4 million in 2006. The increase is reflective of 2006 including only activity subsequent to the start of our consolidation of the automotive division of GMAC Bank in November 2006. After-tax earnings of the automotive division of GMAC Bank are eliminated from our results through minority interest.

Other income for 2007 was $203.8 million, down slightly from $219.5 million in 2006. Other income primarily consists of various fees we charge in the ordinary course of business. These fees include finders fees, broker fees, commission income and other fees charged in the loan origination process. The decrease is attributed to our decrease in mortgage loan production during 2007.

Total operating expenses of $3.9 billion in 2007 increased $1.3 billion from 2006. The increase was primarily due to a goodwill impairment charge of $454.8 million and a restructuring charge of $126.6 million recorded in 2007. In addition, the provision for losses associated with assets sold with recourse increased due to market conditions driving an increase in our loan repurchase activity. The consolidation of the automobile division of GMAC Bank contributed $351.4 million of the increase.

Data processing and telecommunications expense increased $13.1 million in 2007, compared to 2006, primarily due to a write-off of internally developed software that became obsolete in the third quarter of 2007.

Advertising expense decreased $32.6 million in 2007, compared to 2006 as a result of our initiative to lower advertising cost.

During the third quarter of 2007, we completed our goodwill impairment analysis. As a result of deteriorating market conditions and significant changes in the secondary mortgage market, goodwill impairment of $454.8 million was recorded.

On October 17, 2007, we announced a restructuring plan that would reduce our workforce, streamline our operations and revise our cost structure to enhance our flexibility, allowing us to scale operations up or down more rapidly to meet changing market conditions. In the fourth quarter, we recorded pre-tax restructuring costs of $127 million consisting of severance and related costs associated with the workforce reduction of $58 million, contract termination costs related to the closure of facilities of $46 million and fixed asset write-offs of $23 million.

Depreciation expense on automotive lease income in 2007 was $308.0 million, compared to $19.7 million in 2006. The increase is reflective of 2006 including only activity subsequent to the start of our consolidation of the automotive division of GMAC Bank in November 2006. After-tax earnings of the automotive division of GMAC Bank are eliminated from our results through minority interest.

Other expense in 2007 was $1.0 billion, an increase of $408.5 million, or 66.1%, from 2006. The increase was primarily the result of an increase in our provision for assets sold with recourse, legal related costs and expenses related to our real estate owned, and a change in 2007 in how we classified expenses on the statement of income related to subservicing fees paid to third parties. Previously, these expenses were netted against servicing fee income. The reclassification of these fees resulted in an increase of $66.0 million in other expenses in 2007. Provision for assets sold with recourse increased to $256.1 million in 2007, up from $66.1 million in 2006. The increase was primarily due to increased delinquencies on assets sold where we have delivered standard representation and warranty on their performance within a specified amount of time. These representations consist of our agreement to repurchase a loan at par from investors if an early payment default occurs. We record estimates for this liability upon sale of the securitization and with periodic assessments thereafter. We generally acquire loans with similar representations from the originators of the mortgage. However, we generally account for the recovery from the originator on a cash basis. In addition, the consolidation of the automotive division of GMAC Bank contributed to $56.2 million of the increase.

Income tax expense was $19.8 million in 2007, compared to an income tax benefit of $289.2 million in 2006. Income tax expense for 2007 primarily consists of provisions for income taxes for GMAC Bank and our international operations. During 2006, most of our domestic legal entities were converted to limited liability companies with the exception of GMAC Bank. As a result, the converted entities are no longer subject to federal and most state income taxes. Through November 2006, these entities were organized as C corporations for which federal and significant state income tax provisions were recorded. The income tax benefit in 2006 included a conversion benefit of $523.2 million for our election to be treated as a limited liability company for federal income tax purposes.

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

Loss on foreclosed real estate was $56.0 million in 2006, compared to a gain of $38.8 million in 2005. The decrease is attributed to lower liquidation gains in the second half of 2006 as the domestic housing market began to decline.

Other income for 2006 was $219.5 million, compared to $266.6 million in 2005. Other income primarily consists of various fees we charge in our ordinary course of business. These fees include finders fees, broker fees, commission income and other fees charged in the loan origination process.

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

Professional fees increased primarily due to consulting and contractor expenses related to our Residential Finance Group integration.

Other expense in 2006 was $618.2 million, compared to $509.2 million in 2005. The increase was primarily the result of an increase in our expenses related to our real estate owned and our provision for assets sold with recourse. Provision for assets sold with recourse increased to $66.1 million in 2006, up from a credit of $13.3 million in 2005. During 2006, we were no longer able to issue certain nonprime securitizations accounted for as a gain on sale without various forms of representations for early payment defaults. These representations consist of our agreement to repurchase a loan at par from investors if an early payment default occurs. We record estimates for this liability upon sale of the securitization and with periodic assessments thereafter. We generally acquire loans with similar representations from the originators of the mortgage. However, we generally account for the recovery from the originator on a cash basis.

Most of our significant domestic legal entities were converted to limited liability companies with the exception of GMAC Bank. As a result, the converted entities are no longer subject to federal and most state income taxes. Through November 2006, these entities were organized as C corporations for which federal and significant state income tax provisions were recorded. The income tax benefit in 2006 was $289.2 million, which included a conversion benefit of $532.2 million for our election to be treated as a limited liability company for federal income tax purposes.

Minority interest represents the after-tax earnings of the automotive division of GMAC Bank.

Segment Results

Residential Finance Group

The following table presents the results of operations for Residential Finance Group:

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Net interest income	$855.3	$1,402.3	$1,617.7
Provision for loan losses	(2,184.7)	(1,272.9)	(624.3)
Gain (loss) on sales of mortgage loans, net	7.5	653.2	761.3
Servicing fees	1,728.6	1,576.1	1,415.8
Amortization and impairment of servicing rights	—	—	(760.8)
Servicing asset valuation and hedge activities, net	(541.7)	(1,098.4)	17.2

Net servicing fees	1,186.9	477.7	672.2
Other (loss) income	(520.3)	504.7	971.1
Operating expenses	(2,952.7)	(2,284.6)	(2,243.2)
Income tax (expense) benefit	(151.2)	170.8	(459.8)

Net (loss) income	$(3,759.2)	$(348.8)	$695.0

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Residential Finance Group’s (“RFG”) net loss in 2007 was $3.8 billion compared to a net loss of $348.8 million in 2006. Our results were adversely affected by severe weakness in both the capital markets and domestic mortgage industry throughout 2007. The adverse market conditions that negatively impacted our earnings included the following:

•	The capital and secondary mortgage markets experienced a signification reduction in liquidity for non-conforming mortgage products, especially nonprime mortgages. We have actively managed our product offerings in light of the changing market conditions and significantly reduced our non-conforming product offerings, including an effective elimination of our nonprime product offering. Accordingly, loan production was $93.9 billion for the year ended December 31, 2007, compared to $161.6 billion for 2006, a reduction of 41.9%. The significant majority of our production as we ended the year came from prime conforming and prime jumbo product offerings.

•	To further reduce our exposure to the nonprime and non-conforming market, we completed a deconsolidation of certain securitization trusts in the third and fourth quarters of 2007, resulting in the decrease of approximately $25.9 billion of mortgage loans held for investment, net of allowance for loan loss of approximately $1.5 billion and associated collateralized borrowings.

•	We have experienced an increase in loan delinquencies causing significant provision for loan losses and an increase in nonaccrual loans as a percentage of our mortgage loans held for investment and lending receivables portfolio.

•	To reduce our exposure in our lending receivables portfolio, we have significantly reduced our total level of commitments and outstandings, especially those lending receivables secured by nonprime mortgage collateral.

The adverse market conditions also resulted in lower net interest margins, higher provision for loan losses, significantly lower gain on sale margins, reduced loan production, a decline in the fair value of our mortgage loans held for sale and trading securities portfolios, increased real estate investment impairments, reduced gains on disposition of real estate acquired through foreclosure, and increased provision for assets sold with recourse. The negative impact of these conditions was only partially offset by increased net servicing fees.

Net interest income decreased $547.0 million, or 39.0%, in 2007 compared to 2006. This decrease was primarily due to lower loan balances in mortgage loans held for investment, mortgage loans held for sale and lending receivables. The secondary market for non-conforming loans weakened significantly during the year. Given the lack of liquidity, management made decisions to hold certain non-delinquent, non-conforming mortgage loans for investment rather than for sale. The held for investment portfolio has decreased from $64.5 billion at December 31, 2006 to $34.1 billion at December 31, 2007, primarily due to the deconsolidation of securitization trusts. Mortgage loans held for sale decreased from $18.8 billion at December 31, 2006 to $4.9 billion at December 31, 2007, primarily as a result of the reduction in non-conforming and nonprime production and management’s decision to reduce our exposure in these markets. Loan production decreased to $93.9 billion for the year ended December 31, 2007, compared to $161.6 billion for 2006, as a result of the market weakness and product management actions mentioned above. The lending receivables balance decreased from $8.9 billion at December 31, 2006 to $1.6 billion at December 31, 2007, due in part to customer bankruptcies and defaults. Management has significantly reduced its exposure to the level of commitments and outstandings secured by nonprime mortgage collateral due to market weakness. The decrease in interest income was partially offset by lower interest expense primarily as a result of lower outstanding borrowings, which decreased from $96.0 billion at December 31, 2006 to $41.2 billion at December 31, 2007. Additionally, our third party borrowings continued to decrease as a result of market liquidity issues, resulting in our unsecured borrowings becoming a bigger percentage of total borrowings and an increase in our overall cost of funds.

Provision for loan losses increased $911.8 million, or 71.6%, in 2007 compared to 2006. The increase in provision for loan losses was driven primarily by an increase in actual experience and loss estimates related to both severity and frequency in our mortgage loans held for investment portfolio. The increasing loss estimates are reflective of increased delinquencies and the continued weakness in home prices. These worsening trends can be observed in the asset quality section of Management’s Discussion and Analysis. The December 31, 2007 allowance for loan loss and related asset quality reflect the deconsolidation of $25.9 billion of primarily nonprime mortgage loans and the related $1.5 billion of allowance for loan loss. As a result of the deconsolidations, we anticipate lower provisions for loan losses in the future.

Gain on sale of mortgage loans decreased $645.7 million, or 98.9%, in 2007 compared to 2006. The decrease in gain on sale of mortgage loans resulted from several inter-related items. The market concerns related to overall credit quality resulted in a material decline in the fair value of our delinquent loan portfolio. This has affected prime and nonprime first-lien loans and prime second-lien loans. In addition, lower investor demand and lack of market liquidity resulted in lower margins in 2007 in our performing (non-delinquent) nonprime, prime second-lien and a small portion of prime non-conforming products. This lack of market liquidity impacted our ability to securitize these loans and the fair market value of these loans has decreased. The same market conditions have also impacted the margins in our prime conforming and jumbo loan products in 2007, resulting in lower gain on sale income. Offsetting the overall decrease, we recorded gains of $525.7 million in 2007 related to the deconsolidation of existing on-balance sheet securitization trusts.

Net servicing fees increased $709.2 million, or 148.5%, in 2007 compared to 2006. The increase in net servicing fees is primarily due to the positive impact of our hedging activity results, offset by a decline in the valuation of our mortgage servicing rights driven by a decrease in interest rates and increased prepayment assumptions. The increase in our average primary and master servicing portfolios also contributed to the increase in net servicing fees.

Other income decreased $1.0 billion in 2007 compared to 2006. The decrease in other income was primarily due to a decrease in the valuation of residual interests and investment securities, and real estate owned (“REO”) impairment. The decrease in value of residual interests is a result of higher credit losses and increased delinquency trends in the portfolio, market observable deterioration in prices for other similar asset-backed securities and the implied increase in yield that the marketplace is requiring. The decrease in value of investment securities was primarily due to market illiquidity, especially in the non-agency market, and valuations of the mortgage-backed securities financed in our collateralized debt obligations due to unprecedented credit spread widening. Offsetting the decrease in value of investment securities was a gain of $71.5 million recorded after we sold a majority of our interests in a specific CDO. In addition, we recorded higher subsequent impairment on real estate owned assets (as home values continue to decline) and losses on real estate owned liquidations (as actual sales proceeds have declined) in 2007 compared to 2006.

Operating expenses increased $668.1 million, or 29.2%, in 2007 as compared to 2006. The increase was primarily due to a goodwill impairment charge of $381.9 million recorded in the third quarter of 2007 and an increase in representation and warranty and early payment default reserves as a result of our loan sales with recourse. We also recorded a restructuring charge of $118.8 million as part of a restructuring plan announced during the fourth quarter of 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Residential Finance Group had a net loss in 2006 of $348.8 million, compared to net income of $695.0 million in 2005. Increases in the provision for loan losses and servicing asset valuation and hedge loss, as well as decreases in net interest income, gain on sale of mortgage loans and other income, contributed to the net loss. These items were partially offset by increases in servicing fees.

Loan production increased $2.5 billion, or 1.6%, to $161.6 billion in 2006, compared to $159.1 billion in 2005. This growth was due to increases in production of $10.6 billion for prime second-lien loans and $4.5 billion for prime non-conforming loans. Loan production during 2006 continued to be positively impacted by the growth in the payment option adjustable rate mortgage (POA) product, which accounted for $13.2 billion of the growth in production. The POA product has increased significantly as a percentage of the non-conforming market. The growth of this product helped offset reductions in production of $6.7 billion of prime conforming mortgage loans and $5.3 billion of nonprime mortgage loans.

Net interest income decreased $215.3 million, or 13.3%, in 2006 compared to 2005 despite an increase in loan balances. The increase in loan balances was due to the delay in execution of certain off-balance sheet securitizations until 2007, related to market liquidity at the end of 2006. The effect of the flattening and inversion of the yield curve had an overall negative impact on net interest income. Loan yields improved over 2005 primarily due to an increase in interest rates and a reduction in POA loans with low-initial interest rates throughout 2006. The increase in interest rates also negatively affected net interest income due to the increase in our cost of funds as short-term market interest rates rose in 2006 at a greater growth rate than long-term rates.

The provision for loan losses increased $648.6 million, or 103.9%, in 2006 to $1.3 billion, compared to $624.3 million in 2005. The increase in the provision for loan losses was driven primarily by a significant increase in delinquent loans and the decline in home prices in certain areas of the United States for mortgage loans held for investment. In addition, certain of our nonprime warehouse lending customers experienced severe financial stress, which also required a higher loan loss provision.

The gain on sale of mortgage loans decreased $108.1 million, or 14.2%, to $653.2 million in 2006, compared to $761.3 million in 2005. The decrease was primarily caused by writedowns to the fair value of our delinquent nonprime mortgage loans in the held for sale portfolio in the fourth quarter of 2006. This was partially offset by an increase in gain on sale volume concentrated in higher margin products.

Net servicing fees decreased $194.5 million, or 28.9%, to $477.7 million in 2006, compared to $672.2 million in 2005. An increase in servicing fees was driven by an increase in the mortgage loan servicing portfolio and was offset by an increase in the servicing asset valuation and hedge loss. The increased valuation loss when compared to 2005 was primarily due to a change in the discount rate assumption on 30-year prime conforming mortgage loans, which resulted in an approximately $150 million increase to the mortgage servicing rights asset in 2005. In addition, the flattening of the yield curve and a change in hedge composition during 2006 resulted in a decline in our hedging results during 2006 compared to 2005. These declines were partially offset by lower observable market volatility during 2006 which positively impacted the valuation of both the mortgage servicing rights and associated derivatives.

Other income decreased $466.4 million to $504.7 million in 2006, compared to $971.1 million in 2005. The decline was due to investment losses related to retained interest valuations, lower income from real estate acquired through foreclosure, lower management fees and lower equity investment income. Retained interest valuations decreased mainly due to market-driven changes in discount rates and the widening of required yields, especially in the fourth quarter of 2006. Other real estate owned income also decreased due to valuation adjustments and lower realized gains on liquidating properties due to falling home prices. Management fee income decreased due to the elimination of an off-balance sheet warehouse lending facility during the fourth quarter of 2005. Equity investment income decreased due to a decline in earnings from a partnership that invests in government mortgage loans.

Operating expenses increased $41.4 million, or 1.8%, to $2.3 billion for the year ended December 31, 2006, compared to $2.2 billion in 2005, primarily due to increases in professional fees and other expenses, which were partially offset by a decrease in compensation and benefits. Compensation and benefits decreased due to a decrease in incentive compensation expense. Professional fees increased primarily due to consulting and contractor expenses related to our Residential Finance Group integration. Other expenses increased primarily due to an increase in the provision for losses associated with assets sold with recourse due to an increase in assets sold and early-payment defaults and an increase in other real estate owned expenses due to the increased number of properties owned.

Business Capital Group

The following table presents the results of operations for the Business Capital Group:

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Net interest income	$96.8	$88.8	$147.9
Provision for loan losses	(322.7)	(28.4)	(25.9)
Other (loss) income	(137.4)	655.8	280.6
Operating expenses	(75.1)	(71.1)	(81.2)
Income tax expense	(0.4)	(246.4)	(120.8)

Net (loss) income	$(438.8)	$398.7	$200.6

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Business Capital Group’s net loss for 2007 was $438.8 million, compared to net income of $398.7 million in 2006. The decrease in net income is primarily due to deterioration in the real estate market causing increases in the provision for loan losses, impairments of residential real estate and a decline in the earnings of our equity investments. The additional decrease relates to the sale of our equity interest in a regional homebuilder during 2006, which resulted in an approximate $258.6 million after-tax gain. The significant decrease in income tax expense is the result of our conversion to a limited liability company in 2006.

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

Net interest income increased by $8.0 million, or 9.0%, in 2007 as compared to 2006. The increase in interest income was primarily due to an increase in average assets of $653.9 million compared to 2006. Lending receivables of $4.3 billion as of December 31, 2007 decreased $0.7 billion, or 14.0%, compared to December 31, 2006, as result of the sale of the healthcare lending business. Negatively impacting net interest income in 2007 was a decrease in average yield on our lending receivables by 80 basis points, or 7.5%, compared to the same period in 2006. This decrease in yield was primarily due to a reduction in indices as well as an increase in the number of nonaccrual loans. Interest expense also offset the increase in net interest income due to a 50 basis points increase in the cost of funds.

The provision for loan losses increased by $294.3 million in 2007 compared to the same period of 2006. This change was primarily due to additional specific reserves provided against a number of distressed loans within the real estate lending portfolio. The real estate markets have seen significant stress during the year. Liquidity and credit markets severely impacted our builder customers leading to the increase in reserves.

Excluding the gain on sale of the equity interest in the regional homebuilder in 2006, other income decreased by $378.7 million in 2007 as compared to 2006. As of December 31, 2007, real estate investments totaled $1.6 billion, a decrease of $1.0 billion, or 38.5%, compared to the same period in 2006. This decrease is primarily due to a decrease in investments in model homes and lot options, including the increase in related impairments of $159.0 million recorded on these assets in 2007. Real estate revenues generated were $34.0 million lower in 2007 due to declines in lease income as well as an increase in nonperforming land contracts. The Business Capital Group recorded a loss on the sale of model homes of $22.1 million during 2007, a decrease of $40.2 million compared to 2006. Equity earnings decreased $136.3 million as a result of lower earnings due to the sale of our equity interest in a regional homebuilder in 2006 and impairments recorded on equity investments.

Operating expenses increased by $4.0 million, or 5.6%, in 2007 as compared to 2006. This increase was due to an increase in legal and professional fees, the write-off of goodwill in third quarter of 2007, partially offset by a decrease in incentive compensation expense.

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

International Business Group

The following table presents the results of operations for International Business Group:

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Net interest income	$87.3	$172.2	$152.2
Provision for loan losses	(72.2)	(32.4)	(1.7)
(Loss) gain on sales of mortgage loans, net	(339.2)	240.1	210.8
Servicing fees	61.8	7.6	(3.5)
Amortization and impairment of servicing rights	—	—	(0.3)
Servicing asset valuation and hedge activities, net	(2.0)	(1.9)	—

Net servicing fees (loss)	59.8	5.7	(3.8)
Other (loss) income	(70.8)	77.0	25.1
Operating expenses	(476.3)	(246.0)	(253.3)
Income tax benefit (expense)	189.1	(46.6)	(39.2)

Net (loss) income	$(622.3)	$170.0	$90.1

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

International Business Group’s net loss was $622.3 million in 2007, compared to net income of $170.0 million in 2006. The current year results of the International Business Group were impacted by the spread of the liquidity market tightening in the United Kingdom, Continental Europe and Canada. This stress restricted mortgage loan sales, which consequently decreased income from mortgage sales and increased fair value adjustments on our mortgage loans held for sale, and increased credit rate spreads.

Net interest income decreased $84.9 million, or 49.3%, in 2007 as compared to 2006. The decrease in net interest income is primarily due to our cost of funds increasing more rapidly than yields on our assets. Cost of funds increased due to the widening of spreads on asset-backed commercial paper and the reliance on other more expensive sources of funding due to our inability to renew local facilities. The tightening of the capital markets in 2007 has also restricted the ability to sell mortgage assets, resulting in an increase in our average borrowings outstanding as mortgage loans are being held longer.

Provision for loan losses increased $39.8 million, or 122.8%, in 2007 as compared to 2006. The increase in provision is a result of the transfer of $4.6 billion of assets from held for sale to held for investment during the fourth quarter of 2007 due to the capital market conditions in the United Kingdom and Continental Europe.

Loss on sales of mortgage loans in 2007 of $339.2 million compared to gain on sales of mortgage loans in 2006 of $240.1 million resulted in an overall decrease of $579.3 million in 2007 as compared to 2006. The significant decrease in 2007 was primarily driven by fair value adjustments recorded on our mortgage loans held for sale and obligations to fund mortgage loans at the end of the period due to market conditions in the United Kingdom, Continental Europe and Canada. In addition, the margins in which deals were executed significantly decreased during the period due to lower investor demand and lack of market liquidity. This severely affected our ability to securitize and sell these loans at favorable margins.

Net servicing fees increased $54.1 million in 2007 as compared to 2006. The increase was primarily due to a change in how we classify expenses on the statement of income related to subservicing fees paid to third parties. Previously, these expenses were netted against servicing fee income. Beginning in 2007, these fees were classified as operating expenses. The remainder of the increase is due to growth in our mortgage loan servicing portfolio.

Other income declined $147.8 million in 2007 as compared to 2006. The loss in other income was primarily a result of fair value adjustments recorded on our trading securities portfolio due to a change in discount rate and loan loss assumptions used to value the portfolio. Also contributing to the decline in other income was an increase in real estate owned impairments recorded in 2007.

Operating expense increased $230.3 million in 2007 as compared to 2006. The increase was primarily due a goodwill impairment charge of $64.6 million recorded in the third quarter of 2007 and the impact of subservicing fee expense presentation as discussed above. Employee compensation increased $39.7 million in 2007 due to expansion during the first half of the year and the acquisition of ResMor made towards the end of the year. Contributing approximately $23.3 million to the increase in operating expenses was the completion of software development, outsourcing of data center services and renovation and upgrade of office space. In addition, we recorded a restructuring charge of $7.6 million as part of a restructuring plan announced during the fourth quarter of 2007.

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

A gain on extinguishment of debt of $521.1 million was recorded in 2007 as a result of two events occurring in the fourth quarter. First, our parent, GMAC, initiated an open market repurchase to repurchase a portion of our senior unsecured outstanding debt at a discount. GMAC subsequently made a capital contribution to us in the form of forgiveness of this debt. Accordingly, we recorded a gain on extinguishment of debt for $368.7 million. Secondly, we conducted a tender offer to repurchase certain issuances of our senior unsecured outstanding debt. As a result of our repurchase, we recorded an additional gain on extinguishment of debt of $152.4 million.

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

The following table summarizes the activity related to the allowance for loan losses:

	Mortgage Loans
	Held for	Lending
	Investment	Receivables	Other	Total
	(In millions)

Balance at January 1, 2005	$872.9	$141.8	$—	$1,014.7
Provision for loan losses	599.8	52.0	—	651.8
Charge-offs	(443.8)	(6.8)	—	(450.6)
Recoveries	37.0	0.4	—	37.4

Balance at December 31, 2005	1,065.9	187.4	—	1,253.3
Consolidation of IB Finance Holding Company LLC	—	—	25.7	25.7
Provision for loan losses	1,116.4	217.3	0.4	1,334.1
Charge-offs	(720.8)	(9.3)	(0.4)	(730.5)
Recoveries	46.9	1.2	0.1	48.2

Balance at December 31, 2006	1,508.4	396.6	25.8	1,930.8
Provision for loan losses	2,088.5	492.5	14.1	2,595.1
Charge-offs	(1,282.0)	(413.2)	(11.9)	(1,707.1)
Reduction of allowance due to deconsolidation	(1,539.9)	—	—	(1,539.9)
Recoveries	57.3	9.3	5.3	71.9

Balance at December 31, 2007	$832.3	$485.2	$33.3	$1,350.8

Allowance as a percentage of total related asset class:
December 31, 2005	1.55%	1.38%	—%	1.52%
December 31, 2006	2.17%	2.66%	1.03%	2.22%
December 31, 2007	1.97%	5.46%	1.06%	2.49%

The following table sets forth the types of mortgage loans held for investment that comprise the dollar balance and the percentage component of allowance for loan losses:

	Allowance for Loan Losses
	As of December 31,
	2007	2006	2007	2006
	($ In thousands)

Nonprime mortgage loans	$589,088	$1,396,545	1.40%	2.01%
Prime second-lien mortgage loans	132,973	65,978	0.32	0.10
Prime non-conforming mortgage loans	102,167	44,797	0.24	0.06
Prime conforming mortgage loans	6,114	1,024	0.01	0.00
Government mortgage loans	1,932	17	0.00	0.00

Total	$832,274	$1,508,361	1.97%	2.17%

The following table summarizes the net charge-off information:

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Mortgage loans:
Prime conforming	$(3.7)	$(1.1)	$(0.1)
Prime non-conforming	(49.0)	(29.6)	(29.5)
Prime second-lien	(160.0)	(45.2)	(7.2)
Government	(0.1)	—	—
Nonprime	(1,011.9)	(598.0)	(370.0)
Lending receivables:
Warehouse	(371.7)	(0.8)	(0.5)
Construction	(12.0)	(2.3)	(1.9)
Other	(20.2)	(5.0)	(4.0)
Other	(6.6)	(0.3)	—

Total Net Charge-Offs	$(1,635.2)	$(682.3)	$(413.2)

Nonperforming Assets

Nonperforming assets include nonaccrual loans, foreclosed assets and restructured loans. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 and 90 days past due, respectively, or when the timely collection of the principal of the loan, in whole or in part, is doubtful.

Nonperforming assets consisted of the following:

	As of December 31,
	2007	2006
	(Dollars in millions)

Nonaccrual loans:
Mortgage loans:
Prime conforming	$84.7	$11.3
Prime non-conforming	908.0	419.4
Government	79.8	0.2
Prime second-lien	233.2	142.1
Nonprime*	4,040.2	6,736.2
Lending receivables:
Warehouse**	70.8	1,317.7
Construction***	550.2	68.8
Other	10.4	0.1

Total nonaccrual loans	5,977.3	8,695.8
Restructured loans	32.1	7.8
Foreclosed assets	1,115.5	1,140.7

Total nonperforming assets	$7,124.9	$9,844.3

Total nonaccrual loans as a percentage of total mortgage loans held for investment and lending receivables	11.7%	10.3%

Total nonperforming assets as a percentage of total consolidated assets	8.1%	7.3%

*	Includes $1.1 billion as of December 31, 2007 and $414.7 million as of December 31, 2006 of loans that were purchased distressed and already in nonaccrual status. In addition, includes $15.7 million of nonaccrual loans as of December 31, 2007 and $3.3 million of nonaccrual loans as of December 31, 2006 that are not included in “Restructured Loans”.

**	Includes $0.0 million of nonaccrual restructured loans as of December 31, 2007 and $10.1 million of nonaccrual restructured loans as of December 31, 2006 that are not included in “Restructured Loans”.

***	Includes $47.2 million as of December 31, 2007 and $18.8 million as of December 31, 2006 of nonaccrual restructured loans, that are not included in “Restructured Loans”.

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

During the year, we completed temporary and permanent loan modifications. In accordance with SFAS No. 140, the majority of these modifications adjusted the borrower terms for loans in off-balance sheet securitization trusts, for which, we retained the mortgage servicing rights. The remaining loans exist primarily in our on-balance sheet securitization trusts.

If the modification was deemed temporary, our modified loans remained nonaccrual loans and retained their past due delinquency status even if the borrower has met the modified terms. If the modification was deemed permanent, the loan is returned to current status, if the borrower complies with the new loan terms. As of December 31, 2007, permanent modifications of on-balance sheet mortgage loans held for investment includes approximately $167.0 million of unpaid principal balance.

The following table summarizes the delinquency information for our mortgage loans held for investment portfolio:

	As of December 31,
	2007		2006
		Percent of		Percent of
	Amount	Total	Amount	Total
		(Dollars in millions)

Current	$35,558	82.6%	$55,964	81.3%
Past due:
30 to 59 days	1,784	4.1	4,273	6.2
60 to 89 days	946	2.2	1,818	2.6
90 days or more	2,179	5.1	3,403	5.0
Foreclosures pending	1,846	4.3	2,132	3.1
Bankruptcies	735	1.7	1,219	1.8

Total unpaid principal balance	43,048	100.0%	68,809	100.0%

Net (discounts) premiums	(885)		627

Total	$42,163		$69,436

The deterioration of the domestic housing market and the stress on the domestic nonprime mortgage market continued throughout 2007 and significantly affected our provision for loan losses and the associated allowance for loss related to mortgage loans held for investment. The increasing trends in frequency and severity of loss continue to drive our related provision for losses and our loss allowance higher. Also affecting loss provisions and allowance levels was the deconsolidation of various securitization trusts and the removal of $27.4 billion in mortgage loans held for investment and the related allowance for loan loss of $1.5 billion from our balance sheet. The majority of the mortgage loans held for investment removed from the balance sheet were nonprime loans. The deconsolidation of securitization trusts also resulted in the removal of $0.6 billion of foreclosed assets from our balance sheet. Foreclosed assets were $1.1 billion as of December 31, 2007, which is comparable to December 31, 2006.

Delinquency and nonaccrual levels related to mortgage loans held for investment increased throughout 2007. Mortgage loans held for investment past due 60 days or more as a percentage of the total unpaid principal balance was 13.3% as of December 31, 2007, compared to 15.0% at September 30, 2007 and 12.5% at December 31, 2006. Non-accrual mortgage loans held for investment represented 12.7% of the total unpaid principal balance as of December 31, 2007, compared to 14.0% as of September 30, 2007 and 10.6% as of December 31, 2006. The decreases in delinquency and nonaccrual levels from September 30, 2007 to December 31, 2007 are attributable to the deconsolidation of securitization trusts which resulted in the removal of $21.7 billion of primarily nonprime mortgage loans held for investment from our balance sheet during the fourth quarter.

Increasing foreclosures, declining home prices, and other market factors have driven increases in frequency and severity of loss. Our net charge-offs of mortgage loans held for investments were $320.7 million for the three months ended December 31, 2007 and $1.2 billion for the year ended December 31, 2007, compared to $225.7 million and $673.9 million for the same periods of the prior year. The allowance for loan losses related to total mortgage loans held for investment as a percentage of those loans was 1.97% as of December 31, 2007, compared to 2.85% at September 30, 2007 and 2.17% at December 31, 2006. The decrease in the allowance for loan losses related to total mortgage loans held for investment as a percentage of those loans is due to the decrease in our nonprime held for investment portfolio as a percent of our total mortgage loans held for investment. This decrease in our nonprime portfolio is due primarily to the deconsolidation of various securitization trusts during the year and to the significant reduction in nonprime loan production.

Our domestic nonprime warehouse lending customers began experiencing severe stress in the fourth quarter of 2006. We aggressively managed our warehouse lending exposure throughout 2007, with significant reductions made during the first six months of the year. Through our mitigation efforts, we reduced our nonaccrual warehouse lending receivable balances from $1.3 billion as of December 31, 2006 to $70.8 million as of December 31, 2007. Warehouse lending receivable net charge-offs totaled $371.7 million for the year ended December 31, 2007, compared to $0.8 million for the prior year period. Total warehouse lending receivables decreased from $8.8 billion as of December 31, 2006 to $1.7 billion as of December 31, 2007.

The deteriorating domestic housing market has also impacted our business lending business. Affordability, tightening credit standards, and mortgage market illiquidity have depressed home sales. As a result, we recorded impairment charges on our business lending model home and land contract portfolios of $77.3 million for the three months ended December 31, 2007 and $204.2 million for the year ended December 31, 2007. We also recorded losses and write-downs on a specific business lending equity investment of $96.1 million for the current quarter and $110.5 million for the year. These charges resulted in a decrease in our real estate revenue. In addition, we have increased our loan loss reserves related to our business lending receivables by $172.9 million for the three months ended December 31, 2007 and $290.5 million for the full year.

The following table summarizes the delinquency information for our nonprime mortgage loans held for investment portfolio, including those held in on-balance sheet securitization trusts:

	As of December 31,
	2007		2006
		Percent of		Percent of
	Amount	Total	Amount	Total
		(Dollars in millions)

Current	$12,014	67.7%	$39,909	76.8%
Past due:
30 to 59 days	1,263	7.1	4,007	7.7
60 to 89 days	693	3.9	1,722	3.3
90 days or more	1,445	8.1	3,132	6.1
Foreclosures pending	1,642	9.3	2,027	3.9
Bankruptcies	690	3.9	1,154	2.2

Total unpaid principal balance	17,747	100.00%	51,951	100.0%

Net (discounts) premiums	(843)		390

Total	$16,904		$52,341

The nonprime mortgage market has been hardest hit by the deterioration of the domestic housing market. Our provision for loan loss and allowance levels have been driven primarily by the performance of our nonprime portfolio. We have actively managed our nonprime exposure throughout the year, eliminating our nonprime production and completing the deconsolidation of various securitization trusts. These actions resulted in a decrease in our nonprime mortgage loans held for investment portfolio of $35.4 billion, a decrease of 67.7%. We also increased our allowance for loan losses related to nonprime mortgage loans held for investment as a percentage of those loans, from 2.67% as of December 31, 2006 to 3.48% at December 31, 2007.

Nonprime mortgage loans held for investment past due 60 days or more as a percentage of the total unpaid principal balance was 25.2% as of December 31, 2007, compared to 21.7% at September 30, 2007 and 15.5% at December 31, 2006. Nonprime non-accrual mortgage loans held for investment represented 9.6% of the total unpaid principal balance as of December 31, 2007, compared to 12.4% as of September 30, 2007 and 9.7% as of December 31, 2006. The decreases in nonprime mortgage loans held for investment as a percentage of total mortgage loans held for investment are largely attributable to the deconsolidation of various securitization trusts during the year.

Nonprime mortgage loan held for investment net charge-offs of $267.0 million for the three months ended December 31, 2007 accounted for 83.3% of total mortgage loan held for investment net charge-offs for the quarter. For the year ended December 31, 2007, non-prime mortgage loan held for investment net charge-offs totaled $1.0 billion, representing 82.6% of total mortgage loan held for investment net charge-offs. Our nonprime held for investment portfolio totaled $16.9 billion as of December 31, 2007, or 40.1% of our total mortgage loans held for investment. This is down from $37.1 billion as of September 30, 2007 (61.0% of the total), and $52.3 billion as of December 31, 2006 (75.4% of the total).

During the twelve months ended December 31, 2007, the transfer of loans from mortgage loans held for sale to mortgage loans held for investment contributed to a net discount of $885.5 million in accordance with our accounting policy (See Note 5 to the audited consolidated financial statements).

We originate and purchase mortgage loans that have contractual features that may increase our exposure to credit risk and thereby result in a concentration of credit risk. These loan products include interest-only mortgage loans (classified as prime conforming or non-conforming for domestic production and prime non-conforming or nonprime for international production), payment option adjustable rate mortgage loans (prime non-conforming), high loan-to-value mortgage loans (nonprime) and below market initial rate mortgage loans (prime or nonprime). For a description of these particular loan products, see Note 5 to the audited consolidated financial statements. Our exposure related to these products recorded in mortgage loans held for sale and mortgage loans held for investment (unpaid principal balance) was as follows:

	Unpaid Principal
	as of December 31,
	2007	2006
	(In millions)

Mortgage Loans Held for Sale— Domestic
Interest-only mortgage loans	$493.2	$4,999.8
Payment option adjustable rate mortgage loans	1.1	1,838.1
High loan-to-value (100% or more) mortgage loans	71.5	770.3
Below market initial rate mortgage loans	—	24.9
Mortgage Loans Held for Investment— Domestic
Interest-only mortgage loans	$11,555.0	$12,521.3
Payment option adjustable rate mortgage loans	1,694.0	117.0
High loan-to-value (100% or more) mortgage loans	3,569.2	11,043.3
Below market initial rate mortgage loans	0.6	167.2
Mortgage Loans— Held for Sale and Investment — International
Interest-only mortgage loans	$6,170.1	$4,895.1
Payment option adjustable rate mortgage loans	—	—
High loan-to-value (100% or more) mortgage loans	2,182.6	164.2
Below market initial rate mortgage loans	—	—

Our total production related to these products was as follows:

	Loan Production
	for the Year
	Ended December 31,
	2007	2006
	(In millions)

Interest-only mortgage loans	$30,058.3	$48,335.2
Payment option adjustable rate mortgage loans	7,595.0	18,308.2
High loan-to-value (100% or more) mortgage loans	5,897.4	8,768.3
Below market initial rate mortgage loans	38.0	257.0

The preceding tables exclude $1.7 and $2.2 billion of mortgage loans outstanding in the United Kingdom that have reduced introductory rates, at December 31, 2007 and December 31, 2006, respectively. In addition, the preceding tables exclude United Kingdom mortgage loan production at reduced introductory rates of $3.5 and $4.3 billion for the years ended December 31, 2007 and December 31, 2006, respectively. Offering a reduced introductory rate to borrowers is customary market practice in the United Kingdom and thus the interest rate would not be considered “below market.”

Our underwriting guidelines for these products take into consideration the borrower’s capacity to repay the loan and credit history. We believe our underwriting procedures adequately consider the unique risks which may come from these products. We conduct a variety of quality control procedures and periodic audits to ensure compliance with our underwriting standards.

On December 6, 2007, the American Securitization Forum (“ASF”), working with various constituency groups as well as representatives of U.S. federal government agencies, issued the Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans (the “ASF Framework”). The ASF Framework provides guidance for servicers to streamline borrower evaluation procedures and to facilitate the use of foreclosure and loss prevention efforts in an attempt to reduce the number of U.S. subprime residential mortgage borrowers who might default in the coming year because the borrowers cannot afford to pay the increased loan interest rate after their U.S. subprime residential mortgage variable loan rate reset. The ASF Framework requires a borrower and its U.S. subprime residential mortgage variable loan to meet specific conditions to qualify for a modification under which the qualifying borrower’s loan’s interest rate would be kept at the existing rate, generally for five years following an upcoming reset period. The ASF Framework is focused on U.S. subprime first-lien adjustable-rate residential mortgages that have an initial fixed interest rate period of 36 months or less, are included in securitized pools, were originated between January 1, 2005 and July 31, 2007, and have an initial interest rate reset date between January 1, 2008 and July 31, 2010 (defined as “Segment 2 Subprime ARM Loans” within the ASF Framework). At this time, we believe any loan modifications we make in accordance with the ASF Framework will not have a material affect on our accounting for U.S. subprime residential mortgage loans nor securitizations or retained interests in securitizations of U.S. subprime residential mortgage loans.

Liquidity and Capital Resources

Liquidity Management

Our liquidity needs are significant and we rely on access to capital markets to provide financing and fund asset growth. Our primary liquidity management objective is ensuring that we have adequate, reliable access to liquidity across all market cycles and in periods of financial stress. We meet our financing needs in a variety of ways: through whole-loan sales, the public debt capital markets, mortgage conduit facilities and asset-backed securities markets, as well as through the deposit-gathering and other financing activities of GMAC Bank. We actively manage our liquidity and mitigate our liquidity risk using the following practices:

•	Maintaining sufficient reserve liquidity: We maintain a portfolio of money market instruments to support cash fluctuations, which we consider our liquidity portfolio. As of December 31, 2007, our liquidity portfolio totaled $2.2 billion compared with $1.1 billion as of December 31, 2006. The Company views its liquidity portfolio as cash readily available to cover operating demands from across its business operations. In our view, liquidity differs from cash and cash equivalents of $4.4 billion in that liquidity does not include cash balances within GMAC Bank and operating cash maintained within business segments to cover timing related outflows. In addition to our liquidity portfolio, we maintain domestic unsecured revolving bank credit facilities that are available to cover contingent funding needs. We have an $875.0 million 364-day revolving bank credit facility that matures in June 2008 and an $875.0 million 3-year revolving bank credit facility that matures in June 2010. Under the terms of the 364-day revolver, we have the ability to draw funds and the ability to convert the revolver into a term loan for one additional year with a minimum notice of one business day prior to the termination of the initial 364-day commitment.

•	Maintaining sufficient short- and long-term financing: We have significant short- and long-term financing needs. We manage our liquidity by financing our assets in a manner consistent with their liquidity profile.

-	Short-term financing: We require short-term funding to finance our mortgage loans held for sale, lending receivables and various other liquid assets. We forecast our cash position and our potential funding needs daily, taking into account debt maturities and potential peak balance sheet levels over a medium-term time horizon. We also manage the timing of all debt maturities to limit any concentrations at any given time. As of December 31, 2007, the outstanding balance of short-term borrowings totaled $17.2 billion, as compared with $30.2 billion as of December 31, 2006.

-	Long-term financing: Our long-term financing needs arise primarily from our mortgage loans held for investment, mortgage servicing rights, real estate investments and assets used for over-collateralization of our funding conduits. We manage our long-term debt maturities and credit facility expirations to minimize refinancing risk and maturity concentrations. Further, we endeavor to obtain an appropriate debt funding mix to complement our equity capital. We regularly assess the term structure of our assets and liabilities and interest rate risk and we limit the liability maturities in any one period (monthly, quarterly and annually). Consequently, we have achieved what we believe is a well-laddered unsecured maturity profile. Our long-term debt typically consists of collateralized borrowings in securitization trusts and unsecured debt issued in the public debt capital markets.

The following table summarizes our unsecured long-term debt maturity profile as of December 31, 2007:

	Year Ending December 31,
									2016
									and
	2008	2009	2010	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)

Domestic senior unsecured notes	$2,354.9	$1,750.0	$2,377.8	$1,331.2	$1,091.6	$1,747.2	$—	$613.0	$—	$11,265.7
Domestic subordinated unsecured notes	—	758.3	—	—	—	—	—	—	—	758.3
Domestic third-party bank credit facility	1,750.0	—	—	—	—	—	—	—	—	1,750.0
International unsecured notes	—	—	826.3	—	942.4	712.8	803.2			3,284.7
Other unsecured long-term debt	255.7	233.8	8.7	—	164.8	—	—	—	—	663.0

Total	$4,360.6	$2,742.1	$3,212.8	$1,331.2	$2,198.8	$2,460.0	$803.2	$613.0	$—	$17,721.7

•	Maintaining diversified sources of funding: The funding sources utilized are primarily determined by the type of asset financed and associated with a particular product or business. We diversify our financing programs, credit providers, debt investors and dealers to reduce reliance upon any one source of liquidity and distribution. These sources of liquidity include:

-	Secured funding programs: A majority of our assets are pledged as collateral to support various funding programs. As a result, sources of funding have been developed in the mortgage and asset-backed securities markets. Also, we obtain liquidity and long-term funding in the term securitization market for our held for investment mortgage loan portfolio.

-	Unsecured funding sources at the ResCap parent level: ResCap has historically had access to the unsecured debt market to further diversify its funding sources. Since the June 2007 issuances of €600 million 3.25-year floating rate note and £400 million 7-year fixed rate note (total of $1.6 billion U.S. dollars) the company has been unable to access the long-term unsecured markets due to its weakened liquidity position and corporate performance driven by the illiquidity of the capital markets. Where legal entity, regulatory, country differences or other business segment considerations make reliance on parent funding impractical, some business segments enter into their own financing arrangements. We regularly assess the reliability and concentrations of our funding sources.

-	Our ability to access the funding capacity of GMAC Bank: GMAC Bank provides us with another source of liquidity through its ability to accept deposits to obtain Federal Home Loan Bank (“FHLB”) advances and federal funds purchased. The FHLB’s financing support is uncommitted and requests for additional advances are evaluated at the time they are received.

The following table summarizes the maturities of FHLB advances as of December 31, 2007:

	Year Ending December 31,
									2016
									and
	2008	2009	2010	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)

FHLB advances	$1,658.0	$1,572.0	$1,556.0	$945.0	$2,516.0	$524.0	$1,210.0	$245.0	$1,123.0	$11,349.0

As of December 31, 2007, GMAC Bank had total assets of $28.4 billion (including $1.5 billion of cash) distributed between its mortgage and automotive divisions. As a regulated entity, GMAC Bank is subject to significant restrictions on transactions with, or providing any financial support to, any affiliate, including ResCap or any of its subsidiaries. Additionally, GMAC Bank is required to obtain approval from the FDIC and Utah Department of Financial Institutions for its Business Plan (assets, funding plan and capital) through December 31, 2009.

•	Maintaining an active dialogue with the rating agencies: Our ability to meet our funding needs is influenced by the rating agencies’ requirements. These requirements impact our capital structure and growth rate. We have obtained ratings from four agencies and maintain an active dialogue with each throughout the year. Changes in the business environment and our performance may further negatively impact ratings.

•	Prudent management oversight/governance process: In order to ensure that both daily and strategic funding activities are appropriate and consistent with policy, as well as to actively monitor the risk associated with our funding needs and capital structure, we have established the following oversight and control:

-	Liquidity and Funding Committee (“LFC”): The LFC reviews the optimal financial structure of ResCap and its principal businesses, reviews funding plans for business units, sets frameworks on funding and liquidity, facilitates liquidity and funding discussions across ResCap, and coordinates appropriate standards of care for all ResCap funding sources in order to have a coordinated relationship across the enterprise.

-	Global Treasury Function: Liquidity is managed locally by our business unit treasurers with an active corporate oversight function and surveillance. Our global treasury operations meet regularly to review overall liquidity, track asset levels, collateral and funding availability in order to maintain flexibility to meet our financial commitments and make recommendations to senior management.

-	Daily Liquidity Management: Liquidity is managed centrally in conjunction with each business segment. These operations review the projected cash position, funding plans and funding pipeline and manage our daily cash needs.

•	Interest Rate Management: The interest rate risk profile of our liquidity can be separated from the actual debt issuances using derivative financial products. We issue both fixed and variable rate debt in a range of currencies. We use derivative contracts, primarily interest rate swaps, to effectively convert a portion of our fixed rate debt to variable rate debt and variable rate debt to fixed rate debt. The maturity structure of the derivatives generally corresponds to the maturity structure of the debt being hedged. In addition, we use other derivative contracts to manage the foreign exchange impact of certain debt issuances.

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

Additionally, we allocate capital based on the risk associated with our businesses. Capital allocated is based on the aggregate amount required to protect against unexpected losses arising from credit, market and operational risk. This determination is made based on risks inherent in the businesses’ products, portfolios, services and risk-taking activities.

We have an operating agreement with GMAC. The operating agreement contains restrictions on, among other things, our ability to pay dividends or make other distributions to GMAC. These restrictions include a requirement that our member’s interest be at least $6.5 billion for dividends to be paid. If we are permitted to pay dividends pursuant to the previous sentence, the cumulative amount of such dividends may not exceed 50% of our cumulative net income (excluding payments for income taxes from our election for federal income tax purposes to be treated as a limited liability company), measured from July 1, 2005, at the time such dividend is paid. These restrictions will cease to be effective if our member’s interest has been at least $12.0 billion as of the end of each of two consecutive fiscal quarters or if GMAC ceases to be our majority owner. We are not currently permitted to pay any dividends under the operating agreement.

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

Liquidity and Capital Management Highlights through December 31, 2007

Throughout most of 2007 the domestic and international mortgage and capital markets experienced significant dislocation. As a result, our liquidity was negatively impacted by margin calls, changes to advance rates on our secured facilities, and the loss of significant asset-backed commercial paper conduit financing capacity along with other secured sources of liquidity. Additionally, we experienced downgrades from rating agencies on our long-term debt rating impairing our ability to access the debt capital markets for unsecured funding.

We were able to meet the significant liquidity demands throughout 2007 with active participation in the capital markets, effective collateral management and repositioning of available capacity across the enterprise as well as the following:

•	Increased our net secured committed capacity by $3.8 billion as of December 31, 2007. We were able to successfully execute $11.1 billion in new and renewed secured commitments partially offset by matured and expired secured commitments totaling $7.3 billion.

•	During the quarter ended June 30, 2007, we issued the following senior long-term unsecured notes: a May 2007 issuance of $2.25 billion dual-tranche transaction ($1 billion 2-year floating rate debt and $1.25 billion 5-year fixed rate debt), and a June 2007 issuance of €600 million 3.25-year floating rate note and £400 million 7-year fixed rate note (total of $1.6 billion U.S. dollars). In addition, in June 2007 we issued 1.8 billion MXN pesos of medium-term notes ($0.2 billion U.S. dollars).

•	On November 21, 2007 the Company announced it commenced a cash tender offer for several of its debt securities. We offered to purchase up to $750 million aggregate principal amount (the maximum tender amount) of the notes. Upon the offer’s expiration (12:00PM midnight EST Dec. 19, 2007), $389.1 million face value was tendered and accepted for payment. Total cash outflow (principal and accrued interest) to the bondholders totaled $240.8 million.

•	During November and December 2007, GMAC executed a program of open market repurchases of our publicly traded debt. The open market repurchase program resulted in the repurchase of debt with a book value of approximately $1.3 billion for a cost of $895 million, including accrued interest. On December 28, 2007, our debt with a face value of approximately $1.1 billion and a GMAC cost basis of approximately $740 million was contributed to us by GMAC as a capital injection. As a result, we recorded a gain on extinguishment of debt of $369 million.

•	In June 2007, we renewed facilities comprised of a $875 million 364-day revolver which now matures in June 2008 and a $875 million 3-year syndicated revolver which now matures in June 2010. Under the terms of the 364-day revolver, we have the ability to draw funds and the ability to convert the revolver into a term loan for one additional year with a minimum notice of one business day prior to the termination of the initial 364-day commitment.

•	We eliminated exposure to extendable commercial paper conduit liquidity due to market dislocation by moving collateral to alternative financing sources including our Mortgage Asset Lending Agreement (“MALA”)/Receivables Lending Agreement (“RLA”) facilities and committed whole loan repurchase agreements.

•	We secured $4.0 billion of new committed repurchase agreements to primarily fund conforming mortgage production.

•	In August 2007, we executed the sale of substantially all of the assets and operations comprising our healthcare finance business to GMAC Commercial Finance LLC, for $900.5 million.

•	On November 5, 2007, GMAC Residential Funding of Canada Limited, our subsidiary completed the purchase of ResMor Trust Company, a leading provider of mortgages through Canada’s broker community. ResMor Trust Company is a federally licensed trust company operating across Canada focused on residential mortgage lending, mortgage servicing and deposit products. It currently has $4 billion of mortgages under administration representing almost 24,000 homeowners. ResMor originates all of its products through the brokerage community. In addition, ResMor is a member institution of Canada Deposit Insurance Corporation (CDIC).

•	During 2007, we received $2.0 billion in cash capital contributions from GMAC ($1.0 billion in the 3rd quarter ending September 30, 2007, $500.0 million in the 2nd quarter ending June 30, 2007, and $500.0 million in the 1st quarter ending March 31, 2007), excluding the contribution to the auto division of GMAC Bank; GMAC also contributed $256.0 million of capital to GMAC Bank isolated to its auto division.

•	We increased funding of loan originations at GMAC Bank which offers a competitive cost of funding via its relationship with the Federal Home Loan Bank of Pittsburgh and its ability to leverage customer deposits and escrows.

•	GMAC entered into an agreement with a financial service lender, effective September 6, 2007, pursuant to which the entity has committed to provide up to $21.4 billion in various asset-backed funding facilities (the “Facilities”) through September 2008. A total of $14.4 billion became available for immediate funding upon execution of the Facilities, with an additional $7.0 billion becoming available if and when the Facilities are syndicated to other lenders. As of December 31, 2007, approximately $2.0 billion has been syndicated. Up to $8.0 billion of the Facilities, depending on GMAC’s usage of the facilities, can be made available to us to fund mortgage assets. As of December 31, 2007, we established $3.5 billion of the new Facilities to fund mortgage servicing rights of $1.5 billion and an additional $2.0 billion in secured committed capacity to fund conforming and certain non-conforming mortgage collateral.

Through the above actions, we were able to maintain an adequate level of liquidity and accordingly we did not draw on our syndicated bank facilities ($875.0 million three year and $875.0 million 364 day revolving credit facilities).

2008 Liquidity and Capital Management Focus

The global dislocation in the mortgage and credit markets has prompted our liquidity providers to evaluate their risk tolerance for their exposure to mortgage related credits. We have identified several key risks and uncertainties that could negatively impact our liquidity position in 2008. These include, but are not limited, to the following: further negative rating agency actions; our ability to close new and renew existing key sources of liquidity (domestic and International); the occurrence of incremental margin calls related to potentially lower valuations of collateralized assets (e.g. contractual dynamic credit enhancements) and credit support annexes on our interest rate and foreign exchange swaps; further tightening by liquidity providers opting for shorter dated extensions of existing facilities, with more expensive and restrictive terms; and upfront costs associated with facility renewals/extensions. (While these costs would be amortized over the life of each commitment, the impact to cash would be immediate.)

We actively manage our liquidity and capital position and have developed plans to address our liquidity needs, including debt maturing in 2008 identified in Note 12, and the identified risks and uncertainties. We intend to pursue strategic alternatives that will improve our liquidity, such as, continued strategic reduction of assets, focus our production on prime conforming products which currently provide more liquidity options, explore potential alliances and joint ventures with third-parties involving portions of our business, potential dispositions of one or more of our businesses, and strategic acquisitions.

On February 21, 2008, our subsidiary, Residential Funding Company, LLC (“RFC”), entered into a secured Credit Agreement with GMAC, as a lender and as agent, to provide RFC with a revolving credit facility with a principal amount of up to $750.0 million. On February 21, 2008, RFC borrowed $635.0 million under the Credit Agreement maturing on August 21, 2009.

Our plans also include, but are not limited to the following: continue to work proactively with all of our key credit providers to optimize all available liquidity options including negotiating credit terms and refinancing term loans; potentially utilize committed unsecured lines of credit that are available to us; explore opportunities for funding and or capital support from our parent (there can be no assurances, however, that our parent will undertake any such action); a comprehensive corporate-wide process to forecast cash flows on a twelve month rolling basis; and partner with our parent company to leverage broader relationships with liquidity providers.

While successful execution cannot be assured, management believes our plans are sufficient to meet liquidity requirements and expects to comply with financial covenants for the next twelve months. If unanticipated market factors emerged and/or are unable to successfully execute our plan, it would have a material adverse effect on our business, results of operations and financial position.

Borrowings

	Outstanding as of
	December 31,	December 31,
	2007	2006
	(In millions)

Collateralized borrowings in securitization trusts — long-term(a)	$16,145.7	$53,299.5
Senior unsecured notes — long-term(a)	14,550.4	12,408.8
Subordinated unsecured note — long-term(a)	758.3	1,000.0
Term loans and revolvers — long-term(a)	1,750.0	1,750.0
Bank lines — short-term	278.3	756.0
Bank lines — long-term(a)	33.2	21.8
Other unsecured — short-term	347.0	392.7
Other unsecured — long-term(a)	629.8	643.6

Subtotal unsecured borrowings	18,347.0	16,972.9

Secured — short-term	15,560.5	29,065.9
Secured — long-term(a)	927.7	6,562.6
FHLB — short-term	1,050.0	—
FHLB — long-term (a)	10,299.0	7,279.0

Subtotal secured borrowings	27,837.2	42,907.5

Total borrowings	62,329.9	113,179.9
Bank deposits	13,349.8	9,851.0

Total borrowings and deposits	75,679.7	123,030.9
Off-balance sheet financings	136,108.3	119,295.8

Total	$211,788.0	$242,326.7

(a)	Represents borrowings with an original contractual maturity in excess of one year.

  Funding Sources

Collateralized Borrowings in Securitization Trusts

As part of our ongoing funding and risk management practices, we have established secondary market trading and securitization programs that provide long-term financing primarily for our mortgage loans. We have had consistent access to these markets through our securitization activities in the past. However, the non-conforming securitization market, both domestic and international, is currently very weak. We do not expect these markets to improve in the near term. We are adjusting our current business production levels and distribution strategies to respond to these market conditions.

As part of our strategy to limit the nonprime impact on our financial statements, we completed the sale of residual cash flows related to a number of on-balance sheet securitization trusts in the second, third and fourth quarters of 2007. At the same time, we completed the actions necessary to cause the securitization trusts to satisfy the QSPE requirements of SFAS No. 140. The combination of those actions resulted in the deconsolidation of 92 securitization trusts and the removal of unpaid principal balance of mortgage loans of $25.9 billion, net of the related allowance for loan loss of $1.5 billion, $626.2 million of real-estate owned assets, $26.6 billion of collateralized borrowings, capitalization of $75.6 million of mortgage servicing rights and gains on sale totaling $525.7 million in the twelve months ended 2007.

Unsecured and Secured Funding Facilities

The following tables highlight committed, uncommitted and total capacity under our secured and unsecured funding facilities as of December 31, 2007 and December 31, 2006. These facilities mature between January 2008 and March 2040. While we have generally been able to successfully renegotiate the renewals of most of our facilities in the past, there are no assurances that we will be able to renew or refinance maturing facilities on acceptable terms, or at all, in the future. These tables do not include collateralized borrowings in securitization trusts, off-balance sheet financings, senior unsecured notes, our subordinated unsecured note, medium-term unsecured notes or bank deposits. The secured uncommitted facilities include FHLB advances.

	As of December 31, 2007			As of December 31, 2006
	Committed	Uncommitted	Total	Committed	Uncommitted	Total
	(In millions)

Unsecured funding facilities	$3,517.5	$891.3	$4,408.8	$3,860.8	$1,770.2	$5,631.0
Secured funding facilities	33,178.8	21,583.4	54,762.2	29,371.1	73,276.7	102,647.8

The unused capacity on the committed secured facilities can be utilized upon pledge of eligible assets that we may currently have available, or the capacity can provide funding for future asset acquisitions.

Certain of these credit facilities contain a financial covenant, among other covenants, requiring us to maintain a minimum consolidated tangible net worth (as defined in each respective agreement) as of the end of each fiscal quarter. Under the agreements, our tangible net worth cannot fall below a base amount plus an amount equal to 25% of our net income (if positive) for the fiscal year since the closing date of the applicable agreement. As of December 31, 2007, the most restrictive provision requires a minimum tangible net worth of $5.4 billion. We reported tangible net worth as of December 31, 2007 of $6.0 billion.

Our consolidated tangible net worth fluctuates based principally upon our operating results, among a number of other factors. We monitor our compliance with the minimum consolidated tangible net worth covenant and maintain contingency plans to enable us to meet these terms should corrective action become necessary. Those plans include a potential capital infusion (cash or other) from GMAC, asset sales and debt reduction activities, among other alternatives. If any of these actions or alternative actions is undertaken, there is also no assurance that they will be successful, or that absent undertaking any such activities, an amendment or waiver of the covenants could be obtained from the lenders.

Unsecured Funding Facilities

The following table shows the amount of outstanding, unused and total capacity under our unsecured committed facilities as of December 31, 2007 and December 31, 2006:

	Unsecured Committed Facilities
	As of December 31, 2007			As of December 31, 2006
		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity
	(In millions)

Syndicated bank credit facilities	$—	$875.0	$875.0	$—	$875.0	$875.0
364-day bank credit facilities revolver	—	875.0	875.0	—	875.0	875.0
International bank lines	17.5	—	17.5	216.3	144.5	360.8
Bank term loan	1,750.0	—	1,750.0	1,750.0	—	1,750.0

Total	$1,767.5	$1,750.0	$3,517.5	$1,966.3	$1,894.5	$3,860.8

We maintained $3.5 billion of unsecured syndicated bank facilities as of December 31, 2007 compared with $3.9 billion as of December 31, 2006, consisting of a $1.8 billion bank term loan committed through July 2008, an $875.0 million line of credit committed through June 2010 and a $875.0 million 364-day revolver committed through June 2008. Our Canadian operations had a syndicated bank revolving credit line that expired in December of 2007 and was not renewed.

The following table shows the amount of outstanding, unused and total capacity under our unsecured uncommitted facilities as of December 31, 2007 and December 31, 2006:

	Unsecured Uncommitted Facilities
	As of December 31, 2007			As of December 31, 2006
		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity
	(In millions)

Lines of credit	$243.8	$23.2	$267.0	$161.8	$125.4	$287.2
International commercial paper	301.4	—	301.4	186.2	90.6	276.8
GMAC Bank Fed Funds	0.1	219.9	220.0	—	506.0	506.0
Other	100.9	2.0	102.9	606.2	94.0	700.2

Total	$646.2	$245.1	$891.3	$954.2	$816.0	$1,770.2

As of December 31, 2007, we had access to approximately $0.3 billion of unsecured lines of credit from financial institutions compared with $0.3 billion as of December 31, 2006. These lines are available on an uncommitted basis and borrowings under these lines mature in 30 to 365 days. We used borrowings under these lines for general working capital purposes.

In Mexico, we had 3.3 billion pesos ($0.3 billion) of commercial paper and bank lines of 2.3 billion pesos outstanding ($0.2 billion) as of December 31, 2007 compared with 2.0 billion ($0.2 billion) pesos and 1.1 billion pesos ($0.1 billion) outstanding, respectively, as of December 31, 2006.

Secured Funding Facilities

In the United States and in the other countries in which we operate, we use both committed and uncommitted secured facilities to fund inventories of mortgage loans held for investment, mortgage loans held for sale, lending receivables, mortgage servicing cash flows and securities. We use these facilities to provide funding for residential mortgage loans prior to their subsequent sale or securitization. We refer to the time period between the acquisition or origination of loans and their subsequent sale or securitization as the aggregation period. Prior to the market disruptions of August 2007, these aggregation facilities were primarily funded through the issuance of asset-backed commercial paper or similar short-term securities, both through programs we sponsor and through credit facilities obtained from other lenders’ commercial paper programs. As previously discussed, during the third quarter of 2007, our access to the commercial paper markets was severely curtailed, consistent with the experiences of other asset-backed commercial paper issuers. Other secured borrowings include transactions under repurchase agreements or similar arrangements or secured bank loans. The cost of funding related to these vehicles is priced off a short-term benchmark, such as highly-rated commercial paper, one month LIBOR or a similar index, plus a stated percentage over such cost and/or other costs of issuance. Committed liquidity sources are generally renewed annually and at our discretion and the discretion of the third-party. Our secured borrowings, including our aggregation facilities, are repaid as the underlying assets are sold or securitized. Between January 1, 2008 and December 31, 2008, we have $32.4 billion, or 97.7%, of our secured committed capacity maturing.

The following table shows the amount of outstanding, unused and total capacity under our secured committed facilities as of December 31, 2007 and December 31, 2006:

	Secured Committed Facilities
	As of December 31, 2007			As of December 31, 2006
		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity
	(In millions)

Mortgage Interest Networking Trust (MINT)	$—	$—	$—	$—	$5.0	$5.0
Repurchase agreements	3,605.2	5,313.7	8,918.9	4,950.8	1,704.3	6,655.1
Receivables Lending Agreement (RLA)	170.0	5,292.6	5,462.6	5,250.0	322.8	5,572.8
Mortgage Asset Lending Agreement (MALA)	70.0	3,146.4	3,216.4	1,120.0	1,836.3	2,956.3
Bank facilities for construction lending receivables	1,804.8	45.4	1,850.2	1,745.0	—	1,745.0
Bank facility for mortgage servicing rights	1,444.0	656.0	2,100.0	1,275.0	25.0	1,300.0
Other	8,633.9	2,996.8	11,630.7	7,178.3	3,958.6	11,136.9

Total	$15,727.9	$17,450.9	$33,178.8	$21,519.1	$7,852.0	$29,371.1

MINT:  MINT was a secured aggregation vehicle that provided us with financing for mortgage loans during the aggregation period and for warehouse lending receivables. MINT obtained financing through the issuance of asset-backed commercial paper and similar discounted notes (“MITTENs”), both of which were secured by the mortgage loans and warehouse lending receivables. On September 7, 2007, the remaining $50.0 million face value of Variable Rate Medium Term Note Series 2003-2 outstanding were defeased. The MINT program was terminated in December 2007, causing a reduction of liquidity over prior levels.

Repurchase agreements:  We have developed numerous relationships with banks and securities firms to provide funding for mortgage loans and securities through repurchase agreements and other similar arrangements on a domestic and international basis. Borrowings under these agreements are provided on either a committed or an uncommitted basis.

RLA and MALA:  RLA is a facility that funds our warehouse lending receivables via a syndicate of asset-backed commercial paper vehicles. As described in more detail below, RLA shares a funding commitment with MALA. The decline in borrowings from 2006 to 2007 under the RLA facility reflects our decision in 2007 to reduce our warehouse lending activities and the continuing disruptions in the asset-backed commercial paper market (which have made borrowings under this facility less available and more expensive). Accordingly, this capacity may not be a significant benefit to our current business and operations.

MALA is a secured aggregation facility that funds residential mortgage loans during the aggregation period. The facility receives funding from a syndicate of asset-backed commercial paper vehicles. MALA shares a funding commitment with RLA. The MALA and RLA facilities have both short-term and long-term commitments. The two facilities had aggregate liquidity commitments of $8.7 billion as of December 31, 2007, which comprises a one-year commitment of $2.2 billion set to mature on May 29, 2008 and a three-year commitment of $6.5 billion set to mature on November 29, 2008. The decline in borrowings from 2006 to 2007 under the MALA facility reflects our decision in 2007 to restrict the amount of non-traditional mortgages that we make as well as the continuing disruptions in the asset-backed commercial paper market (which have made borrowings under this facility less available and more expensive). Due to changes in our business model, we do not anticipate that we will experience significant borrowings under the RLA and MALA facilities at least in the near term. Furthermore due to asset concentration limits contained in the RLA facility, we may not be able to borrow under either of these facilities at the present time, or from time to time in the future. Accordingly, this capacity may not be a significant benefit to our current business and operations.

Bank facilities:  As of December 31, 2007, we had facilities that fund construction and commercial lending receivables with aggregate liquidity commitments of $1.9 billion, which includes $200.0 (£100.0) million of liquidity commitments to fund lending receivables in the United Kingdom. In addition, we have arranged facilities to fund mortgage servicing rights on a committed basis. These facilities provided aggregate liquidity commitments of $2.1 billion as of December 31, 2007.

Other:  Other secured facilities include certain facilities to fund mortgage loans prior to their sale or securitization. Internationally this includes: $7.7 (£3.9) billion of liquidity commitments to fund loans in the United Kingdom, $1.8 (€1.2) billion of liquidity commitments to fund loans originated in the Netherlands, Germany and Spain, a $657.7 million (750.0 million Australian dollar) liquidity commitment to fund loans in Australia and a $65.1 million (710.9 million Mexican pesos) liquidity commitment to fund loans in Mexico. Domestically, other secured facilities to fund mortgage servicing advances had capacity of $1.4 billion as of December 31, 2007.

Bilateral secured facility:  Effective September 6, 2007, GMAC entered into an agreement with a financial services lender, pursuant to which the entity has committed to provide up to $21.4 billion in the Facilities through September 2008. A total of $14.4 billion became available for immediate funding upon execution of the Facilities, with an additional $7.0 billion becoming available if and when the Facilities are syndicated to other lenders. As of December 31, 2007, approximately $2.0 billion has been syndicated. Up to $8.0 billion of the Facilities, depending on GMAC usage of the facilities can be made available to us to fund mortgage assets. At December 31, 2007, $1.1 billion of the $1.5 billion of the available secured committed has been used for mortgage servicing rights (included in bank facilities). An additional $2.0 billion of whole loan repurchase capacity to fund conforming and certain non-conforming collateral was closed in December (included in repurchase agreements), resulting in $3.5 billion total secured committed capacity to us from the Facilities. Amounts we may borrow under the Facilities are our sole obligation and are not guaranteed by GMAC in any form. Likewise, we are not obligated for any amounts GMAC may borrow under the Facilities.

The following table shows the amount of outstanding, unused and total capacity under our secured uncommitted facilities as of December 31, 2007 and December 31, 2006:

	Secured Uncommitted Facilities
	As of December 31, 2007			As of December 31, 2006
		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity
	(In millions)

Mortgage Interest Networking Trust (MINT)	$—	$—	$—	$1,402.9	$23,592.1	$24,995.0
MINT II, LLC	—	—	—	5,831.2	19,168.8	25,000.0
Repurchase agreements	368.3	7,430.7	7,799.0	6,554.7	6,109.1	12,663.8
Other	392.0	803.3	1,195.3	320.6	713.0	1,033.6

Total excluding FHLB advances	760.3	8,234.0	8,994.3	14,109.4	49,583.0	63,692.4
FHLB advances	11,349.0	1,240.1	12,589.1	7,279.0	2,305.3	9,584.3

Total	$12,109.3	$9,474.1	$21,583.4	$21,388.4	$51,888.3	$73,276.7

MINT I: MINT I, LLC was created during the second quarter of 2007. MINT I is an on-balance sheet secured aggregation vehicle that provides the Company with financing for mortgage loans during the aggregation period and for warehouse lending receivables. MINT I obtains financing through the issuance of extendable notes, which are secured by the mortgage loans and warehouse lending receivables. As of December 31, 2007, MINT I had uncommitted liquidity of $25.0 billion, with $0.0 million of extendable notes outstanding. Due to the lack of investor appetite for mortgage-backed commercial paper, and extendable notes in particular, MINT I stopped issuing extendable notes during the third quarter and it is unclear whether the Company will be able to use this program in the future. The underlying collateral has either been moved to other existing sources of liquidity (e.g. whole loan repurchase agreements and secured aggregation facilities) or sold to third-party investors.

MINT II: MINT II, LLC was created during the third quarter of 2006. MINT II is a secured aggregation vehicle that provides us with financing for mortgage loans during the aggregation period and for warehouse lending receivables. MINT II obtains financing through the issuance of extendable notes, which are secured by the mortgage loans and warehouse lending receivables. As of December 31, 2007, MINT II had uncommitted liquidity of $25.0 billion, with $0.0 million of extendable notes outstanding. Due to the lack of investor appetite for mortgage-backed commercial paper, and extendable notes in particular, MINT II stopped issuing extendable notes during the third quarter and it is unclear whether the Company will be able to use this program in the future. The underlying collateral has either been moved to other existing sources of liquidity (e.g. whole loan repurchasing agreements and secured aggregation facilities) or sold to third-party investors.

FHLB Advances: In addition, as previously discussed, GMAC Bank has entered into an advances agreement with FHLB. Under the agreement, as of December 31, 2007 and December 31, 2006, GMAC Bank had assets pledged and restricted as collateral totaling $28.4 and $19.8 billion under the FHLB’s existing blanket lien on all GMAC Bank assets, including $8.2 and $4.8 billion of automotive division assets. However, the FHLB will allow GMAC Bank to encumber any assets restricted as collateral not needed to collateralize existing FHLB advances. As of December 31, 2007 and December 31, 2006, GMAC Bank had $12.8 and $10.1 billion of assets restricted as collateral that were available to be encumbered elsewhere, including $7.5 and $4.4 billion, of which were recorded on the automotive division of the GMAC Bank and would be subject to all provisions of our operating agreement with GMAC.

Our secured borrowings, including our aggregation facilities, are repaid as the underlying assets are sold or securitized. The following tables show the amounts of borrowings outstanding as of December 31, 2007 and December 31, 2006 under our secured borrowing arrangements:

	As of December 31, 2007
				Secured	Secured	Total
	Secured	Secured	Total	Committed	Uncommitted	Secured
	Committed	Uncommitted	Secured	Unused	Unused	Unused
	Outstanding	Outstanding	Outstanding	Capacity	Capacity	Capacity
	(In millions)

Mortgage loans and warehouse lending(a)	$11,687.7	$12,014.1	$23,701.8	$16,140.8	$9,474.1	$25,614.9
Other lending receivables(b)	1,804.8	—	1,804.8	45.4	—	45.4
Mortgage servicing rights(c)	1,444.0	—	1,444.0	656.0	—	656.0
Other	791.4	95.2	886.6	608.7	—	608.7

Total	$15,727.9	$12,109.3	$27,837.2	$17,450.9	$9,474.1	$26,925.0

	As of December 31, 2006
				Secured	Secured	Total
	Secured	Secured	Total	Committed	Uncommitted	Secured
	Committed	Uncommitted	Secured	Unused	Unused	Unused
	Outstanding	Outstanding	Outstanding	Capacity	Capacity	Capacity
	(In millions)

Mortgage loans and warehouse lending(a)	$17,815.3	$21,388.4	$39,203.7	$7,655.7	$51,888.3	$59,544.0
Other lending receivables(b)	1,700.0	—	1,700.0	—	—	—
Mortgage servicing rights(c)	1,275.0	—	1,275.0	25.0	—	25.0
Other	728.8	—	728.8	171.3	—	171.3

Total	$21,519.1	$21,388.4	$42,907.5	$7,852.0	$51,888.3	$59,740.3

(a)	Mortgage loans and warehouse lending is comprised of MINT, MINT I, MINT II, MALA, RLA, repurchase agreements, the Facilities, and FHLB advances.

(b)	Facilities that fund construction and commercial business lending receivables.

(c)	Facilities to fund mortgage serving rights.

International Funding Facilities

The table below shows our borrowings outstanding, unused capacity and the total capacity of our international committed and uncommitted facilities as of December 31, 2007 and December 31, 2006. The amounts shown as outstanding are included in the total on-balance sheet borrowings (excluding bank deposits) under “— Borrowings” above. The amounts shown in the table below were also included in the amounts shown in the tables above relating to our combined secured and unsecured committed and uncommitted facilities. In both the United Kingdom and Continental European businesses, we continue to pursue the renewal of all debt facilities that are scheduled to mature within the next several months.

Subsequent to year end 2007, certain international facilities expired resulting in a decrease in $1.2 billion of secured committed financing capacity. At maturity, we repaid the lenders $0.9 billion of outstanding debt to fund the affected collateral.

	International Facilities
	As of December 31, 2007			As of December 31, 2006
		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity
	(In millions)

Committed international facilities	$8,460.1	$2,428.8	$10,888.9	$6,815.3	$4,486.4	$11,301.7
Uncommitted international facilities	937.2	826.6	1,763.8	593.4	978.0	1,571.4

Bank Deposits

GMAC Bank provides us another source of liquidity through its ability to accept deposits. As of December 31, 2007, GMAC Bank had approximately $12.8 billion of deposits, $1.6 billion of which were escrows related to our servicing of mortgage loans compared with $9.9 billion of deposits, $1.4 billion, respectively as of December 31, 2006. These funds are generally available only for the operations of GMAC Bank, and cannot be used to fund the operations or liabilities of our other affiliates.

At December 31, 2007, ResMor also had approximately 514.1 million CAD ($521.7) million of deposits.

Off-Balance Sheet Financings

Our total off-balance sheet financings were $136.1 billion as of December 31, 2007 and $119.3 billion as of December 31, 2006. A significant portion of our off-balance sheet financing relates to securitizations issued in off-balance sheet trusts. The off-balance sheet securitization trusts had aggregate outstanding balances of $136.1 billion as of December 31, 2007 and $118.9 billion as of December 31, 2006.

We participate in a number of off-balance sheet revolving securitizations collateralized by home equity lines of credit with credit capacity totaling approximately $10.5 billion. These securitizations are self-contained trusts that distribute cash between the borrowers. If at any point, the cash accessible to borrowers within the trust is not sufficient, we are obligated to fund any incremental draws on the lines by the borrower. The likelihood that we would be required to provide material cash funding outside of the self-contained trusts is remote, We are actively managing the available lines of credit within these trusts to reduce this potential risk.

Our ability to utilize off-balance sheet structured facilities to fund mortgage loans during the aggregation period as well as warehouse lending receivables did not exist as of December 31, 2007, as the arrangements expired during the fourth quarter 2007. Prior to their termination, these facilities provided funding for these assets through the issuance of commercial paper from multi- and single-seller asset-backed commercial paper conduits. Our most significant sources of short-term off-balance sheet borrowings were as follows:

•	Walnut Grove Funding was a secured aggregation facility that funded home equity loans, home equity lines of credit, high loan-to-value mortgage loans and certain non-conforming fixed rate mortgage loans through the issuance of asset-backed commercial paper. Walnut Grove Funding provided $0.0 million of funding as of December 31, 2007 and $275.4 million as of December 31, 2006, and was permitted to finance a maximum of $0.0 million as of December 31, 2007 and $900.0 million as of December 31, 2006

•	Horsham Funding was a facility that funded defaulted government insured or guaranteed residential mortgage loans repurchased from securitized pools through borrowings from third-party asset-backed commercial paper conduits. Horsham Funding provided $0.0 million of funding as of December 31, 2007 and $102.4 million as of December 31, 2006, and was permitted to finance a maximum amount of $0.0 million as of December 31, 2007 and $200.0 as of December 31, 2006.

Credit Ratings

The following table summarizes our current credit ratings and outlook from the major credit rating agencies:

	Commercial				Date of
Rating Agency	Paper	Senior Debt		Outlook	Last Action

Fitch	B	BB+		Watch ratings-negative	August 16, 2007
Moody’s	NP	B2		Negative	February 5, 2008
S&P	C	B		Negative	February 22, 2008
DBRS	R-4	B(High	)	Negative	November 9, 2007

Ratings reflect the rating agencies’ opinions of our financial condition, operating performance, strategic position and ability to meet our obligations. During the third quarter of 2007, a rating downgrade occurred with respect to our senior unsecured notes resulting in an increase of 100 basis points to our cost of funds related to the corresponding unsecured notes. Our credit ratings were further downgraded on November 1, 2007 by various credit rating agencies, resulting in an additional increase of 50 basis points to our cost of funds related the corresponding senior unsecured notes. On November 9, 2007 and February 5, 2008, additional rating downgrades occurred, neither of which resulted in a change to our cost of funds. A rating agency downgrade on February 22, 2008 resulted in an additional and final step-up of 50 basis points to our senior unsecured debt. Furthermore, any action with respect to the credit ratings of GMAC could impact our ratings because of our position as a wholly-owned subsidiary of GMAC.

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

During 2007, we were no longer able to issue certain nonprime securitizations without various forms of representations for early payment defaults. These representations consist of our agreement to repurchase a loan at par from investors if an early payment default occurs. We record estimates for this liability upon sale of the securitization. We generally purchase these loans and have similar representations from the originators of the mortgage. However, we generally account for the recovery from the originator on a cash basis.

Upon discovery of a breach of a representation, we either correct the loans in a manner conforming to the provisions of the sale agreement, replace the loans with similar loans that conform to the provisions, or purchase the loans at a price determined by the related transaction documents, consistent with industry practice. We purchased $689 million in mortgage loans under these provisions in 2007 and $157 million in 2006. Our reserves for losses in connection with these activities are recorded in other liabilities.

In addition to our representations and warranties, we have the option to purchase certain assets in our off-balance sheet facilities, including:

•	Asset Performance Conditional Calls — In certain of our securitizations, we retain the option (but not an obligation) to purchase specific mortgage loans that become delinquent beyond a specified period of time, as set forth in the transaction legal documents (typically 90 days). Mortgage loans are purchased after the option becomes exercisable when it is in our economic interest to do so. We purchased an aggregate of $607 million of mortgage loans in 2007 and $324 million in 2006 under these provisions.

•	Cleanup Calls — In each of our securitizations, we retain a cleanup call option that allows the servicer to purchase the remaining transferred assets once such assets reach a minimal level and the cost of servicing those assets becomes burdensome in relation to the benefits of servicing (defined as a specified percentage of the original principal balance). We choose to exercise cleanup calls when it is in our economic interest to do so. We purchased $253.8 million of assets under these cleanup call provisions in 2007 and $1.1 billion of such assets in 2006.

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

Upon the optional purchase of an asset from an off-balance sheet facility, we generally do not recognize any net gain or loss since the mortgage loan is purchased at the unpaid principal balance, plus any accrued interest thereon, as required by the transaction documents. To the extent that the fair value differs from the unpaid principal balance, any resulting gain or loss would be substantially offset by a gain or loss recognized through the revaluation of any retained interest that we hold related to the purchased asset. As a result, the purchase of the asset does not by itself result in any material net gain or loss.

Guarantees

Guarantees are defined as contracts or indemnification agreements that contingently require us to make payments to third parties based on changes in an underlying agreement that is related to a guaranteed party. Our guarantees include standby letters of credit and certain contract provisions regarding securitizations and sales. See Note 22 to the audited consolidated financial statements for more information regarding our outstanding guarantees to third parties.

Aggregate Contractual Obligations

	Payments Due by Period
		Less than			More Than
As of December 31, 2007	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)

Description of obligation:
Debt and associated interest
Unsecured	$18,346.9	$4,985.0	$5,955.7	$3,530.1	$3,876.1
Secured	43,982.9	17,438.5	3,740.5	3,607.5	19,196.4
Scheduled interest payments for fixed rate long-term debt	3.5	0.8	1.4	0.9	0.4
Expected interest payments for variable rate long-term debt	0.7	0.4	0.3	—	—
Estimated payment obligations (net) under interest rate swap	0.2	0.1	0.1	—	—
Lease commitments	432.7	102.7	134.5	95.7	99.8
Mortgage purchase commitments	18,421.9	15,618.5	2,803.4	—	—
Lending commitments	8,062.6	3,041.4	1,630.7	307.5	3,083.0
Commitments to provide capital to equity method investees	251.3	—	—	—	251.3
Purchase obligations*	2,283.0	2,220.1	45.7	17.2	—
Commitments to fund development of lots and/or model homes	127.0	6.6	120.4	—	—
Bank certificates of deposit	8,116.2	5,903.7	2,004.3	208.2	—

Total	$100,028.9	$49,317.8	$16,437.0	$7,767.1	$26,507.0

*	Includes purchase obligations covered by non-cancellable contracts and contracts containing cancellation fees.

The following provides a description of the items summarized in the preceding table of contractual obligations:

Debt and associated interest — Amounts represent the scheduled maturity of debt and associated interest at December 31, 2007, assuming that no early redemptions occur. For debt issuances without a stated maturity date (i.e., Demand Notes), the maturity is assumed to occur within one year. The maturity of secured debt may vary based on payment activity of the related assets. The amounts presented are before the effect of any unamortized discount or fair value adjustment. Refer to Note 12 to our Consolidated Financial Statements for additional information on our debt obligations.

Lease commitments — We have obligations under various operating lease arrangements (primarily for real property) with noncancelable lease terms that expire after December 31, 2007. Refer to Note 22 to our Consolidated Financial Statements for additional information on our lease commitments.

Mortgage purchase commitments — We enter into commitments to originate, purchase and sell mortgage and mortgage-backed securities. Refer to Note 22 to our Consolidated Financial Statements for additional information on our mortgage purchase and sale commitments.

Lending commitments — We have outstanding revolving lending commitments with customers. The amounts represent the unused portion of those commitments as of December 31, 2007 that the customer may draw upon, in accordance with the lending arrangement.

Commitments to provide capital to equity method investees — As part of arrangements with specific private equity funds, we are obligated to provide capital to equity method investees.

Commitments to fund development of lots and/or model homes — We have entered into agreements to fund construction and resort financing through financing obtained from third-party asset-backed paper commercial conduits.

Bank certificate of deposits — We accept cash deposits through GMAC Bank. A portion of these deposits are escrow balances related to the servicing of mortgage loans.

Recently Issued Accounting Standards

Refer to Note 2 of the Notes to the Consolidated Financial Statements.

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

We actively manage market risk. We maintain risk management control systems to monitor interest rate risks and related hedge positions. We monitor positions using a variety of analytical techniques including market value, sensitivity analysis and value at risk models. While each operating segment is responsible for risk management, we supplement this decentralized model with a centralized risk committee, headed by our chief risk officer. This risk management function is responsible for ensuring that each operating segment has proper policies and procedures for managing risk and for identifying, measuring and monitoring risk across the enterprise.

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

Mortgage Servicing Rights and Our Interests From Our Securitizations

Our mortgage servicing rights and our interests from our securitizations are generally subject to loss in value when mortgage rates decline. Declining mortgage rates generally result in an increase in refinancing activity, which increases prepayments and results in a decline in the value of our mortgage servicing rights. To mitigate the impact of this risk, we maintain a portfolio of financial instruments, including derivatives, which increase in value when interest rates decline. Our primary objective is to minimize the overall risk of loss in the value of mortgage servicing rights due to the change in fair value caused by prepayments and changes in rates. We have determined that economical strategies exist for hedging this risk. Our secondary objectives include minimizing the income statement effect of hedge ineffectiveness, management of hedge instrument selection to minimize hedge costs and protection of the overall economic value of the asset portfolio.

We actively manage the risk we are exposed to on a daily basis. The following are financial instruments that we use to hedge economically our interest rate risk related to mortgage servicing rights and our interests from our securitizations.

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

	Year Ended December 31,
	2007	2006
	(In millions)
Value at Risk
Maximum	$134.5	$80.7
Average	83.1	42.7
Minimum	39.8	14.7

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

	As of December 31,
	2007		2006
	Non-Trading	Trading	Non-Trading	Trading
	(In millions)
Estimated net fair value of financial instruments exposed to changes in interest rates	$(4,859)	$2,091	$(10,622)	$4,562
Impact of a 10% adverse change in rates	(1,483)	(17)	(546)	(110)

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

Based upon this modeling, the following tables summarize the estimated change in fair value of our interest rate-sensitive assets, liabilities and commitments as of December 31, 2007, and 2006 given several hypothetical, instantaneous, parallel-shifts in the yield curve:

	Change in Fair Value as of
	December 31, 2007
Change in Interest Rate (basis points)	−100	−50	+50	+100
	(In millions)

Mortgage servicing rights and other financial instruments:
Mortgage servicing rights and interests from our securitizations	$(1,551)	$(814)	$696	$1,202
Impact of servicing hedge:
Swap — based	1,656	778	(679)	(1,267)
Treasury-based	121	61	(60)	(120)
Others	114	56	(52)	(97)

Mortgage servicing rights and interests from our securitizations, net	340	81	(95)	(282)

Committed pipeline	47	37	(74)	(181)
Mortgage loan inventory	187	100	(117)	(249)
Impact of associated derivative instruments:
Mortgage-based	(146)	(85)	112	246
Eurodollar-based	(12)	(6)	6	12
Others	(34)	(18)	20	42

Committed pipeline and mortgage loan inventory, net	42	28	(53)	(130)

Net change in fair value related to other businesses	4	2	2	2

GMAC Bank (mortgage division only):
Securities portfolio	12	6	(6)	(12)
Mortgage loans	289	166	(195)	(409)
Deposit liabilities	10	5	(4)	(7)
Federal Home Loan Bank advances	(255)	(129)	136	283
Other liabilities	(11)	(5)	5	11

GMAC Bank, net	45	43	(64)	(134)

Notes payable and capital securities	(266)	(132)	129	254
Impact of associated derivative instruments:
Swap-based	257	127	(124)	(244)

Notes payable and capital securities, net	(9)	(5)	5	10

Insurance company investment portfolios	2	1	(1)	(2)

Net change in fair value related to mortgage servicing rights and other financial instruments	$424	$150	$(206)	$(536)

Net change in fair value related to broker-dealer trading securities	$—	$—	$—	$—

Net change in fair value related to GMAC Auto Bank	$33	$16	$(17)	$(33)

	Change in Fair Value as of
	December 31, 2006
Change in Interest Rate (basis points)	−100	−50	+50	+100
	(In millions)

Mortgage servicing rights and other financial instruments:
Mortgage servicing rights and interests from our securitizations	$(1,251)	$(584)	$405	$656
Impact of servicing hedge:
Swap — based	652	291	(211)	(356)
Treasury-based	117	57	(54)	(106)
Others	415	200	(193)	(381)

Mortgage servicing rights and interests from our securitizations, net	(67)	(36)	(53)	(187)

Committed pipeline	44	30	(55)	(131)
Mortgage loan inventory	263	141	(169)	(372)
Impact of associated derivative instruments:
Mortgage-based	(104)	(63)	88	198
Eurodollar-based	(21)	(10)	10	21
Others	(145)	(78)	90	191

Committed pipeline and mortgage loan inventory, net	37	20	(36)	(93)

Net change in fair value related to other businesses	2	1	(1)	(4)

GMAC Bank (mortgage division only):
Securities portfolio	2	1	(1)	(2)
Mortgage loans	152	92	(113)	(242)
Deposit liabilities	(11)	(5)	5	10
Federal Home Loan Bank advances	(185)	(95)	101	207
Other liabilities	(18)	(9)	9	18

GMAC Bank, net	(60)	(16)	1	(9)

Notes payable and capital securities	(279)	(138)	134	265
Impact of associated derivative instruments:
Swap-based	310	153	(149)	(295)

Notes payable and capital securities, net	31	15	(15)	(30)

Insurance company investment portfolios	3	1	(1)	(3)

Net change in fair value related to mortgage servicing rights and other financial instruments	$(54)	$(15)	$(105)	$(326)

Net change in fair value related to broker-dealer trading securities	$(4)	$(2)	$1	$1

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

/s/ James G. Jones	/s/ Sanjiv Khattri

James G. Jones	Sanjiv Khattri
Chief Executive Officer	Chief Financial Officer
February 27, 2008	February 27, 2008

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Residential Capital, LLC’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.

Based on the evaluation performed, management concluded that as of December 31, 2007, Residential Capital, LLC’s internal control over financial reporting was effective based upon the COSO criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent public accounting firm, as stated in their report which appears herein.

/s/ James G. Jones	/s/ Sanjiv Khattri

James G. Jones	Sanjiv Khattri
Chief Executive Officer	Chief Financial Officer
February 27, 2008	February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of
Residential Capital, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in equity, and of cash flows present fairly, in all material respects, the financial position of Residential Capital, LLC (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8 of this Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 27, 2008

RESIDENTIAL CAPITAL, LLC

CONSOLIDATED BALANCE SHEET
December 31, 2007 and 2006

	2007	2006
	(Dollars in thousands)

ASSETS
Cash and cash equivalents	$4,415,913	$2,018,847
Mortgage loans held for sale	11,998,236	27,007,382
Trading securities	2,090,690	4,562,073
Mortgage loans held for investment, net	41,330,322	67,927,951
Lending receivables, net	8,406,495	14,530,104
Mortgage servicing rights	4,702,862	4,930,061
Accounts receivable	3,187,913	2,561,200
Investments in real estate and other	1,629,717	2,622,149
Goodwill	—	471,463
Other assets	10,428,516	8,955,589

Total assets	$88,190,664	$135,586,819

LIABILITIES
Borrowings:
Collateralized borrowings in securitization trusts	$16,145,741	$53,299,518
Other borrowings	46,184,150	59,880,378

Total borrowings	62,329,891	113,179,896
Deposit liabilities	13,349,844	9,851,026
Other liabilities	5,141,052	4,374,006

Total liabilities	80,820,787	127,404,928
Minority interest	1,339,760	559,778

EQUITY
Member’s interest	6,624,344	3,837,943
(Accumulated deficit) retained earnings	(694,756)	3,651,935
Accumulated other comprehensive income	100,529	132,235

Total equity	6,030,117	7,622,113

Total liabilities, minority interest and equity	$88,190,664	$135,586,819

The notes to the consolidated financial statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONSOLIDATED STATEMENT OF INCOME
Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005
	(Dollars in thousands)

Revenue
Interest income	$7,567,883	$8,169,034	$5,797,097
Interest expense	6,560,846	6,460,220	3,872,102

Net interest income	1,007,037	1,708,814	1,924,995
Provision for loan losses	2,595,143	1,334,084	651,796

Net interest (loss) income after provision for loan losses	(1,588,106)	374,730	1,273,199
(Loss) gain on sale of mortgage loans, net	(331,731)	890,216	1,036,669
Servicing fees	1,790,403	1,583,674	1,416,280
Amortization and impairment of servicing rights	—	—	(761,988)
Servicing asset valuation and hedge activities, net	(543,651)	(1,100,232)	17,186

Net servicing fees	1,246,752	483,442	671,478
(Loss) gain on investment securities, net	(747,830)	68,665	236,362
Real estate related revenues, net	218,434	593,040	707,961
(Loss) gain on sale of equity investments	(542)	414,508	4,213
Gain on extinguishment of debt	521,088	—	—
(Loss) gain on foreclosed real estate	(401,672)	(56,044)	38,752
Automotive operating lease income	510,927	34,438	—
Other income	203,764	219,514	266,626

Total net revenue	(368,916)	3,022,509	4,235,260
Expenses
Compensation and benefits	1,224,580	1,206,339	1,406,930
Professional fees	254,071	273,056	212,410
Data processing and telecommunications	202,246	189,152	199,849
Advertising	120,241	152,792	158,688
Occupancy	146,282	137,687	121,301
Goodwill impairment	454,828	—	—
Restructuring	126,646	—	—
Depreciation expense on automotive lease income	307,984	19,726	—
Other	1,026,726	618,183	509,156

Total expenses	3,863,604	2,596,935	2,608,334

(Loss) income before income tax expense (benefit) and minority interest	(4,232,520)	425,574	1,626,926
Income tax expense (benefit)	19,790	(289,173)	606,300

(Loss) income before minority interest	(4,252,310)	714,747	1,020,626
Minority interest	94,028	9,654	—

Net (loss) income	$(4,346,338)	$705,093	$1,020,626

The notes to the consolidated financial statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Years Ended December 31, 2007, 2006, and 2005

	Common
	Stock				Accumulated
	and				Other
	Paid-in	Member’s	Retained	Comprehensive	Comprehensive	Total
	Capital	Interest	Earnings	Income	Income	Equity
	(Dollars in thousands)

Balance at January 1, 2005	$1,246,778	$	$2,959,961		$159,006	$4,365,745
Net income	—		1,020,626	$1,020,626	—	1,020,626
Capital contributions	2,120,899		—	—	—	2,120,899
Other comprehensive income, net of tax:
Unrealized loss on investment securities	—		—	(24,451)	—	(24,451)
Foreign currency translation adjustment	—		—	(33,103)	—	(33,103)
Unrealized gain on cash flow hedges	—		—	14,254	—	14,254

Other comprehensive income	—		—	(43,300)	(43,300)	—

Comprehensive income	—		—	$977,326	—	—

Balance at December 31, 2005	3,367,677	—	3,980,587		115,706	7,463,970
Cumulative effect of change in accounting principle as of January 1, 2006, net of tax:
Transfer of unrealized loss for certain available for sale securities to trading securities	—	—	(16,717)	$—	16,717	—
Recognize mortgage servicing rights at fair value	—	—	3,850	3,850	—	3,850
Net income	—	—	705,093	705,093	—	705,093
Capital contributions	101,429	368,837	—	—	—	470,266
Conversion of common stock to member’s interest on October 24, 2006	(3,469,106)	3,469,106	—	—	—	—
Dividends			(1,020,878)	—	—	(1,020,878)
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	—	—	—	1,738	—	1,738
Foreign currency translation adjustment	—	—	—	49,225	—	49,225
Unrealized loss on cash flow hedges	—	—	—	(51,151)	—	(51,151)

Other comprehensive income	—	—	—	(188)	(188)	—

Comprehensive income	—	—	—	$708,755	—	—

Balance at December 31, 2006	—	3,837,943	3,651,935		132,235	7,622,113
Cumulative effect of change in accounting principle as of January 1, 2007, net of tax:
Adoption of Financial Accounting Standards Board Interpretation No. 48	—	—	(353)	—	—	(353)
Net loss	—	—	(4,346,338)	$(4,346,338)	—	(4,346,338)
Capital contributions	—	2,786,401	—	—	—	2,786,401
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	—	—	—	1,814	—	1,814
Foreign currency translation adjustment	—	—	—	8,298	—	8,298
Unrealized loss on cash flow hedges	—	—	—	(62,518)	—	(62,518)

Other comprehensive income	—	—	—	(52,406)	(52,406)	—

Comprehensive income	—	—	—	$(4,398,744)	—	—

Adoption of Financial Standards Board Statement No. 158, net of tax	—	—	—		20,700	20,700

Balance at December 31, 2007	$—	$6,624,344	$(694,756)		$100,529	$6,030,117

The notes to the consolidated financial statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,346,338)	$705,093	$1,020,626
Reconciliation of net (loss) income to net cash provided by (used in) operating activities:
Amortization and impairment of mortgage servicing rights	—	—	761,988
Depreciation and amortization	1,151,147	665,774	605,579
Provision for loan losses	2,595,143	1,334,084	651,796
Loss (gain) on sale of mortgage loans, net	331,731	(890,216)	(1,036,669)
Loss (gain) on sale of equity investments	542	(414,508)	(4,213)
Net loss (gain) on sale of other assets	275,859	17,262	(41,559)
Goodwill impairment	454,828	—	—
Gain on extinguishment of debt	(521,088)	—	—
Pension curtailment gain	—	(42,630)	—
Minority interest	94,028	9,654	—
Loss (gain) on investment securities, net	747,830	(68,665)	(236,362)
Equity in loss (earnings) of investees in excess of cash received	79,252	(85,445)	(137,671)
Loss (gain) on valuation of mortgage servicing rights	1,259,529	819,353	(86,328)
Originations and purchases of mortgage loans held for sale	(115,234,401)	(176,541,708)	(159,280,861)
Proceeds from sales and repayments of mortgage loans held for sale	115,457,868	156,424,705	133,222,847
Deferred income tax	175,738	(345,444)	226,526
Net change in:
Trading securities	1,500,310	298,856	(952,969)
Accounts receivable	(696,016)	(647,150)	152,081
Other assets	(286,171)	(1,356,070)	(344,510)
Other liabilities	540,630	13,383	(667,417)

Net cash provided by (used in) operating activities	3,580,421	(20,103,672)	(26,147,116)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in lending receivables	5,188,500	(1,200,420)	(3,974,763)
Originations and purchases of mortgage loans held for investment	(8,590,547)	(15,318,790)	(20,081,860)
Proceeds from sales and repayments of mortgage loans held for investment	16,931,905	25,186,643	27,528,658
Purchases of available for sale securities	(72,018)	(54,273)	(598,613)
Proceeds from sales and repayments of available for sale securities	28,605	24,328	747,215
Additions to mortgage servicing rights	(3,192)	(11,780)	(266,589)
Sales of mortgage servicing rights	563,709	—	207,591
Purchase of and advances to investments in real estate and other	(210,792)	(1,695,102)	(1,249,253)
Proceeds from sales of and returns of investments in real estate and other	849,548	1,378,210	923,924
Consolidation of IB Finance Holding Company LLC	—	251,347	—
Acquisitions, net of cash acquired	103,743	(2,551)	(3,988)
Other, net	1,176,654	981,459	724,699

Net cash provided by investing activities	15,966,115	9,539,071	3,957,021

(Continued on next page)

RESIDENTIAL CAPITAL, LLC

CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31, 2007, 2006, and 2005 — (Continued)

	2007	2006	2005
	(Dollars in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in affiliate borrowings	$—	$(5,177,462)	$(2,828,433)
Net (decrease) increase in other short-term borrowings	(13,009,476)	2,730,803	4,242,935
Proceeds from issuance of collateralized borrowings in securitization trusts	5,634,817	19,317,561	28,361,997
Repayments of collateralized borrowings in securitization trusts	(15,929,834)	(22,605,088)	(22,682,856)
Proceeds from secured aggregation facilities, long-term	12,358,635	29,071,067	7,896,054
Repayments of secured aggregation facilities, long-term	(17,411,381)	(27,942,989)	(3,157,448)
Proceeds from other long-term borrowings	10,197,770	14,298,047	9,625,279
Repayments of other long-term borrowings	(5,192,486)	(568,430)	(210,000)
Payments of debt issuance costs	(43,370)	(109,680)	(121,413)
Dividends paid	—	(580,752)	—
Capital contributions	2,256,000	—	—
Disposal of healthcare business, net	898,794	—	—
Increase in deposit liabilities	3,130,793	1,742,878	2,458,334

Net cash (used in) provided by financing activities	(17,109,738)	10,175,955	23,584,449
Effect of foreign exchange rates on cash and cash equivalents	(39,732)	140,740	(26,684)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,397,066	(247,906)	1,367,670
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,018,847	2,266,753	899,083

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,415,913	$2,018,847	$2,266,753

(Continued on next page)

RESIDENTIAL CAPITAL, LLC

CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31, 2007, 2006, and 2005 — (Continued)

	2007	2006	2005
	(Dollars in thousands)

SUPPLEMENTAL DISCLOSURES:
Interest paid	$6,645,328	$6,628,857	$3,835,316
Taxes paid	56,696	487,626	713,321

Non-cash transactions:
Available for sale securities transferred to trading securities	—	927,141	—
Mortgage loans held for sale transferred to mortgage loans held for investment	13,794,278	14,549,018	19,963,930
Mortgage loans held for investment transferred to mortgage loans held for sale	810,219	3,236,630	3,904,330
Mortgage loans held for investment transferred to other assets	2,950,376	1,762,912	930,672
Deconsolidation of loans, net	25,855,681	—	—
Deconsolidation of collateralized borrowings	26,599,105	—	—
Originations of mortgage servicing rights from sold loans	1,596,543	1,722,895	1,272,126
Capital contributions of lending receivables	422,390	139,928	120,899
Capital contribution through forgiveness of unsecured and affiliate borrowings	740,666	—	2,000,000
Capital contribution from limited liability company election for federal income tax purposes	—	330,338	—
Dividend due to limited liability company election for federal income tax purposes	—	433,378	—
Dividend of non-cash assets of the former GMAC Bank	—	92,550	—
Consolidation of non-cash assets of IB Finance Holding Company LLC	—	4,643,219	—

Other disclosures:
Proceeds from sales and repayments of mortgage loans held for investment for mortgage loans originally designated as held for sale	6,789,620	7,561,986	2,062,975

Reconciliation of mortgage loans held for sale:
Mortgage loans held for sale at beginning of year	$27,007,382	$19,521,566	$14,032,781
Originations and purchases of mortgage loans held for sale	115,234,401	176,541,708	159,280,861
Gain on sale of mortgage loans	(591,633)	899,108	1,045,496
Proceeds from sales and repayments of mortgage loans held for sale	(115,457,868)	(156,424,705)	(133,222,847)
Proceeds from sales and repayments of loans transferred from mortgage loans held for investment	(422,769)	(1,206,396)	(4,231,189)
Originations of mortgage servicing rights	(1,596,543)	(1,722,895)	(1,272,126)
Transfers to mortgage loans held for investment	(13,794,278)	(14,549,012)	(19,963,930)
Transfers from mortgage loans held for investment	810,219	3,236,630	3,904,330
Other	809,325	711,378	(51,810)

Mortgage loans held for sale at end of year	$11,998,236	$27,007,382	$19,521,566

The notes to the consolidated financial statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations

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

Residential Finance Group originates, purchases, sells, securitizes and services residential mortgage loans in the United States. The segment originates mortgage loans through a retail branch network, direct lending centers and mortgage brokers. In addition, the segment purchases residential mortgage loans from correspondent lenders and other third-parties and provides warehouse lending. The loans produced or purchased by this segment cover a broad credit spectrum. Prime credit quality loans that are produced in conformity with the underwriting guidelines of Fannie Mae and Freddie Mac are generally sold to one of these government-sponsored enterprises in the form of agency guaranteed securitizations. This segment also produces a variety of loans that do not conform to the underwriting guidelines of Fannie Mae and Freddie Mac. These loans include prime non-conforming, nonprime and prime second-lien loans, which are generally securitized though the issuance of non-agency mortgage-backed and mortgage related asset-backed securities. These activities, however, have been significantly reduced in response to market conditions. This segment also provides collateralized lines of credit to other originators of residential mortgage loans, which we refer to as warehouse lending. This activity has also been reduced during 2007. Our banking activities through the mortgage division of GMAC Bank and our real estate brokerage and relocation business are also included in this segment.

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

Throughout most of 2007, the domestic and international residential real estate and capital markets experienced significant dislocation. As a result, our liquidity was negatively impacted by margin calls, changes to advance rates on our secured facilities, and the loss of significant asset-backed commercial paper conduit financing capacity along with other secured sources of liquidity, including weak securitization markets. This market dislocation prompted our liquidity providers to evaluate their risk tolerance for their exposure to mortgage related credits. We have identified several risks and uncertainties which could impact our liquidity position in 2008. These include, but are not limited to the following: further negative rating agency actions; our ability to close new and renew existing key sources of liquidity; further tightening by liquidity providers such as encountering more

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

counterparties opting for shorter dated extensions of existing facilities with more expensive terms and lower advance rates; and, incremental margin calls related to potentially lower valuations of collateralized assets and credit support annexes on our interest rate and foreign exchange swaps.

The Company actively manages the Company’s liquidity and capital position and has developed plans to address the Company’s liquidity needs, including debt maturing in 2008 identified in Note 12, and the identified risks and uncertainties. These plans include, but are not limited to the following: continue to work proactively and maintain an active dialog with all of the Company’s key credit providers to optimize all available liquidity options including negotiating credit terms, refinancing term loans and other secured facilities; potential pursuit of strategic alternatives that will improve the Company’s liquidity such as continued strategic reduction of assets and other dispositions, focused production on prime conforming products which currently provide more liquidity options, explore potential alliances and joint ventures with third-parties involving portions of our business and strategic acquisitions; potential utilization of available committed unsecured lines of credit; and explore opportunities for funding and or capital support from the Company’s parent (there can be no assurances, however, that the Company’s parent will undertake any such actions).

While successful execution cannot be assured, the Company’s management believes the plans are sufficient to meet liquidity requirements and expects to comply with financial covenants for the next twelve months. If unanticipated market factors emerge and/or the Company is unable to successfully execute the Company’s plans, referenced above, it would have a material adverse effect on the Company’s business, results of operations and financial position.

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Loans outside the scope of SFAS No. 114 and loans that are individually evaluated and determined not to be impaired under SFAS No. 114 are grouped into pools, based on similar risk characteristics, and evaluated for impairment in accordance with SFAS No. 5. Impairment of loans determined to be impaired under SFAS No. 114 is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, an observable market price, or the fair value of the collateral, whichever is determined to be the most appropriate. Included in the impairment measurement are estimated costs to sell or realize the value of the collateral on a discounted basis.

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Securitizations and Interests that Continue to be Held by the Company

The Company securitizes, sells and services residential mortgage loans and home equity loans and credit lines (mortgage loans). Securitizations are structured both as sales and secured financings. Interests that continue to be held by the Company in the securitized and sold loans are generally retained in the form of mortgage-backed securities, residual interests, interest-only strips and principal-only strips. Interests that continue to be held by the Company are generally subordinate to investors’ interests. The investors and the securitization trusts generally have no recourse in the Company’s other assets for failure of debtors to pay when due.

The Company retains servicing responsibilities for the majority of residential mortgage loans securitizations. The Company may receive servicing fees based on securitized loan balances and certain ancillary fees, all of which

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are recorded in servicing fee income. The Company also retains the right to service the residential loan sold as a result of mortgage-backed security transactions with Ginnie Mae, Fannie Mae, and Freddie Mac.

Gains or losses on securitizations and sales depend on the previous carrying amount of the assets involved in the transfer and are allocated between the assets sold and the retained interests that continue to be held by the Company based on relative fair values, except for certain servicing assets or liabilities, which are initially recorded at fair value, at the date of sale. The estimate of the fair value of the interests that continue to be held by the Company requires the Company to exercise significant judgment about the timing and amount of future cash flows from the interests. As quoted market prices are generally not available, the Company estimates the fair value of retained interests that continue to be held by the Company by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including expected credit losses, prepayment speeds, weighted-average life, discount rates commensurate with the risks involved and, if applicable, interest or finance rates on variable and adjustable contracts. Credit loss assumptions are based on historical experience, market information for similar investments, and the characteristics of individual loans underlying the securities. Prepayment speed estimates are determined utilizing data obtained from market participants, where available, or based on historical prepayment rates on similar assets. Discount rate assumptions are determined using data obtained from market participants, where available, or based on current relevant U.S. Treasury or LIBOR yields, plus a risk-adjusted spread based on analysis of historical spreads on similar types of securities. Estimates of interest rates on variable and adjustable contracts are based on spreads over the applicable benchmark interest rate using market-based yield curves. Changes in the fair value of the interests that continue to be held by the Company are recorded in gain (loss) on investment securities in the consolidated statement of income or other comprehensive income, a component of equity, depending on whether the interests that continue to be held by the Company are classified as trading or available for sale, respectively. The majority of the interests that continue to be held by the Company are classified as trading. Retained interest-only strips and senior and subordinated interests are generally included in available for sale securities, or in trading securities, depending on management’s intent at the time of securitization. Retained cash reserve accounts are included in other assets on the consolidated balance sheet.

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

On December 6, 2007, the American Securitization Forum (“ASF”), issued the Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans (the “ASF Framework”). The ASF Framework provides guidance for servicers to streamline borrower evaluation procedures and to facilitate the use of foreclosure and loss prevention efforts in an attempt to reduce the number of subprime residential mortgage borrowers who might default in the coming year because the borrowers cannot afford to pay the increased loan interest rate after their rate reset. The ASF Framework requires a borrower and its loan to meet specific conditions to qualify for a modification under which the qualifying borrower’s loan’s interest rate would be kept at the existing rate, generally for five years following an upcoming reset period. The ASF Framework is focused on U.S. subprime first-lien adjustable-rate residential mortgages that have an initial fixed interest rate period of 36 months or less, are included in securitized pools, were originated between January 1, 2005 and July 31, 2007, and have an initial interest rate reset date between January 1, 2008 and July 31, 2010 (defined as “Segment 2 Subprime ARM Loans” within the ASF Framework).

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 8, 2008, the SEC’s Office of Chief Accountant (the “OCA”) issued a letter (the “OCA Letter”) addressing accounting issues that may be raised by the ASF Framework. Specifically, the OCA Letter expressed the view that if a Segment 2 Subprime ARM Loan is modified pursuant to the ASF Framework and that loan could legally be modified, the OCA will not object to continued status of the transferee as a QSPE under SFAS No. 140. Management intends to conform with ASF framework guidelines and continue to comply with QSPE requirements under SFAS No. 140.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term highly liquid investments with original maturities of 90 days or less. The balance of cash equivalents was $2.0 and $1.1 billion at December 31, 2007 and 2006, respectively. The book value of cash equivalents approximates fair value because of the short maturities of these instruments. Cash and cash equivalents that have restrictions as to the Company’s ability to withdraw the funds are included in other assets in the consolidated balance sheet. At December 31, 2007 and 2006, restricted cash was $490.4 and $494.5 million, respectively.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or estimated fair value and are evaluated on an aggregate basis for loans that are current or 60 days or less delinquent. Where loans are adjusted to fair value, actual results could differ from the Company’s estimates as a result of uncertainties associated with assumptions used in these valuation techniques. Due to changes in the securitization market in the fourth quarter of 2006, the Company disaggregated all delinquent nonprime loans in its evaluation. Mortgage loans held for sale are placed on nonaccrual status when contractually delinquent for 60 days. Interest income accrued at the date a loan is placed on nonaccrual status is reversed and subsequently realized only to the extent it is received in cash. Loan origination fees, as well as discount points and incremental direct origination costs, are initially recorded as an adjustment of the cost of the loan and are reflected in gain on sale of mortgage loans when the loan is sold.

Investment Securities

Investment securities are classified as either trading, available for sale, or held to maturity based on management’s intent. The Company’s trading securities are carried at estimated fair value with changes in fair value recorded as a component of net gain (loss) on investment securities in the consolidated statement of income. Debt securities which management has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Premiums and discounts on debt securities are amortized as an investment yield over the contractual term of the security. All other investment securities are classified as available for sale and carried at fair value, with unrealized gains and losses, excluding other than temporary impairments, included in other comprehensive income, a separate component of equity, on an after-tax basis. Investments classified as available for sale or held to maturity are considered to be impaired when a decline in fair value is judged to be other than temporary. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the magnitude and duration of the decline in fair value; for debt securities the financial condition and business outlook of the issuer; for interests in securitized assets the performance of the underlying assets; and, the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded as a component of net gain (loss) on investment securities in the consolidated statement of income and a new cost basis in the investment is established. Realized gains and losses on investment securities are recorded as a component of net gain (loss) on investment securities in the consolidated statement of income. Realized gains and losses on sales of securities are determined using the specific identification method.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company finances a portion of its trading and available-for-sale securities through repurchase agreements with various counterparties. In certain instances the purchase and financing may be with the same counterparty. The Company views the purchase and financing as two distinct transactions and accounts for them separately.

Mortgage Loans Held for Investment and Lending Receivables

Mortgage loans held for investment and lending receivables are carried at the principal amount outstanding, less net deferred origination fees, discounts and allowance. The Company’s classification of its mortgage loans between loans held for sale and loans held for investment is based on management’s assessment of its intent and ability to hold loans for the foreseeable future or until maturity. Management’s intent and ability with respect to certain mortgage loans may change from time to time depending on a number of factors, including economic, liquidity and capital conditions. Net deferred origination fees, which include origination fees reduced by origination costs, are amortized as a yield adjustment over the life of the related assets. Interest income recognition is suspended when loans are placed on nonaccrual status. Residential mortgage loans are placed on nonaccrual status when contractually delinquent for 60 days. Warehouse, construction and other lending receivables are placed on nonaccrual status when contractually delinquent for 90 days. Interest income accrued at the date a loan is placed on nonaccrual status is reversed and subsequently realized only to the extent it is received in cash. Loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured.

The Company acquires certain loans individually and in groups or portfolios, which have experienced deterioration of credit quality between origination and the Company’s acquisition. The amount paid for these loans reflects the Company’s determination that it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company recognizes the accretable yield to the excess of the estimate of undiscounted expected principal, interest and other cash flows (expected at acquisition to be collected) over the initial investment in the acquired asset.

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

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is reviewed for impairment at least annually utilizing a two-step process. The first step of the impairment test requires the Company to define the reporting units, which is an operating unit or one level below an operating unit as

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Then, the fair value of each of these reporting units is compared to its carrying value. If the carrying value is higher than the fair value, there is an indication that impairment may exist and under the second step, the impairment would be measured. If the carrying value is less than the fair value, no impairment exists. The fair value of the reporting units is determined based on various analyses, including discounted cash flow projections. During the third quarter of 2007, the Company completed its annual goodwill impairment analysis. The Company experienced deteriorating conditions in the residential mortgage and home building markets, including significant changes in the mortgage secondary market, tightening underwriting guidelines reducing product offerings and recent credit downgrades of its unsecured debt obligations. Consistent with prior assessments, the fair value of the Company’s reporting units was determined using an internally developed discounted cash flow methodology. In addition, the Company took into consideration other relevant indicators of value available in the market place such as market transactions and trading values of similar companies. Based upon the results of the assessment, the Company concluded that the carrying value of goodwill exceeded its fair value, resulting in an impairment loss of $454.8 million. During 2006 and 2005, no impairment was indicated.

Foreclosed Assets

Foreclosed assets represent properties acquired through foreclosure and are carried at the lower of cost or fair value less estimated selling costs and are reported in other assets in the consolidated balance sheet. Gains and losses on the sale of foreclosed assets are reported in (loss) gain on foreclosed real estate.

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

Derivative Instruments and Hedging Activities

In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, all derivative financial instruments, whether designated for hedging relationships or not, are recorded on the consolidated balance sheet as assets or liabilities and carried at fair value. At the inception of the derivative contract, the Company determines whether the instrument will be part of a qualifying hedge accounting relationship. For each of these relationships, the Company designates the qualifying derivative financial instrument as a hedge of the fair value of a recognized asset or liability (fair value hedge) or a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Company also uses derivative financial instruments that do not qualify for hedge accounting under GAAP. Changes in the fair value of derivative financial instruments that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative financial instruments is recorded in other comprehensive income, a component of equity, and recognized in the income statement when the hedged cash flows affect earnings. Changes in the fair value of derivative financial instruments held for risk management purposes that do not meet the criteria to qualify for hedge accounting under GAAP are reported in current period earnings. The ineffective portions of fair value and cash flow hedges are immediately recognized in earnings.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the consolidated balance sheet, to specific firm commitments or the forecasted transactions. Both at the hedge’s inception and on an ongoing basis, the Company formally assesses whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in fair values or cash flows of hedged items.

The hedge accounting treatment described above is no longer applied if a derivative financial instrument is terminated or the hedge designation is removed. For terminated fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the asset or liability and are recognized into income over the remaining life of the asset or liability. In 2007, the Company discontinued hedge accounting for mortgage loans held for sale. For terminated cash flow hedges, unless it is probable that the forecasted cash flow will not occur within a specified time frame, any changes in fair value of the derivative financial instrument remain in other comprehensive income, a component of equity, and are reclassified into earnings in the period that the hedged asset or liability affects income. In 2007, the Company terminated our cash flow hedging program for nearly all debt instruments. At December 31, 2007, the Company holds only hedge accounting relationships on fixed rate senior unsecured public debt.

Loan Commitments

The Company enters into commitments to make loans whereby the interest rate on the loan is set prior to funding (i.e. interest rate lock commitments or IRLCs). IRLCs for loans to be originated or purchased for sale, and for loans to be purchased and held for investment, are derivative financial instruments carried at fair value in accordance with SFAS No. 133 and Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB No. 105). SAB No. 105 provides specific guidance on the measurement of loan commitments, specifying that fair value measurement exclude any expected future cash flows related to the customer relationship or loan servicing. Servicing assets are recognized once they are contractually separated from the underlying loan by sale or securitization. IRLCs, for loans to be held for sale, are recorded as derivatives and subsequent changes in value from the time of the lock are recognized as assets or liabilities, with a corresponding adjustment to current period earnings. The determination of the change in fair value does not include an estimate of the future MSR that will arise when the loan is sold or securitized.

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

Reinsurance Arrangements

The Company has entered into excess layer reinsurance agreements with non-affiliated private mortgage insurance (PMI) companies that provide PMI for the Company’s mortgage loan servicing portfolio. The Company assumes the risk of loss over a specified first loss percentage for covered loans and in return earns a portion of the PMI premium associated with those mortgage loans. The Company reserves for loss and loss adjustment expenses when notices of default on insured mortgage loans are received and the specified first loss percentage covered by the ceding company is exhausted. There were no loss or loss adjustment expense reserves at December 31, 2007 and 2006.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Reclassifications

Certain 2006 and 2005 amounts have been reclassified to conform to the 2007 presentation.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 157 — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstance. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm’s length transaction between market participants, in the markets where we conduct business. SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. The level of the reliability of inputs utilized for fair value calculations drives the extent of disclosure requirements of the valuation methodologies used under the standard. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS No. 157 are required to be applied prospectively, except for certain financial instruments for which the standard should be applied retrospectively. The Company adopted SFAS No. 157 on January 1, 2008 on a prospective basis. This included inventorying all items recorded at fair value and where necessary, modifying

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation models in accordance with SFAS No. 157. The impact of adopting SFAS No. 157 resulted in a cumulative effect adjustment to beginning retained earnings on January 1, 2008. Our initial adjustment on adoption will be an increase to equity of approximately $18.0 million related to the recognition of day one gains on purchased mortgage servicing rights and certain residential loan commitments.

Statement of Financial Accounting Standards No. 158 — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158), which requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end and provides two transition alternatives for companies to make the measurement-date provisions. The recognition of the asset or liability related to funded status provision is effective for employers without publicly-traded equity securities. SFAS No. 158 was effective with the Company’s initial adoption at December 31, 2007. The adoption of SFAS No. 158 resulted in a $20.7 million increase the Company’s accumulated other comprehensive income to reflect the overfunded position of the defined benefit plan.

Statement of Financial Accounting Standards No. 159 — In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company adopted SFAS No. 159 on January 1, 2008. We elected to measure at fair value certain financial assets and liabilities, including certain Collateralized Debt Obligations and certain mortgage loans held for investment in financing securitization trusts. The estimated cumulative effect adjustment to beginning retained earnings is approximately a $149 million decrease on January 1, 2008. Once the Company made its elections effective January 1, 2008 for its existing portfolio of financial assets and liabilities, all future elections may only be applied to new assets or liabilities acquired or originated.

Statement of Financial Accounting Standards No. 141(R) — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces FASB Statement No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008. SFAS No. 141(R), effective for the Company on January 1, 2009, applies to all transactions or other events in which the Company obtains control in one or more businesses. Management will assess each transaction on a case-by-case basis as they occur.

Statement of Financial Accounting Standards No. 160 — In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS No. 160), which requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management is currently assessing the retrospective impacts of adoption and will assess new transactions as they occur.

FASB Staff Position (FSP) FIN No. 39-1 — In April 2007, the FASB issued FSP FIN No. 39-1, Amendment of FASB Interpretation No. 39. FSP FIN No. 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN No. 39-1 did not have a material impact on the Company’s condensed consolidated financial statements.

FSP FIN No. 48-1 — In May 2007, the FASB issued FSP FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48. FSP FIN No. 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 was effective with the Company’s initial adoption of FIN No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), on January 1, 2007. The adoption of FSP FIN No. 48-1 did not have a material impact on the Company’s condensed consolidated financial statements.

SEC Staff Accounting Bulletin No. 109 — In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (SAB No. 109). SAB No. 109 provides the SEC staff’s views on the accounting for written loan commitments recorded at fair value under GAAP, and revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments (SAB No. 105). SAB No. 105 provided the views of the SEC staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS No. 133. SAB No. 105 states that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. SAB No. 109 supersedes SAB No. 105 and expresses the current view of the SEC staff that, consistent with the guidance in SFAS No. 156 and SFAS No. 159, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 105 also indicated that the SEC staff believed that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. SAB No. 109 retains that SEC staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings.

The SEC staff expects registrants to apply the views of SAB No. 109 in measuring the fair value of derivative loan commitments on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The prospective adoption of SAB No. 109 did not have a material impact on the Company’s consolidated financial condition and results of operations.

FSP FAS No. 140-3 — In February 2008, the FASB issued FSP FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty. FSP FAS No. 140-3 provides guidelines that must be met in order for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation. If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction. This FSP is effective for fiscal years beginning after November 15, 2008, and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after adoption. Management is currently assessing impacts of adoption.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Mortgage Loans Held for Sale

Residential mortgage loans held for sale were as follows:

December 31,	2007	2006
	(In thousands)

Prime conforming	$3,054,747	$2,171,782
Prime non-conforming	5,376,538	12,606,382
Nonprime	2,026,078	8,548,213
Prime second-lien	723,369	2,991,471
Government	817,504	689,534

Total	$11,998,236	$27,007,382

At December 31, 2007 and 2006, the Company pledged mortgage loans held for sale of $10.4 and $22.8 billion, respectively, as collateral for certain borrowings (see Note 12) and $0.2 and $0.1 billion for obligations relating to certain HLTV securitizations at December 31, 2007 and 2006, respectively (see Note 22).

At December 31, 2007 and 2006, the nonprime mortgage loans held for sale include $1.9 and $3.1 billion, respectively, of internationally held loans. In the United Kingdom and certain international jurisdictions, offering a reduced introductory rate to borrowers is customary market practice and thus the interest rate would not be considered “below market”.

4.	Trading Securities

Trading securities were as follows:

December 31,	2007	2006
	(In thousands)

U.S. Treasury securities	$257,320	$400,962
Mortgage and asset-backed securities	905,292	1,748,328
Residual interests	684,701	1,018,895
Principal-only securities	46,390	956,741
Interest-only securities	181,138	369,484
Other	15,849	67,663

Total	$2,090,690	$4,562,073

Net unrealized losses	$(635,140)	$(10,118)
Pledged as collateral	$751,575	$3,681,269

Interests that continue to be held by the Company from the Company’s off-balance sheet securitizations are retained in the form of mortgage-backed securities, residual interests, interest-only strips and principal-only strips. At December 31, 2007 and 2006, trading securities totaling $1.3 and $1.7 billion, respectively, were interests that continue to be held by the Company from the Company’s off-balance sheet securitizations (see Note 16).

At December 31, 2007 and 2006, the Company pledged trading securities with a carrying value of $0.0 and $41.6 million, respectively, as collateral for contingent obligations related to prepayment risk on sales of certain investments.

The Company had trading securities purchased from and financed with the same counterparty. At December 31, 2007 and 2006, the fair value of these securities totaled $0.0 and $856.7 million, respectively.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Mortgage Loans Held for Investment

Mortgage loans held for investment were as follows:

December 31,	2007	2006
	(In thousands)

Prime conforming	$1,070,890	$988,448
Prime non-conforming	16,709,924	9,060,112
Nonprime	16,904,428	52,340,739
Prime second-lien	7,292,788	7,046,301
Government	184,566	712

Total	42,162,596	69,436,312
Less allowance for loan losses	(832,274)	(1,508,361)

Total, net	$41,330,322	$67,927,951

At December 31, 2007 and 2006, the unpaid principal balance of mortgage loans held for investment relating to securitization transactions accounted for as collateralized borrowings in securitization trusts and pledged as collateral totaled $16.5 and $55.1 billion, respectively. The investors in these on-balance sheet securitizations and the securitization trusts have no recourse to the Company’s other assets beyond the loans pledged as collateral. Additionally, the Company pledged mortgage loans held for investment of $22.6 and $13.4 billion as collateral for other secured borrowings at December 31, 2007 and 2006, respectively (see Note 12).

At December 31, 2007 and 2006, mortgage loans held for investment on nonaccrual status totaled $5.3 and $7.3 billion, respectively. If nonaccrual mortgage loans held for investment had performed in accordance with their original terms, the Company would have recorded additional interest income of approximately $201.8, $307.0 and $264.0 million during the years ended December 31, 2007, 2006 and 2005, respectively.

During the twelve months ended December 31, 2007, the Company transferred certain mortgage loans from mortgage loans held for sale to mortgage loans held for investment due to market conditions and the Company’s ability and intent to hold these loans for the foreseeable future. Loans with an unpaid principal balance of approximately $13.8 billion were transferred at lower of cost or market in accordance with the Company’s accounting policy. Where market is less than amortized cost, the market value becomes the new basis and the recognized discount is amortized to income as a yield adjustment over the life of the related assets. At December 31, 2007, these loans remain classified as held for investment.

The Company completed the sale of residual cash flows related to a number of on-balance sheet securitization trusts in the second, third and fourth quarters of 2007 and completed the necessary actions to cause the securitization trusts to satisfy the QSPE requirements of SFAS No. 140. The combination of those actions resulted in the deconsolidation of 92 securitization trusts and the removal of unpaid principal balance of mortgage loans of $25.9 billion, net of the related allowance for loan loss of $1.5 billion, $626.2 million of real-estate owned assets, $26.6 billion of collateralized borrowings, capitalization of $75.6 million of mortgage servicing rights and gains on sale totaling $525.7 million in the twelve months ended 2007.

The Company mitigates some of the credit risk associated with holding certain of the mortgage loans for investment by purchasing mortgage insurance. Mortgage loans with an unpaid principal balance of $1.2 and $1.9 billion at December 31, 2007 and 2006, respectively, have limited protection through this insurance.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the five largest state and foreign concentrations for the Company’s mortgage loans held for investment were as follows:

California	17.4%
United Kingdom	9.2
Central Europe	7.4
Florida	6.4
Michigan	3.9
All other	55.7

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

Interest-only mortgage loans, which are classified as prime non-conforming loans for domestic production and prime non-conforming or nonprime loans for international production, allow interest-only payments for a fixed period of time. At the end of the interest-only period, the loan payment includes principal payments and increases significantly. The borrower’s new payment once the loan becomes amortizing (i.e., includes principal payments) will be greater than if the borrower had been making principal payments since the origination of the loan. The longer the interest-only period, the larger the amortizing payment will be when the interest-only period ends. The Company’s production of interest-only loans was $30.1 and $48.3 billion during the years ended December 31, 2007 and 2006, respectively. The combined exposure of interest-only loans recorded in mortgage loans held for investment and mortgage loans held for sale (unpaid principal balance) totaled $18.2 and $22.4 billion at December 31, 2007 and 2006, respectively.

Payment option adjustable rate mortgage loans, which are classified as prime non-conforming loans, permit a variety of repayment options. The repayment options include minimum, interest-only, fully amortizing 30-year and fully amortizing 15-year payments. The minimum payment option sets the monthly payment at the initial interest rate for the first year of the loan. The interest rate resets after the first year, but the borrower can continue to make the minimum payment. If the minimum payment is not adequate to cover the interest amount due on the mortgage loan, the loan would have negative amortization, which will result in an increase in the mortgage loan’s principal balance. The interest-only option sets the monthly payment at the amount of interest due on the loan. If the interest-only option payment would be less than the minimum payment, the interest-only option is not available to the borrower. The interest-only payment option operates in the same manner as the interest-only mortgage loans described above. Under the fully amortizing 30-year and 15-year payment options, the borrower’s monthly payment is set based on the interest rate, loan balance and remaining loan term. The Company’s production of payment option adjustable rate mortgage loans was $7.6 and $18.3 billion during the years ended December 31, 2007 and 2006, respectively. The combined exposure of payment option adjustable rate mortgages recorded in mortgage loans held for investment and mortgage loans held for sale (unpaid principal balance) totaled $1.7 and $2.0 billion at December 31, 2007 and 2006, respectively.

High loan-to-value mortgage loans, which are classified as nonprime loans, are defined as first-lien loans with loan-to-value ratios equal to or in excess of 100%, or second-lien loans that when combined with the underlying first-lien mortgage loan result in a loan-to-value ratio equal to or in excess of 100%. The Company’s production of high loan-to-value mortgage loans was $5.9 and $8.8 billion during the years ended December 31, 2007 and 2006 respectively. The combined exposure of high loan-to-value mortgage loans recorded in mortgage loans held for investment and mortgage loans held for sale (unpaid principal balance) totaled $5.8 and $12.0 billion at December 31, 2007 and 2006, respectively.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below market rate mortgage loans, which are classified as prime or nonprime loans, contain contractual features that limit the initial interest rate to a below market interest rate for a specified time period with an increase to a market interest rate in a future period. The increase to the market interest rate could result in a significant increase in the borrower’s monthly payment amount. The Company’s production of below market rate mortgage loans was $38.0 and $257.0 million during the years ended December 31, 2007 and 2006, respectively. The combined exposure of below market rate mortgages recorded in mortgage loans held for investment and mortgage loans held for sale (unpaid principal balance) totaled $0.6 and $192.1 million at December 31, 2007 and 2006, respectively.

6.	Lending Receivables

The composition of lending receivables was as follows:

December 31,	2007	2006
	(In thousands)

Construction:
Residential	$2,844,647	$2,697,171
Residential mezzanine	357,512	380,830
Resort	277,052	133,716

Total construction	3,479,211	3,211,717
Warehouse	1,669,583	8,804,803
Commercial business	2,614,692	1,699,694
Healthcare	—	761,983
Commercial real estate	1,031,937	335,938
Other	96,298	112,610

Total	8,891,721	14,926,745
Less allowance for loan losses	(485,226)	(396,641)

Total, net	$8,406,495	$14,530,104

At December 31, 2007 and 2006, the Company pledged lending receivables of $6.4 and $11.8 billion, respectively, as collateral for certain borrowings (see Note 12).

At December 31, 2007, approximately 47% of the Company’s total lending receivables were collateralized by residential real estate in the United States. At December 31, 2007, the five largest state and foreign concentrations for the residential real estate collateralizing the Company’s total lending receivables were as follows:

Mexico	24.8%
California	11.6
United Kingdom	7.8
Florida	7.1
Arizona	5.2
All other	43.5

100.0%

The Company currently has no borrower concentration risk. The Company mitigates exposure to concentrations of credit risk by fully collateralizing loans with residential mortgage loans or residential property, servicing portfolios, other trading assets or accounts receivable balances; the use of debt covenants; the use of contractual

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exposure limits on geographic concentrations; and, requiring borrower concentrations and credit agreements to be approved by credit committees comprised of senior management.

In 2007 and 2006, the Company received real estate secured loans relating primarily to GM automotive dealers in the form of capital contributions. Prior to 2007, these loans were contributed to the mortgage division of GMAC Bank and were an increase to the Company’s equity. At December 31, 2006 the outstanding balance of these lending receivables was $335.9 million. Beginning in January 2007, these loans were contributed to the automotive division of GMAC Bank and now increase minority interest. The amount of loans contributed to the automotive division of GMAC Bank in 2007 was $422.4 million. The Company accepted these loans after performing an independent analysis of underwriting criteria. If any of these financings become delinquent for a period of at least 60 days or upon the occurrence of other specified events, the Company has the right to require GMAC to purchase the loans for the unpaid principal plus accrued interest.

Investments in impaired lending receivables are summarized as follows:

December 31,	2007	2006
	(In thousands)

Lending receivables considered to be impaired without allowance	$—	$2,779
Lending receivables considered to be impaired with allowance	531,788	1,409,367

Total loans considered to be impaired	$531,788	$1,412,146

Allowance for loan losses on impaired lending receivables	$300,252	$213,631
Impaired lending receivables which are on nonaccrual status	$528,814	$1,386,581
Average balance of impaired lending receivables during the year	$270,697	$310,696

Interest income recognized on impaired receivables totaled $0.0, $2.2 and $5.8 million for the years ended December 31, 2007, 2006 and 2005, respectively, of which $0.0, $0.1 and $0.0 million was recognized using the cash method.

If nonaccrual lending receivables performed in accordance with their original terms, the Company would have recorded additional interest income of $75.4, $17.6 and $1.3 million during the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, the Company had $47.2 million of lending receivables outstanding with terms that had been modified in troubled debt restructurings. At December 31, 2006, the Company had $28.9 million of lending receivables outstanding with terms that had been modified in troubled restructurings. There were commitments of $95.0 and $1.9 million at December 31, 2007 and 2006, respectively, to lend additional funds to customers whose lending receivables were classified as impaired.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Allowance for Loan Losses

The following is a summary of the activity in the allowance for loan losses:

	Mortgage Loans
	Held for	Lending
	Investment	Receivables	Other	Total
	(In thousands)

Balance at January 1, 2005	$872,954	$141,723	$—	$1,014,677
Provision for loan losses	599,785	52,011	—	651,796
Charge-offs	(443,815)	(6,792)	—	(450,607)
Recoveries	36,982	465	—	37,447

Balance at December 31, 2005	1,065,906	187,407	—	1,253,313
Consolidation of IB Finance Holding Company LLC	—	—	25,667	25,667
Provision for loan losses	1,116,350	217,310	424	1,334,084
Charge-offs	(720,783)	(9,287)	(463)	(730,533)
Recoveries	46,888	1,211	129	48,228

Balance at December 31, 2006	1,508,361	396,641	25,757	1,930,759
Provision for loan losses	2,088,470	492,512	14,161	2,595,143
Charge-offs	(1,281,955)	(413,241)	(11,953)	(1,707,149)
Reduction of allowance due to deconsolidation (See Note 5)	(1,539,846)	—	—	(1,539,846)
Recoveries	57,244	9,314	5,331	71,889

Balance at December 31, 2007	$832,274	$485,226	$33,296	$1,350,796

See information regarding expected credit losses on mortgage loans sold in off-balance sheet securitization transactions in Note 16.

8.	Mortgage Servicing Rights

The Company defines its classes of servicing rights based on both the availability of market inputs and the manner in which the Company manages its risks of its servicing assets and liabilities. The Company manages its servicing rights at the legal entity level domestically and the reportable operating segment level internationally and sufficient market inputs exist to determine the fair value of the Company’s recognized servicing assets and servicing liabilities. GMAC Bank’s mortgage servicing assets of $120 million are included in GMAC Residential Holding for presentational purposes.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s activity related to mortgage servicing rights carried at fair value:

	Mortgage Servicing Rights Managed By
	GMAC	GMAC-RFC	International
	Residential	Holding	Business
	Holding	(Domestic Only)	Group	Eliminations	Total
	(In thousands)

Estimated fair value at January 1, 2006	$3,056,446	$959,708	$4,850	$—	$4,021,004
Additions obtained from sales of mortgage loans	1,152,727	561,141	9,027		1,722,895
Additions from purchases of servicing assets	11,780	—	—		11,780
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(5,750)	(37,469)	(414)		(43,633)
Other changes in fair value	(462,470)	(311,797)	(1,453)		(775,720)
Other changes that affect the balance	—	(6,998)	733		(6,265)

Estimated fair value at December 31, 2006	3,752,733	1,164,585	12,743	—	4,930,061
Additions obtained from sales of mortgage loans(a)	1,223,899	366,189	6,455	—	1,596,543
Additions from purchases of servicing assets	12,483	—	—	(9,291)	3,192
Subtractions from disposals	(563,709)	—	—	—	(563,709)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(672,371)	(13,281)	(1,352)	—	(687,004)
Other changes in fair value	(238,364)	(333,483)	(678)	—	(572,525)
Other changes that affect the balance	—	(13,345)	358	9,291	(3,696)

Estimated fair value at December 31, 2007	$3,514,671	$1,170,665	$17,526	$—	$4,702,862

(a) See Note 5 — Mortgage Loans Held for Investment

Changes in fair value due to changes in valuation inputs or assumptions used in the valuation models include all changes due to a revaluation by a model or by a benchmarking exercise. This line item also includes changes in fair value due to a change in valuation assumptions and/or model calculations. Management converted the valuation of mortgage servicing rights managed within the GMAC-RFC Holding portfolio (domestic only) to a single valuation platform in the first quarter of 2007. This platform conversion included changing methodologies surrounding certain assumptions used in the mortgage servicing rights valuation. The impact of these changes increased the valuation $42.4 million and is included in the overall $13.3 million unfavorable change in fair value due to changes in valuation inputs or assumptions used in the valuation model. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic run-off of the

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portfolio. Other changes that affect the balance primarily include foreign currency adjustments and the extinguishment of mortgage servicing rights related to clean-up calls of securitization transactions.

The key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions were as follows:

	GMAC	GMAC-RFC	International
	Residential	Holding	Business
December 31, 2007	Holding	(Domestic Only)	Group
	(Dollars in thousands)

Weighted average prepayment speed	18.6%	27.3%	8.3%
Range of prepayment speeds (constant prepayment rate)	11.7-49.1%	17.6-44.9%	0.0-28.4%
Impact on fair value of 10% adverse change	$(205,857)	$(59,134)	$(416)
Impact on fair value of 20% adverse change	(391,479)	(108,907)	(737)
Weighted average discount rate	8.4%	11.4%	11.7%
Range of discount rates	5.0-24.6%	6.2-29.0%	8.0-13.0%
Impact on fair value of 10% adverse change	$(47,592)	$(17,901)	$(552)
Impact on fair value of 20% adverse change	(83,442)	(35,166)	(995)

	GMAC	GMAC-RFC	International
	Residential	Holding	Business
December 31, 2006	Holding	(Domestic Only)	Group
	(Dollars in thousands)

Weighted average prepayment speed	15.6%	28.8%	9.9%
Range of prepayment speeds (constant prepayment rate)	14.0-43.2%	13.8-38.3%	1.0-19.6%
Impact on fair value of 10% adverse change	$(192,036)	$(34,397)	$(283)
Impact on fair value of 20% adverse change	(350,944)	(61,686)	(572)
Weighted average discount rate	8.5%	12.5%	8.0%
Range of discount rates	8.2-13.0%	12.0-14.0%	8.0-8.0%
Impact on fair value of 10% adverse change	$(36,090)	$(30,933)	$(271)
Impact on fair value of 20% adverse change	(71,237)	(60,011)	(530)

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

The key economic assumptions used by the Company in valuing its mortgage servicing rights at the date of their initial recording were as follows:

	GMAC	GMAC-RFC	International
	Residential	Holding	Business
Year Ended December 31, 2007	Holding	(Domestic Only)	Group

Range of prepayment speeds (constant prepayment rate)	9.6-45.2%	12.0-50.2%	0.4-14.1%
Range of discount rates	5.0-24.6%	6.1-27.4%	8.0-12.5%

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GMAC	GMAC-RFC	International
	Residential	Holding	Business
Year Ended December 31, 2006	Holding	(domestic only)	Group

Range of prepayment speeds (constant prepayment rate)	11.6-44.5%	8.4- 40.1%	1.0-10.4%
Range of discount rates	8.1-13.5%	11.0- 29.0%	8.0-8.0%

The Company’s servicing rights’ primary risk is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher than expected prepayments, which could reduce the value of the mortgage servicing rights. The Company economically hedges the income statement impact of these risks with both derivative and non-derivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures and forward contracts, and/or purchasing or selling U.S. Treasury and principal-only securities. At December 31, 2007, the fair value of derivative financial instruments and non-derivative financial instruments used to mitigate these risks amounted to $900.5 million and $257.3 million, respectively. At December 31, 2006, the fair value of derivative financial instruments and non-derivative financial instruments used to mitigate these risks amounted to $158.8 million and $1.3 billion, respectively. The change in the fair value of the derivative financial instruments amounted to gains of $715.9 and losses of $280.9 million for the years ended December 31, 2007, and December 31, 2006, respectively, and is included in servicing asset valuation and hedge activities, net in the Condensed Consolidated Statement of Income.

The components of servicing fees were as follows for the years ended December 31, 2007 and 2006:

	2007	2006
	(In thousands)

Contractual servicing fees (net of guarantee fees and including subservicing)	$1,516,501	$1,326,896
Late fees	163,950	130,023
Ancillary fees	109,952	126,755

Total	$1,790,403	$1,583,674

The Company had pledged mortgage service rights of $2.7 and $2.4 billion as collateral at December 31, 2007 and 2006, respectively.

The Company has an active risk management program to hedge the value of MSRs. The MSRs risk management program contemplates the use of derivative financial instruments, U.S. Treasury securities and principal-only securities that experience changes in value offsetting those of the MSRs in response to changes in market interest rates. Refer to Note 20 for a discussion of the derivative financial instruments used to hedge MSRs. U.S. Treasury securities used in connection with this risk management strategy are designated as trading securities. See Note 24 for the unpaid principal balance, weighted-average coupon, weighted-average maturity and weighted-average servicing fee of the portfolio of loans underlying the Company’s MSRs.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Investments In Real Estate and Other

Investments in real estate and other were as follows:

December 31,	2007	2006
	(In thousands)

Residential real estate:
Acquired through sale and leaseback agreements	$636,228	$1,045,328
Construction in progress	114,064	152,712
Real estate held for development	376,116	813,654

	1,126,408	2,011,694
Accumulated depreciation	(16,008)	(13,426)

Total residential real estate	1,110,400	1,998,268
Other investments:
Investments in partnerships	4,724	18,199
Investments in real estate projects	418,554	410,490
Other equity investments	96,039	195,192

Total	$1,629,717	$2,622,149

Depreciation expense related to the sale and leaseback agreements was $6.4, $6.7 and $4.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, the five largest state and foreign concentrations for the Company’s residential real estate were as follows:

California	25.9%
Florida	19.9
Texas	11.2
Nevada	11.0
Minnesota	6.1
All other	25.9

Total	100.0%

At December 31, 2007, future minimum payments receivable on non-cancelable operating leases entered into under sale and leaseback transactions were as follows:

Year Ending December 31,
(In thousands)

2008	$44,730
2009	704
2010	146
2011	—
2012	—
Thereafter	—

$45,580

Rental income recorded by the Company for the years ended December 31, 2007, 2006 and 2005 was $100.0, $88.0 and $49.9 million, respectively. The five lessees with the largest lease commitments accounted for

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 79% and 91% of the residential real estate acquired through sale and leaseback transactions at December 31, 2007 and 2006, respectively.

(Loss) income from other investments was as follows:

Year Ended December 31,	2007	2006	2005
	(In thousands)

Investments in partnerships	$(5,712)	$6,739	$24,077
Investments in real estate projects	41,722	26,625	36,822
Other equity investments	(104,419)	45,365	95,721

10.	Goodwill

Following is a summary of the activity related to goodwill:

	Residential	Business	International
	Finance	Capital	Business
	Group	Group	Group	Total
		(In thousands)

Balance at January 1, 2006	$381,235	$10,748	$67,785	$459,768
Additions	596	—	3,304	3,900
Disposals	—	—	—	—
Foreign currency translation adjustments	—	—	7,795	7,795

Balance at December 31, 2006	$381,831	$10,748	$78,884	$471,463
Additions	22	—	—	22
Impairment losses	(381,853)	(8,363)	(64,612)	(454,828)
Foreign currency translation adjustments	—	—	(14,272)	(14,272)
Disposal of healthcare business (See Note 23)	—	(2,385)	—	(2,385)

Balance at December 31, 2007	$—	$—	$—	$—

During the third quarter of 2007, the Company completed its goodwill impairment analysis. The Company experienced deteriorating conditions in the residential mortgage and home building markets, including significant changes in the mortgage secondary market, tightening underwriting guidelines reducing product offerings and recent credit downgrades of its unsecured debt obligations. Consistent with prior assessments, the fair value of the Company’s reporting units was determined using an internally developed discounted cash flow methodology. In addition, the Company took into consideration other relevant indicators of value available in the market place such as market transactions and trading values of similar companies. Based upon the results of the assessment, the Company concluded that the carrying value of goodwill exceeded its fair value, resulting in an impairment loss of $454.8 million.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Other Assets

Other Assets were as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)

Property and equipment at cost	$761,038	$754,183
Accumulated depreciation	(539,586)	(521,451)

Net property and equipment	221,452	232,732
Automobile loans and lease financing, net	3,103,028	2,470,395
Investments in automobile operating leases, net	2,522,027	2,026,353
Available for sale securities	275,671	229,469
Repossessed and foreclosed real estate	1,165,293	1,073,938
Other assets	3,141,045	2,922,702

Total other assets	$10,428,516	$8,955,589

At December 31, 2007 and 2006, the Company pledged other assets with a carrying value of $7.7 and $6.4 billion, respectively as collateral for certain borrowings.

12.	Borrowings

Borrowings were as follows:

	Weighted-
	Average
	Interest Rates
December 31,	2007	2006	2007	2006
			(In thousands)

Collateralized borrowings in securitization trusts(a)	5.6%	5.6%	$16,145,741	$53,299,518
Other borrowings:
Secured aggregation facilities — short-term	6.8	5.6	7,588,253	13,079,221
Secured aggregation facilities — long-term(a)	5.4	5.9	813,938	5,866,684
Repurchase agreements — short-term	5.6	5.7	3,954,909	10,961,850
Repurchase agreements — long-term(a)	5.7	6.8	18,569	543,675
Senior unsecured notes(a)(b)	7.6	6.3	14,550,385	12,408,822
Subordinated unsecured notes(a)	8.0	7.2	758,321	1,000,000
FHLB advances — short-term	4.4	—	1,050,000	—
FHLB advances — long-term(a)	5.2	5.0	10,299,000	7,279,000
Third-party bank credit facilities — short-term	1.0	5.0	50,000	475,000
Third-party bank credit facilities — long-term(a)	6.6	6.1	1,750,000	1,750,000
Debt collateralized by mortgage loans	7.0	5.9	1,782,039	3,017,961
Servicing advances	5.8	6.0	791,300	728,750
Investor custodial funds	—	—	—	131,709
Other — short-term	7.3	6.1	2,019,264	1,820,111
Other — long-term(a)	6.8	6.0	758,172	817,595

Total other borrowings	6.5	5.8	46,184,150	59,880,378

Total borrowings	6.3%	5.7%	$62,329,891	$113,179,896

(a)	Represents borrowings with an original contractual maturity in excess of one year.

(b)	December 31, 2007 total includes $200.0 million purchased and held by GMAC. See Note 23 Related Party Transactions, for further details.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain of these credit facilities contain a financial covenant, among other covenants, requiring us to maintain a minimum consolidated tangible net worth (as defined in each respective agreement) as of the end of each fiscal quarter. Under the agreements, the Company’s tangible net worth cannot fall below a base amount plus an amount equal to 25% of the Company’s net income (if positive) for the fiscal year since the closing date of the applicable agreement. As of December 31, 2007, the most restrictive provision requires a minimum tangible net worth of $5.4 billion. The Company’s reported tangible net worth as of December 31, 2007 was $6.0 billion.

The following summarizes assets that are restricted, pledged or for which a security interest has been granted as collateral for the payment of certain debt obligations:

December 31,	2007	2006
	(In thousands)

Cash and cash equivalents	$1,411,317	$506,570
Mortgage loans held for investment	39,081,151	68,480,110
Mortgage loans held for sale	10,436,521	22,833,819
Trading securities	751,575	3,639,702
Mortgage servicing rights	2,673,771	2,447,084
Lending receivables	6,372,760	11,804,708
Accounts receivable	1,297,891	951,721
Other assets	7,724,872	6,429,825

Total assets restricted as collateral	$69,749,858	$117,093,539

Related secured debt	$43,982,894	$96,206,963

GMAC Bank has entered into an advances agreement with Federal Home Loan Bank of Pittsburgh (“FHLB”). Under the agreement, as of December 31, 2007 and December 31, 2006, GMAC Bank had assets pledged and restricted as collateral totaling $28.4 and $19.8 billion under the FHLB’s existing security interest on all GMAC Bank assets, including $8.2 and $4.8 billion of automotive division assets. However, the FHLB will allow GMAC Bank to encumber any assets restricted as collateral not needed to collateralize existing FHLB advances. As of December 31, 2007 and December 31, 2006, GMAC Bank had $12.8 and $10.1 billion of assets restricted as collateral that were available to be encumbered elsewhere, including $7.5 and $4.4 billion, of which were recorded on the automotive division of the GMAC Bank and would be subject to all provisions of our operating agreement with GMAC.

The assets that were pledged as collateral in the preceding table include assets that can be sold or repledged by the secured party. The assets that could be sold or repledged were as follows:

December 31,	2007	2006
	(In thousands)

Mortgage loans held for sale	$2,365,646	$5,513,015
Mortgage loans held for investment	3,958,384	1,667,978
Trading securities	426,194	2,945,653
Investments in real estate and other	8,597	48,193

Total	$6,758,821	$10,174,839

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the scheduled maturity of long-term debt at December 31, 2007, assuming that no early redemptions occur. The actual payment of secured debt may vary based on the payment activity of the related secured assets.

Year Ending December 31,
(In thousands)

2008	$5,188,631
2009	4,314,091
2010	5,381,307
2011	2,276,232
2012	4,714,911
2013 and thereafter	7,073,213

Long-term principal	28,948,385
Unamortized discount	(120,323)

Total long-term debt	$28,828,062

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

Collateralized borrowings in securitization trusts

Due to the structure of certain loan securitizations, the Company accounts for them as financing transactions. The principal and interest on these debt securities are paid using the cash flows from the underlying loans, which serve as collateral for the debt securities. Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received on the underlying loans. The interest rates on the debt securities vary by security. The interest rates on the floating rate securities are a stated percentage above LIBOR. At December 31, 2007, the range of interest rates on the fixed rate securities was between 2.68% and 9.20%.

The Company securitized investment securities through Collateralized Debt Obligations (CDOs) that are treated as secured borrowings. The debt securities issued by the securitization trusts are classified as collateralized borrowings. The principal and interest on these debt securities are paid using the cash flows from the underlying investment securities. At December 31, 2007, trading securities in the amount of $325.4 million were pledged as collateral for these borrowings.

Other borrowings

Secured aggregation facilities — The Company funds certain residential mortgage loans pending sale or securitization to permanent investors and lending receivables through committed secured aggregation facilities. The secured aggregation facilities are primarily funded through commercial paper issued by third parties, secured by the underlying mortgage loans, and paid down as sales and securitizations occur. Certain of these facilities are included in the consolidated financial statements as discussed more fully in Note 17. At December 31, 2007, the Company pledged mortgage loans held for sale, mortgage loans held for investment and lending receivables in the amount of $4.4 billion, $3.2 billion and $4.1 billion, respectively, as collateral for these borrowings. At December 31, 2006, the Company pledged mortgage loans held for sale and mortgage loans held for investment and lending receivables in the amount of $5.4 billion, $237.6 million and $6.5 billion, respectively, as collateral.

The Company uses a series of wholly-owned special purpose entities to purchase loans and receivables and finance senior participation interests in the form of secured revolving notes. As of December 31, 2007, the Company

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had pledged mortgage loans held for sale of $0.0 billion as collateral for these borrowings. At December 31, 2006, the Company had pledged mortgage loans held for sale $6.0 billion as collateral for these borrowings.

The Company uses a secured aggregation facility to finance domestic construction and commercial business lending receivables. The facility is funded though financing obtained from third-party asset-backed commercial paper conduits. As of December 31, 2007 and 2006, the Company pledged lending receivables in the amount of $3.5 and $3.0 billion, respectively, as collateral for these borrowings.

Repurchase agreements — The Company enters into repurchase agreements with various counterparties in order to finance certain mortgage loans and securities. Under these repurchase agreements, the counterparties have agreed to resell to the Company either the same or a similar loan or security upon maturity of the agreement. For certain repurchase agreements, the counterparties may re-pledge the collateral. As of December 31, 2007, the Company pledged mortgage loans held for sale, mortgage loans held for investment, trading securities, available for sale securities, real estate and accounts receivable of $2.0, $4.0 and $0.4 billion, and $0.0, $8.6, and $0.0 million, respectively, as collateral for these borrowings. As of December 31, 2006, the Company pledged mortgage loans held for sale, mortgage loans held for investment, trading securities, available for sale securities, real estate and accounts receivable of $5.9, $1.7 and 2.9 billion, and $0.0, $34.4 and $15.1 million, respectively, as collateral for these borrowings. Additionally, the Company pledged the excess cash flows on certain mortgage loans securitized through on-balance sheet securitizations as collateral for repurchase agreements. The excess cash flows pledged generally represent the difference between the cash received on the underlying mortgage loans and the amounts paid to the collateralized debt holders in the securitization. The excess cash flows pledged related to mortgage loans held for investment with an underlying principal balance of $0.0 and $42.9 billion at December 31, 2007 and 2006, respectively.

Senior unsecured notes — These notes are public debt. In the third quarter of 2005, the Company filed a $12 billion shelf registration statement and issued $8.7 billion of notes through May 21, 2007. The unutilized capacity of $3.3 billion was rolled into a new shelf registration statement of $15.6 billion filed on May 21, 2007, of which the Company has issued an additional $2.7 billion for a total of $11.4 billion of notes through December 31, 2007.

The Company was a party in two transactions related to the repurchase of its senior unsecured notes in the fourth quarter of 2007. First, during November and December 2007, GMAC executed a program of open market repurchases (OMR) of the Company’s senior unsecured notes. The OMR resulted in the repurchase of debt with a book value of approximately $1.3 billion, of which $1.1 billion was subsequently forgiven by GMAC. In addition, the Company issued a tender offer on November 21, 2007 to repurchase certain issuances of its senior unsecured notes. As a result, the Company repurchased approximately $389 million of its outstanding unsecured debt in December 2007.

FHLB advances — Amounts outstanding under an advance agreement with the Federal Home Loan Bank of Pittsburgh (FHLB) as of December 31, 2007 and 2006 were $11.3 and $7.3 billion, respectively. These amounts were collateralized by cash and cash equivalents of $1.4 billion and $315.4 million, lending receivables of $2.1 and $1.4 billion, mortgage loans held for sale with carrying amounts of $2.3 and $1.0 billion, mortgage loans held for investment with carrying amounts of $14.9 and $11.5 billion and other assets of $7.2 and $5.6 billion as of December 31, 2007 and 2006, respectively. The borrowing capacity under the agreement was $12.6 and $9.6 billion at December 31, 2007 and 2006, respectively, and is based on GMAC Bank’s asset base.

Third-party bank credit facilities — At December 31, 2007, the Company had $3.5 billion in syndicated bank credit facilities. These credit facilities were comprised of a $1.75 billion term loan due in 2008, an $875.0 million revolving credit facility due in 2008 and an $875.0 million revolving credit facility due in 2010.

Debt collateralized by mortgage loans — Included in debt collateralized by mortgage loans are collateralized lines of credit permitting the Company to borrow up to $2.2 and $4.6 billion as of December 31, 2007 and 2006, respectively. The Company uses these facilities to fund residential mortgage loans. As of December 31, 2007, the

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company pledged mortgage loans held for sale in the amount of $1.7 billion as collateral for these borrowings, as compared to $3.1 billion at December 31, 2006. In addition, the Company pledged $0.5 billion of mortgage loans held for investment as of December 31, 2007. No amounts were pledged in the prior year.

Investor custodial funds — Certain investors in loans serviced by the Company permit custodial funds to be used by the Company in its daily operations prior to their remittance to the investors. The amounts of custodial funds that may be utilized in operations are subject to certain limitations. In order to remain eligible to use these custodial funds, the Company must meet certain net worth, operational and other requirements. These arrangements are modified periodically in the normal course of business and are generally terminable at the investor’s discretion. In 2007, this arrangement was terminated.

13.	Income Taxes

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

The significant components of income tax expense were as follows:

Year Ended December 31,	2007	2006	2005
	(In thousands)

Current income tax expense (benefit):
Federal	$(16,277)	$(68,574)	$317,897
State and local	(5,733)	51,093	48,501
Foreign	(133,938)	73,752	13,376

	(155,948)	56,271	379,774
Deferred income tax expense (benefit):
Federal	218,125	(240,649)	132,971
State and local	12,526	(75,380)	49,981
Foreign	(54,913)	(29,415)	43,574

	175,738	(345,444)	226,526

Total income tax expense (benefit)	$19,790	$(289,173)	$606,300

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

December 31,	2007	2006
	(In thousands)

Deferred tax assets:
Allowance for loan losses	$33,753	$7,173
Accruals not currently deductible	1,177	6,543
Basis difference in mortgage loans and securities	24,658	48
Securitization activity	535	18,242
Loss carryforwards	66,226	52,926
Depreciation	7,038	8,168
Available for sale securities	—	32
Other	2,183	934

Gross deferred tax assets	135,570	94,066
Valuation allowance	(20,126)	—

Net deferred tax assets	115,444	94,066
Deferred tax liabilities:
Mortgage servicing rights	13,922	15,568
Basis difference in mortgage loans and securities	—	48,418
Securitization activity	—	496
Cash flow hedges	—	137
Amortization of intangibles	2,581	2,715
Expenses deductible when paid	515	5,015
Auto lease activity	295,472	77,031
Available for sale securities	297	—
Other	15	446

Total deferred tax liabilities	312,802	149,826

Net deferred tax liability	$(197,358)	$(55,760)

For the years December 31, 2006, 2005 and 2004 GM had consolidated federal net operating losses. After GM utilized all prior year federal carryback potential, the remaining net operating losses were carried forward. The consolidated federal net operating losses also created charitable contribution deduction and foreign tax credit carryforwards. Pursuant to the tax sharing arrangement between GM and the Company, the Company’s 2005 and 2004 federal net operating losses, charitable contributions deduction and foreign tax credits were carried forward subject to utilization in the carryforward period by GM. At December 31, 2005, the Company had an intercompany tax receivable from GM of $346.4 million. The receivable was comprised of federal net operating loss carryforward of $335.6 million, charitable contributions carryforward of $8.8 million, and foreign tax credit carryforward of $2.0 million. GM settled in cash the entire balance of this intercompany tax receivable in June 2006. The Company’s 2006 federal net operating losses, charitable contributions deduction and foreign tax credits have been settled in cash in accordance with the tax sharing arrangement.

At December 31, 2007, the valuation allowance is attributable to state tax net operating losses generated from December 1, 2006 through December 31, 2007. The net operating loss carryforward is $5.8 billion in certain states that impose an income tax on limited liability companies. The state net operating loss carryforwards expire in the years 2012-2027.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007 and 2006 the Company had foreign net operating loss carryforwards of $216.5 and $217.3 million, respectively. Of the December 31, 2007 loss carryforwards, $77.4 million is expected to expire unutilized because the Company believes the use of these foreign net loss carryforwards is remote and accordingly no deferred tax asset has been recognized. Of the remaining foreign net operating loss carryforwards at December 31, 2007, $56.1 million is from Latin American operations and is available to offset future Latin American taxable income through 2017, $0.2 million is from operations in Canada and is available to offset future Canadian taxable income through 2027, $64.4 million is from operations in the Netherlands and is available to offset future taxable income in the Netherlands through 2016 and $18.3 million is from operations in Australia and is expected to offset future taxable income indefinitely.

A valuation allowance has not been established against any of the Company’s remaining deferred tax assets because the Company has determined that it is more likely than not that all such tax assets will be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of the interpretation, the Company recognized an increase in the liability for unrecognized tax benefits and accounted for this as a decrease to the January 1, 2007, retained earnings balance. The following table reconciles the beginning and ending amount of the unrecognized tax benefits:

(In thousands)

Balance at January 1, 2007	$9,210
Additions for tax positions of prior years	1,226
Reductions for tax positions of prior years	(525)
Additions based on tax positions related to the current year	—
Reductions based on tax positions related to the current year	—
Settlements	(174)
Lapses in statutes of limitations	—

Balance at December 31, 2007	$9,737

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $9.7 million.

The Company recognizes interest and penalties accrued related to uncertain income tax positions in interest expense and other operating expenses, respectively. For the year ended December 31, 2007, $1.0 million was accrued for interest and penalties with the cumulative accrued balance as of that date totaling $3.4 million.

The Company anticipates the Internal Revenue Service examination of its United States income tax returns for 2001 through 2003, along with the examination by various state and local jurisdictions, will be completed within the next twelve months. As such, it is reasonably possible that certain tax positions may be settled and the unrecognized tax benefits would decrease by approximately $5.0 million.

The Company files tax returns in the United States federal jurisdiction, various states and foreign jurisdictions. As of December 31, 2007, the tax years back to the indicated year remain subject to examination by the applicable tax jurisdiction: United States — 2001, Canada — 2003, Germany — 2005, United Kingdom — 2005, Mexico — 2004 and the Netherlands — 2004.

At December 31, 2007 and 2006, income tax receivable of $118.0 and $176.7 million, respectively, is included in other assets. In addition to the income tax benefit realized in the statement of income with respect to the conversion to a limited liability company, during 2006, certain tax receivable and payable accounts were transferred to GMAC, resulting in a non-cash capital contribution of $330.3 million and a non-cash dividend of $433.4 million. An additional $18.2 million non-cash contribution was made by GMAC in connection with the final state tax true-ups for 2006.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has contractual protection from GM for any future contingent federal and combined state income tax liabilities which may arise from periods prior to the sale of GMAC.

At December 31, 2007 and 2006, income taxes had not been provided on $412.9 and $723.0 million, respectively, of undistributed earnings of foreign subsidiaries earned after 1997 that have been reinvested for an indefinite period of time. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

The following table is a reconciliation of the statutory federal income tax expense and rate to the effective income tax expense and rate:

	2007		2006		2005
Year Ended December 31,	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Computed income tax expense	$(1,481,381)	35.0%	$148,951	35.0%	$569,424	35.0%
State taxes, net of federal benefit if applicable	(6,410)	0.2	46,887	11.0	64,942	4.0
LLC losses not subject to federal tax	1,328,789	(31.4)	60,226	14.2	—	0.0
LLC conversion deferred tax write-off	—	0.0	(523,168)	(122.8)	—	0.0
Impact of foreign operations	130,079	(3.1)	(23,316)	(5.6)	(18,565)	(1.1)
Valuation allowance	20,126	(0.5)	—	0.0	—	0.0
Other, net	28,587	(0.7)	1,247	0.3	(9,501)	(0.6)

Total income tax expense (benefit)	$19,790	(0.5)%	$(289,173)	(67.9)%	$606,300	37.3%

14.	Deposit Liabilities

Deposit liabilities were as follows:

December 31,	2007	2006
	(In thousands)

Non-interest bearing deposits	$1,569,517	$1,358,630
NOW and money-market checking accounts	3,664,168	1,806,156
Certificates of deposit	8,116,159	6,686,240

Total	$13,349,844	$9,851,026

At December 31, 2007 and 2006, deposit liabilities includes $6.3 and $3.9 billion of automotive division liabilities.

Non-interest bearing deposits primarily represent third-party escrows associated with the Company’s loan servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At December 31, 2007, certificates of deposit included $6.6 billion of brokered certificates of deposit.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the scheduled maturity of brokered deposits at December 31, 2007.

Year Ending December 31,
(In thousands)

2008	$4,822,917
2009	1,235,364
2010	413,278
2011	114,699
2012	13,524
2013 and thereafter	—

Total brokered deposits	$6,599,782

15.	Employee Benefit Plans

The Company is a participant in GMAC Mortgage Group, LLC’s (the Group) noncontributory defined benefit retirement plan, which covers all eligible employees. The defined benefit retirement plan is fully funded as of December 31, 2007. In 2006, $42.6 million curtailment gain for the freezing of the benefit accrual of the Group’s noncontributory defined benefit retirement plan as of December 31, 2006 was recorded. No further participant benefits will accrue subsequent to that date and no new entrants will be permitted to enter the plan. In addition, the Company participates in the Group’s defined contribution savings plan for domestic employees meeting certain eligibility requirements. Employees may contribute a percentage of base compensation to the plan, not to exceed annual limits. The Company matches employee contributions up to 6% each year, with certain limitations. International employees of the Company who meet certain eligibility requirements are participants in defined contribution savings plans. Funds contributed and earned by the defined contribution savings plans can be withdrawn only under specific conditions.

Employee benefit plan (income) expense consisted of:

Year Ended December 31,	2007	2006	2005
	(In thousands)

Defined benefit plan	$(7,040)	$(30,299)	$17,139
Defined contribution plan	41,150	25,601	22,398

Total	$34,110	$(4,698)	$39,537

The following table summarizes information related to the defined benefit plan:

Year Ended December 31,	2007	2006
	(In thousands)

Benefit obligation	$210,000	$202,000
Fair value of plan assets	267,200	240,500

Funded status	$57,200	$38,500

The Company adopted SFAS No. 158 in the fiscal year ended December 31, 2007, resulting in a $20.7 million increase in assets and accumulated other comprehensive income.

	December 31,		December 31,
	2007 Prior to	SFAS No. 158	2007 after
	SFAS No. 158	Adjustments	SFAS No. 158
	(In thousands)

Other assets	$36,500	$20,700	$57,200
Accumulated other comprehensive income	79,829	20,700	100,529

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected rate of return on plan assets is an estimate the Company determines by summing the expected inflation and the expected real rate of return on stocks and bonds based on allocation percentages within the trust. The weighted average assumptions used for determining the net periodic benefit cost are as follows:

Year Ended December 31,	2007	2006

Discount rate	6.00%	5.75%
Expected long-term return on plan assets	8.75%	8.75%
Rate of compensation increase	5.00%	5.38%

16.	Off-Balance Sheet Securitization Transactions

The Company sells residential mortgage loans in securitization transactions structured as sales and retains servicing responsibilities and subordinated interests. The Company receives primary and master servicing fees of up to 305 basis points per annum and rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The investors and the securitization trusts have no recourse to the Company’s assets for failure of debtors to pay when due. The value of any interests that continue to be held by the Company are subject to credit, prepayment and interest rate risks on the transferred financial assets.

For the years ended December 31, 2007, 2006, and 2005, the Company recognized pretax gains of $44.9, $824.8 and $512.9 million, respectively, on the securitization of residential mortgage loans structured as sales.

Key economic assumptions used in measuring the interests that continue to be held by the Company at the date of securitizations structured as sales and completed during the years ended December 31, 2007 and 2006, were as follows:

			Prime
	Prime	Nonprime	Second-Lien	Government
	Non-Conforming	Mortgage	Mortgage	Mortgage
Year Ended December 31, 2007	Mortgage Loans	Loans	Loans	Loans

Prepayment speeds	0.6-32.9%	18.2-31.9%	12.0-43.4%	15.0%
Weighted average life (years)	5.6-14.0	1.9-3.4	1.7-3.0	1.1
Expected credit losses	0.0-4.1%	1.8-14.5%	1.0-13.2%	4.8%
Discount rate	4.3-23.8%	12.8-32.6%	5.0-32.0%	6.5%

			Prime
	Prime	Nonprime	Second-Lien	Government
	Non-Conforming	Mortgage	Mortgage	Mortgage
Year Ended December 31, 2006	Mortgage Loans	Loans	Loans	Loans

Prepayment speeds	0.9-22.0%	0.0-90.0%	31.0-44.2%	15.0%
Weighted average life (years)	3.6-10.5	2.1-6.6	1.7-2.4	1.1
Expected credit losses	0.0-1.6%	1.2-18.3%	1.1-2.3%	4.0%
Discount rate	7.8-25.0%	12.5-16.5%	11.7-12.5%	7.0%

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes certain cash flows received from and paid to securitization trusts for sales of finance receivables and loans that were completed:

			Prime
	Prime	Nonprime	Second-Lien	Government
	Non-Conforming	Mortgage	Mortgage	Mortgage
Year Ended December 31, 2007	Mortgage Loans	Loans	Loans	Loans
		(In millions)

Cash inflows:
Proceeds from new securitizations	$25,746.4	$6,732.9	$3,292.9	$88.7
Servicing fees received	233.4	236.7	74.1	0.5
Other cash flows received on interests that continue to be held by the Company	214.9	52.6	115.3	17.7
Proceeds from collections reinvested in revolving securitizations	—	79.3	42.3	—
Repayments of servicing advances	492.5	487.2	7.3	—
Cash outflows:
Servicing advances	(500.5)	(511.4)	(11.3)	—
Purchase obligations and options:
Mortgage loans under conditional call option	—	—	—	(147.5)
Representations and warranties obligations	(241.2)	(168.6)	(47.4)	—
Administor or servicer actions	—	(0.4)	(53.7)	—
Asset performance conditional calls	(428.1)	(166.4)	(12.3)	—
Clean-up calls	—	(243.8)	(10.0)	—

Net cash flow	$25,517.4	$6,498.1	$3,397.2	$(40.6)

			Prime
	Prime	Nonprime	Second-Lien	Government
	Non-Conforming	Mortgage	Mortgage	Mortgage
Year Ended December 31, 2006	Mortgage Loans	Loans	Loans	Loans
	(In millions)

Cash inflows:
Proceeds from new securitizations	$28,361.2	$30,612.0	$6,655.0	$58.4
Servicing fees received	221.8	192.6	65.0	0.6
Other cash flows received on interests that continue to be held by the Company	154.4	297.2	122.9	12.4
Repayments of servicing advances	461.9	709.9	27.6	—
Cash outflows:
Servicing advances	(490.5)	(773.0)	(1.1)	—
Purchase obligations and options:
Mortgage loans under conditional call option	—	—	—	(20.0)
Representations and warranties obligations	(55.4)	(38.2)	(0.4)	—
Asset performance conditional calls	(33.9)	(37.5)	(10.1)	—
Clean-up calls	(23.2)	(939.9)	(91.9)	—
Administrator or servicer actions	—	—	(59.5)	—

Net cash flow	$28,596.3	$30,023.1	$6,707.5	$51.4

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Prime
	Prime	Nonprime	Second-Lien	Government
	Non-Conforming	Mortgage	Mortgage	Mortgage
Year Ended December 31, 2005	Mortgage Loans	Loans	Loans	Loans
	(In millions)

Cash inflows:
Proceeds from new securitizations	$27,548.2	$9,311.6	$5,071.3	$56.1
Servicing fees received	135.2	69.0	40.0	0.8
Other cash flows received on interests that continue to be held by the Company	142.2	285.2	133.0	22.3
Repayments of servicing advances	336.3	755.7	22.7	0.7
Cash outflows:
Servicing advances	(353.5)	(807.2)	(2.1)	(0.6)
Purchase obligations and options:
Mortgage loans under conditional call option	—	—	—	(8.5)
Representations and warranties obligations	(10.0)	(17.6)	(1.7)	—
Asset performance conditional calls	(19.1)	(50.3)	(29.9)	—
Clean-up calls	(118.2)	(1,889.0)	(195.2)	—

Net cash flow	$27,661.1	$7,657.4	$5,038.1	$70.8

At December 31, 2007 and 2006, key economic assumptions and the sensitivity of the current fair value of interests that continue to be held by the Company for which quoted market prices are not available to immediate 10% and 20% adverse changes in those assumptions are as follows:

			Prime
	Prime	Nonprime	Second-Lien	Government
	Non-Conforming	Mortgage	Mortgage	Mortgage
December 31, 2007	Mortgage Loans	Loans	Loans	Loans
	(Dollars in millions)

Carrying amount/fair value of interest securities that continue to be held by the Company	$651.9	$26.5	$233.6	$—
Prepayment speeds	0.0-36.6%	5.0-46.0%	12.0-60.7%	—
Impact on fair value of 10% adverse change	$(21.8)	$(1.1)	$(3.5)	$—
Impact on fair value of 20% adverse change	(42.8)	(1.5)	(5.0)	—
Weighted average life (years)	2.2-9.4	1.5-35.5	1.6-2.7	—
Expected credit losses	0.0-4.9%	0.3-38.0%	0.2-25.5%	—
Impact on fair value of 10% adverse change	$(2.5)	$(2.8)	$(41.3)	$—
Impact on fair value of 20% adverse change	(4.9)	(4.8)	(76.6)	—
Discount rate	4.4-16.5%	15.0%	4.4-33.9%	—
Impact on fair value of 10% adverse change	$(26.5)	$(1.2)	$(12.6)	$—
Impact on fair value of 20% adverse change	(50.7)	(2.0)	(22.8)	—
Interest rates on variable and adjustable contracts	Forward benchmark interest rate yield curve plus contractual spread
Impact on fair value of 10% adverse change	$(0.8)	$(1.1)	$(10.9)	$—
Impact on fair value of 20% adverse change	(1.6)	(1.2)	(20.5)	—

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Prime
	Prime	Nonprime	Second-Lien	Government
	Non-Conforming	Mortgage	Mortgage	Mortgage
December 31, 2006	Mortgage Loans	Loans	Loans	Loans
	(Dollars in millions)

Carrying amount/fair value of interest securities that continue to be held by the Company	$669.7	$308.8	$429.3	$12.5
Prepayment speeds	1.0-28.4%	0-90.0%	33.4-51.7%	15.0%
Impact on fair value of 10% adverse change	$(31.5)	$(2.7)	$(20.3)	$—
Impact on fair value of 20% adverse change	(58.9)	(5.8)	(37.7)	—
Weighted average life (years)	2.7-8.9	1.8-6.5	1.5-2.2	1.1
Expected credit losses	0-1.6%	0.1-12.8%	0.6-2.6%	3.6%
Impact on fair value of 10% adverse change	$(5.0)	$(17.8)	$(13.4)	$(0.4)
Impact on fair value of 20% adverse change	(9.9)	(32.3)	(26.7)	(0.8)
Discount rate	7.5-25.0%	12.5-43.5%	13.0-20.0%	6.5%
Impact on fair value of 10% adverse change	$(28.2)	$(12.0)	$(11.1)	$(0.1)
Impact on fair value of 20% adverse change	(53.1)	(18.9)	(21.6)	(0.1)
Interest rates on variable and adjustable contracts	Forward benchmark interest rate yield curve plus contractual spread
Impact on fair value of 10% adverse change	$—	$(18.7)	$(18.3)	$(0.7)
Impact on fair value of 20% adverse change	—	(36.1)	(36.1)	(1.4)

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

At December 31, 2007, 2006 and 2005, expected net credit losses as a percentage of the original unpaid principal balance of loans securitized are presented in the table below. Expected net credit losses include actual incurred losses plus projected losses over the remaining life of the securitization.

December 31,	2007	2006	2005

Prime non-conforming	0.0-4.9%	0.0-1.6%	0.0-2.0%
Nonprime	0.3-38.0	0.1-12.8	0.0-16.9
Prime second-lien	0.2-25.5	0.6-2.6	0.7-2.8
Government	0.0	3.6	4.9

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present additional quantitative information about delinquencies and net credit losses for securitized financial assets and other assets managed together with them:

			Year Ended
			December 31,
	At December 31, 2007		2007
	Total Principal	Loans 60 Days or	Net Credit
Type of Mortgage Loan	Amount of Loans	More Past Due	Losses
	(In millions)

Prime conforming	$4,126	$91	$10
Prime non-conforming	119,407	4,639	79
Nonprime	46,335	6,547	3,831
Prime second-lien	21,708	602	378
Government	1,002	481	3

Total managed loans(a)	192,578	$12,360	$4,301

Less:
Mortgage loans securitized and sold	138,418
Mortgage loans held for sale	11,998

Mortgage loans held for investment	$42,162

(a)	Total managed loans represent loans retained on the balance sheet or that have been securitized and sold, excluding securitized loans that the Company continues to service but has no other continuing involvement.

			Year Ended
			December 31,
	At December 31, 2006		2006
	Total Principal	Loans 60 Days or	Net Credit
Type of Mortgage Loan	Amount of Loans	More Past Due	Losses
		(In millions)

Prime conforming	$3,165	$53	$1
Prime non-conforming	102,081	1,480	43
Nonprime	90,463	12,967	849
Prime second-lien	21,463	238	83
Government	800	437	5

Total managed loans(a)	217,972	$15,175	$981

Less:
Mortgage loans securitized and sold	121,512
Mortgage loans held for sale	27,024

Mortgage loans held for investment	$69,436

(a)	Total managed loans represent loans retained on the balance sheet or that have been securitized and sold, excluding securitized loans that the Company continues to service but has no other continuing involvement.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Variable Interest Entities

The following describes the Company’s variable interest entities that the Company has consolidated or in which the Company has a significant variable interest as described in FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46R).

IB Finance Holding Company, LLC — In November 2006, GMAC Bank, which was then the Company’s indirect wholly-owned subsidiary, transferred substantially all of its assets and liabilities at book value to GMAC Automotive Bank, an indirect wholly-owned subsidiary of GMAC, in a purchase and assumption transaction (the P&A Transaction). GMAC Automotive Bank paid GMAC Bank $1.2 billion in the transaction. GMAC Bank paid via dividend the $1.2 billion to the Company. After the transaction, the remainder of GMAC Bank (consisting of approximately $105 million in assets, $93 million in liabilities and $13 million in equity), as well as the bank’s charter, was transferred to GM through a series of dividends. GMAC Bank was then renamed “National Motors Bank FSB”.

Immediately following the P&A Transaction, GMAC contributed all of its shares of GMAC Automotive Bank to GMAC’s wholly-owned subsidiary, IB Finance Holding Company LLC, a newly created limited liability holding company subsidiary of GMAC. The Company purchased certain non-voting interests in IB Finance Holding Company LLC from GMAC for $1.161 billion pursuant to an Equity Purchase Agreement. GMAC retained the voting interests in IB Finance Holding Company LLC. GMAC Automotive Bank was renamed “GMAC Bank”. The Company also contributed $360 million to IB Finance Holding Company LLC, which contributed that amount to the new GMAC Bank. The IB Finance Holding Company LLC is a variable interest entity under FIN No. 46R.

On an ongoing basis, GMAC and the Company will contribute capital and share earnings and distributions based on the performance of our respective assets within the new GMAC Bank. In addition, certain of the Company’s officers and directors also became officers and/or directors of the new GMAC Bank.

The Company’s purchase of the non-voting interests resulted in our retention of all of the risks and rewards of ownership for the assets and operations that were sold by the original GMAC Bank (i.e., the mortgage division of the new GMAC Bank). GMAC retains all of the risks and rewards of ownership of the assets and operations associated with the former GMAC Automotive Bank (i.e., the automotive division of the new GMAC Bank). Management has determined that the Company is the primary beneficiary of the IB Finance Holding Company, and, as such, consolidates the IB Finance Holding Company in accordance with FIN No. 46R. The Company consolidated the IB Finance Holding Company as of November 2006. Generally accepted accounting principles require that the IB Finance Holding Company be consolidated for all financial reporting periods presented. However, the effect of consolidating the IB Finance Holding Company in the Company’s consolidated financial statements prior to November 2006 is not considered material. GMAC Automotive Bank had total assets of $2.4 billion at December 31, 2005 and total net revenue of $133.5 million for the year ended December 31, 2005. GMAC’s interests in the automotive division of GMAC Bank are accounted for as a minority interest within the Company’s consolidated financial statements.

Mortgage Warehouse Funding — The Company transfers residential mortgage loans, lending receivables, home equity loans and lines of credit pending permanent sale or securitization through various structured finance arrangements in order to provide funds for the origination and purchase of future mortgage-related products. These structured finance arrangements include transfers to warehouse funding entities including bank-sponsored commercial paper conduits. Transfers of assets from the Company into each facility are accounted for as either sales (off-balance sheet) or secured financings (on-balance sheet) based on the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. However, in either case, creditors of these facilities have no legal recourse to the general credit of the Company. Some of these warehouse funding entities represent variable interest entities under FIN No. 46R.

Management has determined that for certain mortgage warehouse funding facilities, the Company is the primary beneficiary and, as such, consolidates the entities in accordance with FIN No. 46R. The assets of these

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

residential mortgage warehouse entities totaled $7.7 billion at December 31, 2007, the majority of which are included in mortgage loans held for sale in the Company’s consolidated balance sheet. The beneficial interest holders of these variable interest entities do not have legal recourse to the general credit of the Company.

Warehouse Lending — The Company has a facility in which it transfers mortgage warehouse lending receivables to a Special Purpose Entity (SPE) which then sells a senior participation interest in the receivables to an unconsolidated QSPE. The QSPE funds the purchase of the participation interest from the SPE through financing obtained from third-party asset-backed commercial paper conduits. The SPE funds the purchase of the receivables from the Company with cash obtained from the QSPE, as well as a subordinated loan and/or an equity contribution from the Company. The senior participation interest sold to the QSPE and the commercial paper issued were not included in the assets or liabilities of the Company in 2004. However, the QSPE was terminated and a new SPE was created in 2005. As a result, the senior participation interest sold and commercial paper issued were included in the Company’s consolidated balance sheet at December 31, 2007 and 2006, respectively. Once the receivables have been sold, they may not be purchased by the Company except in very limited circumstances, such as a breach in representations or warranties.

Management has determined that the Company is the primary beneficiary of the SPE, and as such, consolidates the entity in accordance with FIN No. 46R. The assets of the SPE totaled $0.5 and $14.5 billion at December 31, 2007 and 2006, respectively, which are included in lending receivables, net of unearned income, in the Company’s consolidated balance sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to the general credit of the Company.

Collateralized Debt Obligations (CDO) — The Company sponsors and manages the underlying collateral of certain CDOs. Under CDO transactions, a trust is established that purchases a portfolio of securities and issues debt and equity certifications which represent interests in the portfolio of the assets. Bonds representing the collateral for the CDO include both those issued by the Company from loan securitizations and those issued by third parties.

In addition to receiving variable compensation for managing the collateral portfolio, we sometimes retain equity investments in the CDO. Dependent on our interests in the equity investments, we account for these as on- or off-balance sheet arrangements.

The Company is the primary beneficiary of certain of these CDOs, and as such, consolidate the entity in accordance with FIN No. 46R. The assets in those entities totaled $362.8 million at December 31, 2007, the majority of which are included in trading securities in the Company’s consolidated balance sheet. The beneficial interest holders of these variable interest entities do not have legal recourse to the general credit of the Company. Additionally, we have certain CDOs that we retain only a significant variable interest in the variable interest entity. These CDOs are not consolidated in the Company’s consolidated balance sheet. The Company’s subordinated investments in the on- and off- balance sheet CDOs is an aggregate fair value of approximately $12 million.

Construction and Real Estate Lending — The Company uses special purpose entities to finance construction lending receivables. The special purpose entities purchase and hold the receivables and fund the majority of the purchases through financing obtained from third-party asset-backed commercial paper conduits.

The Company is the primary beneficiary, and as such, consolidates the entities in accordance with FIN No.  46R. The assets in these entities totaled $2.6 and $2.1 billion at December 31, 2007 and 2006, respectively, which were included in lending receivables, net of unearned income, in the Company’s consolidated balance sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to the general credit of the Company.

The Company has subordinated real estate lending arrangements with and investments in certain entities. These entities are created to develop land and construct properties. Management has determined that the Company does not have the majority of the expected losses or returns, and as such, consolidation is not appropriate under

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN No. 46R. Total assets in these entities were $548.8 million at December 31, 2007 of which $195.2 million represents the Company’s maximum exposure.

Other Relationships — The Company has investments with several mortgage loan originators. These investments may include common or preferred equity investments, working capital or other subordinated lending, an equity investment in partnerships that invests in government mortgage loans and warrants, in addition to warehouse lending arrangements. The Company is not the primary beneficiary of these entities, and as such, consolidation is not appropriate under FIN No. 46R. Total assets in these entities were $32.4 million at December 31, 2007, of which $16.5 million represents the Company’s maximum exposure.

18.	Other Comprehensive Income

The following table presents the components and annual activity in other comprehensive income:

	Unrealized Gain				Accumulated
	(Loss) on	Foreign			Other
	Available for	Currency	Unrealized Gain	Defined Benefit	Comprehensive
	Sale	Translation	(Loss) on Cash	Pension Plans Over	Income
	Securities(a)	Adjustment(b)	Flow Hedges(c)	Funded(d)	(Loss)
	(In thousands)

Balance at January 1, 2005	$7,767	$47,535	$103,704	$—	$159,006
2005 net change	(24,451)	(33,103)	14,254	—	(43,300)

Balance at December 31, 2005	(16,684)	14,432	117,958	—	115,706
2006 net change	18,455	49,225	(51,151)	—	16,529

Balance at December 31, 2006	1,771	63,657	66,807	—	132,235
2007 net change	1,814	8,298	(62,518)	20,700	(31,706)

Balance at December 31, 2007	$3,585	$71,955	$4,289	$20,700	$100,529

(a)	Represents the after-tax difference between the fair value and amortized cost of the available for sale securities portfolio. In conjunction with the adoption of SFAS No. 156 on January 1, 2006, the Company made a one-time reclassification of $927.1 million of available for sale securities to trading securities for securities identified as offsetting the Company’s exposure to changes in the fair value of surviving assets or liabilities. The transfer resulted in $16.7 million of unrealized loss being transferred to retained earnings.

(b)	Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar. Net change amounts were net of taxes totaling $(0.3), $(0.1) and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(c)	Includes $40.1 million in 2007 net change as a result of the discontinuance of the Company’s cash flow hedge program.

(d)	Includes net of tax impact for the overfunded status of the Company’s defined benefit plan with the adoption of SFAS No. 158 at December 31, 2007.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net changes in the following table represent the sum of net unrealized gains or losses on available for sale securities and cash flow hedges with the respective reclassification adjustments. Reclassification adjustments are amounts recognized in net income during the year due to realized gains or losses.

Year Ended December 31,	Pretax	Tax Effect	Net of Tax
	(In thousands)

2007
Available for sale securities:
Net unrealized gains arising during the year	$2,332	$(340)	$1,992
Reclassification of net gains included in net income	(178)	—	(178)

Net unrealized gains arising during the year, net of reclassification adjustment	$2,154	$(340)	$1,814

Cash flow hedges:
Net unrealized losses arising during the year	$(22,375)	$8,124	$(14,251)
Reclassification of net gains included in net income	(60,050)	11,783	(48,267)

Net unrealized losses arising during the year net of reclassification adjustment	$(82,425)	$19,907	$(62,518)

2006
Available for sale securities:
Net unrealized gains arising during the year	$2,557	$(833)	$1,724
Reclassification of net losses included in net income	22	(8)	14

Net unrealized gains arising during the year, net of reclassification adjustment	$2,579	$(841)	$1,738

Cash flow hedges:
Net unrealized losses arising during the year	$(91,596)	$41,992	$(49,604)
Reclassification of net gains included in net income	(2,375)	828	(1,547)

Net unrealized losses arising during the year, net of reclassification adjustment	$(93,971)	$42,820	$(51,151)

2005
Available for sale securities:
Net unrealized losses arising during the year	$(25,742)	$9,010	$(16,732)
Reclassification of net gains included in net income	(11,780)	4,061	(7,719)

Net unrealized losses arising during the year, net of reclassification adjustment	$(37,522)	$13,071	$(24,451)

Cash flow hedges:
Net unrealized gains arising during the year	$27,136	$(8,627)	$18,509
Reclassification of net gains included in net income	(6,548)	2,293	(4,255)

Net unrealized gains arising during the year, net of reclassification adjustment	$20,588	$(6,334)	$14,254

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Fair Value of Financial Instruments

The fair value of financial instruments is the estimated amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. When possible, the Company uses quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based upon appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. Changes to these estimation methodologies could significantly affect fair value. Fair value information presented herein is based on information available at December 31, 2007 and 2006; such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to December 31, 2007 and 2006 could differ significantly from these amounts.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
December 31,	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Assets
Cash and cash equivalents	$4,415,913	$4,415,913	$2,018,847	$2,018,847
Mortgage loans held for sale	11,998,236	12,013,018	27,007,382	27,297,762
Trading securities	2,090,690	2,090,690	4,562,073	4,562,073
Available for sale securities	275,671	275,671	229,469	229,469
Mortgage loans held for investment, net	41,330,322	39,493,965	67,927,951	68,974,164
Lending receivables, net	8,406,495	8,277,514	14,530,104	14,531,788
Derivatives − asset position	1,465,498	1,465,498	585,341	585,341
Other assets	3,724,653	3,595,313	3,248,726	3,195,354

Liabilities
Collateralized borrowings in securitization trusts	$16,145,741	$15,401,363	$53,299,518	$53,204,062
Other borrowings	46,184,150	40,973,617	59,880,378	59,951,118
Deposit liabilities	13,349,844	13,436,826	9,851,026	9,829,241
Derivatives — liability position	182,687	182,687	384,213	384,213
Other liabilities	493,292	493,292	3,792,621	3,792,621

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial instruments not recognized on the balance sheet:

	2007		2006
		Estimated		Estimated
December 31,	Notional	Fair Value	Notional	Fair Value
	(In thousands)

Unfunded commitments to extend credit:
Home equity lines of credit	$3,295,384	$—	$3,199,259	$—
Warehouse lending receivables	1,733,494	—	5,815,294	—
Construction lending receivables	1,658,468	—	1,683,594	—
Commercial business lending receivables	1,375,783	—	1,166,003	—
Healthcare lending receivables	—	—	353,810	—
Residential construction loans	127,044	—	351,880	—
Commitments to provide capital to equity method investees	251,343	—	264,586	—
Commitments to originate mortgage loans held for investment	303,017	(9,727)	2,911	—
Standby letters of credit	56,224	(107)	65,264	(203)
Set-aside letters	120,472	(171)	167,732	(508)

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

Mortgage loans held for sale — The estimated fair value of these financial instruments is based on actual prices received for the most recent sales of mortgage loans and securities to investors, where feasible. When sales information is not readily available, fair value is based on prices received for similar asset sales, otherwise; internal pricing is developed utilizing investor indicators which consider interest rate, loan type and credit quality, among other factors.

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

Derivative financial instruments — The estimated fair value of derivative financial instruments generally reflect the estimated amounts the Company would receive or pay to terminate the contracts. Dealer quotes are generally available for the Company’s derivative financial instruments and provide the Company a valuation benchmark.

Collateralized borrowings — The estimated fair value of these financial instruments is based on quoted market prices.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other borrowings — The estimated fair value of these financial instruments is based on discounted cash flow analysis using current interest rates for borrowings of similar activities.

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

20.  Derivative Instruments

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

Fair Value Hedges

The Company uses derivatives designated as fair value hedges to manage the risk of changes in fair value of certain assets and liabilities.

Mortgage Servicing Rights — Prior to the adoption of SFAS No. 156 on January 1, 2006, the Company utilized derivatives designated as fair value hedges to mitigate its exposure to risk associated with its MSRs. Pursuant to the Company’s risk management program, MSRs were hedged, utilizing various derivative contracts to mitigate the effect of changes in fair value resulting from changes in interest rates. The Company assessed whether its hedge relationships were highly effective by conducting a regression analysis using historical hedge period data and comparing the results to established thresholds. Hedge ineffectiveness was measured as the difference between the changes in value of the hedged assets and the designated derivatives. If these changes were highly correlated, then the carrying value of hedged MSRs and the related derivative financial instruments were adjusted and the resulting gain or loss was recognized in current period earnings.

Subsequent to the adoption of SFAS No. 156, the Company discontinued designating derivative financial instruments as fair value hedges of MSRs.

Mortgage Loans Held for Sale — The Company used derivative financial instruments to manage its exposure to risk associated with certain of its mortgage loans held for sale. Prior to July 2007, the Company designated

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedging relationships between certain mortgage loans held for sale and various derivative contracts. During July 2007, the Company discontinued the designation of its hedging program as a fair value hedge for mortgage loans held for sale.

Commitments to Purchase Mortgages — Prior to mortgage funding, the Company often enters into interest rate lock commitments with borrowers whereby the Company commits to purchasing loans at a particular interest rate, provided the borrower elects to close the loan. During the time between the loan’s funding and its sale to the secondary market, the Company is exposed to fluctuations in interest rates. The Company’s primary strategy to protect against this risk is by entering into forward delivery commitments to sell mortgages or mortgage-backed securities.

Interest rate lock commitments are specifically prohibited from being designated as a hedged asset in a fair value hedging relationship. However, certain commitments to purchase mortgages have been defined as derivatives and are therefore recorded on the balance sheet as assets or liabilities and measured at fair value. Subsequent changes in fair value are recorded as adjustments to the carrying value of these assets or liabilities with a corresponding adjustment recognized in current period earnings. Commitments to originate or purchase mortgage loans accounted for as derivatives had an unrealized gain position of $10.4 and $0.1 million recorded in other assets and an unrealized loss position of $21.1 and $42.8 million recorded in other liabilities at December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006, the Company had forward delivery commitments to sell mortgages or mortgage-backed securities as well as options and futures contracts outstanding on U.S. Treasury instruments and Eurodollar futures. The Company is required to deposit cash in margin accounts maintained by counterparties for unrealized losses on futures contracts. These deposits were $140.0 and $182.2 million at December 31, 2007 and 2006, respectively.

Senior Unsecured Notes — The Company utilizes interest rate swaps in fair value hedges to convert U.S. dollar denominated fixed-rate notes to a variable rate. The Company initially adopted the shortcut method for assessing effectiveness of these hedges, as the terms of the swaps matched the terms of the related notes.

In November 2007, the Company initiated a cash tender offer for several of the Company’s debt securities. Also in November and December 2007, GMAC executed a program of open market repurchase (OMR) of the Company’s publicly traded debt. As a result of these actions, the notional amount of the interest rate swaps exceeded the amount of the outstanding debt. Accordingly, the Company reduced and re-designated these swap relationships and discontinued the use of the shortcut method to measure hedge effectiveness. The Company began assessing whether the re-designated relationships were highly effective by conducting a regression analysis using historical hedge period data and comparing the results to established thresholds. Hedge ineffectiveness is measured as the difference between the changes in value of the hedged assets and the designated derivatives. These changes are highly correlated, therefore the carrying value of the hedged assets and the related derivative financial instruments are adjusted and the resulting gain or loss is recognized in current period earnings.

Cash Flow Hedges

During the quarter ended September 30, 2007, the Company discontinued its cash flow hedge program associated with the existing and forecasted variable rate debt. This decision was made due to the deteriorating economic conditions in the nonprime mortgage market and the resulting determination that it is probable the originally forecasted transactions related to this hedge program will not occur. As a result of the cash flow hedge program’s discontinuance and upon the determination that it was probable that certain hedged forecasted transactions were no longer going to occur, the Company has reclassified $40.1 million into earnings from other comprehensive income for the year ended December 31, 2007.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has also elected not to treat currency swaps used to convert foreign currency denominated assets and liabilities into the functional currency at a floating rate as hedges for accounting purposes. The Company has elected this treatment because the changes in the fair values of the currency swaps are substantially offset by the foreign currency revaluation gains and losses of the underlying debt.

Income Statement Presentation

The following table summarizes the pretax earnings impact of the changes in hedge ineffectiveness for each type of accounting hedge classification segregated by the asset or liability hedged:

Year Ended December 31,	2007	2006	2005	Income Statement Classification
	(In thousands)

Fair value hedge ineffectiveness gain (loss):
Mortgage servicing rights	$—	$—	$56,791	Servicing asset valuation and hedge activities
Mortgage loans held for sale	(716)	(7,292)	(22,680)	Gain on sale of mortgage loans
Senior unsecured notes	—	286	(1,553)	Gain (loss) on investment securities
Debt obligations	24,743	—	—	Gain (loss) on investment securities
Cash flow hedge ineffectiveness gain (loss):
Issuance of collateralized borrowings	—	102	5,773	Interest expense

Total	$24,027	$(6,904)	$38,331

The following table summarizes the component of the derivative instruments’ gain (loss) excluded from the assessment of hedge effectiveness and the reclassification from other comprehensive income to earnings expected to occur in the next 12 months:

Year Ended December 31,	2007	2006	2005
	(In thousands)

Net gain on fair value hedges excluded from assessment of effectiveness (time component)	$—	$—	$59,233
Expected reclassifications from other comprehensive income to earnings in the next 12 months	$3,705	$8,543	$10,716

21.	Restructuring Charges

On October 17, 2007, the Company announced a restructuring plan that would reduce the workforce, streamline operations and revise the cost structure. In the fourth quarter, the Company has incurred pre-tax restructuring costs related to severance and related costs associated with the workforce reduction of $58.2 million, contract termination costs related to closure of facilities of $45.9 million and asset write-downs of $22.6 million.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes by category the Company’s restructuring charge activity for the period ended December 31, 2007:

	Liability	Restructuring	Cost Paid	Liability
	Balance at	Charges Through	or Otherwise Settled Through	Balance at
	October 1, 2007	December 31, 2007	December 31, 2007	December 31, 2007
	(In thousands)

Restructuring charges:
Employee severance	$—	$58,191	$(34,543)	$23,648
Lease terminations and fixed asset write-offs(a)	—	68,455	(22,721)	45,734

Total	$—	$126,646	$(57,264)	$69,382

(a)	Includes $22.6 million of non-cash fixed assets write-offs.

22.	Guarantees, Commitments, and Contingencies

Guarantees

Guarantees are defined as contracts or indemnification agreements that contingently require the Company to make payments to third parties based on changes in an underlying agreement that is related to a guaranteed party. The following summarizes the Company’s outstanding guarantees made to third parties.

	2007		2006
		Carrying		Carrying
	Maximum	Value	Maximum	Value
December 31,	Liability	of Liability	Liability	of Liability
	(In thousands)

Standby letters of credit	$56,224	$107	$65,264	$203
HLTV and international securitizations	66,834	—	107,765	—
Agency loan program	6,004,529	—	6,390,481	—
Servicing advances	*	5,181	*	3,211
Set-aside letters	120,472	171	167,732	508
Repurchase guarantees	135,447	197	204,278	219
Credit enhancement guarantees	3,577	67	4,246	66
Performance guarantees	—	—	3,252	—
Other	18,176	7,552	47,698	—

*	The maximum obligation for servicing advances cannot be determined. At any point in time, the maximum obligation would be the difference between the amount advanced to the owners of the mortgage loans and the amount received from mortgagees.

Standby letters of credit — The Company issues financial standby letters of credit as part of its warehouse and construction lending activities. Expiration dates on the letters of credit range from 2008 to ongoing commitments and are generally collateralized by assets of the client.

HLTV and international securitizations — The Company has entered into agreements to provide credit loss protection for certain HLTV and international securitization transactions. The maximum potential obligation for certain agreements is equal to the lesser of a specified percentage of the original loan pool balance or a specified percentage of the current loan pool balance. The Company is required to perform on its guaranty obligation when losses exceed cash available each period. The Company has pledged mortgage loans held for sale of $31.6 and

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$60.4 million and cash of $0.0 and $9.4 million as collateral for this obligation as of December 31, 2007 and 2006, respectively.

For certain other HLTV securitizations, the maximum potential obligation is equivalent to the pledged collateral amount. The Company pledged mortgage loans held for sale totaling $50.5 and $56.5 million as of December 31, 2007, and 2006, respectively. The event which will require the Company to perform on its guaranty obligation occurs when the security credit enhancements are exhausted and losses are passed through to over-the-counter dealers. The guarantees terminate the first calendar month during which the security aggregate note amount is reduced to zero.

Agency loan program — The Company delivers loans to certain agencies under programs that allow streamlined loan processing and limited documentation requirements. In the event any loans delivered under these programs reach a specified delinquency status, the Company may be required to provide certain required documentation, or in some cases, repurchase the loan or indemnify the investor for any losses sustained. Each program includes termination features whereby once the loan has performed satisfactorily for a specified period of time, the Company is no longer obligated under the program. The maximum obligation for the Company’s agency loan program is $6.0 and $6.4 billion for the periods ended December 31, 2007 and 2006, respectively. This liability represents the principal balance for loans sold under these programs.

Servicing advances —In the normal course of its servicing and sub-servicing duties, the Company is committed to advance payments due from borrowers, which have not been received, as of specified cut-off dates. Servicing advances receive priority cash flows, including contractual interest, in the event of foreclosure or liquidation, thus making their collection reasonably assured.

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

Other — In connection with two International Swap Dealers Association agreements, the Company guarantees the payment of all amounts payable to the counterparties in each swap transaction. The agreement is in effect until canceled by the Company. The estimated maximum potential obligation under these guarantees totaled $18.1 and $25.6 million at December 31, 2007 and 2006, respectively. Also in connection with its hedging activities, the Company has entered into collateral agreements with counterparties to its mortgage servicing rights derivatives. As further discussed in Note 20, the agreements require both parties to maintain cash on deposit in the event the fair values of the derivatives exceed established thresholds.

In connection with certain acquisitions, the Company has guaranteed, under certain conditions, payments with a total estimated maximum of $0.0 and $22.1 million as of December 31, 2007 and 2006, respectively. There was no liability recorded in connection with these guarantees as of December 31, 2007 and 2006. The guaranty for the most significant acquisition expired in 2007.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commitments and Contingencies

At December 31, 2007, the Company was obligated under non-cancelable operating leases for office space and equipment. Future minimum rental payments, including escalation clauses, under leases with terms of one year or more at December 31, 2007, were as follows:

Year Ending December 31,
(In thousands)

2008	$102,740
2009	73,364
2010	61,104
2011	50,663
2012	45,002
2013 and thereafter	99,796

$432,669

The above table includes all rental payments the Company is obligated to pay under non-cancelable operating leases for office space. These payments exclude amounts we expect to collect through subleases or contract terminations as a result of our restructuring efforts announced during the fourth quarter of 2007.

Rental expense recorded by the Company for the years ended December 31, 2007, 2006 and 2005 was $128.0, $116.9 and $95.8 million, respectively.

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

23.  Related Party Transactions

GMAC initiated an open market repurchase (OMR) program during the fourth quarter of 2007 to repurchase a portion of the Company’s outstanding debt. GMAC purchased the Company’s outstanding debt with a carrying value of approximately $1.3 billion. Subsequently, GMAC made a capital injection to the Company in the form of the forgiveness of $1.1 billion of this debt. Accordingly, the Company recorded a capital contribution for GMAC’s purchase price of $740 million and a gain on extinguishment of debt for the difference between the carrying value and GMAC’s purchase price of $369 million.

The remaining $200 million of the Company’s debt held by GMAC remains on the Company’s Balance Sheet as a payable to affiliate in our other borrowings as part of Senior unsecured notes, (See Note 12).

On February 21, 2008, Residential Funding Company, LLC (“RFC”), a subsidiary of the Company, entered into a secured Credit Agreement with GMAC, as a lender and as agent, to provide RFC with a revolving credit facility with a principal amount of up to $750.0 million. On February 21, 2008, RFC borrowed $635.0 million under the Credit Agreement maturing on August 21, 2009.

On August 27, 2007, Residential Funding Company, LLC and Equity Investments II, LLC, each wholly owned subsidiaries of the Company, sold substantially all of the assets and operations comprising their healthcare finance business to GMAC Commercial Finance LLC, a wholly owned subsidiary of GMAC LLC, pursuant to an asset

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase agreement. The Company received $900.5 million, which represents the fair value of the business as valued by an independent third-party valuation. Net book value totaling $876.8 million was transferred as part of the sale resulting in a capital contribution from GMAC LLC of $23.7 million.

The Company did not incur interest expense for the year ended December 31, 2007, $115.9 and $0.0 million for the year ended December 31, 2006, and $330.2 and $81.4 million for the year ended December 31, 2005, related to borrowings from GMAC and other GM affiliated entities, respectively. The Company paid GMAC fees to guarantee the notes payable and other borrowings of its international subsidiaries. The Company paid GMAC fees of $1.5 million for the year ended December 31, 2005. No fees were paid for the years ended December 31, 2007 and 2006 as the GMAC guarantees were replaced by guarantees from the Company.

The Company entered into a participation agreement with GMAC, which includes provisions that require GMAC to purchase commercial real estate lending receivables from the Company at the Company’s request, upon loan default or occurrence of other specified events.

The Company provides working capital funding and construction lending financing for affiliates of an equity method investee. The affiliates of the investees had an outstanding working capital balance of $5.0 million at December 31, 2007 and 2006. The Company recognized interest income of $0.5, $2.1 and $3.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, on these balances. The affiliates of the investees had outstanding construction lending receivable balances of $1.9 and $78.1 million at December 31, 2007 and 2006, respectively. The Company recognized interest income on these receivables of $6.8, $13.7 and $8.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company provides warehouse funding to other equity method investees. Outstanding warehouse lending balances for the investees were $115.9 and $274.6 million as of December 31, 2007 and 2006, respectively. The Company recognized interest income on these receivables of $4.3, $11.7 and $8.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company purchased $131.6 and $598.3 million of loans at market prices from the investee during 2007 and 2006, respectively.

The Company provides global relocation services to GM and GMAC for certain relocations of their employees. The Company recorded income of $10.6, $8.6 and $5.8 million for such services in 2007, 2006 and 2005, respectively. In addition, GM and GMAC incurred mortgage-related fees for certain of their employees resulting in income of $3.9, $11.0 and $5.9 million for 2007, 2006 and 2005, respectively.

GMAC and the Company provided each other with certain services for which a management fee was charged. The Company had net, GMAC management fees expense of $(22.4), $27.5 and $8.7 million for 2007, 2006 and 2005, respectively. In addition, the Company received $19.4 and $6.4 million from GMAC for certain services related to risk management activities for the years ended December 31, 2007 and 2006, respectively.

The Company had short-term receivables from unconsolidated affiliates of $2.5 and $11.0 million included within accounts receivable at December 31, 2007 and 2006, respectively. The Company recognized interest income of $9.3 and 11.0 million for the years ended December 31, 2007 and 2006, respectively, for a lending receivable from an affiliate of FIM Holdings LLC, which has been reduced to $0.0 million as of December 31, 2007.

During the year ended December 31, 2007, the Company completed the sale of residual cash flows related to certain on-balance sheet trusts to an affiliate of FIM Holdings LLC, for $3.2 million.

During the year ended December 31, 2007, the Company received net cash payments totaling $254.3 million from GMAC for settlement of its intercompany tax receivable from GM that related to the Company’s estimated federal and state tax liabilities for the period ended November 30, 2006.

At December 31, 2007, GMAC Bank’s deposit liabilities included a $418.8 million deposit from GMAC. The Company incurred interest expense of $16.3 million for the year ended December 31, 2007 on this deposit.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to 2006, the Company had an agreement with GM to provide certain services through the Company’s call center operations. In exchange for these services, the Company received $3.1 million from GM during the year ended December 31, 2005.

24.  Mortgage Loans Serviced

The Company’s primary servicing portfolio consists of loans owned by the Company, loans sold to third-party investors where the Company has retained the servicing rights and loans that have never been and currently are not owned by the Company. Additionally, the Company master services mortgage-backed securities and whole loan packages issued for investors. At December 31, 2007, the Company’s mortgage loan primary servicing portfolio consists of the following:

				Weighted-	Weighted-
		Unpaid	Weighted-	Average	Average
	Number	Principal	Average	Remaining	Service
	of Loans	Balance	Coupon	Maturity Months	Fees
	(Dollars in millions)

Prime conforming	1,652,933	$267,511	6.24%	307	0.41%
Prime non-conforming	295,143	82,260	6.27	315	0.23
Government	179,475	19,382	6.42	316	0.36
Nonprime	356,421	52,584	9.21	307	0.42
Prime second-lien	731,409	31,573	9.10	258	0.31

Total	3,215,381	$453,310

The Company performs, or pays third-parties to perform, primary servicing on loans in all fifty states, Europe and Canada. At December 31, 2007, the five largest concentrations for the Company’s servicing portfolio are as follows:

California	19.7%
Florida	6.1
United Kingdom	4.3
Texas	4.1
New Jersey	4.0
All other	61.8

Total	100.0%

As of December 31, 2007, the Company was acting as sub-servicer for 221,827 loans with an unpaid principal balance of $47.4 billion. These loans are excluded from the primary servicing portfolio above.

At December 31, 2007 and 2006, the Company has fiduciary responsibility for mortgage escrow and custodial funds totaling approximately $5.5 and $8.4 billion, respectively. The amount of funds segregated in custodial bank accounts, which are not included in the assets and liabilities of the Company, were $3.8 and $7.0 billion at December 31, 2007 and 2006, respectively. The remaining funds are deposited at GMAC Bank and are included in deposit liabilities in the consolidated balance sheet.

In connection with its servicing activities, the Company makes certain payments of property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from specific mortgagors or primary servicers. These advances are included in accounts receivable in the consolidated balance sheet and totaled $1.8 billion and $947.3 million at December 31, 2007 and 2006, respectively. Servicing advances receive priority cash flows, including contractual interest, in the event of foreclosure or liquidation, thus making their collection reasonably assured. The Company maintains an

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance for uncollected servicing advances which totaled $12.0 and $4.5 million at December 31, 2007 and 2006, respectively.

25.  Segment and Geographic Information

Beginning January 1, 2007, based on changes in the organizational structure and management for the GMAC Residential and Residential Capital Group operating business segments, these segments were combined and are being reported as one reportable operating segment, Residential Finance Group.

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

The Company has three reportable operating business segments: Residential Finance Group, Business Capital Group and International Business Group. Corporate and Other includes certain holding company activities, Mexican distressed asset business (which was sold in the first quarter of 2005), and the leasing and financing activities related to consolidation of the automotive division of GMAC Bank and other adjustments to conform management reporting to the consolidated results. The operating segments results have been prepared using a management approach, which is substantially consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting the operating decision-making process.

Intersegment sales and transfers are not significant. Financial results for the Company’s reportable operating segments were as follows:

	Residential	Business	International
	Finance	Capital	Business	Corporate and
Year Ended December 31,	Group	Group	Group	Other	Eliminations	Consolidated
	(In thousands)

2007
Net interest income (expense)	$855,348	$96,786	$87,283	$(32,380)	$—	$1,007,037
Provision for loan losses	(2,184,727)	(322,700)	(72,254)	(15,462)	—	(2,595,143)
Other revenue	674,025	(137,453)	(350,068)	1,032,686	—	1,219,190

Total net revenue	(655,354)	(363,367)	(335,039)	984,844	—	(368,916)
Operating expenses	2,952,679	75,092	476,333	359,500	—	3,863,604

Income (loss) before income tax expense and minority interest	(3,608,033)	(438,459)	(811,372)	625,344	—	(4,232,520)
Income tax expense (benefit)	151,162	377	(189,075)	57,326	—	19,790

Income (loss) before minority interest	(3,759,195)	(438,836)	(622,297)	568,018	—	(4,252,310)
Minority interest	—	—	—	94,028	—	94,028

Net loss	$(3,759,195)	$(438,836)	$(622,297)	$473,990	$—	$(4,346,338)

Total assets	$55,527,555	$5,565,943	$17,902,973	$30,505,479	$(21,311,286)	$88,190,664

Net interest income (expense) from other segments	$(623,354)	$(284,656)	$(148,078)	$1,056,088	$—	$—

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Residential	Business	International
	Finance	Capital	Business	Corporate and
Year Ended December 31,	Group	Group	Group	Other	Eliminations	Consolidated

2006
Net interest income	$1,402,334	$88,778	$172,161	$45,541	$—	$1,708,814
Provision for loan losses	(1,272,932)	(28,414)	(32,383)	(355)	—	(1,334,084)
Other revenue	1,635,589	655,850	322,879	33,461	—	2,647,779

Total net revenue	1,764,991	716,214	462,657	78,647	—	3,022,509
Operating expenses	2,284,599	71,089	245,979	(4,732)	—	2,596,935

(Loss) income before income tax (benefit) expense and minority interest	(519,608)	645,125	216,678	83,379	—	425,574
Income tax (benefit) expense	(170,815)	246,438	46,638	(411,434)	—	(289,173)

(Loss) income before minority interest	(348,793)	398,687	170,040	494,813	—	714,747
Minority interest	—	—	—	9,654	—	9,654

Net (loss) income	$(348,793)	$398,687	$170,040	$485,159	$—	$705,093

Total assets	$108,088,470	$7,476,675	$13,982,377	$28,281,859	$(22,242,562)	$135,586,819

Net interest income (expense) from other segments	$(550,408)	$(282,214)	$(52,207)	$884,829	$—	$—

	Residential	Business	International
	Finance	Capital	Business	Corporate and
Year Ended December 31,	Group	Group	Group	Other	Eliminations	Consolidated

2005
Net interest income	$1,617,677	$147,894	$152,156	$7,268	$—	$1,924,995
Provision for loan losses	(624,306)	(25,847)	(1,678)	35	—	(651,796)
Other revenue	2,404,757	280,552	232,068	44,684	—	2,962,061

Total net revenue	3,398,128	402,599	382,546	51,987	—	4,235,260
Operating expenses	2,243,242	81,213	253,298	30,581	—	2,608,334

Income before income tax expense	1,154,886	321,386	129,248	21,406	—	1,626,926
Income tax expense (benefit)	459,839	120,809	39,159	(13,507)	—	606,300

Net income	$695,047	$200,577	$90,089	$34,913	$—	$1,020,626

Total assets	$100,632,363	$5,545,713	$10,694,661	$18,956,611	$(16,944,256)	$118,885,092

Net interest income (expense) from other segments	$(305,150)	$(144,566)	$2,709	$447,007	$—	$—

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information concerning principal geographic areas is presented in the following table. Revenue consists of total net revenue and long-lived assets consist of net operating lease assets and property and equipment. These items are attributed to geographic areas based on the location of the assets.

		Long-Lived
Year Ended December 31,	Revenue	Assets
	(In thousands)

2007
Europe	$(388,974)	$63,600
Canada	6,722	15,069
Latin America	47,421	2,330
Asia Pacific	6,425	5,341

Total foreign	(328,406)	86,340
Total domestic	(40,510)	2,657,139

Total	$(368,916)	$2,743,479

2006
Europe	$387,936	$34,679
Canada	49,103	8,768
Latin America	32,435	1,833
Asia Pacific	2,778	1,687

Total foreign	472,252	46,967
Total domestic	2,550,257	2,212,118

Total	$3,022,509	$2,259,085

2005
Europe	$321,555	$31,040
Canada	35,272	1,084
Latin America	99,756	773
Asia Pacific	1,207	100

Total foreign	457,790	32,997
Total domestic	3,777,470	162,830

Total	$4,235,260	$195,827

26.	Regulatory Matters

Certain subsidiaries of the Company associated with the Company’s mortgage and real estate operations are required to maintain certain regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state and foreign agencies that could have a material effect on the Company’s results of operations and financial condition. These entities were in compliance with these requirements as of December 31, 2007.

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.

The FDIC requires the Bank to maintain a well capitalized categorization, under the regulatory framework (see tables below), for the first three years of operation. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios were as follows:

			Minimum to be
	Actual		Well Capitalized
December 31, 2007	Amount	Ratio	Amount	Ratio
	(Dollars in		(Dollars in
	millions)		millions)

Total capital (Tier 1 + Tier 2) to risk weighted assets	$3,425.9	16.2%	$2,109.6	10.0%
Tier 1 capital to risk weighted assets	3,325.2	15.8%	1,265.1	6.0%
Tier 1 capital to average assets (leveraged ratio)	3,325.2	11.5%	1,444.5	5.0%

			Minimum to be
	Actual		Well Capitalized
December 31, 2006	Amount	Ratio	Amount	Ratio
	(Dollars in		(Dollars in
	millions)		millions)

Total capital (Tier 1 + Tier 2) to risk weighted assets	$2,197.7	15.1%	$1,460.2	10.0%
Tier 1 capital to risk weighted assets	2,148.2	14.7%	876.1	6.0%
Tier 1 capital to average assets (leveraged ratio)	2,148.2	10.7%	1,599.7	8.0%

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

Certain of the Company’s foreign subsidiaries operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions, including Financial Service Authority (FSA) requirements. These regulatory restrictions, among other things, require that the Company’s subsidiaries meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. As of December 31, 2007, compliance with these various regulations has not had a material adverse effect on the Company’s consolidation balance sheet, statement of income or cash flows.

27.	Supplemental Financial Information

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Cash and cash equivalents	$1,894,921	$210,624	$2,342,853	$(32,485)	$4,415,913
Mortgage loans held for sale	—	2,650,115	9,384,745	(36,624)	11,998,236
Trading securities	—	689,244	1,401,446	—	2,090,690
Mortgage loans held for investment, net	—	4,903,185	36,470,445	(43,308)	41,330,322
Lending receivables, net	—	491,729	7,914,948	(182)	8,406,495
Mortgage servicing rights	—	4,565,791	137,071	—	4,702,862
Accounts receivable	19,595	1,924,664	1,793,111	(549,457)	3,187,913
Investments in real estate and other	—	79,852	1,549,865	—	1,629,717
Goodwill	—	—	—	—	—
Other assets	478,526	7,486,469	7,853,774	(5,390,253)	10,428,516
Investment in and loans to subsidiaries	21,186,294	385,223	—	(21,571,517)	—

Total assets	$23,579,336	$23,386,896	$68,848,258	$(27,623,826)	$88,190,664

LIABILITIES
Borrowings:
Affiliate borrowings	$—	$10,024,360	$3,981,971	$(14,006,331)	$—
Collateralized borrowings in securitization trusts	—	—	16,145,741	—	16,145,741
Other borrowings	17,058,706	4,603,923	25,065,874	(544,353)	46,184,150

Total borrowings	17,058,706	14,628,283	45,193,586	(14,550,684)	62,329,891
Deposit liabilities	—	—	13,482,329	(132,485)	13,349,844
Other liabilities	490,513	3,563,723	6,397,577	(5,310,761)	5,141,052

Total liabilities	17,549,219	18,192,006	65,073,492	(19,993,930)	80,820,787
Minority interest	—	—	1,339,760	—	1,339,760

EQUITY
Common stock and paid-in capital	—	—	427,671	(427,671)	—
Member’s interest	6,624,344	7,147,771	2,686,606	(9,834,377)	6,624,344
Accumulated deficit	(694,756)	(2,053,704)	(758,838)	2,812,542	(694,756)
Accumulated other comprehensive income	100,529	100,823	79,567	(180,390)	100,529

Total equity	6,030,117	5,194,890	2,435,006	(7,629,896)	6,030,117

Total liabilities, minority interest and equity	$23,579,336	$23,386,896	$68,848,258	$(27,623,826)	$88,190,664

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Cash and cash equivalents	$832,600	$456,895	$756,225	$(26,873)	$2,018,847
Mortgage loans held for sale	—	8,064,094	18,944,066	(778)	27,007,382
Trading securities	—	2,234,692	2,327,381	—	4,562,073
Mortgage loans held for investment, net	—	2,224,615	65,779,753	(76,417)	67,927,951
Lending receivables, net	—	2,875,468	11,653,240	1,396	14,530,104
Mortgage servicing rights	—	4,917,319	12,742	—	4,930,061
Accounts receivable	3,450	1,618,758	1,458,948	(519,956)	2,561,200
Investments in real estate and other	—	124,394	2,497,755	—	2,622,149
Goodwill	—	218,803	252,660	—	471,463
Other assets	305,541	6,731,222	7,347,829	(5,429,003)	8,955,589
Investment in and loans to subsidiaries	22,107,251	4,328,440	—	(26,435,691)	—

Total assets	$23,248,842	$33,794,700	$111,030,599	$(32,487,322)	$135,586,819

LIABILITIES
Borrowings:
Affiliate borrowings	$—	$12,688,000	$1,767,326	$(14,455,326)	$—
Collateralized borrowings in securitization trusts	—	—	53,299,518	—	53,299,518
Other borrowings	15,233,823	10,895,543	34,767,610	(1,016,598)	59,880,378

Total borrowings	15,233,823	23,583,543	89,834,454	(15,471,924)	113,179,896
Deposit liabilities	—	—	9,892,899	(41,873)	9,851,026
Other liabilities	392,906	2,559,232	6,366,431	(4,944,563)	4,374,006

Total liabilities	15,626,729	26,142,775	106,093,784	(20,458,360)	127,404,928
Minority interest	—	—	559,778	—	559,778
EQUITY
Common stock and paid-in capital	—	1	163,665	(163,666)	—
Member’s interest	3,837,943	4,459,598	2,610,663	(7,070,261)	3,837,943
Retained earnings	3,651,935	3,060,108	1,472,143	(4,532,251)	3,651,935
Accumulated other comprehensive income	132,235	132,218	130,566	(262,784)	132,235

Total equity	7,622,113	7,651,925	4,377,037	(12,028,962)	7,622,113

Total liabilities, minority interest and equity	$23,248,842	$33,794,700	$111,030,599	$(32,487,322)	$135,586,819

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue
Interest income	$1,251,875	$1,364,991	$6,125,414	$(1,174,397)	$7,567,883
Interest expense	1,222,016	1,214,622	5,322,166	(1,197,958)	6,560,846

Net interest income	29,859	150,369	803,248	23,561	1,007,037
Provision for loan losses	—	814,597	1,784,906	(4,360)	2,595,143

Net interest income (loss) after provision for loan losses	29,859	(664,228)	(981,658)	27,921	(1,588,106)
Gain (loss) on sale of mortgage loans, net	—	(536,005)	238,464	(34,190)	(331,731)
Servicing fees	—	1,747,772	50,425	(7,794)	1,790,403
Servicing asset valuation and hedge activities, net	—	(537,062)	(6,589)	—	(543,651)

Net servicing fees	—	1,210,710	43,836	(7,794)	1,246,752
Loss on investment securities, net	(770)	(362,704)	(384,356)	—	(747,830)
Real estate related revenues	—	6,461	211,973	—	218,434
Loss on sale of equity investments		—	(542)	—	(542)
Gain on extinguishment of debt	521,088	—	—	—	521,088
Loss on foreclosed real estate	—	(165,023)	(236,649)	—	(401,672)
Automotive operating lease income	—	—	510,927	—	510,927
Other income	(1,776)	64,804	232,109	(91,373)	203,764

Total net revenue	548,401	(445,985)	(365,896)	(105,436)	(368,916)
Expenses
Compensation and benefits	—	688,677	535,903	—	1,224,580
Professional fees	—	188,898	65,173	—	254,071
Data processing and telecommunications	—	140,106	62,140	—	202,246
Advertising	4	82,219	38,018	—	120,241
Occupancy	—	80,734	65,548	—	146,282
Goodwill impairment	—	215,378	239,450	—	454,828
Restructuring	—	119,057	7,589	—	126,646
Depreciation expense on automotive lease income	—	—	307,984	—	307,984
Other	4,488	681,732	429,613	(89,107)	1,026,726

Total expenses	4,492	2,196,801	1,751,418	(89,107)	3,863,604

Income (loss) before income tax expense, minority interest and equity in net earnings (losses) of subsidiaries	543,909	(2,642,786)	(2,117,314)	(16,329)	(4,232,520)
Income tax expense	2,000	2,376	15,652	(238)	19,790

Income (loss) before minority interest and equity in net earnings (losses) of subsidiaries	541,909	(2,645,162)	(2,132,966)	(16,091)	(4,252,310)
Minority interest	—	—	94,028	—	94,028

Income (loss) before equity in net earnings (losses) of subsidiaries	541,909	(2,645,162)	(2,226,994)	(16,091)	(4,346,338)
Equity in net losses of subsidiaries	(4,888,247)	(2,440,493)	—	7,328,740	—

Net loss	$(4,346,338)	$(5,085,655)	$(2,226,994)	$7,312,649	$(4,346,338)

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue
Interest income	$919,261	$1,503,331	$6,608,713	$(862,271)	$8,169,034
Interest expense	916,433	1,059,986	5,390,501	(906,700)	6,460,220

Net interest income	2,828	443,345	1,218,212	44,429	1,708,814
Provision for loan losses	—	286,903	1,049,703	(2,522)	1,334,084

Net interest income after provision for loan losses	2,828	156,442	168,509	46,951	374,730
(Loss) gain on sale of mortgage loans, net	(1,283)	687,199	241,872	(37,572)	890,216
Servicing fees	—	1,598,017	(6,903)	(7,440)	1,583,674
Servicing asset valuation and hedge activities, net	—	(1,098,374)	(1,858)	—	(1,100,232)

Net servicing fees	—	499,643	(8,761)	(7,440)	483,442
Gain (loss) on investment securities, net	286	(65,288)	133,667	—	68,665
Real estate related revenues	—	54,179	538,861	—	593,040
Gain on sale of equity investments	—	414,508	—	—	414,508
Loss on foreclosed real estate	—	(8,048)	(47,996)	—	(56,044)
Automotive operating lease income	—	—	34,438	—	34,438
Other income	2,096	188,221	124,530	(95,333)	219,514

Total net revenue	3,927	1,926,856	1,185,120	(93,394)	3,022,509
Expenses
Compensation and benefits	—	695,093	511,246	—	1,206,339
Professional fees	—	216,873	56,183	—	273,056
Data processing and telecommunications	—	135,916	53,236	—	189,152
Advertising	—	117,687	35,105	—	152,792
Occupancy	—	86,270	51,417	—	137,687
Depreciation expense on automotive lease income	—	—	19,726	—	19,726
Other	5,253	409,485	308,665	(105,220)	618,183

Total expenses	5,253	1,661,324	1,035,578	(105,220)	2,596,935

(Loss) income before income tax expense and minority interest	(1,326)	265,532	149,542	11,826	425,574
Income tax (benefit) expense	(454)	(574,759)	220,849	65,191	(289,173)

(Loss) income before minority interest	(872)	840,291	(71,307)	(53,365)	714,747
Minority interest	—	—	9,654	—	9,654

(Loss) income before equity in net earnings (losses) of subsidiaries	(872)	840,291	(80,961)	(53,365)	705,093
Equity in net earnings (losses) of subsidiaries	705,965	(134,326)	—	(571,639)	—

Net income (loss)	$705,093	$705,965	$(80,961)	$(625,004)	$705,093

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

Revenue
Interest income	$422,721	$1,133,814	$4,664,518	$(423,956)	$5,797,097
Interest expense	406,437	746,299	3,164,078	(444,712)	3,872,102

Net interest income	16,284	387,515	1,500,440	20,756	1,924,995
Provision for loan losses	—	149,577	512,403	(10,184)	651,796

Net interest income after provision for loan losses	16,284	237,938	988,037	30,940	1,273,199
Gain on sale of mortgage loans, net	—	727,633	339,986	(30,950)	1,036,669
Servicing fees	—	1,420,086	(1,296)	(2,510)	1,416,280
Amortization and impairment of servicing rights	—	(761,674)	(314)	—	(761,988)
Servicing asset valuation and hedge gain, net	—	17,186	—	—	17,186

Net servicing fees	—	675,598	(1,610)	(2,510)	671,478
(Loss) gain on investment securities, net	(1,553)	134,859	102,493	563	236,362
Real estate related revenues	—	132,345	575,616	—	707,961
Gain on sale of equity investments	—	—	4,213	—	4,213
Gain on foreclosed real estate	—	13,764	24,988	—	38,752
Other income	—	179,954	191,083	(104,411)	266,626

Total net revenue	14,731	2,102,091	2,224,806	(106,368)	4,235,260
Expenses
Compensation and benefits	—	866,030	540,900	—	1,406,930
Professional fees	15	165,688	46,707	—	212,410
Data processing and telecommunications	—	139,208	60,641	—	199,849
Advertising	—	131,766	26,922	—	158,688
Occupancy	—	75,015	46,286	—	121,301
Other	4,677	322,868	299,542	(117,931)	509,156

Total expenses	4,692	1,700,575	1,020,998	(117,931)	2,608,334

Income before income tax expense	10,039	401,516	1,203,808	11,563	1,626,926
Income tax expense	3,840	169,775	422,283	10,402	606,300

Income before equity in net earnings of subsidiaries	6,199	231,741	781,525	1,161	1,020,626
Equity in net earnings of subsidiaries	1,014,427	782,686	—	(1,797,113)	—

Net income	$1,020,626	$1,014,427	$781,525	$(1,795,952)	$1,020,626

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$198,987	$(4,418,824)	$7,771,129	$29,129	$3,580,421
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in lending receivables	—	1,999,350	3,189,150	—	5,188,500
Originations and purchases of mortgage loans held for investment	—	(2,320,121)	(6,321,099)	50,673	(8,590,547)
Proceeds from sales and repayments of mortgage loans held for investment	—	968,754	15,969,718	(6,567)	16,931,905
Purchases of available for sale securities	—	(28)	(71,990)	—	(72,018)
Proceeds from sales and repayments of available for sale securities	—	1,564	27,041	—	28,605
Additions to mortgage servicing rights, net	—	(9,291)	(3,192)	9,291	(3,192)
Sale of mortgage servicing rights, net	—	563,709	—	—	563,709
Purchases of and advances to investments in real estate and other	—	(6,802)	(203,990)	—	(210,792)
Proceeds from sales of and returns of investments in real estate and other	—	27,818	821,730	—	849,548
Acquisitions, net of cash acquired	—	—	103,743	—	103,743
Payment of capital contribution	(202,595)	(384,015)	—	586,610	—
Net increase in affiliate lending	(3,662,664)	—	—	3,662,664	—
Other, net	—	3,849,180	(2,672,526)	—	1,176,654

Net cash (used in) provided by investing activities	(3,865,259)	4,690,118	10,838,585	4,302,671	15,966,115
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in affiliate borrowings	—	1,031,100	2,631,564	(3,662,664)	—
Net decrease in other short-term borrowings	(75,000)	(6,286,360)	(6,648,116)	—	(13,009,476)
Proceeds from issuance of collateralized borrowings in securitization trusts	—	4,736,243	898,574	—	5,634,817
Repayments of collateralized borrowings in securitization trusts	—	—	(15,929,834)	—	(15,929,834)
Proceeds from secured aggregation facilities, long-term	—	—	12,358,635	—	12,358,635
Repayments of secured aggregation facilities, long-term	—	—	(17,411,381)	—	(17,411,381)
Proceeds from other long-term borrowings	3,853,195	—	6,344,575	—	10,197,770
Repayments of other long-term borrowings	(1,240,767)	—	(3,951,719)	—	(5,192,486)
Payments of debt issuance costs	(12,626)	—	(30,744)	—	(43,370)
Proceeds from capital contribution	2,000,000	2,595	840,015	(586,610)	2,256,000
Disposal of healthcare business	—	—	898,794	—	898,794
Dividends paid	—	—	(2,474)	2,474	—
Decrease in deposit liabilities	—	—	3,221,405	(90,612)	3,130,793

Net cash provided by (used in) financing activities	4,524,802	(516,422)	(16,780,706)	(4,337,412)	(17,109,738)
Effect of foreign exchange rates on cash and cash equivalents	203,791	(1,143)	(242,380)	—	(39,732)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,062,321	(246,271)	1,586,628	(5,612)	2,397,066
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	832,600	456,895	756,225	(26,873)	2,018,847

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,894,921	$210,624	$2,342,853	$(32,485)	$4,415,913

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:

Transfer of $5.0 billion of mortgage loans held for investment from guarantor subsidiaries to non-guarantor subsidiaries.

Transfer of $4.7 billion of collateralized borrowings in securitization trusts from guarantor subsidiaries to non-guarantor subsidiaries.

Parent contributed $4.2 billion to guarantor subsidiaries through forgiveness of affiliate borrowings.

Deconsolidation of loans, net of $25.9 billion from non-guarantor subsidiaries.

Deconsolidation of collateralized borrowings of $26.6 billion from non-guarantor subsidiaries.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,282,196	$(13,581,729)	$(5,517,145)	$(2,286,994)	$(20,103,672)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in lending receivables	—	(1,348,836)	148,416	—	(1,200,420)
Originations and purchases of mortgage loans held for investment	(59,438)	(9,553,024)	(7,109,349)	1,403,021	(15,318,790)
Proceeds from sales and repayments of mortgage loans held for investment	—	3,276,931	23,320,568	(1,410,856)	25,186,643
Purchases of available for sale securities	—	(26)	(54,247)	—	(54,273)
Proceeds from sales and repayments of available for sale securities	—	1,825	22,503	—	24,328
Additions to mortgage servicing rights	—	(11,780)	—	—	(11,780)
Purchase of and advances to investments in real estate and other	—	(45,757)	(1,649,345)	—	(1,695,102)
Proceeds from sales of and returns of investments in real estate and other	—	637,536	740,674	—	1,378,210
Consolidation of IB Finance Holding Company LLC	—	—	251,347	—	251,347
Acquisitions, net of cash acquired	—	—	(2,551)	—	(2,551)
Payment of capital contribution	(100,000)	(461,314)	—	561,314	—
Net increase in affiliate lending	(3,998,484)	—	—	3,998,484	—
Purchase of non-voting interests and additional capital contributions in IB Finance Holding Company LLC	(1,463,500)	—	—	1,463,500	—
Other, net	—	224,398	756,799	262	981,459

Net cash (used in) provided by investing activities	(5,621,422)	(7,280,047)	16,424,815	6,015,725	9,539,071
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in affiliate borrowings	(4,130,000)	2,259,372	691,650	(3,998,484)	(5,177,462)
Net increase in other short-term borrowings	75,000	720,965	1,932,223	2,615	2,730,803
Proceeds from issuance of collateralized borrowings in securitization trusts	—	19,247,419	70,142	—	19,317,561
Repayments of collateralized borrowings in securitization trusts	—	—	(22,605,088)	—	(22,605,088)
Proceeds from secured aggregation facilities, long-term	—	—	29,071,067	—	29,071,067
Repayments of secured aggregation facilities, long-term	—	—	(27,942,989)	—	(27,942,989)
Proceeds from other long-term borrowings	8,204,465	—	6,093,582	—	14,298,047
Repayments of other long-term borrowings	—	—	(568,430)	—	(568,430)
Payments of debt issuance costs	(46,182)	—	(63,498)	—	(109,680)
Proceeds from capital contribution	—	100,000	1,924,814	(2,024,814)	—
Dividends paid	(580,752)	(1,167,252)	(1,124,700)	2,291,952	(580,752)
Increase in deposit liabilities	—	—	1,695,271	47,607	1,742,878

Net cash provided by (used in) financing activities	3,522,531	21,160,504	(10,825,956)	(3,681,124)	10,175,955
Effect of foreign exchange rates on cash and cash equivalents	22,481	—	118,259	—	140,740

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(794,214)	298,728	199,973	47,607	(247,906)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,626,814	158,167	556,252	(74,480)	2,266,753

CASH AND CASH EQUIVALENTS AT END OF YEAR	$832,600	$456,895	$756,225	$(26,873)	$2,018,847

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$20,529	$(23,247,733)	$(2,657,083)	$(262,829)	$(26,147,116)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in lending receivables	—	414,063	(4,388,826)	—	(3,974,763)
Originations and purchases of mortgage loans held for investment	—	(14,818,629)	(5,347,369)	84,138	(20,081,860)
Proceeds from sales and repayments of mortgage loans held for investment	—	5,078,443	22,450,215	—	27,528,658
Purchases of available for sale securities	—	(551,489)	(47,124)	—	(598,613)
Proceeds from sales and repayments of available for sale securities	—	724,436	22,779	—	747,215
Additions to mortgage servicing rights	—	(263,737)	(2,852)	—	(266,589)
Sales of mortgage servicing rights	—	207,591	—	—	207,591
Purchase of and advances to investments in real estate and other	—	(47,300)	(1,201,953)	—	(1,249,253)
Proceeds from sales of and returns of investments in real estate and other	—	120,757	803,167	—	923,924
Acquisitions, net of cash acquired	—	—	(3,988)	—	(3,988)
Payment of capital contribution	—	(39,487)	—	39,487	—
Net (increase) decrease in affiliate lending	(3,477,487)	—	—	3,477,487	—
Other, net	(4,100)	156,373	572,426	—	724,699

Net cash (used in) provided by investing activities	(3,481,587)	(9,018,979)	12,856,475	3,601,112	3,957,021
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in affiliate borrowings	(1,879,000)	3,310,972	(841,433)	(3,418,972)	(2,828,433)
Net increase in other short-term borrowings	—	2,052,041	2,193,509	(2,615)	4,242,935
Proceeds from issuance of collateralized borrowings in securitization trusts	—	26,413,355	1,937,191	11,451	28,361,997
Repayments of collateralized borrowings in securitization trusts	—	—	(22,682,856)	—	(22,682,856)
Proceeds from secured aggregation facilities, long-term	—	—	7,896,054	—	7,896,054
Repayments of secured aggregation facilities, long-term	—	—	(3,157,448)	—	(3,157,448)
Proceeds from other long-term borrowings	7,003,053	—	2,622,226	—	9,625,279
Repayments of other long-term borrowings	—	—	(210,000)	—	(210,000)
Payments of debt issuance costs	(36,181)	—	(85,232)	—	(121,413)
Proceeds from capital contribution	—	—	39,487	(39,487)	—
Dividends paid	—	—	(80,000)	80,000	—
Increase in deposit liabilities	—	—	2,458,334	—	2,458,334

Net cash provided by (used in) financing activities	5,087,872	31,776,368	(9,910,168)	(3,369,623)	23,584,449
Effect of foreign exchange rates on cash and cash equivalents	—	—	(26,684)	—	(26,684)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,626,814	(490,344)	262,540	(31,340)	1,367,670
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	648,511	293,712	(43,140)	899,083

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,626,814	$158,167	$556,252	$(74,480)	$2,266,753

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:

Transfer of $14.9 billion of mortgage loans held for investment from guarantor subsidiaries to non-guarantor subsidiaries.

Transfer of $14.5 billion of collateralized borrowings in securitization trusts from guarantor subsidiaries to non-guarantor subsidiaries.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

28.	Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands)

Year ended December 31, 2007
Total net revenue	$71,685	$646,111	$(1,182,900)	$96,188
Operating expenses	892,431	810,718	1,172,908	987,547
Income tax expense (benefit)	70,641	64,988	(119,442)	3,603
Minority interest	19,089	24,401	24,561	25,977

Net (loss) income	$(910,476)	$(253,996)	$(2,260,927)	$(920,939)

Year ended December 31, 2006
Total net revenue	$941,876	$1,573,832	$792,641	$(285,840)
Operating expenses	602,409	695,066	643,670	655,790
Income tax expense (benefit)	137,973	330,618	65,538	(823,302)
Minority interest	—	—	—	9,654

Net income (loss)	$201,494	$548,148	$83,433	$(127,982)

RESIDENTIAL CAPITAL, LLC

SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED BALANCE SHEET

December 31, 2007 and 2006
(In thousands)

	2007	2006

ASSETS
Cash and cash equivalents	$1,894,921	$832,600
Accounts receivable	19,595	3,450
Other assets	478,526	305,541
Investments in and loans to subsidiaries	21,186,294	22,107,251

Total assets	$23,579,336	$23,248,842

LIABILITIES
Borrowings	$17,058,706	$15,233,823
Other liabilities	490,513	392,906

Total liabilities	17,549,219	15,626,729

EQUITY
Member’s interest	6,624,344	3,837,943
(Accumulated deficit) Retained earnings	(694,756)	3,651,935
Accumulated other comprehensive income	100,529	132,235

Total equity	6,030,117	7,622,113

Total liabilities and equity	$23,579,336	$23,248,842

RESIDENTIAL CAPITAL, LLC

SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY — (Continued)

CONDENSED STATEMENT OF INCOME

Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005

Revenue
Interest income	$1,251,875	$919,261	$422,721
Interest expense	1,222,016	916,433	406,437

Net interest income	29,859	2,828	16,284
Loss on sale of mortgage loans, net	—	(1,283)	—
(Loss) gain on investment securities, net	(770)	286	(1,553)
Gain on extinguishment of debt	521,088	—	—
Other income	(1,776)	2,096	—

Total net revenue	548,401	3,927	14,731
Expenses
Professional fees	—	—	15
Other	4,492	5,253	4,677

Total expenses	4,492	5,253	4,692

Income (loss) before income tax expense	543,909	(1,326)	10,039
Income tax expense (benefit)	2,000	(454)	3,840

Income (loss) before equity in net earnings of subsidiaries	541,909	(872)	6,199
Equity in net (losses) earnings of subsidiaries	(4,888,247)	705,965	1,014,427

Net (loss) income	$(4,346,338)	$705,093	$1,020,626

RESIDENTIAL CAPITAL, LLC

SUPPLEMENTARY FINANCIAL DATA
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY — (Continued)

CONDENSED STATEMENT OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$198,987	$1,282,196	$20,529
CASH FLOWS FROM INVESTING ACTIVITIES:
Originations and purchases of mortgage loans held for investment	—	(59,438)	—
Net increase in affiliate lending	(3,662,664)	(3,998,484)	(3,477,487)
Purchase of non-voting interests and additional capital contributions in IB Finance Holding Company LLC	—	(1,463,500)	—
Payment of capital contribution	(202,595)	(100,000)	—
Other, net	—	—	(4,100)

Net cash used in investing activities	(3,865,259)	(5,621,422)	(3,481,587)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in affiliate borrowings	—	(4,130,000)	(1,879,000)
Net (decrease) increase in other short-term borrowings	(75,000)	75,000	—
Proceeds from other long-term borrowings	3,853,195	8,204,465	7,003,053
Repayments of other long-term borrowings	(1,240,767)
Payments of debt issuance costs	(12,626)	(46,182)	(36,181)
Proceeds from capital contributions	2,000,000
Dividends paid	—	(580,752)	—

Net cash provided by financing activities	4,524,802	3,522,531	5,087,872
Effect of foreign exchange rates on cash and cash equivalents	203,791	22,481	—

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	1,062,321	(794,214)	1,626,814
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	832,600	1,626,814	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,894,921	$832,600	$1,626,814

RESIDENTIAL CAPITAL, LLC

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
	Period	Expenses	Accounts	Deductions(1)	Period
	(In thousands)

Year ended December 31, 2007
Allowance for loan losses	$1,930,759	$2,595,143	$—	$3,175,106	$1,350,796
Allowance for uncollectible servicing advances	4,545	4,731	5,568	2,852	11,992
Allowance for trade and other receivables	8,104	4,412	—	244	12,272
Liability for assets sold with recourse	102,147	258,611	—	102,674	258,084

	$2,045,555	$2,862,897	$5,568	$3,280,876	$1,633,144

Year ended December 31, 2006
Allowance for loan losses	$1,253,313	$1,334,084	$25,667	$682,305	$1,930,759
Allowance for uncollectible servicing advances	4,690	3,405	—	3,550	4,545
Allowance for trade and other receivables	5,432	3,256	—	584	8,104
Liability for assets sold with recourse	37,015	71,868	—	6,736	102,147

	$1,300,450	$1,412,613	$25,667	$693,175	$2,045,555

Year ended December 31, 2005
Allowance for loan losses	$1,014,677	$651,796	$—	$413,160	$1,253,313
Allowance for uncollectible servicing advances	3,169	3,157	—	1,636	4,690
Allowance for trade and other receivables	6,383	1,305	—	2,256	5,432
Liability for assets sold with recourse	58,835	(8,402)	—	13,418	37,015

	$1,083,064	$647,856	$—	$430,470	$1,300,450

(1)	Actual losses charged against the valuation allowance, net of recoveries and reclassification.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management of the Company maintains disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive and Chief Financial Officers each concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Remediation of a Previously Reported Material Weakness

As previously disclosed in our Form 10-Qs for the quarters ended June 30, 2007 and September 30, 2007, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective at those dates because of a material weakness in internal control over financial reporting with respect to the aggregation of ineffective controls over the adherence to our formal change management control process and controls related to the review of account reconciliations specifically, controls over the preparation, review and monitoring of the account reconciliation for a specific clearing account containing servicing released repurchased loans.

Subsequently, during 2007, we implemented enhancements to our internal control over financial reporting with respect to our change management process and account reconciliation processes. These enhancements include additional training on our change management and account reconciliation processes, improving managerial review over account reconciliations, and implementing new controls around the process supporting the specific clearing account. Management has assessed the operating effectiveness of the internal controls and has concluded this material weakness has been remediated as of December 31, 2007.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, are set forth in part II, Item 8 of the Annual Report on Form 10-K.

Item 9A(T).  CONTROLS AND PROCEDURES.

Although the registrant is neither a large accelerated filer nor an accelerated filer, it has elected to comply with Item 9A.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS AND OFFICERS OF THE REGISTRANT.

Omitted.

Item 11.	EXECUTIVE COMPENSATION.

Omitted.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Omitted.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Omitted.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We retained PricewaterhouseCoopers LLP (PwC) to audit our consolidated financial statements for the years ended December 31, 2007 and 2006. We also retained PwC, as well as other accounting and consulting firms, to provide various other services in 2007 and 2006.

The aggregate fees billed to us for professional services performed by PwC were as follows:

Year Ended December 31,	2007	2006
	(in thousands)

Audit fees(a)	$13,550	$14,045
Audit-related fees(b)	111	660
Tax fees(c)	532	813
All other fees	—	—

Total principal accountant fees	$14,193	$15,518

(a)	Audit fees pertain to the audit of our annual Consolidated Financial Statements, including reviews of the interim financial statements contained in our Quarterly Reports on Form 10-Q, completion of statutory reports, comfort letters to underwriters in connection with debt issuances, attest services, consents to the incorporation of the PwC audit report in publicly filed documents and assistance with and review of documents filed with the SEC.

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

The services performed by PwC in 2007 were pre-approved in accordance with the pre-approval policy of the GMAC Audit Committee. This policy requires that during its first meeting of the fiscal year, the GMAC Audit Committee will be presented, for approval, a description of the Audit-related, Tax and Other services expected to be performed by the principal accountant during the fiscal year. Any requests for such services in excess of $1.0 million not contemplated during the first meeting must be submitted to the GMAC Audit Committee for specific pre-approval. Requests for services less than $1.0 million must be pre-approved by the Chairman of the GMAC Audit Committee, and reported to the full Committee at its next regularly scheduled meeting. Proposed fees for Audit services are presented to the GMAC Audit Committee for approval in May each year.

The GMAC Audit Committee determined that all services provided by PwC during 2007 were compatible with maintaining their independence as principal accountants.

As of December 2006, the GMAC Audit Committee assumed these responsibilities from the GM Audit Committee.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The exhibits listed on the accompanying index of Exhibits are filed or incorporated by reference as a part of this report. Such index is incorporated by reference.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of February, 2008.

RESIDENTIAL CAPITAL, LLC
(Registrant)

By:	/s/ James G. Jones
James G. Jones
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on February 27, 2008.

Signatures	Title

/s/ Michael E. Rossi Michael E. Rossi	Chairman and Director

/s/ James G. Jones James G. Jones	President, Chief Executive Officer and Director

/s/ Sanjiv Khattri Sanjiv Khattri	Chief Financial Officer and Director

/s/ James N. Young James N. Young	Deputy Chief Financial Officer and Principal Accounting Officer

/s/ Paul T. Bossidy Paul T. Bossidy	Director

/s/ Alvaro G. de Molina Alvaro G. de Molina	Director

/s/ Eric A. Feldstein Eric A. Feldstein	Director

/s/ Thomas Jacob Thomas Jacob	Director

/s/ Ronald J. Kravit Ronald J. Kravit	Director

/s/ Thomas C. Melzer Thomas C. Melzer	Director

/s/ David C. Walker David C. Walker	Director

/s/ Linda K. Zukauckas Linda K. Zukauckas	Director

EXHIBIT INDEX

Exhibit
No	Description

2.1	Purchase and Assumption Agreement between GMAC Bank and GMAC Automotive Bank, dated November 20, 2006. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 27, 2006.)
2.2	Equity Purchase Agreement between GMAC LLC and Residential Capital, LLC, dated November 20, 2006. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on November 27, 2006.)
3.1	Certificate of Formation of Residential Capital, LLC. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 25, 2006.)
3.2	Certificate of Conversion to Limited Liability Company of Residential Capital, LLC. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on October 25, 2006.)
3.3	Limited Liability Company Agreement of Residential Capital, LLC. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on October 25, 2006.)
3.4	Certificate of Formation of GMAC Residential Holding Company, LLC.
3.5	Limited Liability Company Agreement of GMAC Residential Holding Company, LLC.
3.6	Certificate of Formation of GMAC-RFC Holding Company, LLC.
3.7	Limited Liability Company Agreement of GMAC-RFC Holding Company, LLC.
3.8	Certificate of Formation of GMAC Mortgage, LLC.
3.9	Limited Liability Company Agreement of GMAC Mortgage, LLC.
3.10	Certificate of Formation of Residential Funding Company, LLC.
3.11	Limited Liability Company Agreement of Residential Funding Company, LLC.
3.12	Certificate of Formation of HomeComings Financial, LLC.
3.13	Limited Liability Company Agreement of HomeComings Financial, LLC.
4.1	Indenture among Residential Capital Corporation, the guarantors party thereto and Deutsche Bank Trust Company Americas, dated June 24, 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 20, 2005.)
4.2	Supplemental Indenture among Residential Capital Corporation, the guarantors party thereto and Deutsche Bank Trust Company Americas, dated June 24, 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 20, 2005.)
4.3	Second Supplemental Indenture among Residential Capital Corporation, the guarantors party thereto and Deutsche Bank Trust Company Americas, dated November 21, 2005. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 28, 2006.)
10.1	Amended and Restated Operating Agreement between GMAC LLC and Residential Capital, LLC, dated November 27, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 30, 2006.)
10.2	Subordinated Note Agreement between Residential Capital Corporation and General Motors Acceptance Corporation, dated June 24, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 2, 2005.)
10.3	Tax Allocation Agreement between Residential Capital Corporation and General Motors Acceptance Corporation, dated June 24, 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 20, 2005.)
10.4	Trademark License Agreement among Residential Capital Corporation, General Motors Corporation and General Motors Acceptance Corporation, dated June 24, 2005. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 2, 2005.)

Exhibit
No	Description

10.5	Termination Agreement terminating Trademark License Agreement between Residential Capital, LLC and GMAC LLC, dated November 30, 2006. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on November 30, 2006.)
10.6	Intellectual Property Sublicense Agreement between Residential Capital, LLC and GMAC LLC, dated November 30, 2006. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on November 30, 2006.)
10.7	Amended and Restated Services and Facilities Agreement between Residential Capital, LLC and GMAC LLC, dated November 30, 2006. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on November 30, 2006.)
10.8	Revolving Credit Facility among Residential Capital Corporation, the several lenders from time to time parties thereto and General Motors Acceptance Corporation, as Agent, dated June 24, 2005. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-126640), filed on September 2, 2005.)
10.9	Asset Purchase Agreement between Residential Funding Company, LLC, Equity Investments II, LLC and GMAC Commercial Finance LLC, dated August 27, 2007. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed on November 7, 2007.)
10.10	Credit Agreement among Residential Funding company, LLC, the several lenders from time to time parties thereto, and GMAC LLC, as agent, dated February 21, 2008
10.11	Pledge Agreement, dated as of February 21, 2008, among Residential Funding Company, LLC and GMAC LLC, as Agent (filed as Exhibit A to Exhibit 10.10)
10.12	Promissory Note, dated February 21, 2008
10.13	Performance Guarantee, dated February 21, 2008, of Residential Capital, LLC in favor of GMAC LLC, as Agent for the Lenders
12.1	Computation of Ratio of Earnings to Fixed Charges.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

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