Form 10-Q
period 2008-03-31
RESIDENTIAL CAPITAL, LLC
filed 2008-05-07
CIK 1332815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of March 31, 2008, there were outstanding 1,000 common limited liability company interests of the registrant.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

RESIDENTIAL CAPITAL, LLC

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)

ASSETS
Cash and cash equivalents	$4,154,724	$4,415,913
Mortgage loans held for sale	11,798,322	11,998,236
Trading securities	1,144,917	2,090,690
Mortgage loans held for investment, net ($3,915,336 at fair value at March 31, 2008)	34,000,965	41,330,322
Lending receivables, net	8,809,368	8,406,495
Mortgage servicing rights	4,277,979	4,702,862
Accounts receivable, net	3,511,615	3,187,913
Investments in real estate and other	1,226,513	1,629,717
Other assets	12,417,243	11,657,769

Total assets	$81,341,646	$89,419,917

LIABILITIES
Borrowings:
Borrowings from parent	$655,000	$—
Collateralized borrowings in securitization trusts ($4,298,973 at fair value at March 31, 2008)	9,368,625	16,145,741
Other borrowings	41,729,093	46,184,150

Total borrowings	51,752,718	62,329,891
Deposit liabilities	15,949,764	13,349,844
Other liabilities	6,492,546	6,370,305

Total liabilities	74,195,028	82,050,040

Minority interest	1,413,736	1,339,760

EQUITY
Member’s interest	6,767,003	6,624,344
Preferred membership interests	607,192	—
Accumulated deficit	(1,709,132)	(694,756)
Accumulated other comprehensive income	67,819	100,529

Total equity	5,732,882	6,030,117

Total liabilities, minority interest and equity	$81,341,646	$89,419,917

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands)

Revenue
Interest income	$1,216,024	$2,134,712
Automotive operating lease income	147,274	111,230

Total financing revenue	1,363,298	2,245,942
Interest expense	1,170,396	1,745,184
Depreciation expense on automotive operating lease income	87,287	65,876

Net financing revenue	105,615	434,882
Other revenue
Loss on mortgage loans, net	(747,996)	(234,637)
Servicing fees	392,072	447,177
Servicing asset valuation and hedge activities, net	409,503	(302,354)

Net servicing fees	801,575	144,823
(Loss) gain on investment securities, net	(443,820)	39,934
Real estate related revenues, net	(27,944)	131,282
Gain on extinguishment of debt	479,544	—
Loss on foreclosed real estate	(85,369)	(22,440)
Other (loss) income	(20,285)	56,974

Total other revenue	(44,295)	115,936

Total net revenue	61,320	550,818

Provision for loan losses	302,021	545,009
Non-interest expense
Compensation and benefits	261,456	333,911
Professional fees	60,833	57,986
Data processing and telecommunications	40,496	47,874
Advertising	18,188	30,420
Occupancy	28,193	34,751
Restructuring	20,214	—
Other	178,910	321,613

Total non-interest expense	608,290	826,555

Loss before income tax expense and minority interest	(848,991)	(820,746)
Income tax (benefit) expense	(28,182)	70,641

Loss before minority interest	(820,809)	(891,387)
Minority interest	38,281	19,089

Net loss	$(859,090)	$(910,476)

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three Months Ended March 31, 2008 and 2007

			(Accumulated		Accumulated
		Preferred	Deficit)		Other
	Member’s	Membership	Retained	Comprehensive	Comprehensive	Total
	Interest	Interests	Earnings	Income (Loss)	Income	Equity
	(Unaudited)
	(Dollars in thousands)

Balance at January 1, 2008	$6,624,344	$—	$(694,756)		$100,529	$6,030,117
Cumulative effect of change in accounting principles as of January 1, 2008, net of tax:
Adoption of Financial Accounting Standards Board No. 157	—	—	23,218			23,218
Adoption of Financial Accounting Standards Board No. 159	—	—	(178,504)			(178,504)
Net loss	—	—	(859,090)	$(859,090)		(859,090)
Capital contribution	142,659	607,192	—	—		749,851
Other comprehensive income, net of tax:
Unrealized loss on available for sale securities	—	—	—	(244)		(244)
Foreign currency translation adjustment	—	—	—	(29,644)		(29,644)
Unrealized loss on cash flow hedges	—	—	—	(2,822)		(2,822)

Other comprehensive loss	—	—	—	(32,710)	(32,710)	—

Comprehensive loss	—	—	—	$(891,800)		—

Balance at March 31, 2008	$6,767,003	$607,192	$(1,709,132)		$67,819	$5,732,882

Balance at January 1, 2007	$3,837,943	—	$3,651,935		$132,235	$7,622,113
Cumulative effect of change in accounting principle as of January 1, 2007, net of tax:
Adoption of Financial Accounting Standards Board Interpretation No. 48	—	—	(2,121)			(2,121)
Net loss	—	—	(910,476)	$(910,476)		(910,476)
Capital contribution	500,000	—	—	—		500,000
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	—	—	—	686		686
Foreign currency translation adjustment	—	—	—	(659)		(659)
Unrealized loss on cash flow hedges	—	—	—	(35,638)		(35,638)

Other comprehensive loss	—	—	—	(35,611)	(35,611)	—

Comprehensive loss	—	—	—	$(946,087)		—

Balance at March 31, 2007	$4,337,943	$—	$2,739,338		$96,624	$7,173,905

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(859,090)	$(910,476)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	340,808	191,553
Provision for loan losses	302,021	545,009
Loss on mortgage loans, net	747,996	234,637
Net (gain) loss on sale of other assets	(45,416)	18,634
Minority interest	38,281	19,089
Gain on extinguishment of debt	(479,544)	—
Loss (gain) on investment securities, net	443,820	(39,934)
Equity in earnings of investees in excess of cash received	(1,548)	(17,226)
Loss on valuation of mortgage servicing rights	629,584	261,982
Originations and purchases of mortgage loans held for sale	(19,598,307)	(36,227,342)
Proceeds from sales and repayments of mortgage loans held for sale	19,357,813	40,181,401
Deferred income tax	(67,591)	(8,323)
Net change in:
Trading securities	551,770	(1,260,252)
Accounts receivable	(283,799)	(206,474)
Other assets	(35,489)	661,966
Other liabilities	84,555	332,175

Net cash provided by operating activities	1,125,864	3,776,419
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in lending receivables	(416,304)	1,940,742
Originations and purchases of mortgage loans held for investment	(1,642,308)	(1,814,457)
Proceeds from sales and repayments of mortgage loans held for investment	1,737,721	5,491,524
Sales of mortgage servicing rights	174,112	—
Purchases of and advances to investments in real estate and other	(12,320)	(103,754)
Proceeds from sales of and returns of investments in real estate and other	112,883	222,676
Other, net	156,682	142,153

Net cash provided by investing activities	110,466	5,878,884

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in borrowings from parent	$655,000	$—
Net decrease in other short-term borrowings	(3,275,241)	(2,242,891)
Proceeds from issuance of collateralized borrowings in securitization trusts	—	261,531
Repayments of collateralized borrowings in securitization trusts	(994,499)	(4,795,865)
Proceeds from secured aggregation facilities, long-term	160,000	4,016,419
Repayments of secured aggregation facilities, long-term	(465,114)	(7,024,998)
Proceeds from other long-term borrowings	1,325,000	1,191,744
Repayments of other long-term borrowings	(1,342,106)	(499,248)
Payments of debt issuance costs	(9,620)	(6,297)
Capital contribution	—	500,000
Increase (decrease) in deposit liabilities	2,604,119	(484,910)

Net cash used in financing activities	(1,342,461)	(9,084,515)
Effect of foreign exchange rates on cash and cash equivalents	(155,058)	12,859

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(261,189)	583,647
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,415,913	2,018,847

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,154,724	$2,602,494

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Mortgage loans held for sale transferred to mortgage loans held for investment	$459,967	$450,058
Mortgage loans held for investment transferred to mortgage loans held for sale	1,486,664	320,887
Mortgage loans held for investment transferred to other assets	401,746	713,644
Originations of mortgage servicing rights from sold loans	370,315	441,386
Contributions of lending receivables	34,947	10,911
Capital contribution through forgiveness of unsecured borrowings in exchange for preferred membership interests	607,192	—
Capital contributions through forgiveness of unsecured borrowings	142,659	—
Decrease in mortgage loans held for investment upon initial adoption of SFAS No. 159	3,846,775	—
Decrease in collateralized borrowings upon initial adoption of SFAS No. 159	3,667,522	—
OTHER DISCLOSURES:
Proceeds from sales and repayments of mortgage loans held for investment originally designated as held for sale	587,136	1,599,539

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

Residential Capital, LLC (the Company or ResCap) is a wholly-owned subsidiary of GMAC Mortgage Group, LLC, which is a wholly-owned subsidiary of GMAC LLC (GMAC).

The condensed consolidated financial statements as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain 2007 amounts have been reclassified to conform to the 2008 presentation. Upon the adoption of FASB Staff Position Fin No. 39-1, Amendment of FASB Interpretation No. 39 (FIN No. 39-1), the Company increased December 31, 2007, Other Assets and Other Liabilities equally by approximately $1.2 billion.

The interim period consolidated financial statements, including the related notes, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the United States Securities and Exchange Commission.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. The Company’s estimates and assumptions primarily arise from risks and uncertainties associated with prepayment estimates, interest rate volatility and credit exposure. In developing the estimates and assumptions, management uses all available evidence. Because of uncertainties associated with estimating the amounts, timing and likelihood of possible outcomes, actual results could differ from the Company’s estimates. The Company’s critical accounting estimates include the allowance for loan losses, valuation of mortgage servicing rights, valuation of securitized interests that continue to be held by the Company and the valuation of certain assets and liabilities in which the Company elected to measure at fair value upon adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.

The Company actively manages the Company’s liquidity and capital position and has developed plans to address the Company’s liquidity needs, including debt maturing in 2008 and the identified risks and uncertainties. These plans include, but are not limited to the following: continue to work proactively and maintain an active dialog with all of the Company’s key credit providers to optimize all available liquidity options including negotiating credit terms, refinancing term loans and other secured facilities; potential pursuit of strategic alternatives that will improve the Company’s liquidity such as continued strategic reduction of assets and other dispositions, focused production on prime conforming products which currently provide more liquidity options, explore potential alliances and joint ventures with third-parties involving portions of the Company’s business; potential utilization of available committed unsecured lines of credit; certain asset liquidations; and explore opportunities for funding and or capital support from the Company’s parent (there can be no assurances, however, that the Company’s parent will undertake any such actions). As the Company actively manages its liquidity, asset liquidation initiatives may include, among other things, sale of retained interest in the Company’s mortgage securitizations, marketing of loans secured by time-share receivables, marketing of the Company’s United Kingdom and Continental Europe mortgage loan portfolios, and whole loan sales among other initiatives.

With respect to these plans, the Company is currently in negotiations with GMAC to provide the Company with a new 2-year $3.5 billion senior secured credit facility, which is conditioned on successfully completing the debt tender and exchange offer for the Company’s outstanding unsecured notes. However, there can be no assurances, that the Company’s parent will undertake any such actions. Additionally, the Company is seeking amendments to substantially all of its secured bilateral facilities that would extend the maturities of such facilities or

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

modify the tangible net worth covenant contained in such facilities. There are currently no substantive binding contracts, agreements or understandings with respect to any particular transaction other than those disclosed in Note 18— Subsequent Events.

The Company is highly leveraged relative to its cash flow, and its liquidity position has been declining. There is a significant risk that the Company will not be able to meet its debt service obligations, be unable to meet certain financial covenants in its credit facilities, and be in a negative liquidity position in June 2008. While successful execution cannot be assured, the Company’s management believes the plans, referenced above, are sufficient to meet its liquidity requirements over the next twelve months. If unanticipated market factors emerge and/or the Company is unable to successfully execute the Company’s plans, referenced above, it would have a material adverse effect on the Company’s business, results of operations and financial position.

  Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 141(R) — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008. SFAS No. 141(R), effective for the Company on January 1, 2009, applies to all transactions or other events in which the Company obtains control in one or more businesses. Management will assess each transaction on a case-by-case basis as they occur.

Statement of Financial Accounting Standards No. 160 — In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS No. 160), which requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management is currently assessing the retrospective impact of adoption and will assess new transactions as they occur.

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

Statement of Financial Accounting Standards No. 161 — In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161). SFAS No. 161 requires specific

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

disclosures regarding the location and amounts of derivative instruments in the financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued and for fiscal years and interim periods after November 15, 2008; however, early application is permitted. Because SFAS No. 161 impacts the disclosure and not the accounting treatment for derivative instruments and related hedged items, the adoption of SFAS No. 161 will not have an impact on the Company’s consolidated financial condition or results of operations.

2.	Change in Accounting Principle

Statement of Financial Accounting Standards No. 157 — On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 provides a definition of fair value, establishes a framework for measuring fair value under GAAP, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstance. The Company adopted SFAS No. 157 on a prospective basis. SFAS No. 157 required retrospective adoption of the recision of Emerging Issues Task Force issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF No. 02-3) and certain other guidance. The impact of adopting SFAS No. 157 and the recision of EITF No. 02-3 on January 1, 2008, resulted in an increase to beginning retained earnings through a cumulative effect of a change in accounting principle of approximately $23.2 million, related to the recognition of day-one gains on purchased mortgage servicing rights and certain residential loan commitments. Refer to Note 16 to the Condensed Consolidated Financial Statements for further detail.

Statement of Financial Accounting Standards No. 159 — On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. The Company elected to measure at fair value certain financial assets and liabilities including certain collateralized debt obligations and certain mortgage loans held for investment and debt held in financing securitization structures. The cumulative effect to beginning retained earnings was a decrease through a cumulative effect of a change in accounting principle of approximately $178.5 million on January 1, 2008. Refer to Note 16 to the Condensed Consolidated Financial Statements for further detail.

SEC Staff Accounting Bulletin No. 109 — In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (SAB No. 109). SAB No. 109 provides the SEC staff’s views on the accounting for written loan commitments recorded at fair value under GAAP, and revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments (SAB No. 105). SAB No. 109 supersedes SAB No. 105 and expresses the current view of the SEC staff that, consistent with the guidance in SFAS No. 156 and SFAS No. 159, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 109 required prospective adoption on loan commitments written on or after January 1, 2008. The prospective adoption of SAB No. 109 did not have a material impact on the Company’s consolidated financial condition or results of operations.

FASB Staff Position (FSP) FIN No. 39-1 — On January 1, 2008, The Company adopted FIN No. 39-1, Amendment of FASB Interpretation No. 39. FIN No. 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. Upon adoption of FIN No. 39-1, the Company increased December 31, 2007, Other assets and Other liabilities equally by approximately $1.2 billion.

3.	Mortgage Loans Held for Sale

Residential mortgage loans held for sale were as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)

Prime conforming	$2,916,816	$3,054,747
Prime non-conforming	4,852,569	5,376,538
Nonprime	2,604,937	2,026,078
Prime second-lien	449,253	723,369
Government	974,747	817,504

Total	$11,798,322	$11,998,236

At March 31, 2008, the Company pledged mortgage loans held for sale of $9.2 billion as collateral for certain borrowings (see Note 11).

At March 31, 2008 and December 31, 2007, the nonprime mortgage loans held for sale includes $1.9 billion of internationally held loans. In the United Kingdom and certain international jurisdictions, offering a reduced introductory rate to borrowers is customary market practice and thus the interest rate would not be considered “below market”.

During the first quarter of 2008, the Company reclassified $1.5 billion of loans categorized as held for investment to mortgage loans held for sale. The Company lacked the ability to hold these loans for the foreseeable future and intend to sell these loans in the near term. The carrying value of these loans was transferred and the loans were revalued resulting in a loss on mortgage loans of approximately $256.4 million.

4.	Trading Securities

Trading securities were as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)

Mortgage and asset-backed securities	$552,119	$905,292
U.S. Treasury securities	—	257,320
Principal-only securities	18,580	46,390
Residual interests	443,075	684,701
Interest-only securities	115,594	181,138
Other	15,549	15,849

Total	$1,144,917	$2,090,690

Net unrealized losses	$(398,045)	$(635,140)
Pledged as collateral	$341,015	$751,575

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Interests that continue to be held by the Company from off-balance sheet securitizations are retained in the form of mortgage-backed securities, residual interests, interest-only strips and principal-only strips. At March 31, 2008, trading securities totaling $753.8 million are interests that continue to be held by the Company from off-balance sheet securitizations.

5.	Mortgage Loans Held for Investment

Mortgage loans held for investment were as follows:

	March 31,		December 31,
	2008		2007
	(In thousands)

Prime conforming	$1,026,482		$1,070,890
Prime non-conforming	16,859,475		16,709,924
Nonprime	9,731,552		16,904,428
Prime second-lien	6,698,559		7,292,788
Government	169,893		184,566

Total	34,485,961	(a)	42,162,596
Less allowance for loan losses	(484,996)		(832,274)

Total, net	$34,000,965		$41,330,322

(a)	See Note 16 — Fair Value — $3.9 billion of total mortgage loans held for investment are recorded at fair value under SFAS No. 159 as of March 31, 2008.

At March 31, 2008, the unpaid principal balance of mortgage loans held for investment relating to securitization transactions accounted for as collateralized borrowings in securitization trusts and pledged as collateral totaled $15.6 billion. The investors in these on-balance sheet securitizations and the securitization trusts have no recourse to the Company’s other assets beyond the loans pledged as collateral. Additionally at March 31, 2008, the Company pledged mortgage loans held for investment of $23.0 billion as collateral for other secured borrowings and $47.9 million for obligations related to certain high loan-to-value securitizations at March 31, 2008.

At March 31, 2008, mortgage loans held for investment on nonaccrual status totaled $5.6 billion. If nonaccrual mortgage loans held for investment had performed in accordance with their original terms, the Company would have recorded additional interest income of approximately $84.6 and $128.5 million during the three months ended March 31, 2008, and 2007, respectively.

The Company mitigates some of the credit risk associated with holding certain of the mortgage loans held for investment by purchasing mortgage insurance. Mortgage loans with an unpaid principal balance of $1.0 billion at March 31, 2008 have limited protection through this insurance.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

6.	Lending Receivables

The composition of lending receivables was as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)

Construction:
Residential	$2,623,702	$2,844,647
Residential mezzanine	315,899	357,512
Resort	293,909	277,052

Total construction	3,233,510	3,479,211
Warehouse	1,780,235	1,669,583
Commercial business	3,007,248	2,614,692
Commercial real estate	1,108,511	1,031,937
Other	84,975	96,298

Total	9,214,479	8,891,721
Less allowance for loan losses	(405,111)	(485,226)

Total, net	$8,809,368	$8,406,495

At March 31, 2008, the Company pledged lending receivables of $7.9 billion as collateral for certain borrowings.

At March 31, 2008, lending receivables on nonaccrual status totaled $664.7 million. If lending receivables had performed in accordance with their original terms, the Company would have recorded additional interest income of approximately $16.7 and $29.0 million during the three months ended March 31, 2008 and 2007, respectively.

7.	Allowance for Loan Losses

The following is a summary of the activity in the allowance for loan losses for the three months ended March 31, 2008 and 2007:

	Mortgage Loans
	Held for
	Investment	Lending Receivables	Other	Total
	(In thousands)

Balance at January 1, 2008	$832,274	$485,226	$33,296	$1,350,796
Provision for loan losses	281,459	18,053	2,509	302,021
Charge-offs	(147,931)	(98,728)	(4,229)	(250,888)
Reduction to allowance due to fair value option election(a)	(488,982)	—	—	(488,982)
Recoveries	8,176	560	2,818	11,554

Balance at March 31, 2008	$484,996	$405,111	$34,394	$924,501

Balance at January 1, 2007	$1,508,361	$396,641	$25,757	$1,930,759
Provision for loan losses	364,750	177,160	3,099	545,009
Charge-offs	(228,432)	(48,522)	(2,196)	(279,150)
Recoveries	15,091	46	932	16,069

Balance at March 31, 2007	$1,659,770	$525,325	$27,592	$2,212,687

(a) See Note 16 — Fair Value — $489.0 million of allowance for loan losses was removed upon SFAS
No. 159 election.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

8.	Mortgage Servicing Rights

The Company defines its classes of servicing rights based on both the availability of market inputs and the manner in which the Company manages its risks of its servicing assets and liabilities. The Company manages its servicing rights at the legal entity level domestically and the reportable operating segment level internationally. Sufficient market inputs exist to determine the fair value of the Company’s recognized servicing assets and servicing liabilities. GMAC Bank’s mortgage servicing assets of $297 million are included in GMAC Residential Holding for presentational purposes. The following table summarizes the Company’s activity related to mortgage servicing rights carried at fair value:

	Mortgage Servicing
	Rights Managed By
		GMAC-RFC	International
	GMAC Residential	Holding	Business
	Holding	(domestic only)	Group	Eliminations	Total
	(In thousands)

Estimated fair value at January 1, 2008	$3,514,671	$1,170,665	$17,526	$—	$4,702,862
Additions obtained from sales of mortgage loans	365,717	4,302	296	—	370,315
Subtractions from sales of servicing assets	(4,138)	(169,974)	—	—	(174,112)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(308,482)	(140,237)	(5,348)	—	(454,067)
Recognized day one gains on previously purchased MSRs upon adoption of SFAS No. 157	10,552	—	—	—	10,552
Other changes in fair value	(121,253)	(54,264)	—	—	(175,517)
Other changes that affect the balance	—	(3,194)	1,140	—	(2,054)

Estimated fair value at March 31, 2008	$3,457,067	$807,298	$13,614	$—	$4,277,979

Estimated fair value at January 1, 2007	$3,752,733	$1,164,585	$12,743	$—	$4,930,061
Additions obtained from sales of mortgage loans	293,744	146,376	1,266	—	441,386
Additions from purchases of servicing assets	8,884	—	—	(8,884)	—
Subtractions from sales of servicing assets	—	(8,884)	—	8,884	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(88,393)	(15,888)	—	—	(104,281)
Other changes in fair value	(78,166)	(79,028)	(507)	—	(157,701)
Other changes that affect the balance	—	(1,844)	160	—	(1,684)

Estimated fair value at March 31, 2007	$3,888,802	$1,205,317	$13,662	$—	$5,107,781

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

The following are key assumptions used by the Company in valuing its mortgage servicing rights:

		GMAC-RFC	International
	GMAC Residential	Holding	Business
March 31, 2008	Holding	(domestic only)	Group

Weighted average prepayment speed	19.0%	28.9%	8.5%
Range of prepayment speeds	10.0-49.6%	16.4-47.0%	0.7-24.6%
Weighted average discount rate	7.5%	7.9%	24.3%
Range of discount rates	4.1-23.5%	4.9-27.7%	8.0-30.5%

		GMAC-RFC	International
	GMAC Residential	Holding	Business
March 31, 2007	Holding	(domestic only)	Group

Weighted average prepayment speed	18.0%	28.6%	8.6%
Range of prepayment speeds	16.6-43.6%	26.3-30.0%	1.0-24.7%
Weighted average discount rate	8.3%	11.0%	8.0%
Range of discount rates	8.0-13.0%	10.0-12.3%	8.0-8.0%

The key economic assumptions used by the Company in valuing its mortgage servicing rights at the date of their initial recording were as follows:

		GMAC-RFC	International
	GMAC Residential	Holding	Business
Three Months Ended March 31, 2008	Holding	(domestic only)	Group

Range of prepayment speeds (constant prepayment rate)	8.7-48.5%	20.5-42.8%	1.2-15.7%
Range of discount rates	4.4-23.6%	13.5-16.6%	24.0-24.0%

		GMAC-RFC	International
	GMAC Residential	Holding	Business
Three Months Ended March 31, 2007	Holding	(domestic only)	Group

Range of prepayment speeds (constant prepayment rate)	15.0-37.2%	10.0-35.0%	1.0-15.4%
Range of discount rates	7.9-13.1%	10.2-14.1%	8.0-8.0%

The primary risk associated with the Company’s servicing rights is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher than expected prepayments, which could reduce the value of the mortgage servicing rights. Historically, the Company economically hedges the income statement impact of these risks with both derivative and non-derivative financial instruments. These instruments include interest rate swaps, caps, and floors, options to purchase these items, futures and forward contracts, and/or purchasing or selling U.S. Treasury and principal-only securities. At March 31, 2008, the fair value of derivative financial instruments used to mitigate these risks amounted to $1.3 billion. There were no non-derivative instruments used to mitigate these risks at March 31, 2008. At March 31, 2007, the fair value of derivative financial instruments and non-derivative financial instruments used to mitigate these risks amounted to $187.8 million and $1.5 billion, respectively. The change in the fair value of the derivative financial instruments amounted to a gain of $1.0 billion for the three months ended March 31, 2008 and a loss of $40.7 million for the three months

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

ended March 31, 2007 and is included in servicing asset valuation and hedge activities, net in the Condensed Consolidated Statements of Income.

The components of servicing fees were as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)

Contractual servicing fees (net of guarantee fees and including subservicing)	$329,460	$380,148
Late fees	34,747	37,828
Ancillary fees	27,865	29,201

Total	$392,072	$447,177

At March 31, 2008, the Company had pledged mortgage servicing rights of $2.7 billion as collateral for borrowings.

9.	Investments In Real Estate and Other

Investments in real estate and other were as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)

Residential real estate:
Acquired through sale and leaseback agreements	$471,693	$636,228
Construction in progress	104,397	114,064
Real estate held for development	168,213	376,116

	744,303	1,126,408
Accumulated depreciation	(9,377)	(16,008)

Total residential real estate	734,926	1,110,400
Other investments:
Investments in partnerships	268	4,724
Investments in real estate projects	392,524	418,554
Other equity investments	98,795	96,039

Total	$1,226,513	$1,629,717

Depreciation expense related to the sale and leaseback agreements was $1.7 and $2.2 million for the three months ended March 31, 2008 and 2007, respectively.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

10.	Other Assets

Other assets were as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)

Property and equipment at cost	$722,867	$761,038
Accumulated depreciation and amortization	(519,260)	(539,586)

Net property and equipment	203,607	221,452
Automotive loans and lease financing, net	3,192,708	3,103,028
Investments in automotive operating leases, net	2,548,180	2,522,027
Available for sale securities	270,022	275,671
Repossessed, foreclosed and owned real estate	1,340,947	1,165,293
Derivative assets	2,357,485	1,733,486
Other assets	2,504,294	2,636,812

Total other assets	$12,417,243	$11,657,769

At March 31, 2008, the Company pledged other assets with a carrying value of $6.4 billion as collateral for certain borrowings.

11.	Borrowings

Borrowings were as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)

Borrowings from parent	$655,000	$—
Collateralized borrowings in securitization trusts(a)(c)	9,368,625	16,145,741
Other borrowings:
Secured aggregation facilities — short-term	7,103,596	7,588,253
Secured aggregation facilities — long-term(a)	508,824	813,938
Repurchase agreements — short-term	3,031,285	3,954,909
Repurchase agreements — long-term(a)	122	18,569
Senior unsecured notes(a)(b)(d)	13,874,057	14,550,385
Subordinated unsecured notes(a)	576,961	758,321
FHLB advances — short-term	450,000	1,050,000
FHLB advances — long-term(a)	10,315,000	10,299,000
Third-party bank credit facilities — short-term	—	50,000
Third-party bank credit facilities — long-term(a)	1,750,000	1,750,000
Debt collateralized by mortgage loans	716,197	1,782,039
Servicing advances	700,000	791,300
Other — short-term	1,958,665	2,019,264
Other — long-term(a)	744,386	758,172

Total other borrowings	41,729,093	46,184,150

Total borrowings	$51,752,718	$62,329,891

(a)	Represents borrowings with an original contractual maturity in excess of one year.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

(b)	March 31, 2008 and December 31, 2007 totals include $341.9 and $200.0 million, respectively, purchased and held by GMAC.

(c)	See Note 16 — Fair Value — $4.3 billion of collateralized borrowings are recorded at fair value under SFAS No. 159 as of March 31, 2008.

(d)	During the quarter, the credit rating on the senior unsecured notes was downgraded by certain rating agencies resulting in an increase of 50 basis points to the Company’s borrowing rates related to these notes.

Certain of these credit facilities contain a financial covenant, among other covenants, requiring the Company to maintain a minimum consolidated tangible net worth (as defined in each respective agreement) as of the end of each fiscal quarter. Under the agreements, the Company’s tangible net worth cannot fall below a base amount plus an amount equal to 25% of the Company’s net income (if positive) for the fiscal year since the closing date of the applicable agreement. As of March 31, 2008, the most restrictive provision requires a minimum tangible net worth of $5.4 billion. The Company complied with this provision as of March 31, 2008.

The following summarizes assets that are restricted, pledged or for which a security interest has been granted as collateral for the payment of certain debt obligations:

	March 31,	December 31,
	2008	2007
	(In thousands)

Cash and cash equivalents(a)	$2,193,813	$1,411,317
Mortgage loans held for sale(b)	9,185,163	10,436,521
Trading securities(a)	341,015	751,575
Mortgage loans held for investment(b)	38,599,879	39,081,151
Lending receivables(b)	7,910,717	6,372,760
Mortgage servicing rights(a)	2,699,530	2,673,771
Accounts receivable(a)	1,074,684	1,297,891
Investments in real estate and other(a)	409,845	231,561
Other assets(a)	6,376,883	7,493,311

Total assets restricted as collateral	$68,791,529	$69,749,858

Related secured debt(c)	$40,193,960	$43,982,894

(a)	Disclosed at carrying value or fair value of the underlying collateral.

(b)	Disclosed at unpaid principal balance of the underlying collateral.

(c)	Disclosed at cost, net of premium or discount and issuance costs.

GMAC Bank has entered into an advances agreement with Federal Home Loan Bank of Pittsburgh (“FHLB”). Under the agreement, as of March 31, 2008 and December 31, 2007, GMAC Bank had assets pledged and restricted as collateral totaling $30.3 and $28.4 billion under the FHLB’s existing security interest on all GMAC Bank assets, including $10.2 and $8.2 billion of automotive division assets. However, the FHLB will allow GMAC Bank to encumber any assets restricted as collateral not needed to collateralize existing FHLB advances. As of March 31, 2008 and December 31, 2007, GMAC Bank had $15.3 and $12.8 billion of assets restricted as collateral that were available to be encumbered elsewhere, including $7.2 and $7.5 billion, of which were recorded on the automotive division of the GMAC Bank and would be subject to all provisions of the Company’s operating agreement with GMAC.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

The assets that were pledged as collateral in the preceding table include assets that can be sold or repledged by the secured party. The assets that could be sold or repledged were as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)

Mortgage loans held for sale	$1,599,050	$2,365,646
Trading securities	75,495	426,194
Mortgage loans held for investment	4,062,560	3,958,384
Investments in real estate and other	80,610	8,597

Total	$5,817,715	$6,758,821

12.	Deposit Liabilities

Deposit liabilities were as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)

Non-interest bearing deposits	$1,738,102	$1,569,517
NOW and money-market checking accounts	4,007,704	3,664,168
Certificates of deposit	10,203,958	8,116,159

Total	$15,949,764	$13,349,844

At March 31, 2008 and December 31, 2007, deposit liabilities includes $8.4 and $6.3 billion of automotive division liabilities.

Non-interest bearing deposits primarily represent third-party escrows associated with the Company’s loan servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At March 31, 2008, certificates of deposit included $8.7 billion of brokered certificates of deposit.

13.	Income Taxes

The Company, including the majority of its domestic subsidiaries, are pass-through entities for U.S. tax purposes and therefore, do not provide for federal income tax. However, the LLCs do incur and provide for taxes in a few local jurisdictions within the U.S. where the LLCs are taxed as entities despite their pass-through status for Federal tax purposes. The Company’s banking and foreign businesses generally operate as corporations and continue to be subject to and provide for U.S. federal, state and/or foreign income taxes.

The consolidated effective tax rate is a benefit of 3.3% for the first quarter of 2008 versus an expense of 8.6% during the same time period in 2007. This favorable variance is primarily due to tax benefits in the International Business Group generated by pre-tax losses, partially offset by a deferred tax valuation allowance. This valuation allowance was $199.7 million and related to deferred tax assets of certain foreign operations, primarily mortgage subsidiaries in Continental Europe and Canada. The valuation allowance was established because, based on historical losses and expected future taxable net income, it was no longer more-likely-than-not that these net deferred tax assets would be realized.

With respect to FIN No. 48, Accounting for Uncertainty in Income Taxes gross unrecognized tax benefits totaled $13.4 million at March 31, 2008, an increase of $0.3 million for the quarter, due to the accrual for the

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

payment of interest and penalties. The amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is approximately $9.7 million. Related interest and penalties accrued for uncertain income tax positions are recorded in interest expense and other operating expenses, respectively. As of March 31, 2008, the Company had approximately $3.7 million accrued for the payment of interest and penalties.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2001. The Company anticipates the Internal Revenue Service examination of its U.S. income tax returns for 2001 through 2003, along with examinations by various state and local jurisdictions, will be completed by the end of 2008. Therefore, it is possible that certain tax positions may be settled, and the unrecognized tax benefits would decrease by approximately $7.6 million over the next twelve months.

14.	Derivative Instruments

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

The following table summarizes the pretax earnings impact of the ineffectiveness portion of the changes in fair value for each type of accounting hedge classification segregated by the asset or liability hedged:

			Income Statement
Three Months Ended March 31,	2008	2007	Classification
	(In millions)

Fair value hedge ineffectiveness gain (loss):
Mortgage loans held for sale	$—	$(0.7)	Gain (loss) on mortgage loans, net
Debt obligations	16.6	—	Gain (loss) on investment securities

Total	$16.6	$(0.7)

There were no net gains on fair value hedges excluded from assessment of effectiveness for the three months ended March 31, 2008 and 2007.

15.	Restructuring Charges

On October 17, 2007, the Company announced a restructuring plan that would reduce the workforce, streamline operations and revise the cost structure. In the fourth quarter of 2007, the Company incurred pretax restructuring costs of $126.6 million, of which $57.2 was paid or settled by December 31, 2007. In the first quarter of 2008, the Company incurred additional pretax restructuring costs totaling $20.2 million, primarily related to severance and related costs associated with the continuation of the workforce reduction plans in the United Kingdom and Continental Europe.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

The following table summarizes by category the Company’s restructuring charge activity for the three months ended March 31, 2008:

			Cost Paid
	Liability	Restructuring	or Otherwise	Liability
	Balance at	Charges Through	Settled Through	Balance at
	January 1, 2008	March 31, 2008	March 31, 2008	March 31, 2008
	(In thousands)

Restructuring charges:
Employee severance	$23,648	$20,228	$(14,719)	$29,157
Lease terminations and fixed asset write-offs	45,734	(14)	(6,824)	38,896

Total	$69,382	$20,214	$(21,543)	$68,053

16.	Fair Value

Fair Value Measurements (SFAS No. 157)

Effective January 1, 2008, the Company adopted SFAS No. 157, which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstance.

SFAS No. 157 nullified guidance in EITF No. 02-3. EITF No. 02-3 required the deferral of day-one gains on derivative contracts, unless the fair value of the derivative contracts were supported by quoted market prices or similar current market transactions. In accordance with EITF No. 02-3, the Company previously deferred day-one gains on purchased mortgage servicing rights and certain residential loan commitments. When SFAS No. 157 was adopted, the day-one gains previously deferred under EITF No. 02-3 were recognized as a cumulative effect adjustment that increased beginning retained earnings by approximately $23.2 million.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e. observable inputs) and the lowest priority to data lacking transparency (i.e. unobservable inputs). Additionally, SFAS No. 157 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring fair value of a liability.

SFAS No. 157 establishes a three level hierarchy to be used when measuring and disclosing fair value. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. Following is a description of the three levels.

Level 1	Inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date. Additionally, the entity must have the ability to access the active market and the quoted prices cannot be adjusted by the entity.

Level 2	Inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full term of the assets or liabilities.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Level 3	Unobservable inputs are supported by little or no market activity. The unobservable inputs represent management’s best assumptions of how market participants would price the assets and liabilities. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.

Mortgage loans held for sale — The Company originates or purchases loans in the U.S. that it intends to sell to Fannie Mae, Freddie Mac, and Ginne Mae (collectively “the Agencies”). Additionally, the Company originates or purchases loans in the U.S. and internationally that it intends to sell into the secondary markets via whole loan sale or securitization. The entire mortgage loans held for sale portfolio is accounted for at the lower of cost or market (LOCOM), as required under GAAP. Only those loans that are currently being carried at market under LOCOM are included within the Company’s non-recurring fair value measurement tables. Loans held for sale account for 39% of all assets reported at fair value at March 31, 2008.

Mortgage loans held for sale are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility (domestic only), product type, interest rate, and credit quality. Two valuation methodologies are used to determine the fair value of loans held for sale. The methodology used depends on the exit market as described below.

Loans valued using observable market prices for identical or similar assets — This includes all domestic loans that can be sold to the Agencies, which are valued predominantly by published forward agency prices. This will also include all non-agency domestic loans or international loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value), or quoted market prices for similar loans are available. As these valuations are derived from quoted market prices, the Company classifies these valuations as Level 2 in the fair value disclosures. As of March 31, 2008, 89% of the Company’s mortgage loans held for sale that are currently being carried at market under LOCOM are classified as Level 2.

Loans valued using internal models — To the extent observable market prices are not available, the Company will determine the fair value of loans held for sale using internally developed valuation models. These valuation models estimate the exit price the Company expects to receive in the loan’s principal market, which depending upon characteristics of the loan may be the whole loan or securitization market. Although the Company utilizes and gives priority to market observable inputs such as interest rates and market spreads within these models, the Company typically is required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate and validate these internal inputs, these internal inputs require the use of judgment by the Company and can have a significant impact on the determination of the loan’s fair value. Accordingly, the Company classifies these valuations as Level 3 in the fair value disclosures. As of March 31, 2008, 11% of the Company’s mortgage loans held for sale that are currently being carried at market under LOCOM are classified as Level 3.

Due to limited sales activity and periodically unobservable prices in certain of the Company’s markets, certain mortgage loans held for sale portfolios may transfer between Level 2 and Level 3 in future periods.

Trading securities — Trading securities are recorded at fair value and include retained interests in assets sold through off-balance sheet securitizations and purchased securities. The securities may be mortgage-backed or mortgage-related asset-backed securities (including senior and subordinated interests), interest-only, principal-only, or residual interests and may be investment grade, non-investment grade or unrated securities. The Company bases its valuation of trading securities on observable market prices when available; however, observable market prices are not available for a significant portion of these assets due to illiquidity in the markets. When observable prices are not available, the Company primarily bases valuations on internally developed discounted cash flow

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

models that use a market-based discount rate. The valuation considers recent market transactions, experience with similar securities, current business conditions and analysis of the underlying collateral, as available. In order to estimate cash flows, the Company utilizes various significant assumptions, including market observable inputs such as forward interest rates, as well as internally developed inputs such as prepayment speeds, delinquency levels, and credit losses. Accordingly, the Company classified 89% of the trading securities reported at fair value as Level 3 at March 31, 2008. Trading securities account for 5% of all assets reported at fair value at March 31, 2008.

Mortgage loans held for investment — Under SFAS No. 159, the Company elected the fair value option for certain mortgage loans held for investment, these loans serve as collateral for the Company’s on-balance sheet securitization debt as of January 1, 2008 in which the Company estimated that credit reserves pertaining to securitized assets could or already had exceeded the Company’s economic exposure. The remaining held for investment loans held by the Company are reported on the balance sheet at their principal amount outstanding, net of charge-offs, allowance for loan losses, and net deferred loan fees.

Mortgage loans held for investment used as collateral for securitization debt have been legally isolated from the Company and are beyond the reach of the Company’s creditors. These loans are measured at fair value by the Company using a portfolio approach or an in-use premise. The objective in fair valuing these loans and related securitization debt is to properly account for the Company’s retained economic interest in the securitizations. As a result of reduced liquidity in capital markets, values of both these held for investment loans and the securitized bonds are expected to be volatile.

As a result of the Company’s use of significant unobservable inputs in this fair value measurement and accordingly classify these loans as Level 3. These loans account for 18% of all assets reported at fair value at March 31, 2008.

Mortgage servicing rights (MSRs) — The Company typically will retain MSRs when it sells assets into the secondary market. MSRs do not trade in an active market with observable prices. Therefore, the Company uses internally developed discounted cash flow models to estimate the fair value of MSRs and classifies all MSRs as Level 3. These internal valuation models estimate net cash flows based on internal operating assumptions that the Company believes would be used by market participants, combined with market-based assumptions for loan prepayment rates, interest rates and discount rates that management believes approximate yields required by investors in this asset. Cash flows primarily include servicing fees, float income and late fees, in each case less operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread derived discount rate. All MSRs are classified as Level 3 at March 31, 2008. MSRs account for 19% of all assets reported at fair value at March 31, 2008.

Derivative instruments — The Company enters into a variety of derivative financial instruments as part of its hedging strategies. Certain of these derivatives are exchange traded, such as Eurodollar futures, or traded within highly active dealer markets, such as agency to-be-announced securities. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract and therefore these contracts are classified as Level 1. The Company classified 10% of the derivative assets and 73% of the derivative liabilities reported at fair value as Level 1 at March 31, 2008.

The Company also executes over-the-counter derivative contracts, such as interest rate swaps, floors, caps, corridors, and swaptions. The Company utilizes third-party developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract are entered into the model, as well as market observable inputs such as interest rate forward curves and interpolated volatility assumptions. As all significant inputs into these models are market observable, these over-the-counter derivative contracts are classified as Level 2. The Company classified 87% of the derivative assets and 11% of the derivative liabilities reported at fair value as Level 2 at March 31, 2008.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

The Company holds certain derivative contracts that are structured specifically to meet a particular hedging objective. These derivative contracts often are utilized to hedge risks inherent within certain of the Company’s on balance sheet securitizations. In order to hedge risks on particular bond classes or deal collateral, the derivative’s notional often is indexed to the hedged item. As a result, the Company typically is required to use internally developed prepayment assumptions as an input into the model, in order to forecast future notional amounts on these structured derivative contracts. Accordingly, these derivative contracts are classified as Level 3. The Company classified 3% of the derivative assets and 16% of the derivative liabilities reported at fair value as Level 3 at March 31, 2008.

Repossessed, foreclosed and owned assets (other real estate owned) — Through the normal course of business, the Company may foreclose upon real estate assets to the extent borrowers default under the terms of their agreements with the Company. Under GAAP, these foreclosed properties are required to be carried on the balance sheet at the lower of cost or fair value less costs to sell. Only those assets that are being carried at fair value less costs to sell are included in the fair value disclosures. These foreclosed properties are carried within other assets on the Company’s condensed consolidated balance sheets.

The Company determines the fair value of the repossessed, foreclosed and owned properties on a periodic basis. Properties that are valued based upon independent third-party appraisers less costs to sell are classified as Level 2. When third-party appraisals aren’t obtained, valuations are typically obtained from a third party broker price opinion, but depending upon the circumstances, the property list price or other sales price information may be used in lieu of a broker price opinion. The Company typically adjusts a broker price opinion, or other price source as appropriate, downward in order to take into account damage and other factors that typically cause the actual liquidation value of foreclosed properties to be less than broker price opinion or other price source. This valuation adjustment is based upon the Company’s historical experience and is necessary to ensure the valuation ascribed to these assets takes into account the unique factors and circumstances surrounding a foreclosed asset. As a result of the Company applying an internally developed adjustment to the third-party provided valuation of the foreclosed property, these assets are classified as Level 3 in the fair value disclosures. As of March 31, 2008, 38% and 62% of the Company’s other real estate owned that are being carried at fair value less costs to sell are classified as Level 2 and Level 3, respectively.

On-balance sheet securitization debt — Under SFAS No. 159, the Company elected the fair value option for certain held for investment loans and securitization debt contained in a portion of its on-balance sheet securitizations. In particular, the Company elected the fair value option on securitization debt issued by its domestic on-balance sheet securitization vehicles as of January 1, 2008 in which the Company estimated that credit reserves pertaining to securitized assets could or already had exceeded the Company’s economic exposure. A complete description of the securitizations is provided in the On-balance sheet securitizations section later in this Note. The objective in measuring these loans and related securitization bonds at fair value is to approximate the Company’s retained economic interest and economic exposure to the collateral securing the securitization debt. The remaining on-balance sheet securitization debt is reported on the balance sheet at cost, net of premium or discounts and issuance costs.

The Company values securitization debt that was elected pursuant to the fair value option as well as any economically retained positions, using market observable prices whenever possible. The securitization debt is principally in the form of asset backed and mortgage backed securities collateralized by the underlying mortgage loans held for investment. Due to the attributes of the underlying collateral and current capital market conditions observable prices for these instruments are typically not available in active markets. In these situations, the Company considers observed transactions as Level 2 inputs in its discounted cash flow models. Additionally, the Company’s discounted cash flow models utilize other market observable inputs such as interest rates, and internally derived inputs such as prepayment speeds, credit losses, and discount rates. As a result of the reliance on significant

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

assumptions and estimates for model inputs, fair value option elected financing securitization debt is classified as Level 3. On-balance sheet securitization debt accounts for 78% of all liabilities reported at fair value at March 31, 2008. As a result of reduced liquidity in capital markets, values of both held for investment loans and the securitized bonds are expected to be volatile.

Collateralized Debt Obligations (CDOs) — The Company elected the fair value option for certain CDOs. A complete description of the CDOs is given in Collateralized Debt Obligations later in this Note. These CDOs are collateralized by trading securities, which are already carried at fair value. Due to greater availability of market information on the CDO collateral, the Company derives the fair value of the CDO debt using the CDO collateral fair value and adjusting accordingly for any retained economic positions. While certain of the CDO collateral may utilize market observable prices for valuation purposes, the majority of the CDO collateral is valued using valuation models that utilize significant internal inputs. Further, the retained economic positions also use valuation models that utilize significant internal inputs. As a result, the fair value option elected CDO debt is classified as Level 3. CDOs account for 6% of all liabilities reported at fair value at March 31, 2008.

The following table displays the assets and liabilities measured at fair value on a recurring basis, including financial instruments elected for the fair value option under SFAS No. 159. The Company often economically hedges the fair value change of its assets or liabilities with derivatives and other financial instruments. The table below displays the hedges separately from the hedged items, and therefore does not directly display the impact of the Company’s risk management activities.

	Recurring Fair Value Measurements
	At March 31, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets
Trading securities	$2,469	$123,711	$1,018,737	$1,144,917
Mortgage loans held for investment(1)	—	—	3,915,336	3,915,336
Mortgage servicing rights	—	—	4,277,979	4,277,979
Other assets:
Derivative assets	240,874	2,035,460	81,151	2,357,485
Other	120,996	145,625	3,401	270,022

Total assets	$364,339	$2,304,796	$9,296,604	$11,965,739

Liabilities
Collateralized borrowings:
On-balance sheet securitization debt(1)	$—	$—	$(3,995,850)	$(3,995,850)
Collateralized debt obligations(1)	—	—	(303,123)	(303,123)
Other liabilities:
Derivative liabilities	(582,673)	(89,904)	(125,712)	(798,289)
Other	(10,901)	—	—	(10,901)

Total liabilities	$(593,574)	$(89,904)	$(4,424,685)	$(5,108,163)

(1)	These items are carried at fair value due to fair value option election under SFAS No. 159.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

The table below presents a reconciliation for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis. The Level 3 items presented below may be hedged by derivatives and other financial instruments that are classified as Level 1 or Level 2. Thus, the table below does not fully reflect the impact of the Company’s risk management activities.

	Level 3 Recurring Fair Value Measurements
	Three Months Ended March 31, 2008
									Change in Net
									Unrealized
									Gains
									(Losses)
									Included
									in Net
						Purchases,			Income on
		Total Gains/Losses Included in				Sales,			Portfolio
	Fair Value -			Other		Issuances	Transfers	Fair Value-	Still Held at
	January 1,	Net		Comprehensive		and	In/Out of	March 31,	March 31,
	2008	Income(b)		Income		Settlements	Level 3	2008	2008
				(In thousands)

Assets
Trading securities	$1,642,169	$(396,753	)(c)	$—		$(226,679)	$—	$1,018,737	$(494,182)
Mortgage loans held for investment(a)	6,683,649	(2,003,331	)(d)	—		(764,982)	—	3,915,336	(2,274,130)
Mortgage servicing rights	4,713,414	(645,703	)(e)	—		210,268	—	4,277,979	(629,653)
Other assets:
Other	3,558	—		(399	)(f)	242	—	3,401	—

Total assets	$13,042,790	$(3,045,787)		$(399)		$(781,151)	$—	$9,215,453	$(3,397,965)

Liabilities
Collateralized borrowings:
On-balance sheet securitization debt(a)	$(6,734,448)	$2,033,280	(d)	$—		$705,318	$—	$(3,995,850)	$2,149,277
Collateralized debt obligations(a)	(351,226)	21,238	(c)	—		26,865	—	(303,123)	(58,745)
Other liabilities:
Derivative liabilities, net	(39,064)	(41,323	)(c)	—		35,826	—	(44,561)	17,698

Total liabilities	$(7,124,738)	$2,013,195		$—		$768,009	$—	$(4,343,534)	$2,108,230

(a)	Carried at fair value due to fair value option election under SFAS No. 159.

(b)	Net income is inclusive of both realized and change in unrealized gains and losses as well as interest related to the underlying asset or liability.

(c)	Fair value adjustment reported in (loss) gain on investment securities, net. Accretion income reported in interest income.

(d)	Fair value adjustment reported in other (loss) income and related interest on loans and debt reported in interest income and interest expense, respectively.

(e)	Reported in servicing asset valuation and hedge activities, net.

(f)	Change in unrealized gains (losses) in available-for-sale securities recorded in equity.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

The Company may be required to measure certain assets or liabilities at fair value from time-to-time. These periodic fair value measures typically result from application of LOCOM or certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under SFAS No. 157.

The table below presents the items which the Company measures at fair value on a nonrecurring basis. For mortgage loans held for sale and other real estate owned, the lower of cost or market is the most relevant indicator of the impact on earnings of measuring those specific items to fair value. For lending receivables, the credit allowance which is measured using the fair value of the collateral that secures the related lending receivable is the most relevant indicator. The carrying values of those items are inclusive of the respective valuation or credit allowance. For impairments on model home portfolio, changes to the income statement are the most relevant indicator of the impact on earnings of measuring that specific item to fair value. The YTD loss is shown below for that item.

	Non Recurring Fair Value Measures				LOCOM or
	As of March 31, 2008				Credit	YTD
	Level 1	Level 2	Level 3	Total	Allowance	Loss
			(In thousands)

Mortgage loans held for sale(1)	$—	$7,784,338	$1,031,971	$8,816,309	$(1,347,511)
Lending receivables(2)	—	238,134	31,070	269,204	(240,798)
Other assets:
Other real estate owned(3)	—	382,080	624,343	1,006,423	(166,986)
Model home portfolio(4)	—	280,385	—	280,385		$(2,721)

Total assets	$—	$8,684,937	$1,687,384	$10,372,321	$(1,755,295)	$(2,721)

(1)	Mortgage loans held for sale are required to be measured at LOCOM in accordance with SFAS No. 65 Accounting for Certain Mortgage Banking Activities. Only mortgage loans with fair values below cost are included in the table above. The related valuation allowance represents the cumulative adjustment to fair value of those specific mortgage loans.

(2)	The carrying value for lending receivables includes only those lending receivables that have a specific reserve established using the fair value of the underlying collateral. The related credit allowance represents the cumulative adjustment to fair value of those specific lending receivables.

(3)	The allowance provided for other real estate owned represents any cumulative valuation adjustments recognized to adjust those respective repossessed, foreclosed and owned properties to fair value less costs to sell.

(4)	The model home portfolio held by the Business Capital Group is accounted for as required by SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. The YTD loss represents adjustments to fair value of that portfolio based on actual sales over the last three months.

Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159)

Effective January 1, 2008, the Company adopted SFAS No. 159, which permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value.

The Company elected to measure at fair value certain financial assets and liabilities held by ResCap including certain collateralized debt obligations and certain mortgage loans held for investment and related debt held in financing securitization structures that existed as of adoption. The Company’s intent in electing fair value for these

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

items was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities as described in the paragraphs following the table below. The cumulative effect to retained earnings for these fair value elections was a decrease of $178.5 million on January 1, 2008.

The following table represents the carrying value of the affected instruments before and after the changes in accounting related to the adoption of SFAS No. 159.

		Cumulative
		Effect
		Adjustment to
		January 1, 2008
	January 1, 2008	Retained	January 1, 2008
	Carrying Value	Earnings–	Fair Value After
	Prior to Adoption	Gain (Loss)	Adoption
		(In thousands)

Assets
Mortgage loans held for investment(1)	$10,530,424	$(3,846,775)	$6,683,649
Liabilities
Collateralized borrowings:
On-balance sheet securitization debt	(10,367,144)	3,632,696	(6,734,448)
Collateralized debt obligations	(386,052)	34,826	(351,226)

Pretax cumulative effect of adopting SFAS No. 159		$(179,253)

After-tax cumulative effect of adopting SFAS No. 159		$(178,504)

(1)	Includes the removal from the balance sheet of the $489.0 million of allowance for loan losses.

On-balance sheet securitizations

In prior years, the Company executed certain domestic securitizations that did not meet sale criteria under SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125 (SFAS No. 140). As part of these domestic on-balance sheet securitizations, the Company typically retained the economic residual interest in the securitization. The economic residual entitles the Company to excess cash flows that remain at each distribution date, after absorbing any credit losses in the securitization. Because sale treatment was not achieved under SFAS No. 140, the mortgage loan collateral remained on the Company’s balance sheet and was classified as mortgage loans held for investment, the securitization’s debt was recorded as collateralized borrowings in securitization trusts. After execution of the securitizations, the Company was required under GAAP to continue recording an allowance for loan losses on the mortgage loans held for investment.

As a result of market conditions and deteriorating credit performance on certain of the Company’s loan products during 2007, the Company’s economic exposure on certain of these domestic on-balance sheet securitizations was reduced to zero or approximating zero, thus indicating the Company expected minimal to no future cash flows to be received on the economic residual. While the Company no longer was economically exposed to credit losses in the securitizations, the Company was required to continue recording additional allowance for loan losses on the securitization collateral as credit performance deteriorated. Further in accordance with GAAP, the Company did not record any offsetting reduction in the securitization’s debt balances, even though any nonperformance of the assets will ultimately pass through as a reduction of amount owed to the debtholders,

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

once they are contractually extinguished. As a result, the Company was required to record accounting losses beyond its economic exposure.

In order to mitigate this divergence between accounting losses and economic exposure, the Company elected the fair value option for a portion of the domestic on-balance sheet securitizations on January 1, 2008. In particular, the Company elected the fair value option for those domestic on-balance sheet securitization vehicles in which the Company estimated that the credit reserves pertaining to securitized assets could or already had exceeded the Company’s economic exposure. The fair value option election was made at a securitization level and thus the election was made for both the mortgage loans held for investment and the related portion of on-balance sheet securitized debt for these particular securitizations.

As part of the cumulative effect of adopting SFAS No. 159, the Company removed various items that were previously included in the carrying value of the respective loans held for investment and on-balance sheet securitization debt. The Company removed $489.0 million of allowance for loan losses and other net deferred and upfront costs included in the carrying value of the fair value elected loans and debt. The removal of these items, as well as the adjustment required in order to have the item’s carrying value equal fair value at January 1, 2008, resulted in a $3.8 billion decrease recorded to beginning retained earnings for the fair value elected loans held for investment, offset by a $3.6 billion gain related to the elected on-balance sheet securitized debt. The impact of these fair value option elections increased the Company’s deferred tax asset by $0.7 million.

Subsequent to the fair value election for loans held for investment, the Company continues to carry the fair value of these loans within loans held for investment on the balance sheet. The Company no longer records allowance for loan losses on these loans and amortization of net deferred costs/fees no longer occurs, because the deferred amounts were removed as part of the cumulative effect of adopting SFAS No. 159. The Company’s policy is to separately record interest income on these fair value elected loans unless they are placed on nonaccrual status when they are 60 days past due; these amounts continue be classified within interest income on the income statement. The fair value adjustment recorded for the loans held for investment is classified within other (loss) income on the income statement.

Subsequent to the fair value election for the respective on-balance sheet securitization debt, the Company no longer amortizes upfront deal costs on the fair value elected on-balance sheet securitization debt, since these deferred amounts were removed as part of the cumulative effect of adopting SFAS No. 159. These debt balances continue to be recorded within collateralized borrowings in securitization trusts on the balance sheet. The Company’s policy is to separately record interest expense on the fair value elected securitization debt, which continues to be classified within interest expense on the income statement. The fair value adjustment recorded for this debt is classified within other (loss) income on the income statement.

Collateralized Debt Obligations

The Company executed two collateralized debt obligation securitizations in 2004 and 2005, named CDO I and CDO II respectively (collectively the “CDOs”). Similar to the on-balance sheet securitizations discussed above, the Company retained certain economic interests in these CDOs which entitled the Company to excess cash flows that remain at each distribution date, after absorbing any credit losses in the CDOs. These CDOs were required to be consolidated under FIN No. 46R — Consolidation of Variable Interest Entities, thus the Company carries the CDO collateral on the balance sheet. The Company classifies this collateral as trading securities under SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities and therefore carries the collateral on the balance sheet at fair value each period, with revaluation adjustments recorded through current period earnings. The Company was required to carry the CDO debt issued to third parties on their balance sheet and classified this as collateralized borrowings in securitization trusts; this debt was carried at amortized cost.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Similar to the on-balance sheet securitizations discussed above, the Company experienced significant devaluation in its retained economic interests in the on balance sheet CDO transactions during 2007. The devaluation of retained economic interests was primarily the result of cash flows being contractually diverted away from the Company’s retained interests to build cash reserves as a direct result of certain failed deal triggers, as well as significant market illiquidity in the CDO market. While the Company’s economic exposure was reduced to approximately zero as evidenced by its retained economic interest values, the Company continued writing down the CDO collateral with no offsetting reduction in the associated CDO debt balances. Thus, prior to fair value option election, the Company was recording accounting losses beyond its economic exposure. In order to mitigate this divergence between accounting losses and economic exposure, the Company elected the fair value option for the debt balances recorded for the CDOs on January 1, 2008.

As part of the cumulative effect of adopting SFAS No. 159, the Company removed deferred upfront securitization costs related to the CDOs. The removal of the deferred costs, as well as the adjustment required in order to have the item’s carrying value equal fair value at January 1, 2008, resulted in a net cumulative effect adjustment recorded to beginning retained earnings of $35 million. The impact of these fair value option elections did not have a material impact on the Company’s deferred tax balances.

Subsequent to the fair value option election for the CDO debt, the Company no longer amortizes upfront securitization costs for these transactions, as these amounts were removed as part of the cumulative effect of adopting SFAS No. 159. The fair value elected CDO debt balances continue to be carried within collateralized borrowings in securitization trusts on the balance sheet. The Company’s policy is to separately record interest expense on the CDO debt, which continues to be classified within interest expense on the income statement. The fair value adjustment recorded for the CDO debt is classified within gain (loss) on investment securities, net on the income statement.

The table below displays the Company’s fair value option elections and information regarding the amounts recorded within earnings for each fair value option elected item.

	Changes in Fair Value Included in the Condensed Consolidated Income Statement
	Three Months Ended March 31, 2008
						Change in
					Total	Fair Value
				Gain on	Included	Due to
	Interest	Interest	Other	Investment	in Net	Credit
	Income	Expense	(Loss) Income	Securities, Net	Income	Risk
			(In thousands)

Loans held for investment	$198,480	$—	$(2,201,811)	$—	$(2,003,331)	$(17,901	)(1)
Collateralized borrowings:
On-balance sheet securitization debt	—	(114,416)	2,147,696	—	2,033,280	(21,651	)(2)
Collateralized debt obligations	—	—	—	21,292	21,292	—	(3)

Total					$51,241

(1)	The credit impact for mortgage loans held for investment was quantified by applying internal credit loss assumptions to cash flow models.

(2)	The credit impact for on-balance sheet securitization debt is assumed to be zero until the Company’s economic interests in a particular securitization is reduced to zero, at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value change due to credit. The Company also monitors credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

(3)	The credit impact for collateralized debt obligations is assumed to be zero until the Company’s economic interests in the securitization is reduced to zero, at which point the losses projected on the underlying collateral will be expected to be passed through to the securitization’s bonds. The Company also monitors credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Interest income on mortgage loans held for investment is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the days interest due. Interest expense on the on-balance sheet securitizations is measured by multiplying the bond principal by the coupon rate and days interest due to the investor.

Below is a table that provides the aggregate fair value and the aggregate unpaid principal balance for the Company’s fair value option elected loans and long-term debt instruments:

	As of March 31, 2008
			Difference between
			Fair Value and Unpaid
	Fair Value	Unpaid Principal Balance	Principal Balance
		(In thousands)

Mortgage loans held for investment:
Total loans	$3,915,336	$10,379,033	$(6,463,697)
Loans 90+ days past due		1,399,361
Nonaccrual loans		1,852,263
Collateralized borrowings:
On-balance sheet securitizations	(3,995,850)	(9,791,300)	5,795,450
Collateralized debt obligations	(303,123)	(361,868)	58,745

The Company measured fair value of the mortgage loans held for investment using a portfolio approach or an in-use premise. By utilizing exit prices at a pool level, this approach does not allow the Company to reliably estimate the fair value of 90+ and nonaccrual loans and, therefore, the fair value of those items is not included in the table above. Unpaid principal balances are given to allow assessment of the materiality of 90+ and nonaccrual loans relative to total loans. In the table above, 90+ loans are included in nonaccrual loans which are included in total loans.

17.	Related Party Transactions

In the first quarter of 2008, GMAC continued its open market repurchase (OMR) program, initiated during the fourth quarter of 2007 to repurchase a portion of the Company’s outstanding debt. During the three months ended March 31, 2008, GMAC purchased the Company’s outstanding debt with a carrying value of approximately $1.3 billion. Subsequently, GMAC made a capital injection to the Company in the form of the forgiveness of $1.2 billion of the Company debt. Accordingly, the Company recorded a capital contribution for GMAC’s purchase price of $749.9 million and a gain on extinguishment of debt for the difference between the carrying value and GMAC’s purchase price of $479.5 million. $607.2 million of the $749.9 capital contribution are non-cumulative, non-participation perpetual preferred membership interests (Preferred Membership Interests) and are recorded in the equity section of the Company’s balance sheet.

The Preferred Membership Interests rank senior in right of payment to the Company’s common membership interests with respect to distributions and payments on liquidation or dissolution of the Company. The Preferred Membership Interests pay quarterly distributions at the rate of 13% of the liquidation preference (the “Preferred Distribution”) when, as and if authorized by the Company’s Board of Directors. The Company may not pay distributions on its common membership interests if any Preferred Distributions have not been paid, or sufficient funds have not been set aside for such payment, for the then-current quarterly period. Preferred Distributions are not cumulative. The Company is currently prohibited by the Operating Agreement between it and GMAC from paying distributions on any of its membership interests. The Preferred Membership Interests is redeemable at the Company’s option on any Preferred Distribution payment date if approved by the Company’s Board of Directors, including a majority of the independent directors, in whole or in part for 100% of its liquidation preference plus any authorized but unpaid dividends on the Preferred Membership Interests being redeemed. The Preferred

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Membership Interests are exchangeable at GMAC’s option on a unit-for-unit basis into preferred membership interests (the “IB Preferred”) in IB Finance Holding Company, LLC (“IB Finance”) at any time after January 1, 2009, so long as neither the Company nor any of its significant subsidiaries was the subject of any bankruptcy proceeding on or before that date. The Preferred Membership Interests have no voting rights, except as required by law, and are not transferable by GMAC to any party other than a wholly-owned affiliate of GMAC without the consent of the Company’s Board of Directors, including a majority of the independent directors.

As of March 31, 2008, $342 million of the Company’s debt held by GMAC remains on the Company’s Balance Sheet as a payable to affiliate in other borrowings as part of Senior unsecured notes, (See Note 11).

On February 21, 2008, Residential Funding Company, LLC (“RFC”), a subsidiary of the Company, entered into a secured Credit Agreement with GMAC, as a lender and as agent, to provide RFC with a revolving credit facility with a principal amount of up to $750.0 million. To secure the obligations of RFC under the Credit Agreement, RFC has pledged as collateral under a Pledge Agreement, among other things, its membership interest in RFC Resort Funding, LLC, a wholly-owned special purpose subsidiary of RFC, certain loans made by RFC to resort developers secured by time-share loans or agreements to purchase timeshares and certain loans made by RFC to resort developers to fund construction of resorts and resort-related facilities and all collections with respect to the pledged loans. In the first quarter of 2008, RFC borrowed $655.0 million under the Credit Agreement maturing on August 21, 2009.

The Company incurred interest expense of $4.4 and $0.0 million for the three months ended March 31, 2008 and 2007, respectively, related to borrowings from GMAC.

The Company provides working capital funding and construction lending financing for affiliates of an equity method investee. The affiliates of the investees had an outstanding working capital balance of $5.0 million at March 31, 2008 and 2007. The Company recognized interest income of $0.2 and $0.1 million for the three months ended March 31, 2008 and 2007, respectively, on these balances. The affiliates of the investees had outstanding construction lending receivable balances of $1.9 million at March 31, 2008 and 2007. The Company recognized interest income on these receivables of $0.0 and $0.1 million for the three months ended March 31, 2008, and 2007, respectively.

The Company provides warehouse funding to other equity method investees. Outstanding warehouse lending balances for the investees were $143.7 and $70.8 million as of March 31, 2008 and 2007, respectively. The Company recognized interest income on these receivables of $2.3 and $1.7 million for the three months ended March 31, 2008 and 2007, respectively. The Company purchased $17.0 and $15.7 million of loans at market prices from the investees during the first three months of 2008 and 2007, respectively.

The Company provides global relocation services to GM and GMAC for certain relocations of their employees. The Company recorded income of $2.6 and $2.0 million for such services in the three months ended March 31, 2008 and 2007, respectively. In addition, GM and GMAC incurred mortgage-related fees for certain of their employees resulting in income of $0.5 and $0.7 million for the three months ended March 31, 2008 and 2007, respectively.

GMAC and the Company provided each other with certain services for which a management fee was charged. The Company had net, GMAC management fees expense of $4.9 and $13.3 million for the three months ended March 31, 2008 and 2007, respectively. In addition, the Company received $0.0 and $3.6 million from GMAC for certain services related to risk management activities for the three months ended March 31, 2008 and 2007, respectively.

The Company had short-term payables of $2.6 million and receivables of $11.0 million from unconsolidated affiliates included within accounts receivable at March 31, 2008 and 2007, respectively. The Company recognized

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

interest income of $0.0 and $6.6 million for the three months ended March 31, 2008 and 2007, respectively, for a lending receivable from an affiliate of FIM Holdings LLC, which has been reduced to $0.0 million as of March 31, 2008.

During the three months ended March 31, 2007, the Company received net cash payments totaling $249.2 million, from GMAC for settlement of its intercompany tax receivable from GM that related to the Company’s estimated federal and state tax liabilities for the period ended November 30, 2006.

GMAC Bank’s deposit liabilities included a deposit from GMAC of $401.3 and $296.5 million at March 31, 2008 and 2007, respectively. The Company incurred interest expense of $5.0 and $3.3 million for the three months ended March 31, 2008 and 2007, respectively, on these deposits.

18.	Subsequent Events

As previously announced, the Company and its parent, GMAC, are investigating various strategic alternatives related to all aspects of ResCap’s business, including extensions and replacements of existing secured borrowing facilities, and establishing additional sources of secured funding for the Company’s operations.

On April 18, 2008, Residential Funding Company, LLC (“RFC”) and GMAC Mortgage, LLC (“GMAC Mortgage”), both subsidiaries of the Company, entered into a Loan and Security Agreement with GMAC, as lender, to provide RFC and GMAC Mortgage with a revolving credit facility with a principal amount of up to $750.0 million. To secure the obligations of RFC and GMAC Mortgage under the Loan and Security Agreement, RFC and GMAC Mortgage have pledged as collateral, their servicing rights and related contractual rights under certain pooling and servicing agreements and loan servicing agreements with respect to pools of first- and second-lien mortgage loans and home equity lines of credit. On April 18, 2008, RFC and GMAC Mortgage borrowed $468.0 million collectively under the Loan and Security Agreement.

The Company, on May 5, 2008, has launched a debt tender and exchange offers, as previously announced, for its outstanding unsecured notes to improve the Company’s financial flexibility by extending the maturities of such indebtedness and reducing the overall indebtedness. The Company is offering eligible holders of ResCap notes that mature in 2008 and 2009, as well as holders of ResCap notes that mature in 2010 through 2015, the ability to exchange such notes for one of two newly-issued series of notes of ResCap. Holders of ResCap’s floating rate notes maturing on June 9, 2008 have the ability to tender such notes for cash. In addition, eligible holders participating in the exchange offers may elect to receive cash in lieu of new notes that they would otherwise receive pursuant to a “Modified Dutch Auction” process. Newly issued notes would be secured by a second or third priority lien on the assets that would secure the proposed senior secured credit facility with GMAC.

The Company is in negotiations with GMAC to provide a new $3.5 billion senior secured credit facility, which would be used to fund the cash required for the previously announced offers, to repay the term loan maturing in July 2008 and to replace the Company’s $875.0 million 364-day revolving bank credit facility and its $875.0 million 3-year revolving bank credit facility. Such facility would be secured by a first priority lien in substantially all of the Company’s existing and after-acquired unencumbered assets remaining available to be pledged as collateral.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

19.	Segment Information

Financial results for the Company’s reportable operating segments were as follows:

	Residential	Business	International	Corporate
	Finance	Capital	Business	and
Three Months Ended March 31,	Group	Group	Group	Other	Eliminations	Consolidated
	(In thousands)

2008
Net financing revenue	$64,304	$(12,718)	$(14,927)	$68,956	$—	$105,615
Other revenue	402,666	(87,600)	(810,519)	451,158	—	(44,295)

Total net revenue	466,970	(100,318)	(825,446)	520,114	—	61,320
Provision for loan losses	(256,737)	(2,949)	(39,630)	(2,705)	—	(302,021)
Total non-interest expense	(420,090)	(20,763)	(131,643)	(35,794)	—	(608,290)

(Loss) gain before income tax expense and minority interest	(209,857)	(124,030)	(996,719)	481,615	—	(848,991)
Income tax expense (benefit)	16,972	(151)	(61,090)	16,087	—	(28,182)

(Loss) gain before minority interest	(226,829)	(123,879)	(935,629)	465,528	—	(820,809)
Minority interest	—	—	—	38,281	—	38,281

Net (loss) gain	$(226,829)	$(123,879)	$(935,629)	$427,247	$—	$(859,090)

Total assets	$49,011,882	$5,214,349	$18,464,916	$29,775,454	$(21,124,955)	$81,341,646

Net interest income (expense) from other segments	$(158,725)	$(56,058)	$(90,987)	$305,770	$—	$—

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

	Residential	Business	International	Corporate
	Finance	Capital	Business	and
Three Months Ended March 31,	Group	Group	Group	Other	Eliminations	Consolidated
	(In thousands)

2007
Net financing revenue	$327,625	$34,565	$32,488	$40,204	$—	$434,882
Other revenue	(88,725)	60,733	142,481	1,447	—	115,936

Total net revenue	238,900	95,298	174,969	41,651	—	550,818
Provision for loan losses	(511,433)	(24,698)	(5,752)	(3,126)	—	(545,009)
Total non-interest expense	(701,300)	(18,828)	(91,215)	(15,212)	—	(826,555)

(Loss) income before income tax expense and minority interest	(973,833)	51,772	78,002	23,313	—	(820,746)
Income tax expense	25,932	259	32,982	11,468	—	70,641

(Loss) income before minority interest	(999,765)	51,513	45,020	11,845	—	(891,387)
Minority interest	—	—	—	19,089	—	19,089

Net (Loss) income	$(999,765)	$51,513	$45,020	$(7,244)	$—	$(910,476)

Total assets	$104,657,977	$7,470,646	$12,086,795	$27,912,514	$(21,509,404)	$130,618,528

Net interest income (expense) from other segments	$(141,295)	$(72,064)	$(25,993)	$239,352	$—	$—

20.	Regulatory Matters

Certain subsidiaries of the Company associated with the Company’s mortgage and real estate operations are required to maintain certain regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state and foreign agencies that could have a material effect on the Company’s results of operations and financial condition. These entities were in compliance with these requirements as of March 31, 2008.

As an industrial bank chartered by the State of Utah, GMAC Bank (the Bank) is subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s results of operations and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.

The FDIC requires the Bank to maintain a well capitalized categorization, under the regulatory framework (see tables below), for the first three years of operation. To be categorized as well capitalized, the Bank must maintain

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios were as follows:

			Minimum to be
	Actual		Well Capitalized
March 31, 2008	Amount	Ratio	Amount	Ratio
	(Dollars in millions)		(Dollars in millions)

Total capital (Tier 1 + Tier 2) to risk weighted assets	$3,536.1	15.8%	$2,242.3	10.0%
Tier 1 capital to risk weighted assets	3,414.9	15.2%	1,345.3	6.0%
Tier 1 capital to average assets (leveraged ratio)	3,414.9	11.5%	1,480.9	5.0%

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

Certain of the Company’s foreign subsidiaries operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions, including Financial Service Authority (FSA) requirements. These regulatory restrictions, among other things, require that the Company’s subsidiaries meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. As of March 31, 2008, compliance with these various regulations has not had a material adverse effect on the Company’s consolidated balance sheet, statement of income or cash flows.

21.	Supplemental Financial Information

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

ASSETS
Cash and cash equivalents	$993,114	$205,978	$2,989,730	$(34,098)	$4,154,724
Mortgage loans held for sale	—	3,406,550	8,646,036	(254,264)	11,798,322
Trading securities	—	172,104	972,979	(166)	1,144,917
Mortgage loans held for investment, net fair value	—	3,906,877	29,881,044	213,044	34,000,965
Lending receivables, net	—	551,687	8,257,681	—	8,809,368
Mortgage servicing rights	—	3,966,917	311,062	—	4,277,979
Accounts receivable, net	8,281	2,493,003	1,583,401	(573,070)	3,511,615
Investments in real estate and other	—	73,992	1,152,521	—	1,226,513
Other assets	390,429	6,925,273	9,388,434	(4,286,893)	12,417,243
Investment in, and loans to, subsidiaries	20,993,069	(351,258)	—	(20,641,811)	—

Total assets	$22,384,893	$21,351,123	$63,182,888	$(25,577,258)	$81,341,646

LIABILITIES
Borrowings:
Affiliate borrowings	$—	$8,073,000	$5,886,366	$(13,304,366)	$655,000
Collateralized borrowings in securitization trusts fair value	—	—	9,368,625	—	9,368,625
Other borrowings	16,201,019	3,450,740	22,649,987	(572,653)	41,729,093

Total borrowings	16,201,019	11,523,740	37,904,978	(13,877,019)	51,752,718
Deposit liabilities	—	—	16,083,862	(134,098)	15,949,764
Other liabilities	450,992	4,140,056	6,141,980	(4,240,482)	6,492,546

Total liabilities	16,652,011	15,663,796	60,130,820	(18,251,599)	74,195,028

Minority interest	—	—	1,413,736	—	1,413,736

EQUITY
Common stock and paid-in capital	—	—	456,496	(456,496)	—
Member’s interest	6,767,003	9,170,757	3,326,882	(12,497,639)	6,767,003
Preferred membership interests	607,192	—	—	—	607,192
Accumulated deficit	(1,709,132)	(3,531,179)	(2,192,369)	5,723,548	(1,709,132)
Accumulated other comprehensive income	67,819	47,749	47,323	(95,072)	67,819

Total equity	5,732,882	5,687,327	1,638,332	(7,325,659)	5,732,882

Total liabilities, minority interest and equity	$22,384,893	$21,351,123	$63,182,888	$(25,577,258)	$81,341,646

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue
Interest income	$322,263	$180,392	$1,027,334	$(313,965)	$1,216,024
Automotive operating lease income	—	—	147,274	—	147,274

Total financing revenue	322,263	180,392	1,174,608	(313,965)	1,363,298
Interest expense	329,076	237,434	917,216	(313,330)	1,170,396
Depreciation expense on automotive operating lease income	—	—	87,287	—	87,287

Net financing revenue	(6,813)	(57,042)	170,105	(635)	105,615
Other revenue
Loss on mortgage loans, net	—	(99,234)	(669,347)	20,585	(747,996)
Servicing fees	—	362,114	32,235	(2,277)	392,072
Servicing asset valuation and hedge activities, net	—	426,789	(17,286)	—	409,503

Net servicing fees	—	788,903	14,949	(2,277)	801,575
Loss on investment securities, net	(29,749)	(120,042)	(294,029)	—	(443,820)
Real estate related revenues, net	—	(11,403)	(16,541)	—	(27,944)
Gain on extinguishment of debt	479,544	—	—	—	479,544
Loss on foreclosed real estate	—	(58,982)	(26,387)	—	(85,369)
Other (loss) income	(981)	9,094	(20,696)	(7,702)	(20,285)

Total other revenue	448,814	508,336	(1,012,051)	10,606	(44,295)

Total net revenue	442,001	451,294	(841,946)	9,971	61,320
Provision for loan losses	—	181,225	120,796	—	302,021
Non-interest expense
Compensation and benefits	—	138,170	123,286	—	261,456
Professional fees	—	49,951	10,882	—	60,833
Data processing and telecommunications	—	25,036	15,460	—	40,496
Advertising	—	12,402	5,786	—	18,188
Occupancy	—	13,097	15,096	—	28,193
Restructuring	—	16,181	4,033	—	20,214
Other	(7,068)	93,335	101,932	(9,289)	178,910

Total non-interest expense	(7,068)	348,172	276,475	(9,289)	608,290

Income (loss) before income tax expense and minority interest	449,069	(78,103)	(1,239,217)	19,260	(848,991)
Income tax benefit	(2,000)	(3,710)	(22,472)	—	(28,182)

Income (loss) before minority interest	451,069	(74,393)	(1,216,745)	19,260	(820,809)
Minority interest	—	—	38,281	—	38,281

Income (loss) before equity in net losses of subsidiaries	451,069	(74,393)	(1,255,026)	19,260	(859,090)
Equity in net losses of subsidiaries	(1,310,159)	(1,263,801)	—	2,573,960	—

Net loss	$(859,090)	$(1,338,194)	$(1,255,026)	$2,593,220	$(859,090)

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended March 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue
Interest income	$263,553	$443,665	$1,684,817	$(257,323)	$2,134,712
Automotive operating lease income	—	—	111,230	—	111,230

Total financing revenue	263,553	443,665	1,796,047	(257,323)	2,245,942
Interest expense	261,933	328,877	1,419,687	(265,313)	1,745,184
Depreciation expense on automotive operating lease income	—	—	65,876	—	65,876

Net financing revenue	1,620	114,788	310,484	7,990	434,882
Other revenue
(Loss) gain on of mortgage loans, net	—	(308,648)	76,959	(2,948)	(234,637)
Servicing fees	—	438,739	10,257	(1,819)	447,177
Servicing asset valuation and hedge activities, net	—	(301,848)	(506)	—	(302,354)

Net servicing fees	—	136,891	9,751	(1,819)	144,823
Gain on investment securities, net	—	19,863	20,071	—	39,934
Real estate related revenues	—	12,906	118,376	—	131,282
Loss on foreclosed real estate	—	(3,321)	(19,119)	—	(22,440)
Other income	828	42,093	41,563	(27,510)	56,974

Total other revenue	828	(100,216)	247,601	(32,277)	115,936

Total net revenue	2,448	14,572	558,085	(24,287)	550,818
Provision for loan losses	—	208,004	337,350	(345)	545,009
Non-interest expense
Compensation and benefits	—	211,760	122,151	—	333,911
Professional fees	—	44,567	13,419	—	57,986
Data processing and telecommunications	—	32,740	15,134	—	47,874
Advertising	—	21,904	8,516	—	30,420
Occupancy	—	21,010	13,741	—	34,751
Other	(1,100)	247,909	106,013	(31,209)	321,613

Total non-interest expense	(1,100)	579,890	278,974	(31,209)	826,555

Income (loss) before income tax expense and minority interest	3,548	(773,322)	(58,239)	7,267	(820,746)
Income tax expense (benefit)	—	(3,835)	75,549	(1,073)	70,641

Income (loss) before minority interest	3,548	(769,487)	(133,788)	8,340	(891,387)
Minority interest	—	—	19,089	—	19,089

Income (loss) before equity in net losses of subsidiaries	3,548	(769,487)	(152,877)	8,340	(910,476)
Equity in net losses of subsidiaries	(914,024)	(144,537)	—	1,058,561	—

Net loss	$(910,476)	$(914,024)	$(152,877)	$1,066,901	$(910,476)

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$264,166	$1,483,248	$(644,992)	$23,442	$1,125,864
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in lending receivables	—	(64,541)	(351,581)	(182)	(416,304)
Originations and purchases of mortgage loans held for investment	—	(537,193)	(1,549,955)	444,840	(1,642,308)
Proceeds from sales and repayments of mortgage loans held for investment	—	434,846	1,749,471	(446,596)	1,737,721
Sales of mortgage servicing rights	—	4,138	169,974	—	174,112
Purchases of and advances to investments in real estate and other	—	(6,484)	(5,836)	—	(12,320)
Proceeds from sales of and returns of investments in real estate and other	—	445	112,438	—	112,883
Payment of capital contribution	—	(3,799)	—	3,799	—
Net increase in affiliate lending	(1,271,557)	—	—	1,271,557	—
Other, net	8,890	194,827	(47,035)	—	156,682

Net cash (used in) provided by investing activities	(1,262,667)	22,239	77,476	1,273,418	110,466
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in borrowings from GMAC	—	172,986	1,753,571	(1,271,557)	655,000
Net decrease in other short-term borrowings	—	(1,683,119)	(1,592,275)	153	(3,275,241)
Repayments of collateralized borrowings in securitization trusts	—	—	(994,499)	—	(994,499)
Proceeds from secured aggregation facilities, long-term	—	—	160,000	—	160,000
Repayments of secured aggregation facilities, long-term	—	—	(465,114)	—	(465,114)
Proceeds from other long-term borrowings	—	—	1,325,000	—	1,325,000
Repayments of other long-term borrowings	—	—	(1,342,106)	—	(1,342,106)
Payments of debt issuance costs	(415)	—	(9,205)	—	(9,620)
Proceeds from capital contribution	—	—	3,799	(3,799)	—
Increase in deposit liabilities	—	—	2,602,506	1,613	2,604,119

Net cash (used in) provided by financing activities	(415)	(1,510,133)	1,441,677	(1,273,590)	(1,342,461)
Effect of foreign exchange rates on cash and cash equivalents	97,109	—	(227,284)	(24,883)	(155,058)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(901,807)	(4,646)	646,877	(1,613)	(261,189)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,894,921	210,624	2,342,853	(32,485)	4,415,913

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$993,114	$205,978	$2,989,730	$(34,098)	$4,154,724

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:

Parent contributed $2.0 billion to guarantor subsidiaries through forgiveness of affiliate borrowings.

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

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:

Transfer of $265 million of mortgage loans held for investment from guarantor subsidiaries to non-guarantor subsidiaries.

Transfer of $262 million of collateralized borrowings in securitization trusts from guarantor subsidiaries to non-guarantor subsidiaries.

Parent contributed $500 million to guarantor subsidiaries through forgiveness of affiliate borrowings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

During 2007 and continuing through the first three months of 2008, the mortgage and capital markets have experienced severe stress due to credit concerns and housing market contractions in the United States. During the second half of 2007, these negative market conditions spread to the foreign markets in which we operate, predominantly in the United Kingdom and Continental Europe, and to the residential homebuilders domestically. It is probable the mortgage industry will continue to experience both declining mortgage origination volumes and reduced total mortgage indebtedness due to the deterioration of the nonprime and non-conforming mortgage market. We do not expect the current market conditions to turn favorable in the near term.

We conduct our operations and manage and report our financial information primarily through three operating business segments. The following tables summarize the total net revenue and operations of each of these business segments for the three month periods ended March 31, 2008 and 2007. Total net revenue and net (loss) gain for each of these business segments are more fully described in the sections that follow.

Three Months Ended March 31,	2008	2007
	(In thousands)

Net revenue
Residential Finance Group	$466,970	$238,900
Business Capital Group	(100,318)	95,298
International Business Group	(825,446)	174,969
Net (loss) gain
Residential Finance Group	$(226,829)	$(999,765)
Business Capital Group	(123,879)	51,513
International Business Group	(935,629)	45,020

•	Residential Finance Group. Our Residential Finance Group originates, purchases, sells, securitizes and services residential mortgage loans in the United States. The segment originates mortgage loans through a retail branch network, direct lending centers and mortgage brokers. In addition, the segment purchases residential mortgage loans from correspondent lenders and other third-parties and provides warehouse lending. The loans produced or purchased by this segment cover a broad credit spectrum. Prime credit quality loans that are produced in conformity with the underwriting guidelines of Fannie Mae and Freddie Mac are generally sold to one of these government-sponsored enterprises in the form of agency guaranteed securitizations. This segment also produces a variety of loans that do not conform to the underwriting guidelines of Fannie Mae and Freddie Mac. These loans include prime non-conforming, nonprime and prime second-lien loans, which are generally securitized though the issuance of non-agency mortgage-backed and mortgage related asset-backed securities. These activities, however, have been significantly reduced in response to market conditions. This segment also provides collateralized lines of credit to other originators of residential mortgage loans, which we refer to as warehouse lending. This activity has also been reduced. Our limited banking activities through the mortgage division of GMAC Bank and our real estate brokerage and relocation business are included in this segment.

•	Business Capital Group. Our Business Capital Group provides financing and equity capital to residential land developers and homebuilders and financing to resort developers. Due to current market conditions, the origination activities of this business are limited.

•	International Business Group. Our International Business Group includes substantially all of our operations outside of the United States.

Our other business operations, which include the automotive division of GMAC Bank, are not significant to our results of operations. The revenues and expenses of the automotive division of GMAC bank are eliminated from our net results through minority interest. These businesses are included with certain holding company activities and other adjustments to conform the reportable segment information to our results of operations.

As part of our strategy to respond to the challenging market conditions of 2007 and 2008, we have undertaken numerous initiatives to liquidate assets and reduce our funding needs. Asset liquidation initiatives have included, among other things, sale of retained interests in our mortgage securitizations, marketing of loans secured by time-share receivables, marketing of our Continental Europe mortgage loan portfolios, whole loan sales and marketing of businesses and platforms that are unrelated to our core mortgage finance business. Though we have executed a number of sales of mortgage loans and retained securities, other marketing efforts have yet to be completed, in part because of continuing adverse market conditions.

Significant Accounting Estimates

On January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS No. 157) and Statement of Financial Accounting Standard SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 157 applies to assets and liabilities required to be measured at fair value under accounting principles generally accepted in the United States (GAAP). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items currently not required to be measured at fair value under GAAP. If an entity elects fair value for a particular financial instrument under SFAS No. 159, the fair value measurement is within the scope of the measurement and disclosure requirements of SFAS No. 157.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes three levels of input to be used when measuring fair value:

Level 1	Inputs are quoted prices in active markets for identical asset or liabilities as of the measurement date. Additionally, the entity must have the ability to access the active market and the quoted prices cannot be adjusted by the entity.

Level 2	Inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity. The unobservable inputs represent management’s best assumptions of how market participants would price the assets and liabilities. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and internal valuation models to estimate fair value measurements. At March 31, 2008, approximately 28% of total assets, or $22.3 billion, consisted of financial instruments recorded at fair value. Approximately 13% of total assets and 49% of the assets reported at fair value were valued using Level 3 inputs. At March 31, 2008, approximately 6% of total liabilities or $5.1 billion consisted of financial instruments recorded at fair value. Approximately 5% of total liabilities and 87% of the liabilities reported at fair value were valued using Level 3 inputs. See Note 16 to the Condensed Consolidated Financial Statements for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.

Due the nature of our mortgage banking operations, a large percentage of our fair value assets or liabilities are Level 3. Our mortgage banking operations can broadly be described as follows:

•	We enter into interest rate lock commitments with borrowers or mortgage purchase commitments with correspondent lenders and other sellers. These commitments typically are considered derivative instruments under GAAP and are accounted for at fair value. Due to the underlying attributes of these mortgage loan commitments and the fact that they do not trade in any market, these derivatives typically are Level 3 items.

•	We fund or purchase mortgage loans. We have not elected fair value for our mortgage loans held for sale portfolio. Rather, the loans are accounted for at lower of cost or market under GAAP. The loans are valued differently depending upon the underlying characteristics of the loan. Generally speaking, loans that will be sold to the agencies and the majority of international loans where recently negotiated market prices for the pool exist with a counterparty are Level 2, while domestic loans that cannot be sold to agencies and delinquent loans are Level 3 due to lack of observable market prices.

•	We ultimately sell our mortgage loans included in our held for sale portfolio, either to the agencies, to whole loan purchasers, or via off balance sheet securitization structures. When we sell loans into any of the three channels above, we typically will retain servicing rights. We have opted to carry our servicing rights at fair value under SFAS No. 156 Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. Further, when the loans are sold into off balance sheet securitizations, we will often retain residuals and/or certain classes of bonds. These retained bonds may include interest only strips, principal only securities, or principal and interest paying bonds (typically the subordinated bonds), all of which are carried at fair value within trading securities on our balance sheet. Due to the lack of observable market prices or data, our servicing rights and retained interests typically are Level 3.

•	We have previously executed certain securitizations that have not qualified for sale treatment under SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125. The collateral in these securitizations are classified as loans held for investment and the related debt is recorded on our balance sheet. We have elected fair value for both the collateral and debt in certain of these securitizations. Due to the characteristics of the underlying loan collateral (nonprime and home equities), the collateral and debt are both classified as Level 3.

We also have certain operations outside our mortgage banking activities that result in our holding Level 3 assets or liabilities. These include on-balance sheet collateralized debt obligation transactions, mortgage backed and asset backed securities, and other financial instruments.

A significant portion of our assets and liabilities are at fair value and therefore our consolidated balance sheet and income statement are significantly impacted by fluctuations in market prices. While we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Beginning in 2007 and continuing into 2008, the credit markets across the globe have experienced severe dislocation. Market demand for asset backed securities, and those backed by mortgage assets in particular, has significantly contracted and in many markets, has virtually disappeared. Further, market demand by whole loan purchasers has also contracted. These unprecedented market conditions have adversely impacted us, as well as our competitors. As the market conditions continue, our assets and liabilities are subject to valuation adjustment as well as changes in the inputs we utilize to measure fair value.

We have numerous internal controls in place to ensure the appropriateness of fair value measurements. Significant fair value measures are subject to detailed analytics, management review and approval. We have an established model validation policy and program in place that covers all models used to generate fair value measurements. This model validation program ensures a controlled environment is used for the development, implementation, and use of the models, as well as for change procedures. Further, this program uses a risk-based approach to select models to be reviewed and validated by an independent internal risk group to ensure the models are consistent with their intended use, the logic within the models is reliable, and that the inputs and outputs from these models are appropriate. Additionally, a wide array of operational controls are in place to ensure the fair value measurements are reasonable, including controls over the inputs into and the outputs from the fair value measurement models. For example, we back test the internal assumptions used within models against actual performance. We also monitor the market for recent trades, market surveys, or other market information that may be used to benchmark model inputs or outputs. Certain valuations will also be benchmarked to market indices when appropriate and available. We have scheduled model and/or input recalibrations that occur on a periodic basis, but will recalibrate earlier if significant variances are observed as part of the back testing or benchmarking noted above.

Considerable judgment is used in forming conclusions from observable market data used to estimate our Level 2 fair value measurements and in estimating inputs to our internal valuation models used to estimate our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayments speeds, credit losses and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant affect on fair value measurements. Accordingly, our estimates of fair value are not necessarily indicative of the amounts that would be realized on the ultimate sale or exchange.

Results of Operations

Consolidated Results

Our net loss was $859.1 million for the three months ended March 31, 2008, compared to a net loss of $910.5 million for the same period in 2007. Our 2008 results were adversely affected by continued pressure in the U.S. housing markets and certain foreign mortgage and capital markets.

These adverse conditions resulted in lower net interest margins, lower loan production, declines in fair value of our mortgage loans held for sale and trading securities portfolio, real estate investment impairments and reduced gains on dispositions of real estate acquired through foreclosure. The current conditions have placed considerable stress on our capital position and liquidity needs. We rely heavily on various funding sources to support our operations. In order to obtain short-term funding, we typically pledge certain of our assets under credit facilities and repurchase arrangements. The amount advanced under these arrangements typically is a function of the fair value of the asset being pledged. As our assets devalued during 2007 and into 2008, it reduced our ability to obtain funding due to reduced advances versus the par value of the asset. Reduced fair values have also resulted in margin calls from our counterparties. Because our ability to sell or obtain long-term financing for assets is a function of the perceived market value of these assets, the adverse changes in the market have thus restricted our exit alternatives or ability to finance assets in the secondary markets. As these market conditions persist, particularly in the foreign markets, our results of operations may continue to be negatively impacted.

Our mortgage loan production for the three months ended March 31, 2008 was $20.9 billion, a decrease of 44.3% compared to $37.5 billion in the same period in 2007. Our domestic loan production decreased $12.3 billion, or 39.7%, and international loan production decreased $4.3 billion, or 66.1%, compared to the same period in 2007. Our domestic loan production decreased due to significant curtailment of our nonprime product, in addition to declines in prime non-conforming and prime second-lien product, partially offset by increases in prime conforming product. The overall decline in mortgage production is the result of stricter mortgage underwriting guidelines in response to market conditions and the strategic decision to curtail production in certain foreign markets.

The following summarizes our domestic mortgage loan production by product type:

	U.S. Mortgage Loan Production by Type
	Three Months Ended March 31,
	2008		2007
	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans
	(Dollars in millions)

Prime conforming	70,219	$15,437	50,089	$9,569
Prime non-conforming	727	490	38,671	12,317
Government	12,317	1,977	4,162	584
Nonprime	13	3	20,444	3,259
Prime second-lien	6,985	801	97,711	5,313

Total U.S. production	90,261	$18,708	211,077	$31,042

The following table summarizes our domestic mortgage loan production by purpose and interest rate type:

	For the Three Months
	Ended March 31,
	2008	2007
	(In millions)

Purpose:
Purchase	$4,549	$10,032
Non-purchase	14,159	21,010

	$18,708	$31,042

Interest rate type:
Fixed rate	$16,797	$20,345
Adjustable rate	1,911	10,697

	$18,708	$31,042

The following summarizes our domestic mortgage loan production by channel:

	U.S. Mortgage Loan Production by Channel
	Three Months Ended March 31,
	2008		2007
	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans
	(Dollars in millions)

Retail branches	15,588	$2,907	19,623	$3,011
Direct lending (other than retail branches)	12,359	2,192	28,015	3,020
Mortgage brokers	13,331	2,776	36,246	6,384
Correspondent lenders and secondary market purchases	48,983	10,833	127,193	18,627

Total U.S. production	90,261	$18,708	211,077	$31,042

The following table summarizes our international mortgage loan production:

	International Mortgage Loan Production
	Three Months Ended March 31,
	2008		2007
		Dollar		Dollar
	No. of	Amount of	No. of	Amount of
	Loans	Loans	Loans	Loans
	(Dollars in millions)

United Kingdom	2,648	$707	17,789	$4,525
Continental Europe	2,600	679	8,461	1,566
Canada	2,965	611	1,646	286
Other	930	194	2,621	95

Total international production	9,143	$2,191	30,517	$6,472

The following table presents our consolidated results of operations:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Net financing revenue	$105.6	$434.9
Loss on mortgage loans, net	(748.0)	(234.6)
Servicing fees	392.1	447.2
Servicing asset valuation and hedge activities, net	409.5	(302.4)

Net servicing fees	801.6	144.8
Other (loss) income	(97.9)	205.7
Provision for loan losses	(302.0)	(545.0)
Non-interest expense	(608.3)	(826.6)

Loss before income tax expense and minority interest	(849.0)	(820.8)
Income tax benefit (expense)	28.2	(70.6)

Loss before minority interest	(820.8)	(891.4)
Minority interest	(38.3)	(19.1)

Net loss	$(859.1)	$(910.5)

Net financing revenue was $105.6 million for the three months ended March 31, 2008, compared to $434.9 million in the same period in 2007, a decrease of $329.3 million, or 75.7%. Interest income decreased $918.7 million, or 43.0%, while our interest expense decreased $574.8 million, or 32.9%. Our financing revenues and interest expense declined significantly due to declines in the average mortgage loan and lending receivable asset balances resulting from lower production volume in 2007 and continued portfolio run-off, increase in non-accrual loans caused by higher delinquencies and deconsolidation of $27.4 billion in securitization trusts in 2007, and the related decrease in the average borrowings. The decrease in financing revenues was further attributable to lower servicing float income and a decrease in commercial lending yields. The decrease in interest expense due to lower average borrowings was partially offset by higher funding rates due to unfavorable market conditions, resulting in lower advance rates on our funding facilities and an increase in our cost of funds on our unsecured debt due to the step-up in coupon resulting from rating downgrades.

Loss on mortgage loans, net was $748.0 million for the three months ended March 31, 2008, compared to a loss of $234.6 million in the same period in 2007. The increased loss resulted primarily from the decline in fair value of our mortgage loans held for sale and commitments in certain foreign markets, partially offset by improvement in our domestic business. Our International Business Group recorded negative valuation adjustments of $603.4 million, net, on loans held for sale and commitments, primarily in the United Kingdom and Continental Europe. The International Business Group also reported lower realized gains on mortgage loans of $129.8 million compared to the prior year quarter, due to lower volumes and margins experienced as a result of market illiquidity. These increased losses were partially offset by improvement in the Residential Finance Group, quarter over quarter, due to lower negative fair value adjustments and higher realized gains on conforming products.

Net servicing fees were $801.6 million for the three months ended March 31, 2008, compared to $144.8 million in the same period in 2007. The increase in net servicing fees is primarily driven by favorable hedge valuation and carry in the first three months of 2008 versus the comparable period in 2007. Marginally offsetting these increases was the decrease in servicing fee income due to the sale of our payment option arm servicing rights in the first quarter of 2008 and run-off of non-conforming servicing portfolio.

The following table sets forth the types of residential mortgage loans comprising our primary servicing portfolio for which we hold the corresponding mortgage servicing rights:

	U.S. Mortgage Loan Servicing Portfolio
	March 31,		December 31,
	2008		2007
	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans
	(Dollars in millions)

Prime conforming mortgage loans	1,687,280	$276,212	1,652,933	$267,511
Prime non-conforming mortgage loans	182,569	55,816	184,154	54,993
Government mortgage loans	184,896	20,453	179,475	19,382
Nonprime mortgage loans	253,438	32,840	282,250	36,809
Prime second-lien mortgage loans	711,880	30,881	730,866	31,523

Total primary servicing portfolio*	3,020,063	$416,202	3,029,678	$410,218

*	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 167,848 with an unpaid principal balance of $32.8 billion at March 31, 2008 and 205,019 with an unpaid principal balance of $44.3 billion at December 31, 2007.

Our international servicing portfolio was comprised of $43.7 billion of mortgage loans as of March 31, 2008.

Loss on investment securities, net was $443.8 million for the three months ended March 31, 2008, compared to a gain of $39.9 million in the same period in 2007, a decrease of $483.7 million. The decrease was due primarily to the decline in the fair value of interests that continue to be held by our domestic and international businesses through off-balance sheet securitizations, resulting from increasing credit loss, rating agency downgrades, declines in value of underlying collateral, market illiquidity, and changes in discount rate assumptions.

Real estate related losses totaled $27.9 million for the three months ended March 31, 2008, compared to a gain of $131.3 million in the same period in 2007, a decrease of $159.2 million. The decline was due to the continued stress in the mortgage and capital markets and its affect on homebuilders. This resulted in higher impairments on lot option projects and model homes during the first quarter of 2008 of $83.6 million, a decrease in equity earnings on real estate projects of $42.3 million, and declines in model home lease income and lot option fees of $27.2 million.

A gain on extinguishment of debt of $479.5 million was recorded on March 31, 2008 resulting from GMAC’s contribution of ResCap notes that had been purchased previously in open market repurchase transactions with a face amount of approximately $1.2 billion and a fair value of approximately $749.9 million in exchange for ResCap Preferred Units of approximately $607.2 million and a capital contribution of approximately $142.7 million. ResCap cancelled the $1.2 billion face amount of notes and recognized a gain on extinguishment of $479.5 million.

Loss on foreclosed real estate increased to $85.4 million for the three months ended March 31, 2008, as compared to a loss of $22.4 million for the same period in 2007. The increase in loss was due primarily to higher negative valuation adjustments on other real estate owned caused by decreases in home price appreciation and other market factors.

Other (loss) income was a loss of $20.3 million for the three months ended March 31, 2008, compared to income of $57.0 million in the same period in 2007, a decrease of $77.3 million. The decrease was due primarily to net fair value adjustments, approximately $54.1 million, related to the adoption of SFAS No. 159 on elected assets and related liabilities in the first quarter of 2008 and lower loan fee income resulting from lower loan production and lower construction participation fees in the first quarter of 2008.

The provision for loan losses was $302.0 million for the three months ended March 31, 2008, compared to $545.0 million for the same period in 2007. The decrease was due primarily to specific warehouse lending reserves taken in the first quarter of 2007, lower provision on domestic loans held for investment due to the deconsolidation of securitization trusts in 2007 and the election of SFAS No. 159 accounting on approximately $10.5 billion of loans. These decreases were partially offset by higher provision for loan loss related to our distressed assets portfolio and continued increases in frequency and severity. In addition, provision for loan losses increased in our International Business Group due primarily to higher delinquencies in Spain and Germany.

Total non-interest expense of $608.3 million for the three months ended March 31, 2008, decreased $218.3 million compared to the same period of 2007. The decrease is primarily due to the decline in our provision for assets sold with recourse due to historically high levels in the first quarter of 2007 and lower compensation and benefit expenses.

Compensation and benefits expenses were $261.5 million for the three months ended March 31, 2008, a decrease of $72.5 million from $333.9 million in the same period in 2007. The decrease was due to lower salaries, commission expense, and bonus accruals. Salaries expense decreased as a result of employee staff reductions related to the restructuring plan announced in the fourth quarter of 2007 and commission expense decreased due to lower loan production.

Data processing and telecommunications expenses of $40.5 million for the three months ended March 31, 2008, decreased $7.4 million compared to the same period in 2007, due to lower loan production and reductions in staff.

Advertising expense of $18.2 million for the three months ended March 31, 2008, decreased $12.2 million compared to the same period in 2007, due to strategic cost reduction initiatives.

Occupancy expense of $28.2 million for the three months ended March 31, 2008, decreased $6.6 million compared to the same period in 2007, due to facility consolidations and closures as part of the restructuring announced in the fourth quarter of 2007.

Restructuring expense of $20.2 million was recorded in the first quarter of 2008 for severance and related costs associated with workforce reductions in our international business.

Other expense was $178.9 million for the three months ended March 31, 2008, compared to $321.6 million in the same period of 2007, a decrease of $142.7 million. The decline was due primarily to lower provision for assets sold with recourse of $126.2 million resulting from reduced estimates of repurchase exposure. In addition, mortgage processing fees were $12.0 million lower resulting from lower loan production, and real estate owned expenses decreased $13.4 million due to a reduction in foreclosed asset balances related to the deconsolidation of securitization trusts in 2007.

Income tax benefit was $28.2 million for the three months ended March 31, 2008, compared to an income tax expense of $70.6 million for the same period of 2007. The favorable variance was due to tax benefits in the International Business Group generated by pre-tax losses, partially offset by a deferred tax valuation allowance in the International Business Group of $199.7 million. The deferred tax valuation allowance was recorded because, based on historical losses and expected future taxable net income, it is no longer more likely-than-not that these deferred tax assets would be realized.

Minority interest represents the after-tax earnings of the automotive division of GMAC Bank.

Segment Results

Residential Finance Group

The following table presents the results of operations for the Residential Finance Group:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Net financing revenue	$64.3	$327.6
Loss on mortgage loans, net	(66.3)	(341.0)
Servicing fees	377.7	432.2
Servicing asset valuation and hedge activities, net	414.9	(301.9)

Net servicing fees	792.6	130.3
Other revenue	(323.6)	122.0
Provision for loan losses	(256.7)	(511.4)
Non-interest expense	(420.1)	(701.3)
Income tax expense	(17.0)	(26.0)

Net loss	$(226.8)	$(999.8)

Residential Finance Group’s net loss for the quarter ended March 31, 2008 was $226.8 million compared to a net loss of $999.8 million for the quarter ended March 31, 2007. Residential Finance Group continues to be negatively impacted by severe weakness in both the housing market and the non-conforming mortgage industry. We have reduced risk by limiting product offerings and continuing to reduce the balance sheet through asset sales and the deconsolidation of a portion of our financing securitizations. A significant majority of 2008 production came from agency-eligible and prime jumbo product offerings. The implementation of SFAS No. 157 and SFAS No. 159 has resulted in lower volatility in the value of the mortgage loans held for investment portfolio reflecting our true economic exposure related to these on-balance sheet securitizations. The strong performance of the mortgage servicing rights portfolio was able to offset other market-related losses incurred in the quarter.

Net financing revenue decreased $263.3 million, or 80.4%, for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. The decrease is primarily due to a lower average mortgage loan portfolio, as a result of the strategy to de-lever the balance sheet. This strategy consisted of the deconsolidation of several financing deals in the second half of 2007, the discontinuation of origination of non-agency, non-conforming loans, the implementation of SFAS No. 157 and SFAS No. 159 in 2008 and the continued run-off of non-agency, nonconforming portfolio. The held for investment portfolio has decreased from $60.4 billion at March 31, 2007 to $34.1 billion at December 31, 2007 to $26.7 billion at March 31, 2008. The largest component of this balance is prime, non-conforming product that is being held at GMAC Bank. Loan production of $18.7 billion decreased $12.3 billion from the same period in 2007. This decrease is primarily due to the discontinuation of origination of non-agency, non-conforming loans. The prime conforming loan production increased over the same period. The held for sale portfolio decreased from $15.9 billion at March 31, 2007 to $4.9 billion at December 31, 2007 and then slightly increased to $5.4 billion at March 31, 2008. The quarter over quarter decrease is primarily due to the discontinuation of non-agency, non-conforming loan originations. Third-party borrowings continued to decrease as a result of market liquidity issues, resulting in ResCap unsecured debt becoming a larger percentage of total borrowings and a higher cost of funds rate.

Loss on mortgage loans, net decreased $274.7 million, or 80.6%, for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. In 2008, we experienced positive margins on our conforming loan production and sales. These gains were offset by market value declines in the assets transferred from held for investment to held for sale for liquidity reasons. In 2007, we experienced market valuation adjustments on nonprime and delinquent loans as a result of an illiquid non-conforming secondary market.

Net loan servicing income increased $662.3 million for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. Net loan servicing income primarily increased due to favorable hedge valuation and carry. These increases were partially offset by a lower servicing fee income, primarily due to sale of our payment option arm servicing rights in the first quarter of 2008 in connection with the de-leveraging of the balance sheet.

Other revenue decreased $445.6 million for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. This decrease was partially caused by the continued negative revaluations in real estate owned values, which is consistent with home price appreciation and severity trends in the first three months of 2008. Additionally, the higher losses on investment securities due to the write down of residual valuations, primarily home equity residuals, and a decrease of subordinate retained mortgage backed security valuations as a result of continued degradation of underlying collateral, rating agency downgrades, and liquidity concerns in the secondary markets contributed to the loss. Market conditions have also resulted in negative market valuations on other securities for the first time in recent history. Our balance sheet exposure to investment securities has continued to be reduced both through asset sales and reduced fair market values. In addition, the adoption of SFAS No. 159 for certain on-balance sheet securitizations, including fair value adjustments of related mortgage loans held for investment and collateralized debt, resulted in a negative net impact of approximately $54.1 million in the three months ended March 31, 2008.

Provision for loan losses decreased $254.7 million, or 49.8%, for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. The decrease was primarily due to the reduction of mortgage loans held for investment and the strategic exit from the nonprime warehouse lending business. In addition, a reduction in the specific reserve on the warehouse lending portfolio as troubled facilities were worked out and the business was reduced. The deconsolidation of several financing deals in the second, third and fourth quarters of 2007 resulted in lower provision expense for the quarter on a smaller held for investment portfolio. Although the portfolio is much smaller, this portfolio did experience increased levels of delinquency and severity, including increased severity trends specific to California and Florida.

Non-interest expense decreased $281.2 million, or 40.1%, for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. The decrease in non-interest expense is due to lower headcount as a result of restructuring efforts in 2007, and lower total production, both of which resulted in lower compensation and benefits expense. In addition, there were decreases in the provision associated with representation and warrant and early payment default reserves. In early 2007, this expense increased dramatically based on rising delinquencies in 2006 and 2007 production and the significant decline in loan fair market value. This reserve is currently in run-off mode for the non-conforming product as we have made payments on these claims and have reduced our originations of any new non-conforming production.

Business Capital Group

The following table presents the results of operations for the Business Capital Group:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Net financing revenue	$(12.7)	$34.6
Other revenue	(87.6)	60.7
Provision for loan losses	(3.0)	(24.7)
Non-interest expense	(20.8)	(18.8)
Income tax benefit (expense)	0.2	(0.3)

Net (loss) income	$(123.9)	$51.5

Business Capital Group’s net loss for the three months ended March 31, 2008 was $123.9 million, compared to net income of $51.5 million for the same period in 2007. The decrease was primarily caused by lower net financing revenue and real estate related revenues, offset by a decrease in provision for loan losses.

Net financing revenue decreased by $47.3 million, or 136.7%, for the three months ended March 31, 2008 compared to the same period in 2007. The decrease in interest income was primarily due to the decline of residential construction and healthcare lending receivables. The healthcare lending business was sold during the third quarter of 2007. As of March 31, 2008, lending receivables were $3.6 billion, a decrease of $1.3 billion, or 26.0%, compared to the same period in 2007. In addition, the average yield on lending receivables decreased 430 basis points primarily due to a decrease in indices used to price lending receivables and an increase in the number of nonaccrual loans compared to the same period in 2007. A decrease in interest expense partially offset the decrease in interest income as a result of lower borrowings related to the decline in lending receivables. The decrease in interest expense due to lower borrowings was partially offset by a slight increase in cost of funds.

Other revenue decreased $148.3 million for the three months ended March 31, 2008 compared to the same period in 2007. As of March 31, 2008, real estate investments totaled $1.2 billion, a decrease of 52.2%, compared to the same period in 2007. Revenues generated on real estate investments were lower due to an increase in impairments on lot option projects and model homes of $83.6 million and a decrease in equity earnings on real estate projects due to declines in sales volume and home prices. In addition, model home lease income and lot option fees decreased $27.2 million in the first quarter of 2008 compared to the same period in 2007.

The provision for loan losses decreased by $21.7 million for the three months ended March 31, 2008 compared to the same period in 2007. This reduction was primarily due to a decrease in specific reserves required within the real estate lending portfolio and lower general reserves required due to the decline in the amount of lending receivables.

Non-interest expense increased by $2.0 million, or 10.6%, for the three months ended March 31, 2008 compared to the same period in 2007. The increase was largely due to an increase in professional fees, offset by lower compensation expense.

International Business Group

The following table presents the results of operations for the International Business Group:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Net financing revenue	$(14.9)	$32.5
(Loss) gain on mortgage loans, net	(682.5)	106.4
Servicing fees	14.3	15.0
Servicing asset valuation and hedge activities, net	(5.4)	(0.5)

Net servicing fees	8.9	14.5
Other revenue	(137.0)	21.6
Provision for loan losses	(39.6)	(5.8)
Non-interest expense	(131.6)	(91.2)
Income tax benefit (expense)	61.1	(33.0)

Net (loss) income	$(935.6)	$45.0

International Business Group’s net loss was $935.6 million for the three months ended March 31, 2008, compared to net income of $45.0 million for the same period in 2007. The current period results of the International Business Group were impacted by the continued market decline in the United Kingdom, Continental Europe and Canada, which decreased income from mortgage sales and increased valuation adjustments on our mortgage loans held for sale. Market stress also increased credit rate spreads on cost of funds and our trading securities portfolio. Loan originations were halted in Continental Europe and on Canadian non-insured loans during the current period.

Net financing revenue decreased $47.4 million, or 145.8%, for the first three months of 2008 compared to the same period in 2007. The decrease in net financing revenue is primarily due to our cost of funds increasing more rapidly than yields on our assets. Cost of funds increased due to the widening of spreads on asset-backed commercial paper and the reliance on other more expensive internal and external sources of funding due to our inability to renew certain local facilities. The continued tightening of the capital markets in 2008 has also restricted the ability to sell mortgage assets, resulting in an increase in our average borrowings outstanding as mortgage loans are being held longer.

Loss on mortgage loans in the first quarter of 2008 was $682.5 million, compared to a gain on mortgage loans of $106.4 million for the same period in 2007, an overall decrease of $788.9 million. The significant decrease for the first three months of 2008 was primarily driven by valuation adjustments recorded on our mortgage loans held for sale and commitments to fund mortgage loans at the end of the period due to market conditions in the United Kingdom, Continental Europe and Canada. In addition, the margins in which deals were executed significantly decreased during the period due to the absence of investor demand. This severely affected our ability to securitize and sell loans at positive margins.

Net servicing fees decreased $5.6 million, or 38.6%, for the three months ended March 31, 2008 compared to the same period in 2007. The decrease was primarily due to an increase in discount rate assumptions to more accurately reflect market conditions in Continental Europe.

Other revenue declined $158.6 million for the three months ended March 31, 2008 compared to the same period in 2007. The loss in other revenue was primarily a result of fair value adjustments recorded on our trading securities portfolio due to an increase in discount rate assumptions used to value the portfolio.

Provision for loan losses increased $33.8 million for the three months ended March 31, 2008 compared to the same period in 2007. The increase in provision is a result of an increase in mortgage loan delinquencies in Continental Europe.

Non-interest expense increased $40.4 million for the three months ended March 31, 2008 compared to the same period in 2007. The increase was primarily due to restructuring charges of $20.2 million in the United Kingdom and Continental Europe and unfavorable foreign currency translation losses of $11.4 million. In addition, compensation expense increased $8.2 million driven primarily by the decrease of capitalized deferred salary due to significantly lower levels of loan originations.

Income tax benefit was $61.1 million in the three months ended March 31, 2008, compared to income tax expense of $33.0 million for the same period in 2007. The favorable variance was due to tax benefits generated by pre-tax losses of $996.7 million, partially offset by a deferred tax valuation allowance of $199.7 million. The deferred tax valuation was recorded because, based on historical losses and expected future taxable net income, it is no longer more likely-than-not that these deferred tax assets would be realized.

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

A significant portion of financing revenue is composed of the automotive division of GMAC Bank operating lease income and depreciation expense for the operating leases. There is no net income impact for the automotive division of GMAC Bank as it is all included in minority interest.

Other income of $450.3 million for the three months ended March 31, 2008 included a gain on extinguishment of debt of $479.5 million. The gain on extinguishment of debt was a result of GMAC’s contribution to us of our notes that they had previously purchased in open market repurchases transactions. GMAC contributed our notes with a face amount of approximately $1.2 billion and a fair value of approximately $607.2 million. As a result, we recorded a capital contribution for GMAC’s purchase price of $749.9 million, of which $607.2 million in preferred membership interests was recognized as a separate component of our equity, and a gain on extinguishment of debt of $479.5 million for the difference between the carrying value of the debt and GMAC’s purchase price.

Asset Quality

Allowance for Loan Losses

The following table summarizes the activity related to the allowance for loan losses:

	Mortgage Loans
	Held for		Lending
	Investment		Receivables	Other	Total
	(In millions)

Balance at January 1, 2008	$832.3		$485.2	$33.3	$1,350.8
Provision for loan losses	281.4		18.1	2.5	302.0
Charge-offs	(147.9)		(98.8)	(4.2)	(250.9)
Reduction to allowance due to fair value option election(a)	(489.0)		—	—	(489.0)
Recoveries	8.2		0.6	2.8	11.6

Balance at March 31, 2008	$485.0		$405.1	$34.4	$924.5

Balance at January 1, 2007	$1,508.4		$396.6	$25.8	$1,930.8
Provision for loan losses	364.8		177.2	3.0	545.0
Charge-offs	(228.4)		(48.5)	(2.2)	(279.1)
Recoveries	15.0		—	1.0	16.0

Balance at March 31, 2007	$1,659.8		$525.3	$27.6	$2,212.7

Allowance as a percentage of total:
March 31, 2008	1.59	%(b)	4.40%	1.07%	2.15%
December 31, 2007	1.97%		5.46%	1.06%	2.49%

(a)	See Note 16 — Fair Value — $489.0 million of allowance for loan losses was removed upon SFAS No. 159 adoption.

(b)	As of March 31, 2008, $3.9 billion of loans are held at fair value with no related allowance for loss. These loans have been excluded from this calculation.

The following table sets forth the types of mortgage loans held for investment, excluding those loans held at fair value, that comprise the dollar balance and the percentage component of allowance for loan losses:

	Allowance for Loan Losses
	As of March 31,
	2008	2007	2008	2007
	($ In thousands)

Nonprime mortgage loans	$222,864	$1,524,821	3.39%	3.18%
Prime second-lien mortgage loans	87,553	72,608	1.43	1.10
Prime non-conforming mortgage loans	163,727	60,878	0.98	0.63
Prime conforming mortgage loans	8,779	1,442	0.86	0.13
Government mortgage loans	2,073	21	1.22	3.93

Total	$484,996	$1,659,770	1.59%	2.54%

The following table summarizes the net charge-off information:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Mortgage loans:
Prime conforming	$(4.3)	$(0.5)
Prime non-conforming	(1.2)	(5.6)
Prime second-lien	(15.4)	(21.7)
Nonprime	(118.6)	(185.6)
Government	(0.2)	—
Lending receivables:
Warehouse	(15.2)	(48.5)
Construction	(83.2)	—
Other	0.2	—
Other	(1.4)	(1.2)

Total net charge-offs	$(239.3)	$(263.1)

The deterioration of the domestic housing market and the stress on the domestic mortgage market continued into the first quarter of 2008. The nonprime mortgage market has been hardest hit by the deterioration of the domestic housing market, and the performance of this portfolio has largely driven our provision for loan loss and allowance levels over the past several quarters. However, we actively managed our nonprime exposure throughout 2007, significantly reducing this portfolio by effectively eliminating nonprime loan production, deconsolidating certain financing securitizations, and exiting the nonprime warehouse lending business. Also affecting loss provisions and allowance levels was the election under SFAS No. 159 fair value accounting on approximately $10.5 billion of mortgage loans held for investment effective January 1, 2008, eliminating the need for loss reserves against these assets. These actions resulted in reduced provision for loan loss and allowance levels as compared to prior periods. Although our mortgage loans held for investment portfolio is significantly smaller than the first quarter of 2007, this portfolio did experience increased levels of delinquency and severity, including increasing severity trends specific to California and Florida.

Delinquency and non-accrual levels related to mortgage loans held for investment increased when compared to the periods ending December 31, 2007 and March 31, 2007. Mortgage loans past due 60 days or more increased to 14.2% of the total unpaid principal balance as of March 31, 2008, from 13.3% as of December 31, 2007 and 13.7% as of March 31, 2007. Non-accrual mortgage loans held for investment as a percent of unpaid principal balance increased to 13.5% as of March 31, 2008, from 12.4% as of December 31, 2007 and 12.0% as of March 31, 2007. Excluding loans held at fair value, nonaccrual mortgage loans held for investment as a percentage of unpaid principal balance was 12.0% as of March 31, 2008.

The allowance for loan losses related to mortgage loans held for investment, excluding those loans held at fair value, as a percentage of those loans was 1.59% as of March 31, 2008, compared to 1.97% as of December 31, 2007, and 2.54% as of March 31, 2007. The reduction in allowance coverage from March 31, 2007 reflects the significant decrease in nonprime credit exposure as a result of on-going efforts to de-lever our balance sheet through sales and deconsolidation of our financing securitizations, as well as strategic production declines. The reduction was also driven by the SFAS No. 159 fair value election on $10.5 billion of mortgage loans held for investment. Our nonprime held for investment portfolio, excluding those loans held at fair value, totaled $6.6 billion as of March 31, 2008, or 19.1% of the total. This is down from $16.9 billion as of December 31, 2007 (40.1% of the total), and $47.9 billion as of March 31, 2007 (73.4% of the total).

Increasing foreclosures, declining home prices, and other market factors have driven increases in frequency and severity of loss, and have primarily affected our nonprime held for investment portfolio. Our net charge-offs of mortgage loans held for investment totaled $139.7 million for the three months ended March 31, 2008, compared to $213.4 million for the same quarter of 2007, and $320.7 million for the quarter ended December 31, 2007. The decrease in mortgage loans held for investment net charge-offs is largely attributable to the adoption of SFAS No. 159 on certain loans. The loans that are carried at fair value are not charged off. Instead, they are marked down as the value declines. Annualized net charge-offs represent 1.34% of total mortgage loans held for investment unpaid principal balance as of March 1, 2008, 1.32% as of March 31, 2007, and 2.95% as of December 31, 2007. Our net charge-offs of lending receivables totaled $98.2 million for the three months ended March 31, 2008, compared to $48.5 million for quarter ended March 31, 2007, and $19.7 million for the quarter ended December 31, 2007.

The deteriorating domestic housing market has also impacted our investment in real estate within the Business Capital Group. Affordability, tightening credit standards, and mortgage market illiquidity have depressed home sales. As a result, we recorded impairment charges on our business lending model home and land contract portfolios of $93.3 million for the three months ended March 31, 2008. This compares to impairment charges on these portfolios of $77.3 million for the three months ended December 31, 2007.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, foreclosed assets and restructured loans. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 and 90 days past due, respectively, or when the timely collection of the principal of the loan, in whole or in part, is doubtful.

Nonperforming assets unpaid principal balance consisted of the following:

	March 31,	December 31,	March 31,
	2008	2007	2007
	(In millions)

Nonaccrual loans:
Mortgage loans:
Prime conforming	$41.6	$84.7	$8.3
Prime non-conforming	1,239.6	908.0	471.7
Government	25.0	79.8	0.1
Prime second-lien	163.4	233.2	155.9
Nonprime*	4,125.9	4,040.2	7,133.3
Lending receivables:
Warehouse	37.2	70.8	1,301.3
Construction**	618.0	550.2	114.7
Commercial real estate	9.5	—	—
Other	0.2	10.4	0.1

Total nonaccrual loans	6,260.4	5,977.3	9,185.4
Restructured loans	42.9	32.1	8.1
Foreclosed assets	1,104.3	1,115.5	1,465.7

Total nonperforming assets	$7,407.6	$7,124.9	$10,659.2

Total nonaccrual loans as a percentage of total mortgage loans held for investment and lending receivables	12.3%	11.7%	11.7%

Total nonperforming assets as a percentage of total consolidated assets	9.1%	8.0%	8.2%

*	Includes $171.0 million as of March 31, 2008, $1.1 billion as of December 31, 2007 and $480.6 million as of March 31, 2007 of loans that were purchased distressed and already in nonaccrual status. In addition, includes $23.7 million as of March 31, 2008, $15.7 million as of December 31, 2007 and $4.6 million as of March 31, 2007 of nonaccrued loans that are not included in “Restructured Loans.”

**	Includes $101.7 million as of March 31, 2008, $47.2 million as of December 31, 2007 and $18.3 million as of March 31, 2007 of nonaccrual restructured loans, that are not included in “Restructured Loans.”

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

During the period, we completed temporary and permanent loan modifications. In accordance with SFAS No. 140, the majority of these modifications adjusted the borrower terms for loans in off-balance sheet securitization trusts, for which we retained the mortgage servicing rights. The remaining loans exist primarily in our unsecuritized mortgage loans held for investment portfolios.

If the modification was deemed temporary, our modified loans remained nonaccrual loans and retained their past due delinquency status even if the borrower has met the modified terms. If the modification was deemed permanent, the loan is returned to current status if the borrower complies with the new loan terms. As of March 31, 2008, permanent modifications of on-balance sheet mortgage loans held for investment and subject to allowance for loan loss per SFAS No. 5, includes approximately $209.0 million of unpaid principal balance.

The following table summarizes the delinquency information for our mortgage loans held for investment portfolio:

	As of March 31, 2008		As of December 31, 2007		As of March 31, 2007
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total
			(Dollars in millions)

Current	$34,080	82.0%	$35,558	82.6%	$51,802	80.1%
Past due:
30 to 59 days	1,587	3.8	1,784	4.1	3,993	6.2
60 to 89 days	798	1.9	946	2.2	1,752	2.7
90 days or more	2,097	5.0	2,179	5.1	2,513	3.9
Foreclosures pending	2,278	5.5	1,846	4.3	3,206	4.9
Bankruptcies	742	1.8	735	1.7	1,423	2.2

Total unpaid principal balance	41,582	100.0%	43,048	100.0%	64,689	100.0%

Net (discounts) premiums	(687)		(885)		561
SFAS No. 159 fair value adjustment	(6,409)		—		—

Total	$34,486		$42,163		$65,250

The following table summarizes the delinquency information for our nonprime mortgage loans held for investment portfolio, including those held in on-balance sheet securitization trusts:

	As of March 31, 2008		As of December 31, 2007		As of March 31, 2007
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total
			(Dollars in millions)

Current	$10,202	66.0%	$12,014	67.7%	$35,481	74.7%
Past due:
30 to 59 days	990	6.4	1,263	7.1	3,751	7.9
60 to 89 days	548	3.5	693	3.9	1,668	3.5
90 days or more	1,269	8.2	1,445	8.1	2,183	4.6
Foreclosures pending	1,806	11.7	1,642	9.3	3,073	6.5
Bankruptcies	647	4.2	690	3.9	1,357	2.8

Total unpaid principal balance	15,462	100.0%	17,747	100%	47,513	100.0%

Net (discounts) premiums	(563)		(843)		375
SFAS No. 159 fair value adjustment	(5,167)		—		—

Total	$9,732		$16,904		$47,888

The nonprime mortgage market has been hardest hit by the deterioration of the domestic housing market. We have actively reduced our nonprime exposure over the last several quarters through the elimination of nonprime loan production and completion of the deconsolidation of various securitization trusts. These actions resulted in a decrease in our nonprime mortgage loans held for investment portfolio from $47.9 billion as of March 31, 2007, (73.4% of the total) to $16.9 billion as of December 31, 2007 (40.1% of the total) and $9.7 billion as of March 31, 2008 (28.2% of the total). Excluding those loans held at fair value, our nonprime mortgage loans held for investment was $6.6 billion (19.1% of the total) as of March 31, 2008. The allowance for loan losses related to our nonprime mortgage loans held for investment, excluding those loans held at fair value, as a percentage of those loans was 3.39% as of March 31, 2008. This compares to 3.48% as of December 31, 2007 and 3.18% as of March 31, 2007.

Nonprime mortgage loans held for investment past due 60 days or more as a percentage of the total unpaid principal balance was 27.6% as of March 31, 2008, compared to 25.2% as of December 31, 2007, and 17.4% at March 31, 2007. Nonprime non-accrual mortgage loans held for investment represented 9.9% of the total unpaid principal balance as of March 31, 2008, compared to 9.4% of the December 31, 2007, and 11.0% as of March 31, 2007.

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

	Unpaid Principal Balance
	As of March 31,	As of December 31,
	2008	2007
	(In millions)

Mortgage Loans Held for Sale — Domestic
Interest-only mortgage loans	$907.7	$493.2
Payment option adjustable rate mortgage loans	166.7	1.1
High loan-to-value (100% or more) mortgage loans	105.7	71.5
Below market initial rate mortgage loans	—	—
Mortgage Loans Held for Investment — Domestic
Interest-only mortgage loans	$11,021.1	$11,555.0
Payment option adjustable rate mortgage loans	1,516.3	1,694.0
High loan-to-value (100% or more) mortgage loans	3,393.4	3,569.2
Below market initial rate mortgage loans	—	0.6
Mortgage Loans — Held for Sale and Investment — International
Interest-only mortgage loans	$6,618.6	$6,170.1
Payment option adjustable rate mortgage loans	—	—
High loan-to-value (100% or more) mortgage loans	2,379.9	2,182.6
Below market initial rate mortgage loans	—	—

Our total production related to these products was as follows:

	Loan Production For the
	Three Months Ended
	March 31,
	2008	2007
	(In millions)

Interest-only mortgage loans	$1,783.6	$9,844.6
Payment option adjustable rate mortgage loans	0.2	3,514.5
High loan-to-value (100% or more) mortgage loans	384.6	1,789.3
Below market initial rate mortgage loans	—	212.6

The preceding tables exclude $1.7 billion of mortgage loans outstanding in the United Kingdom that have reduced introductory rates at March 31, 2008 and December 31, 2007. In addition, the preceding tables exclude United Kingdom mortgage loan production at reduced introductory rates of $0.2 and $1.0 billion for the three months ended March 31, 2008 and March 31, 2007, respectively, and $3.5 billion for the year ended December 31, 2007. Offering a reduced introductory rate to borrowers is customary market practice in the United Kingdom and thus the interest rate would not be considered “below market.”

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

Liquidity and Capital Resources

Liquidity Management

Our liquidity needs are significant and we rely on access to capital markets to provide financing and fund asset growth. Historically, our primary liquidity management objective is ensuring that we have adequate, reliable access to liquidity across all market cycles and in periods of financial stress. We traditionally met our financing needs in a variety of ways: through whole-loan sales, the public debt capital markets, mortgage conduit facilities and asset-backed securities markets, as well as through the deposit-gathering and other financing activities of GMAC Bank. With respect to our liquidity needs:

•	Liquidity portfolio: We maintain a portfolio of money market instruments to support cash fluctuations, which we consider our liquidity portfolio. As of March 31, 2008, our liquidity portfolio totaled $1.3 billion, as compared with $2.2 billion as of December 31, 2007. We view our liquidity portfolio as cash readily available to cover operating demands from across our business operations. In our view, liquidity differs from cash and cash equivalents of $4.2 billion in that liquidity does not include cash balances within GMAC Bank and operating cash maintained within business segments to cover timing related outflows. In addition to our liquidity portfolio, we maintain domestic unsecured revolving bank credit facilities that are available to cover contingent funding needs. We have an $875.0 million 364-day revolving bank credit facility that matures in June 2008 and an $875.0 million 3-year revolving bank credit facility that matures in June 2010. Under the terms of the 364-day revolver, we have the ability to draw funds and the ability to convert the revolver into a term loan for one additional year with a minimum notice of one business day prior to the termination of the initial 364-day commitment. These facilities would be replaced in the event that we enter into the proposed senior secured credit facility.

•	Short- and long-term financing: We have significant short- and long-term financing needs. We manage our liquidity by financing our assets in a manner consistent with their liquidity profile.

-	Short-term financing: We require short-term funding to finance our mortgage loans held for sale, lending receivables and various other liquid assets. As of March 31, 2008, the outstanding balance of short-term borrowings totaled $14.0 billion, as compared with $17.2 billion as of December 31, 2007.

-	Long-term financing: Our long-term financing needs arise primarily from our mortgage loans held for investment, mortgage servicing rights, real estate investments and assets used for over-collateralization of our funding conduits. Our long-term debt typically consists of collateralized borrowings in securitization trusts and unsecured debt issued in the public debt capital markets.

The following table summarizes our unsecured long-term debt maturity profile as of March 31, 2008:

									2016
									and
	2008	2009	2010	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)

Domestic senior unsecured notes	$2,287.7	$1,663.0	$2,210.1	$1,315.0	$1,006.6	$1,722.6	$—	$500.3	$—	$10,705.3
Domestic subordinated unsecured notes	—	577.0	—	—	—	—	—	—	—	577.0
Domestic third-party bank credit facility	1,750.0	—	—	—	—	—	—	—	—	1,750.0
International unsecured notes	—	—	856.0	—	857.2	692.6	763.0			3,168.8
Other unsecured long-term debt	247.7	238.4	5.7	—	168.2	—	—	—	—	660.0

Total	$4,285.4	$2,478.4	$3,071.8	$1,315.0	$2,032.0	$2,415.2	$763.0	$500.3	$—	$16,861.1

•	Sources of funding: The funding sources utilized are primarily determined by the type of asset financed and associated with a particular product or business. These sources of liquidity include:

-	Secured funding programs: A majority of our assets are pledged as collateral to support various funding programs. As a result, sources of funding have been developed in the mortgage and asset-backed securities markets. Also, we have obtained liquidity and long-term funding in the term securitization market for our held for investment mortgage loan portfolio.

-	Unsecured funding sources at the ResCap parent level: ResCap has historically had access to the unsecured debt market to further diversify its funding sources. Since the June 2007 issuances of €600 million 3.25-year floating rate note and £400 million 7-year fixed rate note (total of $1.6 billion U.S. dollars), we have been unable to access the long-term unsecured markets due to our weakened ratings and corporate performance driven by the illiquidity of the capital markets. Where legal entity, regulatory, country differences or other business segment considerations make reliance on parent funding impractical, some business segments enter into their own financing arrangements. We regularly assess the reliability and concentrations of our funding sources.

-	Our ability to access the funding capacity of GMAC Bank: GMAC Bank provides us with another source of liquidity through its ability to accept deposits, to obtain Federal Home Loan Bank (“FHLB”) advances and federal funds. The financing through the FHLB is uncommitted and requests for additional advances are evaluated at the time they are received. We may be required to sell GMAC Bank, or conditions may be placed on our retention of GMAC Bank. See “Legal and Regulatory Risks Related to Our Business — Certain of our owners are subject to a regulatory agreement that may affect our interest in GMAC Bank.”

The following table summarizes the maturities of FHLB advances as of March 31, 2008:

									2016
									and
	2008	2009	2010	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)

FHLB advances	$1,497	$1,401	$1,446	$687	$2,813	$267	$1,081	$500	$1,073	$10,765

As of March 31, 2008, GMAC Bank had total assets of $30.3 billion (including $2.0 billion of cash) distributed between its mortgage and automotive divisions. As a regulated entity, GMAC Bank is subject to significant restrictions on transactions with, or providing any financial support to, any affiliate, including ResCap or any of its subsidiaries. Additionally, GMAC Bank is required to obtain approval from the FDIC and Utah Department of Financial Institutions for its Business Plan (assets plan, funding plan and capital targets) through December 31, 2009.

•	Maintaining an active dialogue with the rating agencies: Historically, our ability to meet our funding needs is influenced by the rating agencies’ requirements. These requirements impact our capital structure and growth rate. We have obtained ratings from four agencies and maintain an active dialogue with each throughout the year. Changes in the business environment and our performance may further negatively impact ratings. On February 5th, February 22nd, March 3rd, April 23rd, April 24th, April 29th, May 2nd and May 5th, additional rating downgrades were enacted by all four rating agencies. Currently all four agencies have placed ResCap on negative watch, reflecting the credit agencies’ concern that, among other things, continued stresses in the mortgage markets will continue to present financial challenges for ResCap in the near term. If our current ratings continue in effect or our ratings are further downgraded, it could increase the interest rate that we would have to pay to raise money in the capital markets, making it more expensive for us to borrow money and adversely impacting our access to capital.

•	Interest Rate Management: The interest rate risk profile of our liquidity can be separated from the actual debt issuances using derivative financial products. We issue both fixed and variable rate debt in a range of currencies. We use derivative contracts, primarily interest rate swaps, to effectively convert a portion of our fixed rate debt to variable rate debt and variable rate debt to fixed rate debt. The maturity structure of the derivatives generally corresponds to the maturity structure of the debt being hedged. In addition, we use other derivative contracts to manage the foreign exchange impact of certain debt issuances. Recently, we have been required to make significant cash payments under certain derivative contracts.

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

Liquidity and Capital Management Highlights through March 31, 2008

Domestic and international mortgage and capital markets have continued to experience significant dislocation. As a result, our liquidity was negatively impacted due to reduced committed lending levels and lower effective advance rates of our secured committed sources of liquidity. In addition, we have incurred significant losses in the first quarter of 2008, and many of our secured committed facilities experienced shorter dated extensions than in the past.

On February 21, 2008, our subsidiary, Residential Funding Company, LLC (“RFC”), entered into a secured credit agreement with GMAC, as a lender and as agent, to provide RFC with a revolving credit facility with a principal amount of up to $750.0 million. To secure the obligations of RFC under the credit agreement, RFC has pledged as collateral under a pledge agreement, among other things, its membership interest in RFC Resort Funding, LLC, a wholly-owned special purpose subsidiary of RFC, certain loans made by RFC to resort developers secured by time-share loans or agreements to purchase timeshares and certain loans made by RFC to resort developers to fund construction of resorts and resort-related facilities and all collections with respect to the pledged loans. This funding is supplemental to existing third-party financing for the Resort Finance business. On February 21, 2008, RFC borrowed $635.0 million under the credit agreement maturing on August 21, 2009 and subsequently drew an additional $20.0 million in March 2008.

On March 31, 2008, ResCap’s parent, GMAC, contributed notes of ResCap that GMAC had previously purchased in open market purchase transactions with a face amount of approximately $1.2 billion and a fair value of approximately $607.2 million to ResCap in exchange for 607,192 ResCap preferred units with a liquidation preference of $1,000 per unit. The ResCap preferred units are exchangeable at GMAC’s option on a unit-for-unit basis into preferred membership interests in IB Finance Holding Company, LLC (IB Finance) at any time after January 1, 2009, so long as neither ResCap nor any of its significant subsidiaries was the subject of any bankruptcy proceeding on or before that date. The ResCap preferred units have no voting rights, except as required by law, and are not transferable by GMAC to any party other than a wholly-owned affiliate of GMAC without the consent of ResCap’s board of directors, including a majority of the independent directors. The IB Finance preferred units are redeemable at the option of ResCap’s independent directors on any preferred distribution payment date in whole or in part for 100% of their liquidation preference plus any authorized but unpaid distributions on the IB Finance preferred units.

Also, on March 31, 2008, the secured funding facility for Business Capital Group’s construction assets went into early amortization due to Moody’s failure to reaffirm the facility rating.

On-going Liquidity and Capital Management Focus

On April 18, 2008, GMAC entered into a loan and security agreement maturing on October 17, 2008 with RFC and GMAC Mortgage, LLC to provide $750 million to fund mortgage servicing rights. To secure the obligations of RFC and GMAC Mortgage under the loan and security agreement, RFC and GMAC Mortgage have pledged as collateral their servicing rights and related contractual rights under certain pooling and servicing agreements and loan servicing agreements with respect to pools of first- and second-lien mortgage loans and home equity lines of credit. ResCap guarantees the prompt payment of the obligations of RFC and GMAC Mortgage under the loan and security agreement. Upon execution, both ResCap entities drew a combined advance of $468 million, which in turn indirectly paid down intercompany debt owed to ResCap.

We are highly leveraged relative to our cash flow, and our liquidity position has been declining. There is a significant risk that we will not be able to meet our debt service obligations, be unable to meet certain financial covenants in our credit facilities, and be in a negative liquidity position in June 2008. As of March 31, 2008, our liquidity portfolio (cash readily available to cover operating demands from across our business operations and maturing obligations) totaled $1.3 billion. In addition, we have expended a significant amount of our available cash in recent weeks. We have approximately $4.3 billion of unsecured long-term debt maturing during the remainder of 2008, consisting of approximately $1.2 billion aggregate principal amount of notes due in June 2008, approximately $1.8 billion of outstanding borrowings under our term loan due in July 2008, and approximately $1.1 billion aggregate principal amount of notes due in November 2008. Additionally, we had approximately $12.8 billion of secured, short-term debt outstanding as of March 31, 2008 with various maturity dates in 2008, excluding debt of GMAC Bank. In an effort to improve our short-term liquidity and our capital structure and generally reduce our financial risk, we have undertaken the following:

•	We are conducting debt tender and exchange offers, as previously announced, for our outstanding unsecured notes to improve our financial flexibility by extending the maturities of such indebtedness and reducing our overall indebtedness. We are offering eligible holders of ResCap notes that mature in 2008 and 2009, as well as holders of ResCap notes that mature in 2010 through 2015, the ability to exchange such notes for one of two newly-issued series of notes of ResCap. Holders of ResCap’s floating rate notes maturing on June 9, 2008 have the ability to tender such notes for cash. In addition, eligible holders participating in the exchange offers may elect to receive cash in lieu of new notes that they would otherwise receive pursuant to a “Modified Dutch Auction” process. Newly issued notes would be secured by a second or third priority lien on the assets that would secure the proposed senior secured credit facility with GMAC.

•	We are in negotiations with our parent, GMAC LLC (“GMAC”), to provide us with a new $3.5 billion senior secured credit facility, which would be used to fund the cash required for the previously announced offers, to repay the term loan maturing in July 2008 and to replace our $875.0 million 364-day revolving bank credit facility and our $875.0 million 3-year revolving bank credit facility. Such facility would be secured by a first priority lien in substantially all of our existing and after-acquired unencumbered assets remaining available to be pledged as collateral.

•	We are seeking amendments to substantially all of our secured bilateral facilities that would extend the maturities of such facilities from various dates in 2008 to May 2009 and eliminate or modify the tangible net worth covenant contained in such facilities. Although some of our secured facilities have been extended during 2008, the extensions have generally been for periods shorter than such facilities’ previous terms. Between March 31, 2008 and December 31, 2008, we have $28.8 billion, or 98%, of our secured committed capacity maturing.

•	We are in negotiations with GMAC for them to contribute to us by May 31, 2008 approximately $350.0 million principal amount of our outstanding notes held by GMAC in exchange for additional ResCap preferred units, which are exchangeable at GMAC’s option at any time after January 1, 2009, subject to certain conditions, into preferred units of IB Finance, the owner of GMAC Bank.

•	We are seeking approximately $150.0 million in additional borrowings under one of our existing secured facilities with GMAC, the availability of which is subject to us meeting certain conditions.

Even if we are successful in implementing all of the actions described above, we will be required, in order to satisfy our liquidity needs and comply with anticipated covenants to be included in our new debt agreements requiring maintenance of minimum cash balances, to consummate in the near term certain asset sales or other capital generating actions over and above our normal mortgage finance activities to provide additional cash of approximately $600 million by June 30, 2008. This additional cash required is solely an estimate based upon internal monthly cash forecasts targeting sufficient cash surpluses to prudently operate the business and remain in excess of our anticipated cash covenants. As we actively manage our liquidity, asset liquidation initiatives may include, among other things, sale of retained interest in our mortgage securitizations, marketing of loans secured by time-share receivables, marketing of our United Kingdom and Continental Europe mortgage loan portfolios, whole loan sales and marketing of businesses and platforms that are unrelated to our core mortgage finance business. Moreover, the amount of liquidity we need may be greater than currently anticipated as a result of additional factors and events (such as interest rate fluctuations and margin calls) that increase our cash needs causing us to be unable to independently satisfy our near-term liquidity requirements.

We are highly leveraged relative to our cash flow, and our liquidity position has been declining. There is a significant risk that we will not be able to meet our debt service obligations, be unable to meet certain financial covenants in our credit facilities, and be in a negative liquidity position in June 2008. While successful execution cannot be assured, management believes our plans referenced above, are sufficient to meet liquidity requirements for the next twelve months. If unanticipated market factors emerged and/or are unable to successfully execute our plan, it would have a material adverse effect on our business, results of operations and financial position.

Borrowings

	Outstanding as of
	March 31,	December 31,
	2008	2007
	(In millions)

Borrowings from parent	$655.0	$—
Collateralized borrowings in securitization trusts — long-term(a)(b)	9,368.6	16,145.7
Senior unsecured notes — long-term(a)(c)	13,874.1	14,550.4
Subordinated unsecured note — long-term(a)	577.0	758.3
Term loans and revolvers — long-term(a)	1,750.0	1,750.0
Bank lines — short-term	233.3	278.3
Bank lines — long-term(a)	33.7	33.2
Other unsecured — short-term	432.3	347.0
Other unsecured — long-term(a)	626.3	629.8

Subtotal unsecured borrowings	17,526.7	18,347.0

Secured — short-term	12,844.1	15,560.5
Secured — long-term(a)	593.3	927.7
FHLB — short-term	450.0	1,050.0
FHLB — long-term(a)	10,315.0	10,299.0

Subtotal secured borrowings	24,202.4	27,837.2

Total borrowings	51,752.7	62,329.9
Bank deposits	15,949.8	13,349.8

Total borrowings and deposits	67,702.5	75,679.7
Off-balance sheet financings	156,920.8	136,108.3

Total	$224,623.3	$211,788.0

(a)	Represents borrowings with an original contractual maturity in excess of one year.

(b)	See Note 16 — Fair Value — $4.3 billion of collateralized borrowings are recorded at fair value under SFAS No. 159 as of March 31, 2008.

(c)	March 31, 2008 and December 31, 2007 totals include $341.9 and $200.0 million, respectively, purchased and held by GMAC.

Funding Sources

Borrowings from Parent

On February 21, 2008, our subsidiary, RFC, entered into a secured credit agreement with GMAC, as a lender and as agent, to provide RFC with a revolving credit facility with a principal amount of up to $750.0 million. To secure the obligations of RFC under the credit agreement, RFC has pledged as collateral under a pledge agreement, among other things, its membership interest in RFC Resort Funding, LLC, a wholly-owned special purpose subsidiary of RFC, certain loans made by RFC to resort developers secured by time-share loans or agreements to purchase timeshares and certain loans made by RFC to resort developers to fund construction of resorts and resort-related facilities and all collections with respect to the pledged loans. This funding is supplemental to existing third-party financing for the Resort Finance business. On February 21, 2008, RFC borrowed $635.0 million under the credit agreement maturing on August 21, 2009 and subsequently drew an additional $20.0 million in March 2008.

Collateralized Borrowings in Securitization Trusts

As part of our ongoing funding and risk management practices, we have established secondary market trading and securitization programs that provide long-term financing primarily for our mortgage loans. Our access to securitization markets worldwide has been severely restricted since August 2007. We do not expect these markets to improve in the near term. We are adjusting our current business production levels and distribution strategies to respond to these market conditions.

As part of our strategy to limit the impact of nonprime asset value fluctuations on our financial statements, we completed the sale of residual cash flows related to a number of on-balance sheet securitization trusts in December 2007. At the same time, we completed the actions necessary to cause the securitization trusts to satisfy the Qualified Special Purpose Entity requirements of SFAS No. 140.

Unsecured and Secured Funding Facilities

The following tables highlight committed, uncommitted and total capacity under our secured and unsecured funding facilities as of March 31, 2008 and December 31, 2007. These facilities mature between April 2008 and March 2040. While we have generally been able to successfully renegotiate the renewals of most of our facilities in the past, counterparties have recently demanded more onerous terms in return for renewals. Such terms have included, among other things, shorter maturities upon renewal, lower overall borrowing limits, lower ratios of funding to collateral value for secured facilities and higher borrowing costs. Accordingly, there are no assurances that we will be able to renew or refinance maturing facilities on acceptable terms, or at all, in the future.

These tables do not include collateralized borrowings in securitization trusts, off-balance sheet financings, senior unsecured notes, our subordinated unsecured note, medium-term unsecured notes or bank deposits. The secured uncommitted facilities include FHLB advances.

	As of March 31, 2008			As of December 31, 2007
	Committed	Uncommitted	Total	Committed	Uncommitted	Total
	(In millions)

Unsecured funding facilities	$3,518.4	$928.5	$4,446.9	$3,517.5	$891.3	$4,408.8
Secured funding facilities	29,464.2	21,788.8	51,253.0	33,178.8	21,583.4	54,762.2

The unused capacity on the committed secured facilities can be utilized only upon pledge of eligible assets that we may not currently have available, or the capacity can provide funding for future asset acquisitions.

Certain of our credit facilities contain a financial covenant, among other covenants, requiring us to maintain a minimum consolidated tangible net worth (as defined in each respective agreement) as of the end of each fiscal quarter. Under the agreements, our tangible net worth cannot fall below a base amount plus an amount equal to 25% of our net income (if positive) for the fiscal year since the closing date of the applicable agreement. The most restrictive provision in our credit agreements requires a minimum tangible net worth of $5.4 billion. We complied with these provisions as of March 31, 2008. In connection with the negotiation of the proposed senior secured credit facility, we will attempt to negotiate changes to the existing financial covenants in our other credit facilities so that they are consistent with those of the senior secured credit facility, but there can be no assurance that such negotiations will be successful, or that counterparties will not demand additional concessions in return.

Our consolidated tangible net worth fluctuates based principally upon our operating results, among a number of other factors. If we are unable to modify or eliminate the tangible net worth covenant and if our financial condition does not improve, we may be unable to meet the requirements of the minimum consolidated tangible net worth covenant in the future. In the past, we have relied on capital infusions from GMAC to meet this test. We cannot give holders any assurance such infusions will continue.

Unsecured Funding Facilities

The following table shows the amount of outstanding, unused and total capacity under our unsecured committed facilities as of March 31, 2008 and December 31, 2007:

	Unsecured Committed Facilities
	As of March 31, 2008			As of December 31, 2007
		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity
	(In millions)

Syndicated bank credit facilities	$—	$875.0	$875.0	$—	$875.0	$875.0
364-day bank credit facilities revolver	—	875.0	875.0	—	875.0	875.0
International bank lines	18.4	—	18.4	17.5	—	17.5
Bank term loan	1,750.0	—	1,750.0	1,750.0	—	1,750.0

Total	$1,768.4	$1,750.0	$3,518.4	$1,767.5	$1,750.0	$3,517.5

We maintained $3.5 billion of unsecured syndicated bank facilities as of March 31, 2008 compared with $3.5 billion as of December 31, 2007, consisting of a $1.75 billion bank term loan committed through July 2008, an $875.0 million line of credit committed through June 2010 and an $875.0 million 364-day revolver committed through June 2008.

The following table shows the amount of outstanding, unused and total capacity under our unsecured uncommitted facilities as of March 31, 2008 and December 31, 2007:

	Unsecured Uncommitted Facilities
	As of March 31, 2008			As of December 31, 2007
		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity
	(In millions)

Lines of credit	$248.6	$23.5	$272.1	$243.8	$23.2	$267.0
International commercial paper	388.8	—	388.8	301.4	—	301.4
GMAC Bank Fed Funds	0.1	219.9	220.0	0.1	219.9	220.0
Other	45.6	2.0	47.6	100.9	2.0	102.9

Total	$683.1	$245.4	$928.5	$646.2	$245.1	$891.3

As of March 31, 2008, we had access to approximately $0.3 billion of unsecured lines of credit from financial institutions compared with $0.3 billion as of December 31, 2007. These lines are available on an uncommitted basis and borrowings under these lines mature in 30 to 365 days. We used borrowings under these lines for general working capital purposes.

In Mexico, we had 4.2 billion pesos ($0.4 billion) of commercial paper and bank lines of 2.8 billion pesos outstanding ($0.3 billion) as of March 31, 2008 compared with 3.3 billion pesos ($0.3 billion) and 2.3 billion pesos ($0.2 billion) outstanding, respectively, as of December 31, 2007.

Secured Funding Facilities

In the United States and in the other countries in which we operate, we use both committed and uncommitted secured facilities to fund inventories of mortgage loans held for investment, mortgage loans held for sale, lending receivables, mortgage servicing cash flows and securities. We use these facilities to provide funding for residential mortgage loans prior to their subsequent sale or securitization. We refer to the time period between the acquisition or origination of loans and their subsequent sale or securitization as the aggregation period. Prior to the market disruptions of August 2007, these aggregation facilities were primarily funded through the issuance of asset-backed commercial paper or similar short-term securities, both through programs we sponsor and through credit facilities obtained from other lenders’ commercial paper programs. Since August 2007, our access to the commercial paper markets has been severely curtailed, consistent with the experiences of other asset-backed commercial paper issuers. Other secured borrowings include transactions under repurchase agreements or similar arrangements or secured bank loans. The cost of funding related to these vehicles is priced off a short-term benchmark, such as highly-rated commercial paper, one month LIBOR or a similar index, plus a stated percentage over such cost and/or other costs of issuance. In the past, committed liquidity sources were generally renewed annually and at our discretion and the discretion of the third-party. The current market conditions have recently demanded more onerous terms in return for renewals. Such terms have, included among other things, shorter maturities upon renewal. Our secured borrowings, including our aggregation facilities, are repaid as the underlying assets are sold or securitized. Between April 1, 2008 and December 31, 2008, we have $28.8 billion, or 98%, of our secured committed capacity maturing.

The following table shows the amount of outstanding, unused and total capacity under our secured committed facilities as of March 31, 2008 and December 31, 2007:

	Secured Committed Facilities
	As of March 31, 2008			As of December 31, 2007
		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity
	(In millions)

Repurchase agreements	$2,961.7	$5,671.5	$8,633.2	$3,605.2	$5,313.7	$8,918.9
Receivables Lending Agreement (RLA)	—	5,462.6	5,462.6	170.0	5,292.6	5,462.6
Mortgage Asset Lending Agreement (MALA)	—	3,216.4	3,216.4	70.0	3,146.4	3,216.4
Bank facilities for construction lending receivables	1,602.7	31.1	1,633.8	1,804.8	45.4	1,850.2
Bank facility for mortgage servicing rights	1,292.0	308.0	1,600.0	1,444.0	656.0	2,100.0
Other	7,224.0	1,694.2	8,918.2	8,633.9	2,996.8	11,630.7

Total	$13,080.4	$16,383.8	$29,464.2	$15,727.9	$17,450.9	$33,178.8

Although unused capacity exists under our secured committed facilities, use of such capacity is conditioned upon certain collateral eligibility requirements and, as a result, our access to such capacity under these facilities may be limited.

Repurchase Agreements:  Borrowings under these arrangements are provided on either a committed or an uncommitted basis.

RLA and MALA:  RLA is a facility that funds our warehouse lending receivables via a syndicate of asset-backed commercial paper vehicles. As described in more detail below, RLA shares a funding commitment with MALA. The decline in borrowings under the RLA facility reflects our decision in 2007 to reduce our warehouse lending activities and the continuing disruptions in the asset-backed commercial paper market (which have made borrowings under this facility less available and more expensive). Accordingly, this capacity may have no practical benefit to our current business and operations.

MALA is a secured aggregation facility that funds residential mortgage loans during the aggregation period. The facility receives funding from a syndicate of asset-backed commercial paper vehicles. MALA shares a funding commitment with RLA. The MALA and RLA facilities have both short-term and long-term commitments. The two facilities had aggregate liquidity commitments of $8.7 billion as of March 31, 2008, which comprises a one-year commitment of $2.2 billion set to mature on May 29, 2008 and a three-year commitment of $6.5 billion set to mature on November 29, 2008. The decline in borrowings under the MALA facility reflects our decision in 2007 to restrict the amount of non-traditional mortgages that we make as well as the continuing disruptions in the asset-backed commercial paper market (which have made borrowings under this facility less available and more expensive). Due to changes in our business model, we do not anticipate that we will experience significant borrowings under the RLA and MALA facilities at least in the near term. Furthermore, due to asset concentration limits contained in the RLA facility, we may not be able to borrow under either of these facilities at the present time, or from time to time in the future. Accordingly, this capacity may have no practical benefit to our current business and operations.

Bank facilities:  As of March 31, 2008, we had facilities that fund construction and commercial lending receivables with aggregate liquidity commitments of $1.6 billion, which includes $199.6 (£100.0) million of liquidity commitments to fund lending receivables in the United Kingdom. In addition, we have arranged facilities to fund mortgage servicing rights on a committed basis. These facilities provided aggregate secured liquidity commitments of $1.6 billion as of March 31, 2008.

Other:  Other secured facilities include certain facilities to fund mortgage loans prior to their sale or securitization. Internationally this includes: $6.4 (£3.2) billion of liquidity commitments to fund loans in the United Kingdom, $1.0 (€0.7) billion of liquidity commitments to fund loans originated in the Netherlands, Germany and Spain, a $689.6 million (750.0 million Australian dollar) liquidity commitment to fund loans in Australia and a $66.4 million (710.9 million Mexican pesos) liquidity commitment to fund loans in Mexico. Domestically, other secured facilities to fund mortgage servicing advances had capacity of $0.7 billion as of March 31, 2008.

Bilateral secured facility:  Effective September 6, 2007, GMAC entered into an agreement with a financial services lender, pursuant to which the entity has committed to provide secured facilities through September 2008. A total of $14.4 billion became available for immediate funding upon execution of the facilities, with an additional $7.0 billion becoming available if and when the facilities are syndicated to other lenders. As of March 31, 2008, approximately $1.8 billion has been syndicated. Up to $8.0 billion of the facilities, depending on GMAC usage of the facilities, can be made available to us to fund mortgage assets. At March 31, 2008, the full capacity of the available secured commitment has been used for mortgage servicing rights (included in bank facilities). An additional $2.0 billion of whole loan repurchase capacity to fund conforming and certain non-conforming collateral was closed in December 2007, resulting in $3.5 billion total secured committed capacity to us from the facilities. Amounts we may borrow under the facilities are our sole obligation and are not guaranteed by GMAC in any form. Likewise, we are not obligated for any amounts GMAC may borrow under the facilities. In light of the recent credit rating agency events which occurred on April 23rd by Moody’s Investor Service and April 24th, 2008 by Standard and Poor’s, the facilities have re-affirmed its right to reduce the commitment of its loan agreement to fund mortgage servicing rights to an amount no less than $1.0 billion (decrease of $0.5 billion). While the lender has not indicated such an action will occur, they nevertheless reserve the right to exercise this reduction under their Rating Agency Commitment Reduction Option at any time and would require prepayment by us within one business day of the full amount necessary to reduce the Commitment Amount. As a result, we have disclosed $0.5 billion of the secured capacity as uncommitted capacity.

The following table shows the amount of outstanding, unused and total capacity under our secured uncommitted facilities as of March 31, 2008 and December 31, 2007:

	Secured Uncommitted Facilities
	As of March 31, 2008			As of December 31, 2007
		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity
	(In millions)

Repurchase agreements	$69.7	$7,134.0	$7,203.7	$368.3	$7,430.7	$7,799.0
Bank facility for mortgage servicing rights	1.0	499.0	500.0	—	—	—
Other	286.3	880.9	1,167.2	392.0	803.3	1,195.3

Total excluding FHLB advances	357.0	8,513.9	8,870.9	760.3	8,234.0	8,994.3
FHLB advances	10,765.0	2,152.9	12,917.9	11,349.0	1,240.1	12,589.1

Total	$11,122.0	$10,666.8	$21,788.8	$12,109.3	$9,474.1	$21,583.4

Although capacity exists under our secured uncommitted facilities, use of such capacity is conditioned upon certain collateral eligibility requirements, which means our access to such capacity under these facilities may be limited.

FHLB Advances:  As previously discussed, GMAC Bank has entered into an advances agreement with FHLB. Under the agreement, as of March 31, 2008 and December 31, 2007, GMAC Bank had assets pledged and restricted as collateral totaling $30.3 and $28.4 billion under the FHLB’s existing blanket lien on all GMAC Bank assets, including $10.2 and $8.2 billion of automotive division assets. However, the FHLB will allow GMAC Bank to encumber any assets restricted as collateral not needed to collateralize existing FHLB advances. As of March 31, 2008 and December 31, 2007, GMAC Bank had $15.3 and $12.8 billion of assets restricted as collateral that were available to be encumbered elsewhere, including $7.2 and $7.5 billion, of which were recorded on the automotive division of the GMAC Bank and would be subject to all provisions of our operating agreement with GMAC.

Our secured borrowings, including our aggregation facilities, are repaid as the underlying assets are sold or securitized. The following tables show the amounts of borrowings outstanding as of March 31, 2008 and December 31, 2007 under our secured borrowing arrangements:

	As of March 31, 2008
				Secured	Secured	Total
	Secured	Secured	Total	Committed	Uncommitted	Secured
	Committed	Uncommitted	Secured	Unused	Unused	Unused
	Outstanding	Outstanding	Outstanding	Capacity	Capacity	Capacity
	(In millions)

Mortgage loans and warehouse lending(a)	$9,485.7	$11,036.6	$20,522.3	$16,044.7	$10.167.8	$26,212.5
Other lending receivables(b)	1,602.7	—	1,602.7	31.1	—	31.1
Mortgage servicing rights(c)	1,292.0	1.0	1,293.0	308.0	499.0	807.0
Other	700.0	84.4	784.4	—	—	—

Total	$13,080.4	$11,122.0	$24,202.4	$16,383.8	$10,666.8	$27,050.6

	As of December 31, 2007
				Secured	Secured	Total
	Secured	Secured	Total	Committed	Uncommitted	Secured
	Committed	Uncommitted	Secured	Unused	Unused	Unused
	Outstanding	Outstanding	Outstanding	Capacity	Capacity	Capacity
	(In millions)

Mortgage loans and warehouse lending(a)	$11,687.7	$12,014.1	$23,701.8	$16,140.8	$9,474.1	$25,614.9
Other lending receivables(b)	1,804.8	—	1,804.8	45.4	—	45.4
Mortgage servicing rights(c)	1,444.0	—	1,444.0	656.0	—	656.0
Other	791.4	95.2	886.6	608.7	—	608.7

Total	$15,727.9	$12,109.3	$27,837.2	$17,450.9	$9,474.1	$26,925.0

(a)	Mortgage loans and warehouse lending is comprised of MALA, RLA, repurchase agreements, the Facilities, and FHLB advances.

(b)	Facilities that fund construction and commercial business lending receivables.

(c)	Facilities to fund mortgage servicing rights.

International Funding Facilities

The table below shows our borrowings outstanding, unused capacity and the total capacity of our international committed and uncommitted facilities as of March 31, 2008 and December 31, 2007. The amounts shown as outstanding are included in the total on-balance sheet borrowings (excluding bank deposits) under “— Borrowings” above. The amounts shown in the table below were also included in the amounts shown in the tables above relating to our combined secured and unsecured committed and uncommitted facilities. In both the United Kingdom and Continental European businesses, we continue to pursue the renewal of all debt facilities that are scheduled to mature within the next several months.

During the three months ended March 31, 2008, certain international facilities expired resulting in a decrease in $1.2 billion of secured committed financing capacity. At maturity, we repaid the lenders $0.9 billion of outstanding debt to fund the affected collateral.

	International Facilities
	As of March 31, 2008			As of December 31, 2007
		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity
	(In millions)

Committed international facilities	$7,185.6	$1,723.7	$8,909.3	$8,460.1	$2,428.8	$10,888.9
Uncommitted international facilities	923.6	904.4	1,828.0	937.2	826.6	1,763.8

Bank Deposits

GMAC Bank provides us another source of liquidity through its ability to accept deposits. As of March 31, 2008, GMAC Bank had approximately $15.3 billion of deposits, $1.8 billion of which were escrows related to our servicing of mortgage loans compared with $12.8 billion of deposits, $1.6 billion of which were escrows related to our servicing of mortgage loans, respectively as of December 31, 2007. These funds are generally available only for the operations of GMAC Bank, and cannot be used to fund the operations or liabilities of our other affiliates.

At March 31, 2008 and December 31, 2007, ResMor Trust Company also had approximately 696.4 million CAD ($680.6 million) and 514.1 million CAD ($521.7 million) of deposits, respectively.

Off-Balance Sheet Financings

Our total off-balance sheet financings were $156.9 billion as of March 31, 2008 and $136.1 billion as of December 31, 2007. A significant portion of our off-balance sheet financing relates to securitizations issued in off-balance sheet trusts. The off-balance sheet securitization trusts had aggregate outstanding balances of $156.9 billion as of March 31, 2008 and $136.1 billion as of December 31, 2007.

We participate in a number of off-balance sheet revolving securitizations collateralized by home equity lines of credit with credit capacity totaling approximately $10.2 billion. These securitizations are self-contained trusts that distribute cash between the borrowers. If at any point, the cash accessible to borrowers within the trust is not sufficient, we are obligated to fund any incremental draws on the lines by the borrower. The likelihood that we would be required to provide material cash funding outside of the self-contained trusts is remote. We are actively managing the available lines of credit within these trusts to reduce this potential risk.

Credit Ratings

The following table summarizes our current credit ratings and outlook from the major credit rating agencies:

	Commercial			Date of
Rating Agency	Paper	Senior Debt	Outlook	Last Action

Fitch	C	C	Watch ratings-negative	May 2, 2008
Moody’s	NP	Ca	Watch ratings-negative	May 2, 2008
S&P	C	CC	Watch ratings-negative	May 2, 2008
DBRS	R-5	CCC	Watch ratings-negative	May 5, 2008

Ratings reflect the rating agencies’ opinions of our financial condition, operating performance, strategic position and ability to meet our obligations. During the third quarter of 2007, a rating downgrade occurred with respect to our senior unsecured notes resulting in an increase of 100 basis points to our cost of funds related to the corresponding unsecured notes. Our credit ratings were further downgraded on November 1, 2007 by various credit rating agencies, resulting in an additional increase of 50 basis points to our cost of funds related the corresponding senior unsecured notes. A rating agency downgrade on February 22, 2008 resulted in an additional and final step-up of 50 basis points to our senior unsecured debt. There have been several additional rating downgrades that have occurred from February 5, 2008 up until the filing date of this document, none of which resulted in a change to our cost of funds. Furthermore, any action with respect to the credit ratings of GMAC could impact our ratings because of our position as a wholly-owned subsidiary of GMAC.

Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

Recently Issued Accounting Standards

Refer to Notes 1 and 2 of the Notes to Condensed Consolidated Financial Statements.

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

Based upon this modeling, the following tables summarize the estimated change in fair value of our interest rate-sensitive assets, liabilities and commitments as of March 31, 2008 and 2007 given several hypothetical, instantaneous, parallel-shifts in the yield curve:

	Change in Fair Value as of March 31, 2008
Change in Interest Rate (basis points)	−100	−50	+50	+100
	(In millions)

Mortgage servicing rights and other financial instruments:
Mortgage servicing rights and other retained interests	$(1,607)	$(889)	$848	$1,469
Impact of servicing hedge:
Swap-based	1,308	621	(554)	(1,043)
Treasury-based	3	1	(1)	(3)
Others	516	287	(327)	(682)

Mortgage servicing rights and other retained interests, net	220	20	(34)	(259)

Committed pipeline	70	60	(130)	(324)
Mortgage loan inventory	139	85	(97)	(217)
Impact of associated derivative instruments:
Mortgage-based	(218)	(129)	169	368
Eurodollar-based	(16)	(8)	8	16
Others	(14)	(7)	7	14

Committed pipeline and mortgage loan inventory, net	(39)	1	(43)	(143)

Net change in fair value related to other businesses	3	2	(2)	(3)

GMAC Bank:
Securities portfolio	11	6	(6)	(11)
Mortgage loans	285	161	(191)	(402)
Deposit liabilities	(11)	(6)	5	11
Federal Home Loan Bank advances	(261)	(131)	137	283
Other liabilities	(13)	(6)	6	13

GMAC Bank, net	11	24	(49)	(106)

Notes payable and capital securities	(118)	(59)	57	112
Impact of associated derivative instruments:
Swap-based	60	30	(29)	(57)

Notes payable and capital securities, net	(58)	(29)	28	55

Insurance company investment portfolios	1	1	(1)	(2)

Net change in fair value related to mortgage servicing rights and other financial instruments	$138	$19	$(101)	$(458)

Net change in fair value related to broker-dealer trading securities	$1	$—	$—	$—

Net change in fair value related to GMAC Auto Bank	$39	$20	$(20)	$(41)

	Change in Fair Value as of March 31, 2007
Change in Interest Rate (basis points)	−100	−50	+50	+100
	(In millions)

Mortgage servicing rights and other financial instruments:
Mortgage servicing rights and other retained interests	$(1,616)	$(784)	$615	$1,059
Impact of servicing hedge:
Swap-based	855	387	(304)	(542)
Treasury-based	146	71	(67)	(131)
Others	576	298	(306)	(613)

Mortgage servicing rights and other retained interests, net	(39)	(28)	(62)	(227)

Committed pipeline	127	75	(115)	(267)
Mortgage loan inventory	219	127	(160)	(352)
Impact of associated derivative instruments:
Mortgage-based	(140)	(84)	117	266
Eurodollar-based	(16)	(8)	8	16
Others	(144)	(80)	96	198

Committed pipeline and mortgage loan inventory, net	46	30	(54)	(139)

Net change in fair value related to other businesses	3	2	0	(2)

GMAC Bank:
Securities portfolio	2	1	(1)	(2)
Mortgage loans	165	99	(122)	(260)
Deposit liabilities	(10)	(5)	5	10
Federal Home Loan Bank advances	(182)	(93)	100	208
Other liabilities	(14)	(7)	7	14

GMAC Bank, net	(39)	(5)	(11)	(30)

Notes payable and capital securities	(257)	(127)	124	245
Impact of associated derivative instruments:
Swap-based	300	148	(145)	(286)

Notes payable and capital securities, net	43	21	(21)	(41)

Insurance company investment portfolios	2	1	(1)	(3)

Net change in fair value related to mortgage servicing rights and other financial instruments	$16	$21	$(149)	$(442)

Net change in fair value related to broker-dealer trading securities	$(1)	$(1)	$0	$(2)

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

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on management’s evaluation, our Chief Executive and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of March 31, 2008.

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

Kessler.  This putative class action was consolidated for settlement purposes with five other cases, all alleging that the plaintiffs obtained second-lien mortgage loans from either Community Bank of Northern Virginia or Guaranty National Bank of Tallahassee and that they were charged interest rates and fees violating the Pennsylvania Secondary Mortgage Loan Act. Plaintiffs additionally claim that the banks were not the actual lenders, but rather that the banks “rented” their banking charters to affiliates for the purpose of facilitating the assessment of “illegal” fees. They further allege that the affiliates either split the fees or kicked back the fees in violation of the Real Estate Settlement Procedures Act (“RESPA”). Plaintiffs sought to hold our subsidiary liable primarily on the basis that the subsidiary was an assignee of the mortgage loans. In December 2003, the U.S. District Court for the Western District of Pennsylvania gave its final approval to a proposed $41.1 million settlement for all six cases, inclusive of attorney fees. The settlement contemplated payment to approximately 44,000 borrowers nationwide. A group of seven plaintiffs’ class action counsel (“Objectors”) appealed the settlement in part on the grounds that the underlying litigation did not address possible Truth in Lending Act (“TILA”) or Home Ownership and Equity Protection Act (“HOEPA”) claims. In August 2005, the U.S. Court of Appeals for the Third Circuit vacated the district court’s approval of the settlement and remanded the matter to the district court to determine whether such claims were “viable”. The parties and the Objectors then briefed the issue of the “viability” of the TILA and HOEPA claims within this particular litigation. In July 2006, the parties amended the proposed settlement to address the Third Circuit’s concerns, and in October 2006, the trial court held that the purported TILA and HOEPA claims were not viable. In November 2006, the parties filed a motion seeking preliminary approval of the settlement, as amended. In late March 2007, the parties and the Objectors attended a hearing before a court-appointed magistrate to present arguments pertaining to the fairness and reasonableness of the proposed amended settlement. On July 5, 2007, the magistrate issued an advisory opinion ruling that the proposed modified settlement is “fair, reasonable, and adequate.” Following an October 9, 2007 hearing, the trial court on January 25, 2008 entered an order: (1) certifying the nationwide settlement class; (2) preliminarily approving the modified settlement; and (3) ordering that the settling parties give notice of the modified settlement to the settlement class, along with a new right of opt-out. The Objectors filed a writ of mandamus in the Third Circuit seeking immediate consideration of their objections to the modified settlement, but that writ was denied. The settlement administrator is in the process of sending out the new notice of class. If the settlement is not finally approved or is otherwise undone as a result of opt-outs or objections, our subsidiary intends to vigorously defend against these claims.

Murray.  This putative statewide class action was filed against our subsidiary in the United States District Court for the Northern District of Illinois in March 2005. Plaintiff’s counsel alleged that our subsidiary, in sending a “pre-approved offer” to the plaintiff, accessed the plaintiff’s credit report without authorization from the plaintiff and without a “permissible purpose” under the Fair Credit Reporting Act (“FCRA”) since the material allegedly did not qualify as a “firm offer of credit.” It also alleged that the material failed to make FCRA required notices and disclosures in a “clear and conspicuous” manner. Plaintiff sought statutory penalties for an allegedly willful violation of the statute. Class certification was denied by the district court, but that decision was reversed on appeal and the matter remanded to the district court for further proceedings, including amended cross-motions for summary judgment as well as a renewed motion for class certification. On April 10, 2007, the district court certified a narrow class limited to those residents of Will County, Illinois who received the mailer in question during the fall of 2004 and who could be identified from any available mailing list. The district court also granted in part and denied in part each of the parties’ summary judgment motions, opining that the mailer in question did not constitute a firm offer of credit, entering judgment in favor of our subsidiary on the clear and conspicuous disclosure issue, and finding a genuine issue of fact with respect to whether the alleged violation of FCRA could be said to be willful. On June 5, 2007, our subsidiary filed a motion for reconsideration on the willfulness issue based upon the U.S. Supreme

Court decision in Safeco Ins. Co., et al. v. Burr, et al. Upon reconsideration, on July 2, 2007, the district court vacated its order certifying the class and granted our subsidiary’s motion for summary judgment on the willfulness issue, entering judgment on behalf of our subsidiary. On April 18, 2008 the United States Court of Appeals for the Seventh Circuit affirmed the district court’s summary judgment for our subsidiary, holding in a non-published opinion that our subsidiary made a firm offer of credit and that any failure to make clear and conspicuous disclosures was not willful. On April 23, 2008, plaintiff filed a motion to vacate the April 18, 2008 opinion. Plaintiff contends the parties reached an enforceable settlement agreement prior to the date the April 18, 2008 opinion was entered, and seek to enforce that settlement. Our subsidiary intends to oppose that motion.

Parthiban.  This putative class action was filed against our subsidiary in the United States District Court for the Central District of California in August 2005. This litigation sought to recover for essentially the same conduct alleged in Murray although for a later class period and on behalf of a putative nationwide class that excludes any residents of Will County, Illinois. The district court granted our subsidiary’s motion to dismiss in part, striking four counts seeking declaratory and injunctive relief, and permitted the case to go forward on the same “firm offer of credit” claims present in Murray. (The plaintiff has voluntarily withdrawn her “clear and conspicuous” disclosure claims.) On June 28, 2007, while a class certification motion was pending and summary judgment motions had not yet been filed, the parties reached a settlement agreement in principle. The court preliminarily approved the settlement on September 13, 2007 with respect to a settlement class of 1.4 million members, each of whom is to be offered a free credit report and one year of free credit monitoring. Our subsidiary agreed not to contest an award of class counsel’s fees up to $1.1 million. As the hearing on final approval continued on January 7, 2008, the court approved the settlement and awarded attorney’s fees in the amount of $967,700. The settlement amount has been paid, and the period during which class members could claim the benefit of the class settlement has expired. This matter is now complete.

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

Item 1A.	Risk Factors.

Other than with respect to the risk factors below, there have been no material changes to the risk factors contained in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

Risks Related to Our Business

We have significant near-term liquidity issues and short-term debt maturities. There is a significant risk that we will not be able to meet our debt service obligations in the near-term.

We are highly leveraged relative to our cash flow with a declining liquidity portfolio. As of March 31, 2008, our liquidity portfolio (cash readily available to cover operating demands from across our business operations and maturing obligations) totaled $1.3 billion. In addition, we have expended a significant amount of our available cash in recent weeks. We have approximately $4.3 billion of long-term unsecured debt maturing during the remainder of 2008, consisting of approximately $1.2 billion aggregate principal amount of notes due in June 2008, approximately $1.8 billion of outstanding borrowings under our term loan due in July 2008, and approximately $1.1 billion aggregate principal amount of notes due in November 2008. Additionally, we had approximately $12.8 billion of secured, short-term debt outstanding as of March 31, 2008 with various maturity dates in 2008, excluding debt of GMAC Bank. Between April 1, 2008 and December 31, 2008, we have $28.8 billion, or 98%, of our secured committed capacity maturing. In the first quarter of 2008, the combination of reduced credit commitments and lower effective advance rates resulted in a substantial reduction of secured liquidity.

In our efforts to address our near-term liquidity situation and our capital structure, and to generally reduce our financial risk, we have undertaken a plan, which includes: the debt tender and exchange offers previously announced; a proposed $3.5 billion secured credit facility with our parent, GMAC; amendments to substantially all of our secured bilateral facilities unrelated to GMAC Bank that would extend the maturities of such facilities and eliminate or modify the tangible net worth covenant contained in such facilities; the contribution to us of approximately $350.0 million principal amount of our outstanding notes held by GMAC in exchange for additional ResCap preferred units; and approximately $150.0 million in additional borrowings under one of our existing secured facilities with GMAC, the availability of which is subject to us meeting certain conditions. Even if we are successful in implementing all of the actions described above, satisfying our liquidity needs and complying with any anticipated covenants to be included in our new debt agreements requiring maintenance of minimum cash balances will require us to consummate in the near term certain asset sales or other capital generating actions over and above our normal mortgage finance activities to provide additional cash of approximately $600 million by June 30, 2008. This additional cash required is solely an estimate based upon internal monthly cash forecasts targeting sufficient cash surpluses to prudently operate the business and remain in excess of our anticipated cash covenants.

If any of the components of our plan are unsuccessful and our liquidity position does not otherwise improve, there is a material risk that we will be unable to meet certain of our obligations as they come due, we will be unable to meet certain financial covenants in our credit facilities, and we will be in a negative liquidity position in June 2008.

Moreover, even if we are successful in implementing all of the actions described above, our ability to satisfy our liquidity needs and comply with any covenants included in our debt agreements requiring maintenance of minimum cash balances may be affected by additional factors and events (such as interest rate fluctuations and margin calls) that increase our cash needs making us unable to independently satisfy our near-term liquidity requirements.

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

Our liquidity has been significantly impaired, and may be further impaired, due to circumstances beyond our control, such as adverse changes in the economy and general market conditions. Continued deterioration in our business performance could limit, and recent reductions in our credit ratings have limited, our ability to access the capital markets on favorable terms. During recent volatile times in the capital and secondary markets, especially since August 2007, access to aggregation and other forms of financing, as well as access to securitization and secondary markets for the sale of our loans, has been severely constricted. Furthermore, our access to capital has been impacted by changes in the market value of our mortgage products and the willingness of market participants to provide liquidity for such products.

Our liquidity may also be adversely affected by margin calls under certain of our secured credit facilities that are dependent in part on the lenders’ valuation of the collateral securing the financing. Each of these credit facilities allows the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market values. If a lender determines that the value of the collateral has decreased, it may initiate a margin call requiring us to post additional collateral to cover the decrease. When we are subject to such a margin call, we must provide the lender with additional collateral or repay a portion of the outstanding borrowings with minimal notice. Any such margin call could harm our liquidity, results of operation, financial condition and business prospects. Additionally, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition. Furthermore, continued volatility in the capital markets has made determination of collateral values uncertain compared to our historical experience, and many of our lenders are taking a much more conservative approach to valuations. As a result, the frequency and magnitude of margin calls has increased, and we expect both to remain high compared to historical experience for the foreseeable future.

Recent developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to nonprime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products. As a result, our liquidity has been and will continue to be negatively impacted by margin calls and changes to advance rates on our secured facilities. One consequence of this funding reduction is that we may decide to retain interests in securitized mortgage pools that in other circumstances we would sell to investors, and we will have to secure additional financing for these retained interests. If we are unable to secure sufficient financing for them, or if there is further general deterioration of liquidity for mortgage products, it will adversely impact our business. In addition, a number of our financing facilities have relatively short terms, typically one year or less, and a number of facilities are scheduled to mature during 2008. Additionally, we have $4.3 billion of unsecured long-term debt maturing in 2008, which includes $2.3 billion of senior unsecured notes. Though we have generally been able to renew maturing facilities when needed to fund our operations, in recent months counterparties have often negotiated more conservative terms. Such terms have included, among other things, shorter maturities upon renewal, lower overall borrowing limits, lower ratios of funding to collateral value for secured facilities and higher borrowing costs. Facilities that were extended were generally for shorter terms than we previously have experienced. There can be no assurance that we will be able to renew other maturing credit facilities on favorable terms, or at all.

We have a significant amount of existing debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our financial condition and our ability to react to changes in our business.

We have a significant amount of debt and may (subject to applicable restrictions in our debt instruments and market conditions) incur additional debt in the future.

Our significant amounts of debt could have other important consequences to you. For example, the debt will or could:

•	Require us to dedicate a significant portion of our cash flow from operating activities to payments on our and our subsidiaries’ debt, which will reduce our funds available for working capital, capital expenditures and other general corporate expenses;

•	limit our flexibility in planning for, or reacting to, changes in our business, the residential mortgage industry and the economy at large;

•	place us at a disadvantage as compared to our competitors that have proportionately less debt or that are able to incur or refinance debt or more favorable terms;

•	make us vulnerable to interest rate increases, because a portion of our borrowings are, and will continue to be, at variable rates of interest;

•	expose us to increased interest expense as we refinance existing lower interest rate instruments;

•	adversely affect our relationship with customers and suppliers; and

•	make it more difficult for us to satisfy our obligations to the holders of our notes and for our subsidiaries to satisfy their guarantee obligations where applicable.

Given current conditions, we cannot assure you that we will possess sufficient cash flow and liquidity to meet all of our long-term debt service requirements and other obligations. Our cash flow may be affected by a variety of factors, many of which are outside of our control, including regulatory issues, competition, financial markets and other general business conditions.

Our current ratings could adversely affect our ability to raise capital in the debt markets at attractive rates which could negatively impact our results of operations and financial condition.

Each of Standard & Poor’s Rating Services, Moody’s Investors Service, Inc., Fitch, Inc. and Dominion Bond Rating Service rates our debt. A rating agency downgrade on February 22, 2008, resulted in an additional and final step-up of 50 basis points to our senior unsecured debt. On February 5th, February 22nd, March 3rd, April 23rd, April 24th, April 29th, May 2nd and May 5th additional rating downgrades were enacted by all four rating agencies. All of these agencies currently maintain a negative outlook with respect to our ratings. Ratings reflect the rating agencies’ opinions of our financial strength, operating performance, strategic position and ability to meet our obligations. Agency ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

If our current ratings continue in effect or our ratings are further downgraded, it could increase the interest rate that we would have to pay to raise money in the capital markets, making it more expensive for us to borrow money and adversely impacting our access to capital. As a result, our ratings could negatively impact our business, results of operations and financial condition.

A substantial portion of our operating cash from time to time may be derived from funds provided to us as credit support by parties to various hedging arrangements. In the event interest rates change, we may be required to repay promptly all or a portion of such amounts.

We employ various economic hedging strategies to mitigate the interest rate and prepayment risk inherent in many of our assets, including our mortgage loans held for sale portfolio, our mortgage servicing rights and our portfolio of mortgage loans held for investment and interests from securitizations At any time, a substantial portion of our operating cash consists of funds delivered to us as credit support by counterparties to these arrangements. Although we pay such parties interest on such funds and believe there are no restrictions on our ability to utilize these funds, in the event that interest rates rise, we could be required to return promptly all or a portion of such funds and, if rates change dramatically, to deliver amounts in excess of such funds to such counterparties. If the amount we must repay or deliver is substantial, depending on our liquidity position at that time, we may not be able to pay such amounts as required.

Current conditions in the residential mortgage market and housing markets may continue to adversely affect our earnings and financial condition.

Recently, the residential mortgage market in the United States and Europe has experienced a variety of difficulties and changed economic conditions that adversely affected our earnings and financial condition in full-year 2007 and in 2008 to date. Delinquencies and losses with respect to our nonprime mortgage loans increased significantly and may continue to increase. Housing prices in many parts of the United States and the United Kingdom have also declined or stopped appreciating, after extended periods of significant appreciation. In addition, the liquidity provided to the mortgage sector has recently been significantly reduced. This liquidity reduction combined with our decision to reduce our exposure to the nonprime mortgage market caused our nonprime mortgage production to decline, and such declines may continue. Similar trends are emerging beyond the nonprime sector, especially at the lower end of the prime credit quality scale, and may have a similar effect on our related liquidity needs and businesses in the United States and Europe. These trends have resulted in significant writedowns to our mortgage loans held for sale and trading securities portfolios and additions to our allowance for loan losses for our mortgage loans held for investment and warehouse lending receivables portfolios. A continuation of these conditions, which we anticipate in the near term, may continue to adversely affect our financial condition and results of operations.

Moreover, the continued deterioration of the U.S. housing market and decline in home prices in 2007 in many U.S. and international markets, along with the expected continued decline in 2008, are likely to result in increased delinquencies or defaults on the mortgage assets we own and service. Further, loans that were made based on limited credit or income documentation also increase the likelihood of future increases in delinquencies or defaults on mortgage loans. An increase in delinquencies or defaults will result in a higher level of credit losses and credit-related expenses, which in turn will reduce our revenues and profits. Higher credit losses and credit-related expenses also could adversely affect our financial condition.

Our lending volume is generally related to the rate of growth in U.S. residential mortgage debt outstanding and the size of the U.S. residential mortgage market. Recently, the rate of growth in total U.S. residential mortgage debt outstanding has slowed sharply in response to the reduced activity in the housing market and national declines in home prices. A decline in the rate of growth in mortgage debt outstanding reduces the number of mortgage loans available for us to purchase or securitize, which in turn could lead to a reduction in our revenue, profits and business prospects.

Given the recent disruptions and changes in the mortgage market, we face the need to make significant changes in our business processes and activities. At the same time, we are experiencing losses of staff resources at many levels, as a result of both attrition and our previously announced restructuring. The loss of staff beyond our control increases the difficulty we face in executing these adaptive changes to our business, and those difficulties represent an additional risk to our business and operating results.

We use estimates and various assumptions in determining the fair value of certain of our assets, and in determining our allowance for loan losses. If our estimates or assumptions prove to be incorrect, we may be required to write down the value of these assets or increase our allowance for loan losses, either of which could adversely affect our earnings and financial condition.

We use estimates and various assumptions in determining the fair value of our mortgage servicing rights and interests that continue to be held from our securitizations, valuation of our mortgage loans held for sale and real estate owned and in determining our allowance for loan losses on our portfolio of mortgage loans held for investment and our business lending receivables. The value of these assets and the size of our loss allowances are functions of various estimates and assumptions we use, including delinquency, loss, prepayment speed and discount rate. These factors have been exacerbated by the continued decline of the domestic housing market, especially (but not exclusively) with regard to the nonprime sector, which has also caused significant stress on certain of our business lending customers. Our actual experience may differ materially from these estimates and assumptions. A material difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, financial condition and business prospects.

We remain exposed to credit risk associated with the assets held in our portfolio of mortgage loans held for sale and investment and interests from our securitization activities, and higher rates of delinquency and default rates could adversely affect our profitability and financial condition.

We are exposed to delinquencies and losses through our portfolio of interests from our securitization activities and mortgage loans held for sale and investment. Delinquency rates have risen with the continued decline in the domestic housing market, especially with regard to the nonprime sector. As of March 31, 2008, nonprime mortgage loans were 28% of our mortgage loans held for investment portfolio and 22% of our mortgage loans held for sale portfolio. As of December 31, 2007, nonprime mortgage loans were 40% and 17% of our respective loan portfolios.

Furthermore, the effects of ongoing adverse mortgage market conditions, combined with the ongoing correction in residential real estate market prices and reduced home price levels, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans that we hold and potential gains on sale of mortgage loans. Declining real estate prices and higher interest rates have caused higher delinquencies and losses on certain mortgage loans. We believe that these trends are likely to continue for the near term. These conditions have resulted in losses, write downs and impairment charges in our mortgage, business lending and other lines of business. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could result in higher delinquencies and greater charge-offs in future periods, which adversely affect our revenues and profits.

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

Our profitability may be directly affected by changes in interest rates. The following are some of the risks we face relating to an increase in interest rates:

•	Rising interest rates generally reduce our residential mortgage loan production as borrowers become less likely to refinance and acquiring a new home becomes more expensive. Rising interest rates may also reduce demand for our other lending activities, including our warehouse lending and business capital activities. If demand for our loans decreases, our earnings may decrease.

•	During periods of rising interest rates, the value and profitability of our mortgage loans may be harmed from the date of origination (or interest rate lock) or purchase commitment until the date we sell or securitize the mortgage loans. In addition, the spread between the interest we receive on our mortgage loans during this aggregation period and our funding costs may be reduced by increases in market interest rates. As long as our access to the securitization market and our ability to execute whole loan sales remain constrained, the period during which we are exposed to these risks will be extended, and our earnings may decrease as a result.

•	Rising interest rates will generally reduce the value of mortgage loans and our interests that we continue to hold from our securitizations in our investment portfolio. For example, some of the interests we retain in connection with our securitizations are entitled to cash-flows that primarily represent the difference between the amount of interest collected on the underlying mortgage loans and the amount of interest payable to the holders of senior securities in the related securitization. In certain of these securitizations, the underlying mortgage loans generally have fixed interest rates for the first two or three years while the interest rate payable to holders of the senior securities is generally based on an adjustable London Inter-Bank Offered Rate, or LIBOR. In other securitizations, the underlying mortgage loans have variable interest rates that are based on indices other than LIBOR while the interest rate payable to holders of securities is generally based on LIBOR. If LIBOR increases during the time that the mortgage loans are fixed, or increases at a faster rate than the rate at which the underlying loans adjust, the income and value of our interests from these securitizations will be reduced. This would reduce the amount of cash we receive over the life of the loans in securitizations structured as financings and from our interests, and could require us to reduce the carrying value of these interests.

•	Rising interest rates will generally reduce the demand for residential real estate related services, including our brokerage and relocation services, which may reduce the income we receive from these services.

•	Rising interest rates could result in a significant margin call under our hedging arrangements, which would require us to provide the counterparty with additional cash collateral.

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

Our hedging strategies may not be available to us or may not be effective in mitigating the risks related to changes in interest rates and could affect our profitability and financial condition, as could our failure to comply with hedge accounting principles and interpretations. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. Recently, we have incurred significant losses associated with our interest rate hedges, and it is likely that there will be periods in the future, during which we incur losses after accounting for our hedging strategies. The success of our interest rate risk management strategy is largely dependent on our ability to predict the earnings sensitivity of our loan servicing and loan production activities in various interest rate environments. Our hedging strategies also rely on assumptions and projections regarding our assets and general market factors. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates or prepayment speeds, we may incur losses that could adversely affect our profitability and financial condition.

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

Recent negative developments in our mortgage markets have led us to reduce the number of mortgage products we offer.

As a result of decreased liquidity for a number of mortgage products, including nonprime mortgage products and many products offered through our international businesses, we no longer offer those products in the affected markets. In our domestic mortgage business, we have shifted the bulk of our loan production to prime mortgage products that conform to the requirements of government-sponsored enterprises. In our international business, we generally restrict originations to those products and markets for which liquidity remains available. The products that are currently relatively liquid are generally not as profitable as the broader range of products we have traditionally offered. In addition, in the U.S. and some other markets, a number of competitors offer similar mortgage products, resulting in compression on interest margins and gains on sales. As a result, our operations will generally be less profitable than they would be if we were able to offer a more diversified product line.

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

Our loan underwriting process, including our Assetwise Direct, Engenious® and other underwriting and pricing systems in each country and market in which we operate, depends heavily on risk-based pricing models. Because our risk-based pricing models are based primarily on standard industry loan loss data supplemented by our historical loan loss data and proprietary systems, and because the models cannot predict the effect of financial market and other economic performance factors, our risk-based pricing models may not be a complete and accurate reflection of the risks associated with our loan products. Certain of our loan products have proven to be more risky than our risk-based pricing models predicted, which contributed to write downs of our mortgage loans held for sale as well as our retained interests from securitizations and negatively impacted our profitability and financial condition in 2007. Unless this changes, our profitability and financial condition would continue to be adversely affected.

Changes in existing U.S. government-sponsored mortgage programs, or disruptions in the secondary markets in the United States or in other countries in which we operate, could adversely affect our profitability and financial condition.

Our ability to generate revenue through mortgage loan sales to institutional investors in the United States depends to a significant degree on programs administered by government-sponsored enterprises such as Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of mortgage-backed securities in the secondary market. These government-sponsored enterprises play a powerful role in the residential mortgage industry and we have significant business relationships with them. Proposals are being considered in Congress and by various regulatory authorities that would affect the manner in which these government-sponsored enterprises conduct their business, including proposals to establish a new independent agency to regulate the government-sponsored enterprises, to require them to register their stock with the U.S. Securities and Exchange Commission, to reduce or limit certain business benefits that they receive from the U.S. government and to limit the size of the mortgage loan portfolios that they may hold. In addition, the government-sponsored enterprises themselves have been negatively affected by recent mortgage market conditions. Any discontinuation of, or significant reduction in, the operation of these government-sponsored enterprises could adversely affect our revenues and profitability. Also, any significant adverse change in the level of activity in the secondary market, including declines in the institutional investors’ desire to invest in our mortgage products, could adversely affect our business.

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

When we originate and purchase mortgage loans, we rely heavily upon information supplied by third-parties, including the information contained in the loan application, property appraisal or other indicators of property value, title information and employment and income documentation. In connection with our business lending and investment activities, including our warehouse lending activities, we also rely heavily on third-party information and assessments. If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected prior to loan funding or investment, the value of the loan or investment may be significantly less than expected. The risk is typically higher when we purchase a loan from a third-party seller. Whether a misrepresentation is made by the loan applicant, the mortgage broker, the correspondent lender, another third-party or one of our own employees, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsalable or subject to repurchase if it is sold prior to detection of the misrepresentation. Although we may have rights against persons and entities who made or knew or should have known about the misrepresentation, it is often difficult to recover any monetary losses that we have suffered as a result of their actions.

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

Our business and earnings are sensitive to general business and economic conditions in the United States and in the markets in which we operate outside the United States. These conditions include short-term and long-term interest rates, inflation, fluctuations in the debt capital markets, and the strength of national and local economies. We have been negatively impacted due to the significant stress in the residential real estate and related capital markets in 2007, and, in particular, the lack of home price appreciation in many markets in which we lend. If the rate of inflation were to increase, or if the debt capital markets or the economies of the United States or our markets outside the United States were to continue in their current condition or further weaken, or if home prices experience further declines, we could continue to be adversely affected and it could become more expensive for us to conduct our business. For example, business and economic conditions that negatively impact household incomes or housing prices could continue in their current condition or further decrease the demand for our mortgage loans and the value of the collateral underlying our portfolio of mortgage loans held for investment and interests that continue to be held by us , and further increase the number of consumers who become delinquent or default on their mortgage loans. In addition, the rate of delinquencies, foreclosures and losses on our mortgage loans (especially our nonprime loans) as experienced recently could be higher during more severe economic slowdowns. Any sustained period of increased delinquencies, foreclosures or losses could further harm our ability to sell our mortgage loans, the prices we receive for our mortgage loans or the value of our portfolio of mortgage loans held for investment or interests from our securitizations, which could harm our revenues, profitability and financial condition. Continued adverse business and economic conditions could, and in the near term likely will, further impact demand for housing, the cost of construction and other related factors that have harmed, and could continue to harm, the revenues and profitability of our business capital operations. For example, economic conditions that decrease demand for housing could adversely impact the success of a development project to which we have provided capital, which could adversely affect our return on that capital.

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

We operate in a highly competitive industry. Competition for mortgage loans and business lending in each country in which we operate comes primarily from financial service companies, including large commercial banks and savings institutions. Many of our competitors have fewer regulatory constraints than we have. For example, national banks and federal savings and loan institutions in the United States are not subject to certain state laws and regulations targeted at so-called predatory lending practices and we could be at a competitive disadvantage with respect to legitimate nonprime lending opportunities. Some of our competitors also have lower cost structures, lower cost of capital and are less reliant on selling mortgage loans into the secondary market due to their greater portfolio lending capacity. We face competition in such areas as mortgage product offerings, rates and fees, and customer service, both at the retail and institutional level. In addition, establishing relationships with mortgage brokers requires a relatively small commitment of capital and personnel, and this low barrier to entry permits new competitors to enter our markets quickly and compete for our mortgage loan production through this channel. As the withdrawal of liquidity from nonconforming mortgage products has dictated that we increase our reliance on conforming mortgage production, the lower cost structures of some of our competitors becomes an increasingly important competitive factor.

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

Our financial statements are subject to the application of U.S. generally accepted accounting principles, which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by recognized authoritative bodies, including the Financial Accounting Standards Board and the SEC. Those changes could adversely affect our reported revenues, profitability or financial condition. In addition, new or revised accounting standards may impact certain of our business lending products, which could adversely affect our profitability.

An interruption in or breach of our information systems may result in lost business, regulatory actions or litigation or otherwise harm our reputation.

We rely heavily upon communications and information systems to conduct our business in each country and market in which we operate. Any failure or interruption of our information systems or the third-party information systems on which we rely could adversely impact our business in several ways, including underwriting or other delays, fewer loan applications being received, slower or incorrect processing of applications and reduced efficiency in loan servicing. We are required to comply with significant U.S. and state regulations, as well as similar laws in other countries in which we operate, with respect to the handling of consumer information, and a breach in security of our information systems could result in regulatory action and litigation against us. If a failure, interruption or breach occurs, it may not be immediately detected or adequately addressed by us or the third-parties on which we rely. Such a failure, interruption or breach could harm our reputation, revenues, profitability and business prospects.

The success and growth of our business may be adversely affected if we do not adapt to and implement technological changes.

Our mortgage loan production and servicing operations are dependent upon our ability to effectively interface with our brokers, borrowers and other third-parties and to produce and service the loans efficiently. These operations are becoming more dependent upon technological advancement, such as the ability to process loan applications over the internet, accept electronic payments and provide immediate status updates. To the extent that we become reliant on any particular technology or technological solution, we may be harmed if the technology or technological solution:

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

As a result of significant restrictions on liquidity in the local mortgage markets for Spain, Germany and The Netherlands, we have recently suspended origination of new mortgage business in those markets, except for the fulfillment of existing commitments. Though we continue to service and manage the existing loans and other assets related to these businesses, there can be no assurance that liquidity will return to these markets in the near future. Liquidity constraints have also reduced new originations in our mortgage business in the United Kingdom. Continued liquidity constraints in these markets, which are expected to continue in the near term, are likely to affect negatively our revenues, profits and business prospects, as well as imposing additional demands on our overall liquidity and funding needs.

Our business capital activities expose us to additional risks that may adversely affect our revenues and profitability.

We finance residential and resort development and construction projects, provide sale-leasebacks of model homes to homebuilders and grant lot options to homebuilders. We also make equity investments in residential development and construction projects as well as entities that conduct those projects and extend secured and unsecured working capital loans to certain customers. Our investments in and financings of these projects and entities involve significant risks because, among other things, the projects are not complete at the time of the investment or financing. The performance of our investment or repayment of our financing is ultimately dependent on the success of the project. In addition, we have binding legal commitments to lend to fund the construction of certain projects, even though these projects may be negatively affected by current adverse market trends. With regard to investments in residential developers, builders and similar entities and unsecured working capital loans made to them, the success or failure of an investment or loan is dependent on the financial performance of the entity. If any entity in which we invest or to which we have extended unsecured credit fails, we could lose all or part of our investment or loan in that entity.

Furthermore, we may not be able to dispose of our investment on favorable terms or at all, particularly if our investments are in non-marketable equity securities of a private company or are otherwise illiquid. We may need to complete construction of a model home or construction of a model home or construction project, complete site preparation work and remove tax and mechanics liens in order to sell a property related to a contract in which the related builder has defaulted or related to a lot option that has terminated. In addition, we may incur additional costs pending sale, such as property taxes, homeowners’ association dues, maintenance costs, insurance costs and legal fees.

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

Loans to, and investments in, these projects are considered more risky than residential mortgage loans, in part because development and construction costs are inherently difficult to determine at the commencement of a project, the loans or investments are typically larger, the construction may not be completed timely, if at all, and the underlying collateral may be less marketable. In addition, some of our loans are secured by a pledge of the equity interests in the related developer and are subordinate to more senior loans secured by a mortgage or the project. Our equity investments in these projects, if applicable, are subordinate to all debt financings to the projects. If we have made both a loan and an equity investment in a construction project, there is a risk that our loan could be further subordinated by a court and deemed to be part of our equity investment. We have established an allowance for loan losses in our financial statements intended to cover our exposure to loans on these projects. However, losses may exceed our allowance, which could adversely affect our profitability and financial condition.

The value of our investment in, or mortgage on, model homes leased to builders, and in lots under option to builders have been and may be further impaired at any time if builders exercise their option to terminate their leases, or terminate their purchase options, or we terminate a model home base or lot option due to a builder default. Impairments on model leases and lots under options have been and may also be further taken even though the builder has not terminated. During the period ended March 31, 2008, these terminations have occurred, and may continue to occur, when the value of the related assets has fallen from the values attributed to those assets at the commencement of the transaction with the builder or the builder has elected to terminate the related project or suffered financial distress.

A significant portion of our business is in the States of California and Florida, and our business may be significantly harmed by a slowdown in the economy or the occurrence of a natural disaster in California or Florida.

A significant portion of the mortgage loans we originate, purchase and service are secured by properties in California and Florida. A significant portion of our warehouse lending and business capital activities are also concentrated in California and Florida.

A continuation of current adverse conditions or a further decline in the economy or the residential real estate market in California or Florida, or the occurrence of a natural disaster such as an earthquake, tropical storm or wildfire, could decrease the value of mortgaged properties in California or Florida. This, in turn, would increase the risk of delinquency, default or foreclosure on our mortgage loans held for investment or with respect to which we are exposed to the credit risk. The occurrence of any of these events could restrict our ability to originate, sell or securitize mortgage loans, impact the repayment of advances under our warehouse loans and adversely affect our business, profitability and financial condition.

A decline in the economy or the residential real estate market in California or Florida, or the occurrence of a natural disaster, could also undermine the demand for the construction of new homes, undermine the development of residential real estate or delay the completion or sale of residential construction and development projects. The occurrence of any of these events could adversely affect our business capital activities.

If GMAC were to become the subject of a bankruptcy proceeding and we were substantively consolidated with GMAC, our assets would become subject to the claims of our creditors and the creditors of GMAC.

If GMAC were to become the subject of a bankruptcy proceeding, the bankruptcy court could disregard the separate legal existence of ResCap and “substantively consolidate” us with GMAC. If this were to occur, our assets and the assets of GMAC would be subject to the claims of creditors of all entities so consolidated.

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

GMAC indirectly owns all of our outstanding membership interests and has the power to elect and remove all of our directors, including the two independent directors who are required under an operating agreement to which we and GMAC are a party. As of the date hereof, the two independent director positions are currently vacant. The operating agreement may be amended by the parties thereto, except for amendments that materially and adversely affect the rights of the holders of our outstanding notes, which require the approval of a majority of the independent directors. The operating agreement may be terminated by the parties thereto provided a majority of the independent directors approve the termination. The operating agreement also terminates if we cease to be a direct or indirect subsidiary of GMAC.

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

New and proposed legislation and court rulings with respect to so-called predatory lending practices and other lending practices could restrict our ability to produce mortgage loans or service, which could harm our revenues and profitability.

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

Other state laws either passed or under consideration impose significant new requirements on loans that are not considered “high cost” loans. While these requirements typically do not impose liability on assignees of mortgage loans such as loan buyers and securitization trusts, they impose new requirements related to the underwriting of mortgage loans. For example, several states have passed laws imposing requirements on how a lender must determine whether the borrower has the ability to repay the loan, including requirements on verification of income, and imposing requirements on how a lender must determine whether the borrower has received a reasonable tangible net benefit. Some of these requirements are ambiguous, which may make it difficult to comply with the laws and may increase our exposure to litigation.

On February 25, 2008, a Superior Court judge in Massachusetts issued a preliminary injunction barring Fremont Investment & Loan from foreclosing — without prior consent of the Attorney General and/or the Court — certain sub-prime loans that it originated between 2004 and 2007. These loans have characteristics that were once standard and permissible in the industry, but are now presumptively unfair under Massachusetts’ consumer protection statute. The Court acknowledged that the loans did not violate any federal or state law at the time they were originated. However, the Court concluded that, even though the loans were not “high cost mortgage loans” governed by the Massachusetts Predatory Home Loan Practices Act (“the Act”), it is reasonable for the Court to consider whether the loans at issue fall within the “penumbra” of the concept of unfairness reflected in the Act. The four characteristics that render the Fremont loans presumptively unfair are: (1) the loans were adjustable rate loans with an introductory period of three years or less (generally, a 2/28 or 3/27 ARM); (2) the loans have an introductory or “teaser” rate for the initial period that was significantly lower than the “fully indexed rate,” that is, at least 3 percent below the “fully indexed rate;” (3) the borrowers have a debt-to-income ratio that would have exceeded 50 percent had Fremont’s underwriters measured the debt, not by the debt due under the teaser rate, but by the debt that would be due at the fully indexed rate,” and (4) the LTV is 100% or the loans carry a substantial prepayment penalty, or the prepayment penalty extends beyond the introductory period. Subsequent to the ruling, Massachusetts Attorney General Martha Oakley announced that Fremont will not be allowed to sell the servicing rights of covered mortgage loans unless that buyer is willing to agree, in writing, to adhere to the same preliminary injunction agreement that Fremont submitted to. While the ruling only covers certain loans originated and serviced by Fremont in Massachusetts, it could have far reaching effects on other lenders seeking for foreclose on sub-prime loans in Massachusetts. It may also influence how other courts, states’ attorneys general and other federal and state lending regulators view the fairness of similar sub-prime mortgage loans.

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

Certain of our owners are subject to a regulatory agreement that may affect our interest in GMAC Bank.

On February 1, 2008, Cerberus FIM, LLC, Cerberus FIM Investors LLC and FIM Holdings LLC (collectively, “FIM Entities”), submitted a letter to the FDIC requesting that the FDIC waive certain of the requirements contained in a two-year disposition agreement between each of the FIM Entities and the FDIC. The agreement was entered into in connection with the sale by General Motors of 51% of the equity interests in GMAC to a consortium of investors led by Cerberus FIM Entities and including wholly-owned subsidiaries of Citigroup Inc. (an affiliate of one of the dealer managers), Aozora Bank Ltd. and PNC Financial Services Group, Inc. The sale resulted in a change of control of GMAC Bank, an industrial loan corporation, which required the approval of the FDIC. At the time of the sale, the FDIC had imposed a moratorium on the approval of any applications for deposit insurance or change of control notices. As a condition to granting the application in connection with the change of control of GMAC Bank during the moratorium, the FDIC required each of the FIM Entities to enter into a two-year disposition agreement. As previously disclosed by the FDIC, that agreement requires, among other things, that by no later than November 30, 2008 the FIM Entities complete one of the following actions: (1) become registered with the appropriate federal banking agency as a depository institution holding company pursuant to the Bank Holding Company Act or the Home Owners’ Loan Act, (2) divest control of GMAC Bank to one or more persons or entities other than prohibited transferees, (3) terminate GMAC Bank’s status as an FDIC-insured depository institution or (4) obtain from the FDIC a waiver of the requirements set forth in this sentence on the ground that applicable law and FDIC policy permit similarly situated companies to acquire control of FDIC-insured industrial banks; provided that no waiver request could be filed prior to January 31, 2008 unless, prior to that date, Congress enacted legislation permitting, or the FDIC by regulation or order authorizes, similarly situated companies to acquire control of FDIC-insured industrial banks after January 31, 2007. We cannot give any assurance that the FDIC will approve the FIM Entities’ waiver request, or, if it is approved, that it will impose no conditions on our retention of GMAC Bank or on its operations. However, it is worth noting that the House of Representatives has passed a bill that would permit the FIM Entities to continue to own GMAC Bank. The Senate Banking Committee has approved a bill that would have the same effect. If the FDIC does not approve the waiver we could be required to sell GMAC Bank or cause it to cease to be insured by the FDIC, or we could be subject to conditions on our retention of GMAC Bank or on its operations in return for the waiver. Requiring us to dispose of GMAC Bank or relinquish deposit insurance would, and imposition of such conditions might, materially adversely affect our access to low cost liquidity and our business and operating results. See “Liquidity and Capital Resources — Liquidity and Capital Management Highlights through March 31, 2008” for information regarding the exchange of preferred units issued to GMAC for preferred units of IB Finance, owner of GMAC Bank.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 7th day of May, 2008.

Residential Capital, LLC
(Registrant)

/s/  James N. Young
James N. Young
Chief Financial Officer

/s/  Ralph T. Flees
Ralph T. Flees
Chief Accounting Officer and Controller

INDEX OF EXHIBITS

Exhibit	Description

10.1	Credit Agreement among Residential Funding company, LLC, the several lenders from time to time parties thereto, and GMAC LLC, as agent, dated February 21, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.2	Pledge Agreement, dated as of February 21, 2008, among Residential Funding Company, LLC and GMAC LLC, as Agent (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.3	Promissory Note, dated February 21, 2008 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.4	Performance Guarantee, dated February 21, 2008, of Residential Capital, LLC in favor of GMAC LLC, as Agent for the Lenders (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
12.1	Computation of ratio of earnings to fixed charges
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

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