Form 10-Q
period 2008-06-30
RESIDENTIAL CAPITAL, LLC
filed 2008-08-08
CIK 1332815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008, or

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

As of June 30, 2008, there were outstanding 1,000 common limited liability company interests of the registrant.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

RESIDENTIAL CAPITAL, LLC

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)

ASSETS
Cash and cash equivalents	$6,577,853	$4,415,913
Mortgage loans held for sale	7,035,841	11,998,236
Trading securities	982,668	2,090,690
Mortgage loans held for investment, net ($2,658,293 at fair value at June 30, 2008)	30,324,389	41,330,322
Lending receivables, net	8,069,488	8,406,495
Mortgage servicing rights	5,417,361	4,702,862
Accounts receivable, net	2,765,428	3,187,913
Investments in real estate and other	990,671	1,629,717
Other assets	10,440,134	11,657,769

Total assets	$72,603,833	$89,419,917

LIABILITIES
Borrowings:
Borrowings from parent	$4,700,000	$—
Borrowings from affiliates	971,677	—
Collateralized borrowings in securitization trusts ($3,001,861 at fair value at June 30, 2008)	7,900,050	16,145,741
Other borrowings	31,148,980	46,184,150

Total borrowings	44,720,707	62,329,891
Deposit liabilities	17,536,939	13,349,844
Other liabilities	4,803,306	6,370,305

Total liabilities	67,060,952	82,050,040

Minority interest	1,475,410	1,339,760

EQUITY
Member’s interest	6,788,348	6,624,344
Preferred membership interests	806,344	—
Accumulated deficit	(3,568,651)	(694,756)
Accumulated other comprehensive income	41,430	100,529

Total equity	4,067,471	6,030,117

Total liabilities, minority interest and equity	$72,603,833	$89,419,917

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
	(Dollars in thousands)

Revenue
Interest income	$1,145,683	$1,968,730	$2,361,707	$4,103,442
Automotive operating lease income	148,522	123,385	295,796	234,615

Total financing revenue	1,294,205	2,092,115	2,657,503	4,338,057
Interest expense	977,027	1,656,377	2,147,423	3,401,561
Depreciation expense on automotive operating lease income	85,374	71,881	172,661	137,757
Impairment of investment in automotive operating leases	92,035	—	92,035	—

Net financing revenue	139,769	363,857	245,384	798,739
Other revenue
(Loss) gain on mortgage loans, net	(1,061,505)	173,514	(1,809,501)	(61,123)
Servicing fees	392,055	452,144	784,127	899,321
Servicing asset valuation and hedge activities, net	(184,850)	(151,533)	224,653	(453,887)

Net servicing fees	207,205	300,611	1,008,780	445,434
Loss on investment securities, net	(90,064)	(56,474)	(533,884)	(16,540)
Real estate related revenues, net	18,656	137,606	(9,288)	268,888
Gain on extinguishment of debt	647,075	—	1,126,619	—
Loss on foreclosed real estate	(74,950)	(69,738)	(160,319)	(92,178)
Other (loss) income	(340,489)	55,272	(360,774)	112,246

Total other revenue	(694,072)	540,791	(738,367)	656,727

Total net revenue	(554,303)	904,648	(492,983)	1,455,466
Provision for loan losses	467,300	330,418	769,321	875,427
Non-interest expense
Compensation and benefits	250,136	350,880	511,592	684,791
Professional fees	164,735	57,516	225,568	115,502
Data processing and telecommunications	40,682	45,492	81,178	93,366
Advertising	18,810	35,097	36,998	65,517
Occupancy	29,017	39,224	57,210	73,975
Restructuring	17,681	—	37,895	—
Other	233,635	210,628	412,545	532,241

Total non-interest expense	754,696	738,837	1,362,986	1,565,392

Loss before income tax expense and minority interest	(1,776,299)	(164,607)	(2,625,290)	(985,353)
Income tax expense	111,339	64,988	83,157	135,629

Loss before minority interest	(1,887,638)	(229,595)	(2,708,447)	(1,120,982)
Minority interest	(28,119)	24,401	10,162	43,490

Net loss	$(1,859,519)	$(253,996)	$(2,718,609)	$(1,164,472)

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Six Months Ended June 30, 2008 and 2007

			(Accumulated		Accumulated
		Preferred	Deficit)		Other
	Member’s	Membership	Retained	Comprehensive	Comprehensive	Total
	Interest	Interests	Earnings	Income (Loss)	Income	Equity
	(Unaudited)
	(Dollars in thousands)

Balance at January 1, 2008	$6,624,344	$—	$(694,756)		$100,529	$6,030,117
Cumulative effect of change in accounting principles as of January 1, 2008, net of tax:
Adoption of Financial Accounting Standards Board No. 157	—	—	23,218			23,218
Adoption of Financial Accounting Standards Board No. 159	—	—	(178,504)			(178,504)
Net loss	—	—	(2,718,609)	$(2,718,609)		(2,718,609)
Capital contributions	164,004	806,344	—	—		970,348
Other comprehensive income, net of tax:
Unrealized loss on available for sale securities	—	—	—	(1,228)		(1,228)
Foreign currency translation adjustment	—	—	—	(41,083)		(41,083)
Unrealized loss on cash flow hedges	—	—	—	(3,748)		(3,748)
Pension adjustment SFAS No. 158	—	—	—	(13,040)		(13,040)

Other comprehensive loss	—	—	—	(59,099)	(59,099)	—

Comprehensive loss	—	—	—	$(2,777,708)		—

Balance at June 30, 2008	$6,788,348	$806,344	$(3,568,651)		$41,430	$4,067,471

Balance at January 1, 2007	$3,837,943	—	$3,651,935		$132,235	$7,622,113
Cumulative effect of change in accounting principle as of January 1, 2007, net of tax:
Adoption of Financial Accounting Standards Board Interpretation No. 48	—	—	(353)			(353)
Net loss	—	—	(1,164,472)	$(1,164,472)		(1,164,472)
Capital contribution	1,000,000	—	—	—		1,000,000
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	—	—	—	269		269
Foreign currency translation adjustment	—	—	—	18,681		18,681
Unrealized gain on cash flow hedges	—	—	—	31,167		31,167

Other comprehensive income	—	—	—	50,117	50,117	—

Comprehensive loss	—	—	—	$(1,114,355)		—

Balance at June 30, 2007	$4,837,943	$—	$2,487,110		$182,352	$7,507,405

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,718,609)	$(1,164,472)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	317,045	199,932
Provision for loan losses	769,321	875,427
Loss on mortgage loans, net	1,809,501	61,123
Loss on other assets, net	532,297	75,732
Minority interest	10,162	43,490
Gain on extinguishment of debt	(1,126,619)	—
Loss on investment securities, net	533,884	16,540
Equity in earnings of investees in excess of cash received	(4,640)	(23,180)
Gain on mortgage servicing rights, net	(57,789)	(183,476)
Originations and purchases of mortgage loans held for sale	(36,933,661)	(69,471,441)
Proceeds from sales and repayments of mortgage loans held for sale	41,731,214	74,826,714
Deferred income tax	189,502	(11,659)
Net change in:
Trading securities	670,035	(1,314,475)
Accounts receivable	437,207	(6,212)
Other assets	1,582,221	696,686
Other liabilities	(1,908,533)	(553,707)

Net cash provided by operating activities	5,832,538	4,067,022
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in lending receivables	(3,471)	3,659,282
Originations and purchases of mortgage loans held for investment	(2,973,372)	(4,002,380)
Proceeds from sales and repayments of mortgage loans held for investment	3,518,717	10,486,282
Sales of mortgage servicing rights	174,112	—
Purchases of and advances to investments in real estate and other	(15,702)	(175,182)
Proceeds from sales of and returns of investments in real estate and other	256,875	419,093
Other, net	548,255	481,640

Net cash provided by investing activities	1,505,414	10,868,735

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
	(Dollars in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in borrowings from parent	$4,700,000	$—
Net increase in borrowings from affiliates	971,677	—
Net decrease in other short-term borrowings	(9,055,895)	(6,986,139)
Proceeds from issuance of collateralized borrowings in securitization trusts	—	1,223,104
Repayments of collateralized borrowings in securitization trusts	(1,750,886)	(9,416,405)
Proceeds from secured aggregation facilities, long-term	160,000	7,320,797
Repayments of secured aggregation facilities, long-term	(465,114)	(11,879,874)
Proceeds from other long-term borrowings	2,405,000	6,561,730
Repayments of other long-term borrowings	(4,145,647)	(1,788,281)
Extinguishment of long-term borrowings	(2,060,829)	—
Payments of debt issuance costs	(37,342)	(26,956)
Proceeds from capital contributions	14,264	1,000,000
Increase in deposit liabilities	4,188,419	801,577

Net cash used in financing activities	(5,076,353)	(13,190,447)
Effect of foreign exchange rates on cash and cash equivalents	(99,659)	(49,511)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,161,940	1,695,799
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,415,913	2,018,847

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,577,853	$3,714,646

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Mortgage loans held for sale transferred to mortgage loans held for investment	$581,801	$1,582,079
Mortgage loans held for investment transferred to mortgage loans held for sale	3,757,627	374,668
Mortgage loans held for investment transferred to other assets	748,212	1,371,325
Originations of mortgage servicing rights from sold loans	800,706	928,377
Contributions of lending receivables	112,218	157,223
Capital contributions through forgiveness of unsecured borrowings in exchange for preferred membership interests	806,344	—
Capital contributions through forgiveness of unsecured borrowings	164,004	—
Decrease in mortgage loans held for investment upon initial adoption of SFAS No. 159	3,846,775	—
Decrease in collateralized borrowings upon initial adoption of SFAS No. 159	3,667,522	—
OTHER DISCLOSURES:
Proceeds from sales and repayments of mortgage loans held for investment originally designated as held for sale	1,095,184	3,414,825
Proceeds from capital contribution to minority interest entities	14,264	—

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

Residential Capital, LLC (the Company or ResCap) is a wholly-owned subsidiary of GMAC Mortgage Group, LLC, which is a wholly-owned subsidiary of GMAC LLC (GMAC).

The condensed consolidated financial statements as of June 30, 2008 and for the three- and six-month periods ended June 30, 2008 and 2007 are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain 2007 amounts have been reclassified to conform to the 2008 presentation. Upon the adoption of Financial Accounting Standards Board (FASB) Staff Position FIN No. 39-1, Amendment of FASB Interpretation No. 39 (FIN No. 39-1), the Company increased December 31, 2007 Other Assets and Other Liabilities equally by approximately $1.2 billion.

Effective for the quarter ended June 30, 2008, based on changes in the management structure, the Principal Investment Activity business, previously reported as part of the Residential Financial Group segment, is now consolidated into the Company’s Corporate and Other segment. As a result, as required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, prior year financial data has been changed to reflect the current period presentation.

The interim period consolidated financial statements, including the related notes, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the United States Securities and Exchange Commission (SEC).

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

The Company actively manages the Company’s liquidity and capital position and has developed plans to address the Company’s liquidity needs, including debt maturing in the next twelve months and the identified risks and uncertainties. During the second quarter and prior to the filing of this Form 10-Q, the Company completed several transactions, including the establishment of debt facilities and asset sales, with its parent and affiliates that supported the Company’s plans to meet its cash and liquidity requirements. These transactions are disclosed in Note 17 — Related Party Transactions and Note 18 — Subsequent Events.

Although the Company will continue to explore opportunities for funding and/or capital support from the Company’s parent and affiliates there can be no assurances that the Company’s parent and affiliates will undertake any such actions. As such, the Company’s plans include, but are not limited to the following: continue to work proactively and maintain an active dialog with all of the Company’s key credit providers to optimize all available liquidity options; potential pursuit of strategic alternatives that will improve the Company’s liquidity such as continued strategic reduction of assets and other dispositions, focused production on prime conforming products which currently provide more liquidity options, and explore potential alliances and joint ventures with third-parties

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

involving portions of the Company’s business. As the Company actively manages its liquidity, asset liquidation initiatives may include, among other things, sale of retained interest in the Company’s mortgage securitizations, marketing of loans secured by time-share receivables, marketing of the Company’s United Kingdom and Continental Europe mortgage loan portfolios, and whole loan sales among other initiatives. There are currently no substantive binding contracts, agreements or understandings with respect to any particular transaction other than those disclosed in Note 18 — Subsequent Events.

The Company is highly leveraged relative to its cash flow. There continues to be a risk that the Company will not be able to meet its debt service obligations and be in a negative liquidity position in 2008. While successful execution cannot be assured, the Company’s management believes its plans are sufficient to meet its liquidity requirements for the next twelve months; if unanticipated market factors emerge and/or the Company is unable to successfully execute the Company’s plans it would have a material adverse effect on the Company’s business, results of operations and financial position.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 141(R) — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after the beginning of fiscal years beginning on or after December 15, 2008. SFAS No. 141(R), effective for the Company on January 1, 2009, applies to all transactions or other events in which the Company obtains control in one or more businesses. Management will assess each transaction on a case-by-case basis as they occur.

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

FASB Staff Position (FSP) FAS No. 140-3 — In February 2008, the FASB issued FSP FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty. FSP FAS No. 140-3 provides guidelines that must be met in order for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation. If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction. This FSP is effective for fiscal years beginning after November 15, 2008, and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after adoption. Management is currently assessing impacts of adoption.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Statement of Financial Accounting Standards No. 161 — In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161). SFAS No. 161 requires specific disclosures regarding the location and amounts of derivative instruments in the financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued and for fiscal years and interim periods beginning after November 15, 2008; however, early application is permitted. Because SFAS No. 161 impacts the disclosure and not the accounting treatment for derivative instruments and related hedged items, the adoption of SFAS No. 161 will not have an impact on the Company’s consolidated financial condition or results of operations.

Statement of Financial Accounting Standards No. 162 — In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFA No. 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles (SAS No. 69). SFAS No. 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 will not have a material effect on the Consolidated Financial Statements because the Company has utilized the guidance within SAS No. 69.

FASB Staff Position (FSP) FAS No. 142-3 — In April 2008, the FASB directed the FASB Staff to issue FASB Staff Position (FSP) FAS No. 142-3, Determination of the Useful Life of Intangible Assets. FAS No. 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). FSP FAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company believes the impact of adopting FSP FAS No. 142-3 will not have a material effect on the Consolidated Financial Statements.

2.	Recently Adopted Accounting Standards

Statement of Financial Accounting Standards No. 157 — On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 provides a definition of fair value, establishes a framework for measuring fair value under GAAP, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstance. The Company adopted SFAS No. 157 on a prospective basis. SFAS No. 157 required retrospective adoption of the recision of Emerging Issues Task Force issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3) and certain other guidance. The impact of adopting SFAS No. 157 and the recision of EITF 02-3 on January 1, 2008, was an increase to beginning retained earnings through a cumulative effect of a change in accounting principle of approximately $23.2 million, related to the recognition of day-one gains on purchased mortgage servicing rights and certain residential loan commitments. Refer to Note 16 — Fair Value — for further detail.

Statement of Financial Accounting Standards No. 159 — On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

currently required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. The Company elected to measure at fair value certain financial assets and liabilities, including certain collateralized debt obligations and certain mortgage loans held for investment and debt held in financing securitization structures. The cumulative effect to beginning retained earnings was a decrease through a cumulative effect of a change in accounting principle of approximately $178.5 million on January 1, 2008. Refer to Note 16 — Fair Value — for further detail.

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

FASB Staff Position (FSP) FIN No. 39-1 — On January 1, 2008, The Company adopted FIN No. 39-1, Amendment of FASB Interpretation No. 39. FIN No. 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP requires an entity to make an election related to the offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments without regard to the company’s intent to settle the transactions on a net basis. The Company has elected to present these items gross. Therefore, upon adoption of FSP FIN No. 39-1, the Company increased December 31, 2007, Other assets and Other liabilities equally by approximately $1.2 billion.

3.	Mortgage Loans Held for Sale

Residential mortgage loans held for sale were as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)

Prime conforming	$1,176,397	$3,072,593
Prime non-conforming	3,731,726	5,537,946
Prime second-lien	262,981	729,323
Government	1,321,804	816,285
Nonprime	1,612,077	2,090,433

Total unpaid principal balance	8,104,985	12,246,580
Lower of cost or fair value adjustment and net (discounts) premiums	(1,069,144)	(248,344)

Total net	$7,035,841	$11,998,236

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

The net carrying values by loan type were as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)

Prime conforming	$1,170,819	$3,054,747
Prime non-conforming	3,160,006	5,376,538
Prime second-lien	262,274	723,369
Government	1,326,268	817,504
Nonprime	1,116,474	2,026,078

Total net	$7,035,841	$11,998,236

At June 30, 2008, the Company pledged mortgage loans held for sale of $6.6 billion in unpaid principal balance as collateral for certain borrowings (see Note 11).

At June 30, 2008 and December 31, 2007, the nonprime mortgage loans held for sale include $1.3 and $2.0 billion in unpaid principal balance of internationally held loans, respectively. In the United Kingdom and certain international jurisdictions, offering a reduced introductory rate to borrowers is customary market practice and thus the interest rate would not be considered “below market”.

During the second quarter of 2008, the Company reclassified $2.3 billion of mortgage loans previously categorized as held for investment to mortgage loans held for sale. The Company determined during the quarter it no longer had the ability to hold the $2.3 billion of mortgage loans for the foreseeable future in response to liquidity needs. As such, the loans transferred were either sold prior to June 30, 2008 or intend to be sold in the near term. The carrying value of these loans was transferred and the loans were revalued resulting in a loss on mortgage loans of approximately $732.5 million.

4.	Trading Securities

Trading securities were as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)

Mortgage and asset-backed securities(a)	$459,397	$905,292
U.S. Treasury securities	—	257,320
Principal-only securities	16,030	46,390
Residual interests	386,015	684,701
Interest-only securities	118,770	181,138
Other	2,456	15,849

Total	$982,668	$2,090,690

Net unrealized losses	$(912,704)	$(635,140)
Pledged as collateral	$563,718	$751,575

(a)	See Note 16 — Fair Value — includes $215.6 million of securities held by collateralized debt obligations for which the related debt is recorded at fair value under SFAS No. 159 as of June 30, 2008.

Interests that continue to be held by the Company from off-balance sheet securitizations are retained in the form of mortgage-backed securities, residual interests, interest-only strips and principal-only strips. At June 30,

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

2008, trading securities totaling $689.3 million are interests that continue to be held by the Company from off-balance sheet securitizations.

5.	Mortgage Loans Held for Investment

Mortgage loans held for investment were as follows:

	June 30,	December 31,
	2008(a)	2007
	(In thousands)

Prime conforming	$863,937	$1,099,221
Prime non-conforming	17,535,417	18,057,688
Prime second-lien	6,097,024	5,928,662
Government	152,745	215,507
Nonprime	13,837,032	17,747,020

Total unpaid principal balance	38,486,155	43,048,098
Net discounts	(499,424)	(885,502)
SFAS No. 159 fair value adjustment	(7,024,462)	—
Allowance for loan losses	(637,880)	(832,274)

Total, net	$30,324,389	$41,330,322

The net carrying values by loan type were as follows:

	June 30,	December 31,
	2008(a)	2007
	(In thousands)

Prime conforming	$831,238	$1,064,777
Prime non-conforming	17,032,078	17,943,448
Prime second-lien	4,847,708	5,824,123
Government	129,396	182,634
Nonprime	7,483,969	16,315,340

Total, net	$30,324,389	$41,330,322

(a)	See Note 16 — Fair Value — $9.7 billion of total unpaid principal balance is recorded at a fair value of $2.7 billion under SFAS No. 159 as of June 30, 2008.

At June 30, 2008, the unpaid principal balance of mortgage loans held for investment relating to securitization transactions accounted for as collateralized borrowings in securitization trusts and pledged as collateral totaled $14.7 billion. The investors in these on-balance sheet securitizations and the securitization trusts have no recourse to the Company’s other assets beyond the loans pledged as collateral. Additionally at June 30, 2008, the Company pledged mortgage loans held for investment of $23.3 billion as collateral for other secured borrowings and $46.8 million for obligations related to certain high loan-to-value securitizations at June 30, 2008.

At June 30, 2008, mortgage loans held for investment on nonaccrual status totaled $5.3 billion. If nonaccrual mortgage loans held for investment had performed in accordance with their original terms, the Company would have recorded additional interest income of approximately $128.6 and $230.9 million during the six months ended June 30, 2008, and 2007, respectively.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

The Company mitigates some of the credit risk associated with holding certain of the mortgage loans held for investment by purchasing mortgage insurance. Mortgage loans with an unpaid principal balance of $745.3 million at June 30, 2008 have limited protection through this insurance.

6.	Lending Receivables

The composition of lending receivables was as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)

Construction:
Residential	$2,486,647	$2,844,647
Residential mezzanine	272,917	357,512
Resort	342,971	277,052

Total construction	3,102,535	3,479,211
Warehouse	1,447,260	1,669,583
Commercial business	2,670,561	2,614,692
Commercial real estate	1,259,435	1,031,937
Other	74,810	96,298

Total	8,554,601	8,891,721
Less allowance for loan losses	(485,113)	(485,226)

Total, net	$8,069,488	$8,406,495

At June 30, 2008, the Company pledged lending receivables of $7.8 billion unpaid principal balance as collateral for certain borrowings.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Resort Finance business was considered a held-for-sale business group and an impairment of approximately $253.0 million was recorded to its commercial business assets. See Note 18 — Subsequent Events.

At June 30, 2008, lending receivables on nonaccrual status totaled $992.5 million. If lending receivables had performed in accordance with their original terms, the Company would have recorded additional interest income of approximately $33.3 and $43.9 million during the six months ended June 30, 2008 and 2007, respectively.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

7.	Allowance for Loan Losses

The following is a summary of the activity in the allowance for loan losses for the six months ended June 30, 2008 and 2007:

	Mortgage Loans
	Held for
	Investment	Lending Receivables	Other	Total
	(In thousands)

Balance at January 1, 2008	$832,274	$485,226	$33,296	$1,350,796
Reduction to allowance due to fair value option election(a)	(488,982)	—	—	(488,982)
Provision for loan losses	624,435	138,259	6,627	769,321
Charge-offs	(350,779)	(140,080)	(9,184)	(500,043)
Recoveries	20,932	1,708	4,784	27,424

Balance at June 30, 2008	$637,880	$485,113	$35,523	$1,158,516

Balance at January 1, 2007	$1,508,361	$396,641	$25,757	$1,930,759
Provision for loan losses	648,753	220,125	6,549	875,427
Charge-offs	(491,084)	(343,055)	(5,339)	(839,478)
Recoveries	29,614	401	2,195	32,210

Balance at June 30, 2007	$1,695,644	$274,112	$29,162	$1,998,918

(a) See Note 16 — Fair Value — $489.0 million of allowance for loan losses was removed upon SFAS No. 159 election.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

8.	Mortgage Servicing Rights

The Company defines its classes of servicing rights based on both the availability of market inputs and the manner in which the Company manages its risks of its servicing assets and liabilities. The Company manages its servicing rights at the legal entity level domestically and the reportable operating segment level internationally. Sufficient market inputs exist to determine the fair value of the Company’s recognized servicing assets and servicing liabilities. GMAC Bank’s mortgage servicing assets of $574.4 million are included in GMAC Residential Holding for presentational purposes. The following table summarizes the Company’s activity related to mortgage servicing rights carried at fair value:

	Mortgage Servicing
	Rights Managed By
		GMAC-RFC	International
	GMAC Residential	Holding	Business
	Holding	(domestic only)	Group	Eliminations	Total
	(In thousands)

Estimated fair value at January 1, 2008	$3,514,671	$1,170,665	$17,526	$—	$4,702,862
Additions obtained from sales of mortgage loans	796,057	4,302	347	—	800,706
Subtractions from sales of servicing assets	(4,138)	(169,974)	—	—	(174,112)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	544,264	(13,993)	(5,966)	—	524,305
Recognized day one gains on previously purchased MSRs upon adoption of SFAS No. 157	10,552	—	—	—	10,552
Other changes in fair value	(390,509)	(75,790)	—	—	(466,299)
Other changes that affect the balance	—	18,256	1,091	—	19,347

Estimated fair value at June 30, 2008	$4,470,897	$933,466	$12,998	$—	$5,417,361

Estimated fair value at January 1, 2007	$3,752,733	$1,164,585	$12,743	$—	$4,930,061
Additions obtained from sales of mortgage loans	658,345	266,823	3,209	—	928,377
Additions from purchases of servicing assets	9,291	—	—	(9,291)	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	341,789	164,435	—	—	506,224
Other changes in fair value	(155,538)	(165,994)	(1,216)	—	(322,748)
Other changes that affect the balance	—	(10,724)	293	9,291	(1,140)

Estimated fair value at June 30, 2007	$4,606,620	$1,419,125	$15,029	$—	$6,040,774

Changes in fair value due to changes in valuation inputs or assumptions used in the valuation models include all changes due to a revaluation by a model or by a benchmarking exercise. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic run-off

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

of the portfolio. Other changes that affect the balance primarily include foreign currency adjustments and the extinguishment of mortgage servicing rights related to clean-up calls of securitization transactions.

The following are key assumptions used by the Company in valuing its mortgage servicing rights:

		GMAC-RFC	International
	GMAC Residential	Holding	Business
June 30, 2008	Holding	(domestic only)	Group

Weighted average prepayment speed	15.8%	22.1%	8.6%
Range of prepayment speeds	6.2-47.6%	15.6-39.6%	0.7-27.8%
Weighted average discount rate	8.0%	12.3%	24.0%
Range of discount rates	5.3-28.6%	9.0-31.8%	8.0-30.5%

		GMAC-RFC	International
	GMAC Residential	Holding	Business
June 30, 2007	Holding	(domestic only)	Group

Weighted average prepayment speed	14.8%	22.9%	8.3%
Range of prepayment speeds	13.5-39.7%	20.9-23.9%	0.0-23.6%
Weighted average discount rate	8.5%	10.5%	8.0%
Range of discount rates	8.3-13.0%	10.4-10.5%	8.0-8.0%

The key economic assumptions used by the Company in valuing its mortgage servicing rights at the date of their initial recording were as follows:

		GMAC-RFC	International
	GMAC Residential	Holding	Business
Six Months Ended June 30, 2008	Holding	(domestic only)	Group

Range of prepayment speeds (constant prepayment rate)	8.6-48.5%	20.5-42.8%	1.2-15.7%
Range of discount rates	4.4-23.6%	13.5-16.6%	12.5-24.0%

		GMAC-RFC	International
	GMAC Residential	Holding	Business
Six Months Ended June 30, 2007	Holding	(domestic only)	Group

Range of prepayment speeds (constant prepayment rate)	12.6-37.2%	10.3-35.0%	0.8-15.4%
Range of discount rates	7.7-13.9%	10.2-17.7%	8.0-8.0%

The primary risk associated with the Company’s servicing rights is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher than expected prepayments, which could reduce the value of the mortgage servicing rights. Historically, the Company has economically hedged the income statement impact of these risks with both derivative and non-derivative financial instruments. These instruments include interest rate swaps, caps, and floors, options to purchase these items, futures and forward contracts, and/or purchasing or selling U.S. Treasury and principal-only securities. At June 30, 2008, the fair value of derivative financial instruments used to mitigate these risks amounted to $593.9 million. There were no non-derivative instruments used to mitigate these risks at June 30, 2008. At June 30, 2007, the fair value of derivative financial instruments and non-derivative financial instruments used to mitigate these risks amounted to $126.6 million and $1.1 billion, respectively. The change in the fair value of the derivative financial instruments amounted to a gain of $166.6 million for the six months ended June 30, 2008 and a loss of $637.5 million for the six months ended June 30, 2007 and is included in servicing asset valuation and hedge activities, net in the Condensed Consolidated Statements of Income.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

The components of servicing fees were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Contractual servicing fees (net of guarantee fees and including subservicing)	$322,090	$383,701	$651,550	$763,849
Late fees	32,329	36,694	67,076	74,522
Ancillary fees	37,636	31,749	65,501	60,950

Total	$392,055	$452,144	$784,127	$899,321

At June 30, 2008, the Company had pledged mortgage servicing rights of $5.0 billion as collateral for borrowings.

9.	Investments In Real Estate and Other

Investments in real estate and other were as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)

Residential real estate:
Acquired through sale and leaseback agreements	$365,798	$636,228
Construction in progress	85,558	114,064
Real estate held for development	104,389	376,116

	555,745	1,126,408
Accumulated depreciation	(8,349)	(16,008)

Total residential real estate	547,396	1,110,400
Other investments:
Investments in partnerships	277	4,724
Investments in real estate projects	396,324	418,554
Other equity investments	46,674	96,039

Total	$990,671	$1,629,717

Depreciation expense related to the sale and leaseback agreements was $2.0 and $4.0 million for the six months ended June 30, 2008 and 2007, respectively.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

10.	Other Assets

Other assets were as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)

Property and equipment at cost	$716,433	$761,038
Accumulated depreciation and amortization	(528,746)	(539,586)

Net property and equipment	187,687	221,452
Automotive loans and lease financing, net	3,252,118	3,103,028
Investments in automotive operating leases, net	2,384,686	2,522,027
Available for sale securities	260,630	275,671
Repossessed, foreclosed and owned real estate	1,166,576	1,165,293
Derivative assets	1,199,989	1,733,486
Other assets	1,988,448	2,636,812

Total other assets	$10,440,134	$11,657,769

At June 30, 2008, the Company pledged other assets with a carrying value of $7.5 billion as collateral for certain borrowings.

11.	Borrowings

Borrowings were as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)

Borrowings from parent	$4,700,000	$—
Borrowings from affiliates	971,677	—
Collateralized borrowings in securitization trusts(a)(c)	7,900,050	16,145,741
Other borrowings:
Secured aggregation facilities — short-term	4,334,304	7,588,253
Secured aggregation facilities — long-term(a)	—	813,938
Senior secured notes — long-term(a)(b)	1,801,377	—
Junior secured notes — long-term(a)	5,112,874	—
Repurchase agreements — short-term	1,411,614	3,954,909
Repurchase agreements — long-term(a)	—	18,569
Senior unsecured notes — long-term(a)(b)	4,113,313	14,550,385
Subordinated unsecured notes — long-term(a)	205,448	758,321
FHLB advances — short-term	—	1,050,000
FHLB advances — long-term(a)	10,693,000	10,299,000
Third-party bank credit facilities — short-term	—	50,000
Third-party bank credit facilities — long-term(a)	—	1,750,000
Debt collateralized by mortgage loans — short-term	66,898	1,782,039
Servicing advances — short-term	700,000	791,300
Other — short-term	2,196,420	2,019,264
Other — long-term(a)	513,732	758,172

Total other borrowings	31,148,980	46,184,150

Total borrowings	$44,720,707	$62,329,891

(a)	Represents borrowings with an original contractual maturity in excess of one year.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

(b)	June 30, 2008 and December 31, 2007 totals include approximately $92.8 million of senior secured notes and $200.0 million of senior unsecured notes, respectively, purchased and held by GMAC.

(c)	See Note 16 — Fair Value — $3.0 billion of collateralized borrowings are recorded at fair value under SFAS No. 159 as of June 30, 2008.

Reliance on support from the Company’s parent significantly increased in the second quarter of 2008 as part of the overall strategy to continue to meet liquidity and covenant requirements. Borrowings from the Company’s parent grew from $0.7 billion as of March 31, 2008 to $4.7 billion as of June 30, 2008. This increase is directly attributable to the new $3.5 billion GMAC senior secured credit facility (the “Facility”) and assignment of the Bank term loan as of June 30, 2008, and GMAC funding support for the Residential Finance Group mortgage servicing rights of $1.2 billion and the expanded use of the resort finance facility. Although no advance has been provided as of June 30, 2008, a 364-day $3 billion unsecured committed revolver between GMAC and GMAC Bank exists. This arrangement is part of GMAC Bank’s contingent liquidity strategy and is currently not intended to be utilized under current market conditions. This liquidity source could change should certain market conditions adversely impact liquidity at either the mortgage or automotive divisions of GMAC Bank. This capacity is restricted to use by GMAC Bank and unavailable to the Company’s other operations.

On June 4, 2008, GMAC entered into a participation agreement with General Motors Corporation (“GM”) and Cerberus ResCap Financing, LLC (“Cerberus Fund”). Pursuant to the participation agreement, GMAC sold GM and Cerberus Fund $750 million in subordinated participations in the loans made pursuant to the GMAC Senior Secured Credit Facility. GM and Cerberus Fund acquired 49% and 51% of the participations, respectively. The participation will not be entitled to receive any principal payments with respect to the participations until the principal portion of the loans retained by GMAC have been paid in full. At June 30, 2008, the full $3.5 billion in capacity has been utilized, which consisted of $2.2 billion in advances under the Facility plus the assignment to GMAC of $1.3 billion of the outstanding bank term loan; $750 million of the $2.2 billion outstanding under the GMAC Senior Secured Credit Facility was sold and assigned to GM and Cerberus.

During the second quarter of 2008, Cerberus entered into both a term and revolving loan with CMH Holdings, LLC (CMH). The term loan principal amount is equal to $230 million and the revolving loan maximum amount is $10 million. The loans will mature on June 30, 2013 and are secured by a pledge of all of the assets of CMH. At June 30, 2008, $221.7 million was outstanding under the term loan. See further descriptions in Note 17 — Related Party Transactions.

Certain of the Company’s credit facilities contain certain financial covenants, among other covenants; requiring the Company to maintain consolidated tangible net worth of $250 million, and subject to applicable grace periods, consolidated liquidity of $750 million. These financial covenants are also included in certain of the Company’s bilateral facilities. In addition, certain of the Company’s facilities are subject to sequential declines in advance rates if consolidated tangible net worth falls below $1.5, $1.0 and $0.5 billion, respectively. For these purposes, consolidated tangible net worth is defined as the Company’s consolidated equity, excluding intangible assets and any equity in GMAC Bank to the extent included in the Company’s consolidated balance sheet; and consolidated liquidity is defined as consolidated cash and cash equivalents, excluding cash and cash equivalents of GMAC Bank to the extent included in the Company’s consolidated balance sheet.

On June 6, 2008, the Company closed its previously announced private debt tender and exchange offers for a certain amount of its outstanding unsecured notes. As a result, the Company issued approximately $5.7 billion of new senior and junior secured notes (the “New Notes”) in exchange for approximately $8.6 billion of its outstanding unsecured notes. Of the $8.6 billion of unsecured notes that were exchanged, approximately $1.8 billion were repurchased for $1.2 billion in cash pursuant to a modified Dutch auction. The repurchases of the unsecured notes resulted in a gain on extinguishment of debt of approximately $599.5 million. For additional detail regarding this

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

transaction, see “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results and Operations.

In accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, the Company deferred the concession recognized in the exchange offer through an adjustment to the carrying value of the New Notes. The senior and junior secured notes interest rates are 8.5% and 9.625%, respectively. The deferred concession of $1.2 billion will be amortized over the life of the New Notes through a reduction to interest expense using an effective yield methodology. Approximately $16.9 million of the concession was recognized as a troubled debt restructuring gain in order to write down the carrying value of the bonds to an amount equal to the New Notes undiscounted contractual payments. This gain is presented in the Consolidated Statement of Income as a gain on extinguishment of debt during the second quarter of 2008.

The following summarizes assets that are restricted, pledged or for which a security interest has been granted as collateral for the payment of certain debt obligations:

	June 30,	December 31,
	2008	2007
	(In thousands)

Cash and cash equivalents(a)	$3,969,288	$1,411,317
Mortgage loans held for sale(b)	6,590,141	10,436,521
Trading securities(a)	563,718	751,575
Mortgage loans held for investment(b)	38,011,153	39,081,151
Lending receivables(b)	7,795,114	6,372,760
Mortgage servicing rights(a)	5,021,298	2,673,771
Accounts receivable(a)	1,753,038	1,297,891
Other assets(a)	7,526,956	7,724,872

Total assets restricted as collateral	$71,230,706	$69,749,858

Related secured debt(c)	$41,070,168	$43,982,894

(a)	Disclosed at carrying value or fair value of the underlying collateral.

(b)	Disclosed at unpaid principal balance of the underlying collateral.

(c)	Disclosed at cost, net of premium or discount and issuance costs.

GMAC Bank has entered into an advances agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”). Under the agreement, as of June 30, 2008 and December 31, 2007, GMAC Bank had assets pledged and restricted as collateral totaling $31.9 and $28.4 billion under the FHLB’s existing security interest on all GMAC Bank assets. However, the FHLB will allow GMAC Bank to encumber any assets restricted as collateral not needed to collateralize existing FHLB advances. As of June 30, 2008 and December 31, 2007, GMAC Bank had $15.4 and $12.8 billion of assets pledged under the security interest that were available to be encumbered elsewhere.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

The assets that were pledged as collateral in the preceding table include assets that can be sold or repledged by the secured party. The assets that could be sold or repledged were as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)

Mortgage loans held for sale	$688,628	$2,365,646
Trading securities	18,513	426,194
Mortgage loans held for investment	628,844	3,958,384
Accounts receivable	4,911	—
Other assets	—	8,597

Total	$1,340,896	$6,758,821

12.	Deposit Liabilities

Deposit liabilities were as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)

Non-interest bearing deposits	$2,129,692	$1,569,517
NOW and money-market checking accounts	3,827,284	3,664,168
Certificates of deposit	11,579,963	8,116,159

Total	$17,536,939	$13,349,844

At June 30, 2008 and December 31, 2007, deposit liabilities include $9.0 and $6.3 billion of GMAC Bank automotive division liabilities.

Non-interest bearing deposits primarily represent third-party escrows associated with the Company’s loan servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At June 30, 2008, certificates of deposit included $9.1 billion of brokered certificates of deposit.

13.	Income Taxes

The Company, including the majority of its domestic subsidiaries, are pass-through entities for U.S. tax purposes and therefore, do not provide for federal income tax. However, the LLCs do incur and provide for taxes in a few local jurisdictions within the U.S. where the LLCs are taxed as entities despite their pass-through status for federal tax purposes. The Company’s banking and foreign businesses generally operate as corporations and continue to be subject to and provide for U.S. federal, state and/or foreign income tax.

The consolidated effective tax rate is an expense of 6.3% and 3.2% for the second quarter of 2008 and the first six months of 2008, respectively, compared to an expense of 39.5% and 13.8% during the same time periods in 2007. These favorable variances for the three- and six-months ended June 30, 2008 are primarily due to a reduction in pre-tax earnings and tax expense related to federally-taxable Company entities combined with an increase in the Company’s consolidated net loss before taxes. These favorable variances were offset by the establishment within the International Business Group of additional deferred tax valuation allowances during the three months ended June 30, 2008 of $465.2 million and six months ended June 30, 2008 of $664.9 million. These valuation allowances related to deferred tax assets of certain foreign operations, primarily in Continental Europe, United Kingdom, Canada and Australia. These valuation allowances were established because, based on historical losses and

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

expected future taxable income, it was no longer more-likely-than-not that these net deferred tax assets would be realized.

With respect to FIN No. 48, Accounting for Uncertainty in Income Taxes gross unrecognized tax benefits totaled $23.9 million at June 30, 2008, an increase of $10.5 million for the quarter and $10.8 million year-to-date. The increase for the quarter ended June 30, 2008 of $10.5 million was due to an increase in unrecognized tax benefits of $16.3 million, an accrual for the payment of interest and penalties of $0.1 million and a decrease in unrecognized tax benefits of $5.9 million due to the completion of the Internal Revenue Service examination of the Company’s U.S. income tax returns for the years 2001 through 2003. The amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is approximately $5.7 million. Related interest and penalties accrued for uncertain income tax positions are recorded in interest expense and other operating expenses, respectively. As of June 30, 2008, the Company had approximately $2.2 million accrued for the payment of interest and penalties.

With few exceptions, the Company is no longer subject to U.S. federal, state, local, or foreign income tax examinations by tax authorities for years before 2004. The Company anticipates the Internal Revenue Service examination of its U.S. income tax returns for 2004 through 2006, along with examinations by various state and local jurisdictions, will be completed by the end of 2009. Therefore, no reduction in unrecognized tax benefits is anticipated over the next twelve months.

14.	Derivative Instruments

The Company’s risk management objectives are to minimize market risk and cash flow volatility associated with interest rate, prepayment, basis and foreign currency risks related to certain assets and liabilities. Derivative financial instruments are used as part of the Company’s risk management policy to manage risk related to specific groups of assets and liabilities, including trading securities, mortgage loans held for sale, mortgage loans held for investment, mortgage servicing rights and collateralized borrowings in securitization trusts. The Company also utilizes foreign currency swaps and forward contracts to hedge foreign currency denominated assets and liabilities. In addition, the Company holds derivative instruments, such as commitments to purchase or originate mortgage loans, that it has entered into in the normal course of business.

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

The following table summarizes the pretax earnings impact of the ineffectiveness portion of the changes in fair value for each type of accounting hedge classification segregated by the asset or liability hedged:

			Income Statement
Six Months Ended June 30,	2008	2007	Classification
	(In millions)

Fair value hedge ineffectiveness gain (loss):
Debt obligations	$17.1	$(0.8)	Gain (loss) on investment securities
Mortgage loans held for sale	—	(0.7)	Gain (loss) on mortgage loans, net

Total	$17.1	$(1.5)

There were no net gains on fair value hedges excluded from assessment of effectiveness for the six months ended June 30, 2008 and 2007.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

15.	Restructuring Charges

On October 17, 2007, the Company announced a restructuring plan that would reduce the workforce, streamline operations and revise the cost structure. In the fourth quarter of 2007, the Company incurred pretax restructuring costs of $126.6 million, of which $57.2 million was paid or settled by December 31, 2007. In the first six months of 2008, the Company incurred additional pretax restructuring costs totaling $37.9 million, primarily related to severance and related costs associated with the continuation of the workforce reduction plans in the United Kingdom, Continental Europe and Australia.

The following table summarizes by category the Company’s restructuring charge activity for the six months ended June 30, 2008:

			Cost Paid
	Liability	Restructuring	or Otherwise	Liability
	Balance at	Charges Through	Settled Through	Balance at
	January 1, 2008	June 30, 2008	June 30, 2008	June 30, 2008
	(In thousands)

Restructuring charges:
Employee severance	$23,648	$36,959	$(23,112)	$37,495
Lease terminations and fixed asset write-offs	45,734	936	(11,623)	35,047

Total	$69,382	$37,895	$(34,735)	$72,542

16.	Fair Value

Fair Value Measurements (SFAS No. 157)

The Company adopted SFAS No. 157 on January 1, 2008, which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstance.

SFAS No. 157 nullified guidance in EITF 02-3.  EITF 02-3 required the deferral of day-one gains on derivative contracts, unless the fair value of the derivative contracts were supported by quoted market prices or similar current market transactions. In accordance with EITF 02-3, the Company previously deferred day-one gains on purchased mortgage servicing rights and certain residential loan commitments. When SFAS No. 157 was adopted, the day-one gains previously deferred under EITF 02-3 were recognized as a cumulative effect adjustment that increased beginning retained earnings by approximately $23.2 million.

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

SFAS No. 157 establishes a three level hierarchy to be used when measuring and disclosing fair value. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. Following is a description of the three levels:

Level 1	Inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date. Additionally, the entity must have the ability to access the active market and the quoted prices cannot be adjusted by the entity.

Level 2	Inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full-term of the assets or liabilities.

Level 3	Unobservable inputs are supported by little or no market activity. The unobservable inputs represent management’s best assumptions of how market participants would price the assets and liabilities. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.

Mortgage loans held for sale — The Company originates or purchases mortgage loans in the U.S. that it intends to sell to Fannie Mae, Freddie Mac, and Ginne Mae (collectively “the Agencies”). Additionally, the Company originates or purchases mortgage loans in the U.S. and internationally that it intends to sell into the secondary markets via whole loan sales or securitizations. The entire mortgage loans held for sale portfolio is accounted for at the lower of cost or market (LOCOM), as required under GAAP. Only those loans that are currently being carried at market under LOCOM are included within the Company’s nonrecurring fair value measurement tables. Mortgage loans held for sale account for 21% of all recurring and nonrecurring assets reported at fair value at June 30, 2008.

Mortgage loans held for sale are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility (domestic only), product type, interest rate, and credit quality. Two valuation methodologies are used to determine the fair value of mortgage loans held for sale. The methodology used depends on the exit market as described below.

Loans valued using observable market prices for identical or similar assets — This includes all domestic mortgage loans that can be sold to the Agencies, which are valued predominantly by published forward agency prices. This will also include all non-agency domestic loans or international loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value), or quoted market prices for similar loans are available. As these valuations are derived from quoted market prices, the Company classifies these valuations as Level 2 in the fair value disclosures. As of June 30, 2008, 86% of the Company’s mortgage loans held for sale that are currently being carried at market under LOCOM are classified as Level 2.

Loans valued using internal models — To the extent observable market prices are not available, the Company will determine the fair value of mortgage loans held for sale using internally developed valuation models. These valuation models estimate the exit price the Company expects to receive in the loan’s principal market, which depending upon characteristics of the loan, may be the whole loan or securitization market. Although the Company utilizes and gives priority to market observable inputs such as interest rates and market spreads within these models, the Company typically is required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate and validate these internal inputs, these internal inputs require the use of judgment by the Company and can have a significant impact on the determination of the loan’s fair

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

value. Accordingly, the Company classifies these valuations as Level 3 in the fair value disclosures. As of June 30, 2008, 14% of the Company’s mortgage loans held for sale that are currently being carried at market under LOCOM are classified as Level 3.

Due to limited sales activity and periodically unobservable prices in certain of the Company’s markets, certain mortgage loans held for sale portfolios may transfer between Level 2 and Level 3 in future periods.

Trading securities — Trading securities are recorded at fair value and include retained interests in assets sold through off-balance sheet securitizations and purchased securities. The securities may be mortgage-backed or mortgage-related asset-backed securities (including senior and subordinated interests), interest-only, principal-only, or residual interests and may be investment grade, non-investment grade or unrated securities. The Company bases its valuation of trading securities on observable market prices when available; however, observable market prices are not available for a significant portion of these assets due to illiquidity in the markets. When observable prices are not available, the Company primarily bases valuations on internally developed discounted cash flow models that use a market-based discount rate. The valuation considers recent market transactions, experience with similar securities, current business conditions and analysis of the underlying collateral, as available. In order to estimate cash flows, the Company utilizes various significant assumptions, including market observable inputs such as forward interest rates, as well as internally developed inputs such as prepayment speeds, delinquency levels, and credit losses. Accordingly, the Company classified 91% of the trading securities reported at fair value as Level 3 at June 30, 2008. Trading securities account for 5% of all recurring and nonrecurring assets reported at fair value at June 30, 2008.

Mortgage loans held for investment — Under SFAS No. 159, the Company elected the fair value option for certain mortgage loans held for investment. These loans serve as collateral for the Company’s on-balance sheet securitization debt as of January 1, 2008 in which the Company estimated that credit reserves pertaining to securitized assets could or already had exceeded the Company’s economic exposure. The remaining held for investment mortgage loans are reported on the balance sheet at their principal amount outstanding, net of charge-offs, allowance for loan losses, and net deferred loan fees.

Mortgage loans held for investment used as collateral for securitization debt have been legally isolated from the Company and are beyond the reach of the Company’s creditors. These loans are measured at fair value by the Company using a portfolio approach or an in-use premise. The objective in fair valuing these loans and related securitization debt is to properly account for the Company’s retained economic interest in the securitizations. As a result of reduced liquidity in capital markets, values of both these held for investment mortgage loans and the securitized bonds are expected to be volatile.

As a result of the Company’s use of significant unobservable inputs in this fair value measurement, the Company classifies these loans as Level 3. These loans account for 13% of all recurring and nonrecurring assets reported at fair value at June 30, 2008.

Mortgage servicing rights (MSRs) — The Company typically will retain MSRs when it sells assets into the secondary market. MSRs do not trade in an active market with observable prices. Therefore, the Company uses internally developed discounted cash flow models to estimate the fair value of MSRs and classifies all MSRs as Level 3. These internal valuation models estimate net cash flows based on internal operating assumptions that the Company believes would be used by market participants, combined with market-based assumptions for loan prepayment rates, interest rates and discount rates that management believes approximate yields required by investors in this asset. Cash flows primarily include servicing fees, float income and late fees, in each case less operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread derived discount rate. All MSRs are classified as Level 3 and account for 27% of all recurring and nonrecurring assets reported at fair value at June 30, 2008.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Derivative instruments — The Company enters into a variety of derivative financial instruments as part of its hedging strategies. Certain of these derivatives are exchange traded, such as Eurodollar futures, or traded within highly active dealer markets, such as agency to-be-announced securities. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; and therefore, these contracts are classified as Level 1. The Company classified 9% of the derivative assets and 26% of the derivative liabilities reported at fair value as Level 1 at June 30, 2008.

The Company also executes over-the-counter derivative contracts, such as interest rate swaps, floors, caps, corridors, and swaptions. The Company utilizes third-party developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract are entered into the model, as well as market observable inputs such as interest rate forward curves and interpolated volatility assumptions. As all significant inputs into these models are market observable, these over-the-counter derivative contracts are classified as Level 2. The Company classified 88% of the derivative assets and 53% of the derivative liabilities reported at fair value as Level 2 at June 30, 2008.

The Company holds certain derivative contracts that are structured specifically to meet a particular hedging objective. These derivative contracts often are utilized to hedge risks inherent within certain of the Company’s on balance sheet securitizations. In order to hedge risks on particular bond classes or securitization collateral, the derivative’s notional amount is often indexed to the hedged item. As a result, the Company typically is required to use internally developed prepayment assumptions as an input into the model, in order to forecast future notional amounts on these structured derivative contracts. Accordingly, these derivative contracts are classified as Level 3. The Company classified 3% of the derivative assets and 21% of the derivative liabilities reported at fair value as Level 3 at June 30, 2008.

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

The Company determines the fair value of the repossessed, foreclosed and owned properties on a periodic basis. Properties that are valued based upon independent third-party appraisers less costs to sell are classified as Level 2. When third-party appraisals are not obtained, valuations are typically obtained from a third-party broker price opinion; however, depending upon the circumstances, the property list price or other sales price information may be used in lieu of a broker price opinion. The Company typically adjusts a broker price opinion, or other price source as appropriate, downward in order to take into account damage and other factors that typically cause the actual liquidation value of foreclosed properties to be less than broker price opinion or other price source. This valuation adjustment is based upon the Company’s historical experience and is necessary to ensure the valuation ascribed to these assets takes into account the unique factors and circumstances surrounding a foreclosed asset. As a result of the Company applying an internally developed adjustment to the third-party provided valuation of the foreclosed property, these assets are classified as Level 3 in the fair value disclosures. As of June 30, 2008, 41% and 59% of the Company’s other real estate owned that are being carried at fair value less costs to sell are classified as Level 2 and Level 3, respectively.

Investment in automotive operating leases — Based on prevailing market conditions and current portfolio characteristics, the Company tested its investment in automotive operating leases for impairment in accordance with SFAS No. 144. A lease was deemed impaired when the undiscounted expected cash flow was lower than the carrying value of the asset. Only those operating leases being impaired were included within the nonrecurring fair value measurement table. The fair value of the impaired leases was calculated based upon their discounted cash

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

flow. All discounted expected cash flows were considered when determining the fair value, including customer payments, the expected residual value upon remarketing the vehicle at the end of the lease, and any payments due under residual risk-sharing agreements. Based upon the use of internally developed discounted cash flow models, all impaired leases were classified as Level 3 and account for 12% of all recurring and nonrecurring assets reported at fair value at June 30, 2008.

On-balance sheet securitization debt — Under SFAS No. 159, the Company elected the fair value option for certain mortgage loans held for investment and securitization debt contained in a portion of its on-balance sheet securitizations. In particular, the Company elected the fair value option on securitization debt issued by its domestic on-balance sheet securitization vehicles as of January 1, 2008 in which the Company estimated that credit reserves pertaining to securitized assets could or already had exceeded the Company’s economic exposure. A complete description of the securitizations is provided in the On-balance sheet securitizations section later in this Note. The objective in measuring these loans and related securitization debt at fair value is to approximate the Company’s retained economic interest and economic exposure to the collateral securing the securitization debt. The remaining on-balance sheet securitization debt that was not elected under SFAS No. 159 is reported on the balance sheet at cost, net of premiums or discounts and issuance costs.

The Company values securitization debt that was elected pursuant to the fair value option as well as any economically retained positions, using market observable prices whenever possible. The securitization debt is principally in the form of asset backed and mortgage backed securities collateralized by the underlying mortgage loans held for investment. Due to the attributes of the underlying collateral and current capital market conditions observable prices for these instruments are typically not available in active markets. In these situations, the Company considers observed transactions as Level 2 inputs in its discounted cash flow models. Additionally, the Company’s discounted cash flow models utilize other market observable inputs such as interest rates, and internally derived inputs such as prepayment speeds, credit losses, and discount rates. As a result of the reliance on significant assumptions and estimates for model inputs, fair value option elected financing securitization debt is classified as Level 3. On-balance sheet securitization debt accounts for 87% of all liabilities reported at fair value at June 30, 2008. As a result of reduced liquidity in capital markets, values of both held for investment mortgage loans and the securitized bonds are expected to be volatile.

Collateralized Debt Obligations (CDOs) — The Company elected the fair value option for certain CDOs. A complete description of the CDOs is given in Collateralized Debt Obligations section later in this Note. These CDOs are collateralized by trading securities, which are already carried at fair value. Due to greater availability of market information on the CDO collateral, the Company derives the fair value of the CDO debt using the CDO collateral fair value and adjusting accordingly for any retained economic positions. While a portion of the CDO collateral may utilize market observable prices for valuation purposes, the majority of the CDO collateral is valued using valuation models that utilize significant internal inputs. Further, the retained economic positions also use valuation models that utilize significant internal inputs. As a result, the fair value option elected CDO debt is classified as Level 3. CDOs account for 8% of all liabilities reported at fair value at June 30, 2008.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Recurring Fair Value

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

	Recurring Fair Value Measurements
	At June 30, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets
Trading securities	$1,205	$89,925	$891,538	$982,668
Mortgage loans held for investment(1)	—	—	2,658,293	2,658,293
Mortgage servicing rights	—	—	5,417,361	5,417,361
Other assets:
Derivative assets	103,115	1,054,178	42,696	1,199,989
Other	128,470	128,915	3,238	260,623

Total assets	$232,790	$1,273,018	$9,013,126	$10,518,934

Liabilities
Collateralized borrowings:
On-balance sheet securitization debt(1)	$—	$—	$(2,753,753)	$(2,753,753)
Collateralized debt obligations(1)	—	—	(248,108)	(248,108)
Other liabilities:
Derivative liabilities	(45,967)	(92,678)	(36,091)	(174,736)
Other	(6,308)	—	—	(6,308)

Total liabilities	$(52,275)	$(92,678)	$(3,037,952)	$(3,182,905)

(1)	These items are carried at fair value due to fair value option election under SFAS No. 159.

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

	Level 3 Recurring Fair Value Measurements
	Six Months Ended June 30, 2008
									Change in Net
									Unrealized
									Gains
									(Losses)
									Included
									in Net
						Purchases,			Income on
		Total Gains/(Losses) Included in				Sales,			Portfolio
	Fair Value -			Other		Issuances	Transfers	Fair Value -	Still Held at
	January 1,	Net		Comprehensive		and	In/Out of	June 30,	June 30,
	2008	Income(b)		Income		Settlements	Level 3	2008	2008
	(In thousands)

Assets
Trading securities	$1,642,169	$(479,322	)(c)	$—		$(271,309)	$—	$891,538	$(397,062)
Mortgage loans held for investment(a)	6,683,649	(2,587,892	)(d)	—		(1,437,464)	—	2,658,293	(3,266,411)
Mortgage servicing rights	4,713,414	40,711	(e)	—		663,236	—	5,417,361	58,006
Other assets:
Other	3,558	—		(561	)(f)	241	—	3,238	—

Total assets	$13,042,790	$(3,026,503)		$(561)		$(1,045,296)	$—	$8,970,430	$(3,605,467)

Liabilities
Collateralized borrowings:
On-balance sheet securitization debt(a)	$(6,734,448)	$2,630,962	(d)	$—		$1,349,733	$—	$(2,753,753)	$2,865,761
Collateralized debt obligations(a)	(351,226)	35,296	(c)	—		67,822	—	(248,108)	43,039
Other liabilities:
Derivative liabilities, net	(39,064)	3,105	(c)	—		42,564	—	6,605	(70,825)

Total liabilities	$(7,124,738)	$2,669,363		$—		$1,460,119	$—	$(2,995,256)	$2,837,975

(a)	Carried at fair value due to fair value option election under SFAS No. 159.

(b)	Net income is inclusive of both realized and change in unrealized gains and losses as well as interest related to the underlying asset or liability.

(c)	Fair value adjustment reported in (loss) gain on investment securities, net. Accretion income reported in interest income.

(d)	Fair value adjustment reported in other (loss) income and related interest on loans and debt reported in interest income and interest expense, respectively.

(e)	Reported in servicing asset valuation and hedge activities, net.

(f)	Change in unrealized gains (losses) in available-for-sale securities recorded in equity.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Nonrecurring Fair Value

The Company may be required to measure certain assets or liabilities at fair value from time-to-time. These periodic fair value measures typically result from application of LOCOM or certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under SFAS No. 157.

The table below presents the items which the Company measures at fair value on a nonrecurring basis. For mortgage loans held for sale, investment in used vehicles held for sale and other real estate owned, LOCOM or valuation allowance is the most relevant indicator of the impact on earnings of measuring those specific items to fair value. For lending receivables, the credit allowance which is measured using the fair value of the collateral that secures the related lending receivable is the most relevant indicator. The carrying values of those items are inclusive of the respective valuation or credit allowance. For impairments on the model home portfolio and investments in automotive operating leases, changes to the income statement are the most relevant indicator of the impact on earnings of measuring these specific items to fair value. The three and six months ended June 30, 2008 losses are shown below for those items.

	Nonrecurring Fair Value Measurements
	As of June 30, 2008					Total Gains (Losses)
					Lower of	Included in Earnings
					Cost or	for the Periods Ended
				Total	Fair Value or	June 30, 2008
	Nonrecurring Fair Value Measures			Estimated	Credit	Three	Six
	Level 1	Level 2	Level 3	Fair Value	Allowance	Months	Months
	(In thousands)

Mortgage loans held for sale(1)	$—	$3,519,899	$594,428	$4,114,327	$(1,022,949)
Lending receivables(2)	1,210,418	368,778	155,330	1,734,526	(607,779)
Other assets:
Other real estate owned(3)	—	315,515	461,788	777,303	(165,444)
Model home portfolio(4)	—	218,378	—	218,378		$(18,629)	$(21,350)
Investments in automotive operating leases, net(5)			2,384,686	2,384,686		(92,035)	(92,035)
Investment in used vehicles held-for-sale(1)	—	—	58,962	58,962	(3,965)

Total	$1,210,418	$4,422,570	$3,655,194	$9,288,182	$(1,800,137)	$(110,664)	$(113,385)

(1)	Represents assets held for sale that are required to be measured at lower of cost or fair value in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities or (SOP 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Only assets with fair values below cost are included in the table above. The related valuation allowance represents the cumulative adjustment to fair value of those specific loans.

(2)	The carrying value for lending receivables includes only those lending receivables that have a specific reserve established using the fair value of the underlying collateral as well as Resort Finance assets impaired under SFAS No. 144 held-for-sale treatment. The related credit allowance represents the cumulative adjustment to fair value of those specific lending receivables.

(3)	The allowance provided for other real estate owned represents any cumulative valuation adjustments recognized to adjust those respective repossessed, foreclosed and owned properties to fair value less costs to sell.

(4)	The model home portfolio held by the Business Capital Group is accounted for as required by SFAS No. 144. The losses represent adjustments to fair value of that portfolio based on actual sales over the last three and six months.

(5)	Represents assets impaired under SFAS No. 144. The total loss included in earnings for the three and six months ended June 30, 2008, represents the fair market value adjustments on the portfolio.

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

The Company elected to measure at fair value certain financial assets and liabilities held by ResCap including certain collateralized debt obligations and certain mortgage loans held for investment and related debt held in financing securitization structures that existed as of adoption. The Company’s intent in electing fair value for these items was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities as described in the paragraphs following the table below. The cumulative effect to retained earnings for these fair value elections was a decrease of $178.5 million on January 1, 2008.

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

As a result of market conditions and deteriorating credit performance on certain of the Company’s loan products during 2007, the Company’s economic exposure on certain of these domestic on-balance sheet securitizations was reduced to zero or approximating zero, thus indicating the Company expected minimal to no future cash flows to be received on the economic residual. While the Company no longer was economically exposed to credit losses in the securitizations, the Company was required to continue recording additional allowance for loan losses on the securitization collateral as credit performance deteriorated. Further in accordance with GAAP, the Company did not record any offsetting reduction in the securitization’s debt balances, even though any nonperformance of the assets will ultimately pass through as a reduction of amount owed to the debt holders, once they are contractually extinguished. As a result, the Company was required to record accounting losses beyond its economic exposure.

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

As part of the cumulative effect of adopting SFAS No. 159, the Company removed various items that were previously included in the carrying value of the respective mortgage loans held for investment and on-balance sheet securitization debt. The Company removed $489.0 million of allowance for loan losses and other net deferred and upfront costs included in the carrying value of the fair value elected loans and debt. The removal of these items, as well as the adjustment required in order to have the item’s carrying value equal fair value at January 1, 2008, resulted in a $3.8 billion decrease recorded to beginning retained earnings for the fair value elected mortgage loans held for investment, offset by a $3.6 billion gain related to the elected on-balance sheet securitized debt. The impact of these fair value option elections increased the Company’s deferred tax asset by $0.7 million.

Subsequent to the fair value election for mortgage loans held for investment, the Company continues to carry the fair value of these loans within mortgage loans held for investment on the balance sheet. The Company no longer records allowance for loan losses on these fair value elected loans and amortization of net deferred costs/fees no longer occurs, because the deferred amounts were removed as part of the cumulative effect of adopting SFAS No. 159. The Company’s policy is to separately record interest income on these fair value elected loans unless they are placed on nonaccrual status when they are 60 days past due; these amounts continue be classified within interest income on the condensed consolidated income statement. The fair value adjustment recorded for the mortgage loans held for investment is classified within other (loss) income on the condensed consolidated income statement.

Subsequent to the fair value election for the respective on-balance sheet securitization debt, the Company no longer amortizes upfront deal costs on the fair value elected on-balance sheet securitization debt, since these deferred amounts were removed as part of the cumulative effect of adopting SFAS No. 159. The fair value elected debt balances continue to be recorded within collateralized borrowings in securitization trusts on the balance sheet. The Company’s policy is to separately record interest expense on the fair value elected securitization debt, which continues to be classified within interest expense on the condensed consolidated income statement. The fair value adjustment recorded for this debt is classified within other (loss) income on the condensed consolidated income statement.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Collateralized Debt Obligations

The Company executed two collateralized debt obligation securitizations in 2004 and 2005, named CDO I and CDO II respectively (collectively the “CDOs”). Similar to the on-balance sheet securitizations discussed above, the Company retained certain economic interests in these CDOs which entitled the Company to excess cash flows that remain at each distribution date, after absorbing any credit losses in the CDOs. These CDOs were required to be consolidated under FIN No. 46R — Consolidation of Variable Interest Entities, thus the Company carries the CDO collateral on the condensed consolidated balance sheet. The Company classifies this collateral as trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and therefore carries the collateral on the balance sheet at fair value each period, with revaluation adjustments recorded through current period earnings. The Company was required to carry the CDO debt issued to third-parties on their condensed consolidated balance sheet and classified this as collateralized borrowings in securitization trusts; this debt was carried at amortized cost.

Similar to the on-balance sheet securitizations discussed above, the Company experienced significant devaluation in its retained economic interests in the on-balance sheet CDO transactions during 2007. The devaluation of retained economic interests was primarily the result of cash flows being contractually diverted away from the Company’s retained interests to build cash reserves as a direct result of certain failed securitization triggers, as well as significant market illiquidity in the CDO market. While the Company’s economic exposure was reduced to approximately zero as evidenced by its retained economic interest values, the Company continued writing down the CDO collateral with no offsetting reduction in the associated CDO debt balances. Thus, prior to fair value option election, the Company was recording accounting losses beyond its economic exposure. In order to mitigate this divergence between accounting losses and economic exposure, the Company elected the fair value option for the debt balances recorded for the CDOs on January 1, 2008.

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

Subsequent to the fair value option election for the CDO debt, the Company no longer amortizes upfront securitization costs for these transactions, as these amounts were removed as part of the cumulative effect of adopting SFAS No. 159. The fair value elected CDO debt balances continue to be carried within collateralized borrowings in securitization trusts on the condensed consolidated balance sheet. The Company’s policy is to separately record interest expense on the CDO debt, which continues to be classified within interest expense on the condensed consolidated income statement. The fair value adjustment recorded for the CDO debt is classified within gain (loss) on investment securities, net on the condensed consolidated income statement.

The tables below display the Company’s fair value option elections and information regarding the amounts recorded within earnings for each fair value option elected item.

	Changes in Fair Value Included in the Condensed Consolidated Income Statement
						Change in
					Total	Fair Value
				Gain on	Included	Due to
	Interest	Interest	Other	Investment	in Net	Credit
Three Months Ended June 30, 2008	Income	Expense	(Loss) Income	Securities, Net	Income	Risk

Mortgage loans held for investment	$181,978	—	$(766,540)	$—	$(584,562)	$(69,754	)(1)
Collateralized borrowings:
On-balance sheet securitizations	—	(95,034)	692,717	—	597,683	48,109	(2)
Collateralized debt obligations	—	(2,960)	—	21,747	18,787	—	(3)

Total					$31,908

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

	Changes in Fair Value Included in the Condensed Consolidated Income Statement
						Change in
					Total	Fair Value
				Gain on	Included	Due to
	Interest	Interest	Other	Investment	in Net	Credit
Six Months Ended June 30, 2008	Income	Expense	(Loss) Income	Securities, Net	Income	Risk
			(In thousands)

Mortgage loans held for investment	$380,458	$—	$(2,968,350)	$—	$(2,587,892)	$(87,655	)(1)
Collateralized borrowings:
On-balance sheet securitization debt	—	(209,450)	2,840,412	—	2,630,962	69,760	(2)
Collateralized debt obligations	—	(7,743)	—	43,039	35,296	—	(3)

Total					$78,366

(1)	The credit impact for mortgage loans held for investment was quantified by applying internal credit loss assumptions to cash flow models.

(2)	The credit impact for on-balance sheet securitization debt is assumed to be zero until the Company’s economic interests in a particular securitization is reduced to zero, at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value change due to credit. The Company also monitors credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

(3)	The credit impact for collateralized debt obligations is assumed to be zero until the Company’s economic interests in the securitization is reduced to zero, at which point the losses projected on the underlying collateral will be expected to be passed through to the securitization’s bonds. The Company also monitors credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

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

Below is a table that provides the aggregate fair value and the aggregate unpaid principal balance for the Company’s fair value option elected loans and long-term debt instruments:

	As of June 30, 2008
			Difference between
			Fair Value and Unpaid
	Fair Value	Unpaid Principal Balance	Principal Balance
		(In thousands)

Mortgage loans held for investment:
Total loans	$2,658,293	$9,737,624	$(7,079,331)
Loans 90+ days past due		1,360,821
Nonaccrual loans		1,786,289
Collateralized borrowings:
On-balance sheet securitizations	(2,753,753)	(9,243,232)	6,489,479
Collateralized debt obligations	(248,108)	(327,429)	79,321

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

17.	Related Party Transactions

On June 4, 2008, Residential Funding Company, LLC (“RFC”) and GMAC Mortgage, LLC (“GMAC Mortgage”), each subsidiaries of the Company, entered into a Loan Agreement (the “GMAC Senior Secured Credit Facility”) with GMAC, pursuant to which GMAC is providing to RFC and GMAC Mortgage a senior secured credit facility (the “Facility”) with a principal amount of up to $3.5 billion (the “Facility Limit”). The proceeds of the Facility were used to repay existing indebtedness of the Company on or prior to its maturity, to acquire certain assets, and for other working capital purposes. Under the Facility, GMAC has agreed to make revolving loans to RFC and GMAC Mortgage, and has further agreed to acquire $1.3 billion of the outstanding $1.8 billion bank term loan that was due July 28, 2008 (the “Term Loan”). The amounts used to acquire portions of the Term Loan have been converted into a loan that is subject to the terms and conditions of the Facility. The aggregate outstanding principal amount of the Term Loan and additional revolving loans (collectively, “Advances”) under the Facility at any time may not exceed the lesser of the Facility Limit and the allowable borrowing base as determined in accordance with the terms of the Facility. Advances will bear interest at a floating rate equal to one-month LIBOR plus 2.75%. The Company paid the Term Loan assigned to GMAC with proceeds from a draw under the Facility on July 28, 2008. The Facility expires on May 1, 2010. At June 30, 2008, $2.2 billion remained outstanding under the Facility and $1.3 billion under the Term Loan. The Company recognized $13.5 million of interest expense for the three months ended June 30, 2008 related to the Facility, including related term loan and debt assigned to GM and Cerberus, under the Participation Agreement. In addition, the Company has amortized $0.8 million of deferred debt issuance costs during the three months ended June 30, 2008 related to the Facility and has $16.7 million of these deferred costs remaining on its balance sheet as of June 30, 2008.

Also on June 4, 2008, GMAC entered into a Participation Agreement (the “Participation Agreement”) with General Motors Corporation (“GM”) and Cerberus ResCap Financing, LLC (“Cerberus Fund”) collectively the “Participants”. Pursuant to the Participation Agreement, GMAC sold GM and Cerberus Fund $750 million in subordinated participations in the loans made pursuant to the GMAC Senior Secured Credit Facility. GM and Cerberus Fund acquired 49% and 51% of the Participations, respectively. The Participants will not be entitled to receive any principal payments with respect to the Participations until the principal portion of the loans retained by GMAC have been paid in full. At June 30, 2008, the full $3.5 billion in capacity has been utilized, which consisted of $2.2 billion in advances under the Facility plus the assignment to GMAC of $1.3 billion of the outstanding bank term loan; $750 million of the $2.2 billion outstanding under the Facility was sold and assigned to GM and Cerberus.

In 2008, GMAC continued its open market repurchase program initiated during the fourth quarter of 2007 to repurchase a portion of the Company’s outstanding debt. During the six months ended June 30, 2008, GMAC purchased the Company’s outstanding debt with a carrying value of approximately $1.3 billion. Subsequently, GMAC made a capital injection to the Company in the form of the forgiveness of $1.5 billion of the Company’s debt. Accordingly, the Company recorded a capital contribution for GMAC’s purchase price of $970.3 million and a gain of $510.2 million on extinguishment of debt for the difference between the carrying value and GMAC’s purchase price. $806.3 million of the $970.3 million capital contribution are non-cumulative, non-participation perpetual preferred membership interests (“Preferred Membership Interests”) and are recorded in the equity section of the Company’s balance sheet. As of June 30, 2008, GMAC continues to hold $92.8 million of the Company’s senior secured notes.

The Preferred Membership Interests rank senior in right of payment to the Company’s common membership interests with respect to distributions and payments on liquidation or dissolution of the Company. The Preferred Membership Interests pay quarterly distributions at the rate of 13% of the liquidation preference (the “Preferred Distribution”) when, as and if authorized by the Company’s Board of Directors. The Company may not pay distributions on its common membership interests if any Preferred Distributions have not been paid, or sufficient

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

funds have not been set aside for such payment, for the then-current quarterly period. Preferred Distributions are not cumulative. The Company is currently prohibited by the Operating Agreement between it and GMAC from paying distributions on any of its membership interests. The Preferred Membership Interests is redeemable at the Company’s option on any Preferred Distribution payment date if approved by the Company’s Board of Directors, including a majority of the independent directors, in whole or in part for 100% of its liquidation preference plus any authorized but unpaid dividends on the Preferred Membership Interests being redeemed. The Preferred Membership Interests are exchangeable at GMAC’s option on a unit-for-unit basis into preferred membership interests in IB Finance Holding Company, LLC at any time after January 1, 2009, so long as neither the Company nor any of its significant subsidiaries was the subject of any bankruptcy proceeding on or before that date. The Preferred Membership Interests have no voting rights, except as required by law, and are not transferable by GMAC to any party other than a wholly-owned affiliate of GMAC without the consent of the Company’s Board of Directors, including a majority of the independent directors.

On June 1, 2008, GMAC and the Company entered into an amendment to the Loan and Security Agreement, dated as of April 18, 2008 (the “MSR Facility”). The amendment to the MSR Facility increases the maximum facility amount from $750 million to $1.2 billion and increases the advance rate from 50% to 85%. As of June 30, 2008, $1.2 billion remained outstanding and the Company has recognized $7.1 million of interest expense for the six months ended June 30, 2008.

On February 21, 2008, RFC entered into a secured Credit Agreement (the “Resort Finance Facility”) with GMAC, as a lender and as agent, to provide RFC with a revolving credit facility with a principal amount of up to $750.0 million. To secure the obligations of RFC under the Resort Finance Facility, RFC has pledged as collateral under a Pledge Agreement (the “Pledge Agreement”), among other things, its membership interest in RFC Resort Funding, LLC, a wholly-owned special purpose subsidiary of RFC, certain loans made by RFC to resort developers secured by time-share loans or agreements to purchase timeshares and certain loans made by RFC to resort developers to fund construction of resorts and resort-related facilities and all collections with respect to the pledged loans. In the first quarter of 2008, RFC borrowed $655.0 million under the Resort Finance Facility maturing on August 21, 2009. As of June 30, 2008, RFC has $750.0 million outstanding under the Resort Finance Facility. The Company recognized $14.4 million of interest expense for the six months ended June 30, 2008 related to this Resort Finance Facility. See Note 18 — Subsequent Events for further details regarding the acquisition of the Company’s Resort Finance business by GMAC Commercial Finance.

On June 17, 2008, the Company and GMAC Commercial Finance, LLC (GMACCF), a subsidiary of GMAC, agreed to enter into a Receivables Factoring Facility (the “Receivables Facility”), whereby, GMACCF agreed to purchase certain mortgage servicing advances. The servicing advances are part of the primary collateral securing the GMAC senior secured credit facility and the New Notes. The proceeds from the Receivables Facility were reinvested in additional servicing advances that became primary collateral. The agreement provides for the purchase of receivables that satisfy certain eligibility requirements multiplied by a purchase price rate of 85%. The maximum outstanding receivables at any point in time less the 15% discount, can not exceed $600 million. On June 17, 2008, GMACCF purchased $586.3 million face amount of receivables, resulting in a loss of $88.0 million for the Company. The Receivables Facility will mature on June 16, 2009.

In June 2008, Cerberus Capital Management, L.P. or its designee(s) (“Cerberus”) purchased certain assets of the Company with a carrying value of approximately $479 million for consideration consisting of $230 million in cash and a Series B junior preferred membership interest in a newly-formed entity, CMH Holdings, LLC (“CMH”), which is not a subsidiary of the Company and the managing member of which is an affiliate of Cerberus. CMH purchased from the Company model home and lot option assets. CMH is consolidated into Residential Capital, LLC under FIN No. 46R as the Company remains the primary beneficiary. In conjunction with this agreement, Cerberus has entered into both term and revolving loans with CMH. The term loan principal amount is equal to $230 million

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

and the revolving loan maximum amount is $10 million. The loans will mature on June 30, 2013 and are secured by a pledge of all of the assets of CMH. At June 30, 2008, $221.7 million of the term loan was outstanding and interest expense through June 30, 2008 was $1.9 million.

Cerberus has committed to purchase certain assets of the Company at the Company’s option consisting of performing and non-performing mortgage loans, mortgage-backed securities and other assets for net cash proceeds of $300 million. The Company has commenced identifying the assets proposed to be sold to Cerberus See Note 18 — Subsequent Events. In addition, the Company intends, but is not obligated, to undertake an orderly sale of certain assets and has completed a sale of securitized excess servicing subsequent to June 30, 2008 under this commitment, consisting of performing and non-performing mortgage loans, mortgage-backed securities and other assets in arms-length transactions through the retention of nationally recognized brokers, in an auction process. Cerberus has committed to make firm bids to purchase the auctioned assets for net cash proceeds of $650 million.

The Company provides working capital funding and construction lending financing for affiliates of an equity method investee. The affiliates of the investees had an outstanding working capital balance of $5.0 million at June 30, 2008 and 2007. The Company recognized interest income of $0.4 and $0.2 million for the six months ended June 30, 2008 and 2007, respectively, on these balances. The affiliates of the investees had outstanding construction lending receivable balances of $1.9 million at June 30, 2008 and 2007. The Company recognized interest income on these receivables of $0.1 million for the six months ended June 30, 2008 and 2007.

The Company provides warehouse funding to other equity method investees. Outstanding warehouse lending balances for the investees were $51.9 and $60.1 million as of June 30, 2008 and 2007, respectively. The Company recognized interest income on these receivables of $5.4 and $1.3 million for the six months ended June 30, 2008 and 2007, respectively. The Company purchased $43.0 and $17.0 million of loans at market prices from the investees during the first six months of 2008 and 2007, respectively.

The Company provides global relocation services to GM and GMAC for certain relocations of their employees. The Company recorded income of $5.5 and $4.6 million for such services in the six months ended June 30, 2008 and 2007, respectively. In addition, GM and GMAC incurred mortgage-related fees for certain of their employees resulting in income of $1.6 and $2.1 million for the six months ended June 30, 2008 and 2007, respectively.

GMAC and the Company provided each other with certain services for which a management fee was charged. The Company had net, GMAC management fees expense of $31.8 and $18.8 million for the six months ended June 30, 2008 and 2007, respectively. In addition, the Company received $6.1 and $9.2 million from GMAC for certain services related to risk management activities for the six months ended June 30, 2008 and 2007, respectively.

The Company had accounts payable of $2.6 million at June 30, 2008 and accounts receivable of $7.2 million at June 30, 2007 with unconsolidated affiliates. In addition, the Company recognized interest income of $9.2 million for the six months ended June 30, 2007, for a lending receivable from an affiliate of FIM Holdings LLC, which has been reduced to $0.0 million as of September 30, 2007.

During the six months ended June 30, 2007, the Company received net cash payments totaling $249.6 million, from GMAC for settlement of its intercompany tax receivable from GM that related to the Company’s estimated federal and state tax liabilities for the period ended November 30, 2006.

GMAC Bank’s deposit liabilities included a deposit from GMAC of $444.3 and $296.5 million at June 30, 2008 and 2007, respectively. The Company incurred interest expense of $10.3 and $6.7 million for the six months ended June 30, 2008 and 2007, respectively, on these deposits.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

18.	Subsequent Events

On July 2, 2008, the Company and GMAC entered into an agreement (the “Resort Finance Sale Agreement”) pursuant to which GMAC Commercial Finance would acquire 100% of the Company’s resort finance business, including its subsidiary, RFC Resort Funding, LLC (collectively, the “Resort Finance business”), for a cash purchase price equal to the fair market value of the business. On June 3, 2008, the Company received an initial deposit of $250 million, representing estimated net proceeds related to this transaction. As of June 30, 2008, prior to a third-party fair market valuation, the carrying value of the Resort Finance assets were approximately $1.5 billion and outstanding indebtedness under the GMAC senior secured credit facility was $750.0 million and outstanding indebtedness under its secured aggregation facility was $375.0 million. The Resort Finance assets were not part of the primary collateral securing the senior secured credit facility or the notes issued in the Company’s private exchange offers.

Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Resort Finance business was designated as held-for-sale as of June 30, 2008 and subject to fair market valuation. The fair market value was determined by an independent, third-party valuation to be $96.1 million, plus the amount (if any) of a calculated Deferred Purchase Price. In accordance with the terms of the purchase agreement, at the closing of the transaction on July 31, 2008, ResCap returned $153.9 million to GMAC, representing the difference between the deposit the Company had received and the valuation, without regard to the Deferred Purchase Price. In addition, an impairment charge of approximately $253.0 million was recorded to the Company’s consolidated statement of income for the three months ended June 30, 2008 establishing a valuation allowance on the lending receivable assets of the Resort Finance business.

Per the terms of the Resort Finance Sale Agreement, the Deferred Purchase Price will be 25% of any excess of:

•	the sum of (i) proceeds of the assets of the Resort Finance business during the three years following the sale by the Company, including sales proceeds and principal payments, plus (ii) if less than all the assets or business of the Resort Finance business have been sold during such three-year period, the value of the remaining net assets of the business (whether positive or negative) as determined in the reasonable good faith judgment of the Chief Financial Officer of GMAC, over

•	the “basis” of GMAC Commercial Finance in the Resort Finance business, equal to the sum of (i) approximately $1.2 billion, plus (ii) the aggregate principal amount of any additional advances to obligors of the Resort Finance business after the sale by the Company, plus (iii) any accrued but unpaid interest due from such obligors on assets sold by GMACCF during such three-year period.

Either party can accelerate the date for determining the Deferred Purchase Price to be paid if the assets or business of the Resort Finance business has been substantially sold, such that the value of its remaining assets is less than $100 million. The obligation to pay the Deferred Purchase Price terminates upon a change of control of the Company.

On February 1, 2008, Cerberus FIM, LLC; Cerberus FIM Investors, LLC; and FIM Holdings LLC (collectively, the “FIM Entities”) submitted a letter to the Federal Deposit Insurance Corporation (“FDIC”) requesting that the FDIC waive certain of the requirements contained in a two-year disposition agreement among each of the FIM Entities and the FDIC that pertained to GMAC Bank. On July 15, 2008, the FDIC determined to address the FIM Entities waiver request submitted to the FDIC on February 1, 2008 through the execution of a 10-year extension of

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

the existing two-year disposition requirement. Certain agreements were entered into in connection with this extension:

•	On July 21, 2008, each of GMAC, the FIM Entities, IB Finance Holding Company, LLC (“Holdings”), GMAC Bank and the FDIC (collectively, the “Contracting Parties”) entered into a Parent Company Agreement (the “PA”). The PA requires GMAC to maintain its capital at a level such that the ratio of its total equity to total assets is at least 5%. The PA defines “total equity” and “total assets” as total equity and total assets, respectively, as reported on GMAC’s consolidated balance sheet in its quarterly and annual reports filed with the United States Securities and Exchange Commission. The PA further requires GMAC, beginning December 31, 2008, to maintain its capital at a level such that the ratio of its tangible equity to tangible assets is at least 5%. For this purpose, “tangible equity” means “total equity” minus goodwill and other intangible assets, net of accumulated amortization (other than mortgage servicing assets), and “tangible assets” means “total assets” less all goodwill and other intangible assets (other than mortgage servicing assets). Further, the PA requires GMAC Bank to obtain FDIC approval prior to engaging in certain affiliate transactions, and for any major deviation or material change from its business plan for a seven-year period. The PA also requires GMAC and Holdings to submit certain periodic reports to the FDIC and to consent to examinations by the FDIC to monitor compliance with the PA, any other agreements executed in conjunction with the 10-year extension of the existing two-year disposition requirement, and applicable law.

•	On July 21, 2008, the Contracting Parties entered into a Capital and Liquidity Maintenance Agreement (the “CLMA”). The CLMA requires capital at GMAC Bank to be maintained at a level such that GMAC Bank’s leverage ratio is at least 11% for a three-year period. The CLMA defines “leverage ratio” as the ratio of Tier 1 capital to total assets, as those amounts are determined pursuant to FDIC regulations related to capital requirements in 12 C.F.R., Section 325.2. Following the initial three-year period, GMAC Bank must continue to be “well capitalized” as defined in 12 C.F.R. Part 325. The CLMA further requires GMAC (and such additional Contracting Parties acceptable to the FDIC) to extend a $3 billion unsecured revolving line of credit to GMAC Bank.

On July 14 and 15, 2008, GMAC Mortgage agreed to sell securitized excess servicing on two populations of loans to Cerberus. The two populations consist of $13.8 billion in unpaid principal balance of Freddie Mac loans and $24.8 billion in unpaid principal balance of Fannie Mae loans, capturing $982 million and $591.0 million of notional interest-only securities, respectively. The sales closed on July 30, 2008. The net proceeds of $167.1 million is the first completed transaction in the commitment made by Cerberus for net cash proceeds of $300.0 million. See Note 17 — Related Party Transactions.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

19.	Segment Information

Financial results for the Company’s reportable operating segments were as follows:

	Residential	Business	International	Corporate
	Finance	Capital	Business	and
Three Months Ended June 30, 2008	Group	Group	Group	Other	Eliminations	Consolidated
			(In thousands)

Net financing revenue	$59,061	$(12,272)	$51,783	$41,197	$—	$139,769
Other revenue	302,002	(341,272)	(907,186)	252,384	—	(694,072)

Total net revenue	361,063	(353,544)	(855,403)	293,581	—	(554,303)
Provision for loan losses	(166,688)	(92,009)	(144,741)	(63,862)	—	(467,300)
Total non-interest expense	(495,212)	(18,859)	(117,118)	(123,507)	—	(754,696)

(Loss) income before income taxes and minority interest	(300,837)	(464,412)	(1,117,262)	106,212	—	(1,776,299)
Income tax (benefit) expense	(14,005)	(264)	155,128	(29,520)	—	111,339

(Loss) income before minority interest	(286,832)	(464,148)	(1,272,390)	135,732	—	(1,887,638)
Minority interest	—	—	—	(28,119)	—	(28,119)

Net (loss) income	$(286,832)	$(464,148)	$(1,272,390)	$163,851	$—	$(1,859,519)

Total assets	$41,712,964	$4,554,442	$13,579,263	$30,271,310	$(17,514,146)	$72,603,833

Net interest (expense) income from other segments	$(106,820)	$(40,806)	$(92,939)	$240,565	$—	$—

	Residential	Business	International	Corporate
	Finance	Capital	Business	and
Three Months Ended June 30, 2007	Group	Group	Group	Other	Eliminations	Consolidated
			(In thousands)

Net financing revenue	$214,437	$31,416	$27,188	$90,816	$—	$363,857
Other revenue	465,556	26,545	99,971	(51,281)	—	540,791

Total net revenue	679,993	57,961	127,159	39,535	—	904,648
Provision for loan losses	(244,094)	(32,744)	(16,809)	(36,771)	—	(330,418)
Total non-interest expense	(588,494)	(18,778)	(98,271)	(33,294)	—	(738,837)

(Loss) income before income taxes and minority interest	(152,595)	6,439	12,079	(30,530)	—	(164,607)
Income tax expense (benefit)	47,432	59	(2,686)	20,183	—	64,988

(Loss) income before minority interest	(200,027)	6,380	14,765	(50,713)	—	(229,595)
Minority interest	—	—	—	24,401	—	24,401

Net (loss) income	$(200,027)	$6,380	$14,765	$(75,114)	$—	$(253,996)

Total assets	$88,745,833	$7,608,534	$13,295,333	$38,919,637	$(23,068,373)	$125,500,964

Net interest (expense) income from other segments	$(131,944)	$(74,692)	$(79,917)	$286,553	$—	$—

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

	Residential	Business	International	Corporate
	Finance	Capital	Business	and
Six Months Ended June 30, 2008	Group	Group	Group	Other	Eliminations	Consolidated
	(In thousands)

Net financing revenue	$131,174	$(24,989)	$36,855	$102,344	$—	$245,384
Other revenue	1,003,653	(428,873)	(1,717,704)	404,557	—	(738,367)

Total net revenue	1,134,827	(453,862)	(1,680,849)	506,901	—	(492,983)
Provision for loan losses	(284,832)	(94,957)	(184,372)	(205,160)	—	(769,321)
Total non-interest expense	(899,943)	(39,622)	(248,761)	(174,660)	—	(1,362,986)

(Loss) income before income taxes and minority interest	(49,948)	(588,441)	(2,113,982)	127,081	—	(2,625,290)
Income tax expense (benefit)	2,967	(415)	94,038	(13,433)	—	83,157

(Loss) income before minority interest	(52,915)	(588,026)	(2,208,020)	140,514	—	(2,708,447)
Minority interest	—	—	—	10,162	—	10,162

Net (loss) income	$(52,915)	$(588,026)	$(2,208,020)	$130,352	$—	$(2,718,609)

Total assets	$41,712,964	$4,554,442	$13,579,263	$30,271,310	$(17,514,146)	$72,603,833

Net interest (expense) income from other segments	$(224,237)	$(96,864)	$(183,926)	$505,027	$—	$—

	Residential	Business	International	Corporate
	Finance	Capital	Business	and
Six Months Ended June 30, 2007	Group	Group	Group	Other	Eliminations	Consolidated
			(In thousands)

Net financing revenue	$509,644	$65,981	$59,676	$163,438	$—	$798,739
Other revenue	401,941	87,278	242,452	(74,944)	—	656,727

Total net revenue	911,585	153,259	302,128	88,494	—	1,455,466
Provision for loan losses	(726,277)	(57,442)	(22,561)	(69,147)	—	(875,427)
Total non-interest expense	(1,277,758)	(37,606)	(189,486)	(60,542)	—	(1,565,392)

(Loss) income before income taxes and minority interest	(1,092,450)	58,211	90,081	(41,195)	—	(985,353)
Income tax expense	73,534	318	30,296	31,481	—	135,629

(Loss) income before minority interest	(1,165,984)	57,893	59,785	(72,676)	—	(1,120,982)
Minority interest	—	—	—	43,490	—	43,490

Net (loss) income	$(1,165,984)	$57,893	$59,785	$(116,166)	$—	$(1,164,472)

Total assets	$88,745,833	$7,608,534	$13,295,333	$38,919,637	$(23,068,373)	$125,500,964

Net interest (expense) income from other segments	$(256,920)	$(146,756)	$(105,910)	$509,586	$—	$—

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

20.	Regulatory Matters

Certain subsidiaries of the Company associated with the Company’s mortgage and real estate operations are required to maintain certain regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state and foreign agencies that could have a material effect on the Company’s results of operations and financial condition. These entities were in compliance with these requirements as of June 30, 2008.

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

			Minimum to be
	Actual		Well Capitalized
June 30, 2008	Amount	Ratio	Amount	Ratio
	(Dollars in millions)		(Dollars in millions)

Total capital (Tier 1 + Tier 2) to risk weighted assets	$3,646.0	15.9%	$2,289.2	10.0%
Tier 1 capital to risk weighted assets	3,466.5	15.1%	1,373.5	6.0%
Tier 1 capital to average assets (leveraged ratio)	3,466.5	10.8%	1,598.6	5.0%

On July 21, 2008, the well capitalization minimum requirements were modified in connection with the FDIC extension as disclosed in Note 18 - Subsequent Events.

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

Certain of the Company’s foreign subsidiaries operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions, including Financial Service Authority requirements. These regulatory restrictions, among other things, require that the Company’s subsidiaries meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. As of June 30, 2008, compliance with these various regulations has not had a material adverse effect on the Company’s consolidated balance sheets, statements of income or cash flows.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

21.	Supplemental Financial Information

The following supplemental financial information presents the condensed consolidating balance sheet, statements of income and statements of cash flows for the Company, the guarantor and non-guarantor subsidiaries. The senior unsecured notes issued by the Company are unconditionally and jointly and severally guaranteed by certain domestic subsidiaries.

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)

ASSETS
Cash and cash equivalents	$1,507,282	$140,703	$4,952,231	$(22,363)	$6,577,853
Mortgage loans held for sale	—	1,963,375	5,077,508	(5,042)	7,035,841
Trading securities	—	128,886	853,782	—	982,668
Mortgage loans held for investment, net fair value	—	3,125,350	27,235,333	(36,294)	30,324,389
Lending receivables, net	—	449,862	7,619,626	—	8,069,488
Mortgage servicing rights	—	4,830,013	587,348	—	5,417,361
Accounts receivable, net	1,710	1,521,224	2,215,111	(972,617)	2,765,428
Investments in real estate and other	—	43,166	947,505	—	990,671
Other assets	126,320	4,996,733	8,596,936	(3,279,855)	10,440,134
Investment in, and loans to, subsidiaries	17,430,396	(1,464,207)	—	(15,966,189)	—

Total assets	$19,065,708	$15,735,105	$58,085,380	$(20,282,360)	$72,603,833

LIABILITIES
Borrowings:
Borrowings from parent	$2,750,000	$6,955,000	$6,891,937	$(11,896,937)	$4,700,000
Borrowings from affiliates	750,000	—	221,677	—	971,677
Collateralized borrowings in securitization trusts fair value	—	—	7,900,050	—	7,900,050
Other borrowings	11,233,012	1,959,296	18,929,212	(972,540)	31,148,980

Total borrowings	14,733,012	8,914,296	33,942,876	(12,869,477)	44,720,707
Deposit liabilities	—	—	17,559,302	(22,363)	17,536,939
Other liabilities	265,225	3,277,610	4,620,028	(3,359,557)	4,803,306

Total liabilities	14,998,237	12,191,906	56,122,206	(16,251,397)	67,060,952

Minority interest	—	—	1,475,410	—	1,475,410

EQUITY
Common stock and paid-in capital	—	—	808,657	(808,657)	—
Member’s interest	6,788,348	9,518,674	3,330,744	(12,849,418)	6,788,348
Preferred membership interests	806,344	—	—	—	806,344
Accumulated deficit	(3,568,651)	(6,017,706)	(3,686,435)	9,704,141	(3,568,651)
Accumulated other comprehensive income	41,430	42,231	34,798	(77,029)	41,430

Total equity	4,067,471	3,543,199	487,764	(4,030,963)	4,067,471

Total liabilities, minority interest and equity	$19,065,708	$15,735,105	$58,085,380	$(20,282,360)	$72,603,833

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue
Interest income	$288,771	$377,793	$766,010	$(286,891)	$1,145,683
Automotive operating lease income	—	—	148,522	—	148,522

Total financing revenue	288,771	377,793	914,532	(286,891)	1,294,205
Interest expense	267,718	367,053	629,824	(287,568)	977,027
Depreciation expense on automotive operating lease income	—	—	85,374	—	85,374
Impairment of investment in automotive operating leases	—	—	92,035	—	92,035

Net financing revenue	21,053	10,740	107,299	677	139,769
Other revenue
Loss on mortgage loans, net	—	(224,786)	(844,931)	8,212	(1,061,505)
Servicing fees	—	349,146	42,689	220	392,055
Servicing asset valuation and hedge activities, net	—	(164,568)	(20,282)	—	(184,850)

Net servicing fees	—	184,578	22,407	220	207,205
Loss on investment securities, net	(2,458)	(56,643)	(30,963)	—	(90,064)
Real estate related revenues, net	—	(70)	18,726	—	18,656
Gain on extinguishment of debt	647,075	—	—	—	647,075
Loss on foreclosed real estate	—	(38,619)	(36,331)	—	(74,950)
Other income (loss)	827	(421,419)	96,268	(16,165)	(340,489)

Total other revenue	645,444	(556,959)	(774,824)	(7,733)	(694,072)

Total net revenue	666,497	(546,219)	(667,525)	(7,056)	(554,303)
Provision for loan losses	—	97,884	369,416	—	467,300
Non-interest expense
Compensation and benefits	—	115,412	134,724	—	250,136
Professional fees	73,963	68,802	21,970	—	164,735
Data processing and telecommunications	—	23,860	16,822	—	40,682
Advertising	—	11,416	7,394	—	18,810
Occupancy	—	11,860	17,157	—	29,017
Restructuring	—	(14,867)	32,548	—	17,681
Other	(38,556)	191,013	108,574	(27,396)	233,635

Total non-interest expense	35,407	407,496	339,189	(27,396)	754,696

Income (loss) before income taxes and minority interest	631,090	(1,051,599)	(1,376,130)	20,340	(1,776,299)
Income tax (benefit) expense	(9,945)	3,193	118,122	(31)	111,339

Income (loss) before minority interest	641,035	(1,054,792)	(1,494,252)	20,371	(1,887,638)
Minority interest	—	—	(28,119)	—	(28,119)

Income (loss) before equity in net losses of subsidiaries	641,035	(1,054,792)	(1,466,133)	20,371	(1,859,519)
Equity in net losses of subsidiaries	(2,500,554)	(1,443,982)	—	3,944,536	—

Net loss	$(1,859,519)	$(2,498,774)	$(1,466,133)	$3,964,907	$(1,859,519)

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three Months Ended June 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue
Interest income	$284,458	$366,360	$1,585,427	$(267,515)	$1,968,730
Automotive operating lease income	—	—	123,385	—	123,385

Total financing revenue	284,458	366,360	1,708,812	(267,515)	2,092,115
Interest expense	283,052	303,275	1,343,777	(273,727)	1,656,377
Depreciation expense on automotive operating lease income	—	—	71,881	—	71,881

Net financing revenue	1,406	63,085	293,154	6,212	363,857
Other revenue
Gain on mortgage loans, net	—	17,236	156,056	222	173,514
Servicing fees	—	441,932	12,028	(1,816)	452,144
Servicing asset valuation and hedge activities, net	—	(150,827)	(706)	—	(151,533)

Net servicing fees	—	291,105	11,322	(1,816)	300,611
(Loss) gain on investment securities, net	(771)	(111,146)	55,443	—	(56,474)
Real estate related revenues, net	—	228	137,378	—	137,606
Loss on foreclosed real estate		(20,927)	(48,811)	—	(69,738)
Other income	994	48,932	39,844	(34,498)	55,272

Total other revenue	223	225,428	351,232	(36,092)	540,791

Total net revenue	1,629	288,513	644,386	(29,880)	904,648
Provision for loan losses	—	88,263	243,972	(1,817)	330,418
Non-interest expense
Compensation and benefits	—	202,339	148,541	—	350,880
Professional fees	—	42,813	14,703	—	57,516
Data processing and telecommunications	—	30,119	15,373	—	45,492
Advertising	—	23,074	12,023	—	35,097
Occupancy	—	25,547	13,677	—	39,224
Other	941	143,402	102,410	(36,125)	210,628

Total non-interest expense	941	467,294	306,727	(36,125)	738,837

Income (loss) before income taxes and minority interest	688	(267,044)	93,687	8,062	(164,607)
Income tax (benefit) expense	—	(960)	64,772	1,176	64,988

Income (loss) before minority interest	688	(266,084)	28,915	6,886	(229,595)
Minority interest	—	—	24,401	—	24,401

Income (loss) before equity in net losses of subsidiaries	688	(266,084)	4,514	6,886	(253,996)
Equity in net losses of subsidiaries	(254,684)	(105,372)	—	360,056	—

Net (loss) income	$(253,996)	$(371,456)	$4,514	$366,942	$(253,996)

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue
Interest income	$611,034	$558,185	$1,793,344	$(600,856)	$2,361,707
Automotive operating lease income	—	—	295,796	—	295,796

Total financing revenue	611,034	558,185	2,089,140	(600,856)	2,657,503
Interest expense	596,794	604,487	1,547,040	(600,898)	2,147,423
Depreciation expense on automotive operating lease income	—	—	172,661	—	172,661
Impairment of investment in automotive operating leases	—	—	92,035	—	92,035

Net financing revenue	14,240	(46,302)	277,404	42	245,384
Other revenue
Loss on mortgage loans, net	—	(324,020)	(1,514,278)	28,797	(1,809,501)
Servicing fees	—	711,260	74,924	(2,057)	784,127
Servicing asset valuation and hedge activities, net	—	262,221	(37,568)	—	224,653

Net servicing fees	—	973,481	37,356	(2,057)	1,008,780
Loss on investment securities, net	(32,207)	(176,685)	(324,992)	—	(533,884)
Real estate related revenues, net	—	(11,473)	2,185	—	(9,288)
Gain on extinguishment of debt	1,126,619	—	—	—	1,126,619
Loss on foreclosed real estate	—	(97,601)	(62,718)	—	(160,319)
Other (loss) income	(154)	(412,325)	75,572	(23,867)	(360,774)

Total other revenue	1,094,258	(48,623)	(1,786,875)	2,873	(738,367)

Total net revenue	1,108,498	(94,925)	(1,509,471)	2,915	(492,983)
Provision for loan losses	—	279,109	490,212	—	769,321
Non-interest expense
Compensation and benefits	—	253,582	258,010	—	511,592
Professional fees	73,963	118,753	32,852	—	225,568
Data processing and telecommunications	—	48,896	32,282	—	81,178
Advertising	—	23,818	13,180	—	36,998
Occupancy	—	24,957	32,253	—	57,210
Restructuring	—	1,314	36,581	—	37,895
Other	(45,624)	284,348	210,506	(36,685)	412,545

Total non-interest expense	28,339	755,668	615,664	(36,685)	1,362,986

Income (loss) before income taxes and minority interest	1,080,159	(1,129,702)	(2,615,347)	39,600	(2,625,290)
Income tax (benefit) expense	(11,945)	(517)	95,650	(31)	83,157

Income (loss) before minority interest	1,092,104	(1,129,185)	(2,710,997)	39,631	(2,708,447)
Minority interest	—	—	10,162	—	10,162

Income (loss) before equity in net losses of subsidiaries	1,092,104	(1,129,185)	(2,721,159)	39,631	(2,718,609)
Equity in net losses of subsidiaries	(3,810,713)	(2,707,783)	—	6,518,496	—

Net loss	$(2,718,609)	$(3,836,968)	$(2,721,159)	$6,558,127	$(2,718,609)

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Six Months Ended June 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenue
Interest income	$548,011	$810,025	$3,270,244	$(524,838)	$4,103,442
Automotive operating lease income	—	—	234,615	—	234,615

Total financing revenue	548,011	810,025	3,504,859	(524,838)	4,338,057
Interest expense	544,985	632,152	2,763,464	(539,040)	3,401,561
Depreciation expense on automotive operating lease income	—	—	137,757	—	137,757

Net financing revenue	3,026	177,873	603,638	14,202	798,739
Other revenue
(Loss) gain on mortgage loans, net	—	(291,412)	233,015	(2,726)	(61,123)
Servicing fees	—	880,671	22,285	(3,635)	899,321
Servicing asset valuation and hedge activities, net	—	(452,675)	(1,212)	—	(453,887)

Net servicing fees	—	427,996	21,073	(3,635)	445,434
(Loss) gain on investment securities, net	(771)	(91,283)	75,514	—	(16,540)
Real estate related revenues, net	—	13,134	255,754	—	268,888
Loss on foreclosed real estate	—	(24,248)	(67,930)	—	(92,178)
Other (loss) income	1,822	91,025	81,407	(62,008)	112,246

Total other revenue	1,051	125,212	598,833	(68,369)	656,727

Total net revenue	4,077	303,085	1,202,471	(54,167)	1,455,466
Provision for loan losses	—	296,267	581,322	(2,162)	875,427
Non-interest expense
Compensation and benefits	—	414,099	270,692	—	684,791
Professional fees	—	87,380	28,122	—	115,502
Data processing and telecommunications	—	62,859	30,507	—	93,366
Advertising	—	44,978	20,539	—	65,517
Occupancy	—	46,557	27,418	—	73,975
Other	(159)	391,311	208,423	(67,334)	532,241

Total non-interest expense	(159)	1,047,184	585,701	(67,334)	1,565,392

Income (loss) before income taxes and minority interest	4,236	(1,040,366)	35,448	15,329	(985,353)
Income tax benefit	—	(4,795)	140,321	103	135,629

Income (loss) before minority interest	4,236	(1,035,571)	(104,873)	15,226	(1,120,982)
Minority interest	—	—	43,490	—	43,490

Income (loss) before equity in net losses of subsidiaries	4,236	(1,035,571)	(148,363)	15,226	(1,164,472)
Equity in net losses of subsidiaries	(1,168,708)	(249,909)	—	1,418,617	—

Net loss	$(1,164,472)	$(1,285,480)	$(148,363)	$1,433,843	$(1,164,472)

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$230,235	$2,850,399	$2,888,313	$(136,409)	$5,832,538
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in lending receivables	—	485	(3,956)	—	(3,471)
Originations and purchases of mortgage loans held for investment	—	(1,064,460)	(2,732,997)	824,085	(2,973,372)
Proceeds from sales and repayments of mortgage loans held for investment	—	1,101,784	3,247,211	(830,278)	3,518,717
Sales of mortgage servicing rights	—	155,861	18,251	—	174,112
Purchases of and advances to investments in real estate and other	—	(2,484)	(13,218)	—	(15,702)
Proceeds from sales of and returns of investments in real estate and other	—	896	255,979	—	256,875
Net (increase) decrease in affiliate lending	(266,771)	—	—	266,771	—
Payment of capital contributions	—	(29,705)	—	29,705	—
Other, net	21,210	193,629	333,416	—	548,255

Net cash (used in) provided by investing activities	(245,561)	356,006	1,104,686	290,283	1,505,414
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in borrowings from GMAC	2,750,000	(1,394,096)	3,610,867	(266,771)	4,700,000
Net increase in borrowings from affiliates	750,000	—	221,677	—	971,677
Net decrease in other short-term borrowings	—	(1,882,230)	(7,172,366)	(1,299)	(9,055,895)
Repayments of collateralized borrowings in securitization trusts	—	—	(1,750,886)	—	(1,750,886)
Proceeds from secured aggregation facilities, long-term	—	—	160,000	—	160,000
Repayments of secured aggregation facilities, long-term	—	—	(465,114)	—	(465,114)
Proceeds from other long-term borrowings	—	—	2,405,000	—	2,405,000
Repayments of other long-term borrowings	(1,846,190)	—	(2,299,457)	—	(4,145,647)
Payments of debt issuance costs	(17,132)	—	(20,210)	—	(37,342)
Extinguishment of long-term borrowings	(2,060,829)	—	—	—	(2,060,829)
Proceeds from capital contributions	—	—	43,969	(29,705)	14,264
Increase in deposit liabilities	—	—	4,078,297	110,122	4,188,419

Net cash used in financing activities	(424,151)	(3,276,326)	(1,188,223)	(187,653)	(5,076,353)
Effect of foreign exchange rates on cash and cash equivalents	51,838	—	(195,398)	43,901	(99,659)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(387,639)	(69,921)	2,609,378	10,122	2,161,940
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,894,921	210,624	2,342,853	(32,485)	4,415,913

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,507,282	$140,703	$4,952,231	$(22,363)	$6,577,853

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:

Parent contributed $2.4 billion to guarantor subsidiaries through forgiveness of borrowings from parent.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(139,194)	$(948,528)	$5,121,558	$33,186	$4,067,022
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in lending receivables	—	1,031,073	2,628,209	—	3,659,282
Originations and purchases of mortgage loans held for investment	—	(925,994)	(3,074,652)	(1,734)	(4,002,380)
Proceeds from sales and repayments of mortgage loans held for investment	—	901,013	9,585,908	(639)	10,486,282
Purchases of and advances to investments in real estate and other	—	(3,817)	(171,365)	—	(175,182)
Proceeds from sales of and returns of investments in real estate and other	—	19,234	399,859	—	419,093
Payment of capital contribution	(175,000)	(214,806)	—	389,806	—
Net increase in affiliate lending	(1,818,073)	—	—	1,818,073	—
Other, net	—	434,879	47,444	(683)	481,640

Net cash (used in) provided by investing activities	(1,993,073)	1,241,582	9,415,403	2,204,823	10,868,735
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in affiliate borrowings	—	1,712,000	106,073	(1,818,073)	—
Net increase (decrease) in other short-term borrowings	166,000	(3,409,053)	(3,743,086)	—	(6,986,139)
Proceeds from issuance of collateralized borrowings in securitization trusts	—	1,186,356	36,748	—	1,223,104
Repayments of collateralized borrowings in securitization trusts	—	—	(9,416,405)	—	(9,416,405)
Proceeds from secured aggregation facilities, long-term	—	—	7,320,797	—	7,320,797
Repayments of secured aggregation facilities, long-term	—	—	(11,879,874)	—	(11,879,874)
Proceeds from other long-term borrowings	3,853,195	—	2,708,535	—	6,561,730
Repayments of other long-term borrowings	(1,000,000)	—	(788,281)	—	(1,788,281)
Payments of debt issuance costs	(18,448)	—	(8,508)	—	(26,956)
Proceeds from capital contributions	1,000,000	—	389,806	(389,806)	1,000,000
Dividends paid	—	—	(2,474)	2,474	—
Decrease in deposit liabilities	—	—	830,127	(28,550)	801,577

Net cash provided by (used in) financing activities	4,000,747	(510,697)	(14,446,542)	(2,233,955)	(13,190,447)
Effect of foreign exchange rates on cash and cash equivalents	49,890	—	(88,797)	(10,604)	(49,511)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,918,370	(217,643)	1,622	(6,550)	1,695,799
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	832,600	456,895	756,225	(26,873)	2,018,847

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,750,970	$239,252	$757,847	$(33,423)	$3,714,646

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

General

During 2007 and continuing through the first six months of 2008, the mortgage and capital markets have experienced severe stress due to credit concerns and housing market contractions in the United States. During the second half of 2007, these negative market conditions spread to the foreign markets in which we operate, predominantly in the United Kingdom and Continental Europe, and to the residential homebuilders domestically. It is probable the mortgage industry will continue to experience both declining mortgage origination volumes and reduced total mortgage indebtedness due to the deterioration of the nonprime and non-conforming mortgage market. We do not expect the current market conditions to turn favorable in the near term.

We conduct our operations and manage and report our financial information primarily through four operating business segments. The following tables summarize the total net revenue and operations of each of these business segments for the three-and six-month periods ended June 30, 2008 and 2007. Total net revenue and net income (loss) for each of these business segments are more fully described in the sections that follow.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
		(In millions)

Net revenue
Residential Finance Group	$361.1	$680.0	$1,134.8	$911.6
Business Capital Group	(353.6)	58.0	(453.9)	153.3
International Business Group	(855.4)	127.1	(1,680.8)	302.1
Corporate and Other	293.6	39.5	506.9	88.5

Total	$(554.3)	$904.6	$(493.0)	$1,455.5

Net income (loss)
Residential Finance Group	$(286.8)	$(200.0)	$(52.9)	$(1,166.0)
Business Capital Group	(464.2)	6.4	(588.0)	57.9
International Business Group	(1,272.4)	14.7	(2,208.0)	59.8
Corporate and Other	163.9	(75.1)	130.3	(116.2)

Total	$(1,859.5)	$(254.0)	$(2,718.6)	$(1,164.5)

•	Residential Finance Group. Our Residential Finance Group originates, purchases, sells, securitizes and services residential mortgage loans in the United States. The segment originates mortgage loans through a retail branch network, direct lending centers and mortgage brokers. In addition, the segment purchases residential mortgage loans from correspondent lenders and other third-parties and provides warehouse lending. The loans produced or purchased by this segment cover a broad credit spectrum. Prime credit quality loans that are produced in conformity with the underwriting guidelines of Fannie Mae and Freddie Mac are generally sold to one of these government-sponsored enterprises in the form of agency guaranteed securitizations. This segment also produces a variety of loans that do not conform to the underwriting guidelines of Fannie Mae and Freddie Mac. These loans include prime non-conforming, nonprime and prime second-lien loans, which are generally securitized though the issuance of non-agency mortgage-backed and mortgage related asset-backed securities. These activities, however, have been significantly reduced or eliminated in response to market conditions. This segment also provides collateralized lines of credit to other originators of residential mortgage loans, which we refer to as warehouse lending. This activity has also been reduced. Our limited banking activities through the mortgage division of GMAC Bank and our real estate brokerage and relocation business are included in this segment.

•	Business Capital Group. Our Business Capital Group provides financing and equity capital to residential land developers and homebuilders and financing to resort developers. Due to current market conditions, the origination activities of this business are limited.

•	International Business Group. Our International Business Group includes substantially all of our operations outside of the United States. The mortgage loan production in the countries in which we operate have been suspended, except for insured mortgages in Canada, due to current market conditions.

•	Corporate and Other. Our Corporate and Other Group primarily consists of the Principal Investment Activity (PIA) business and Corporate holding company activities, including our debt issuances. The PIA business was previously reported as part of the Residential Finance Group segment. The PIA business operations primarily represent the loan portfolio management of our purchased distressed asset portfolio as well as certain other non-performing assets. This business terminated its strategy to purchase distressed assets and its existing portfolio is being managed into run-off. In addition, our other business operations include the automotive division of GMAC Bank, which are not significant to our results of operations. The revenues and expenses of the automotive division of GMAC Bank are eliminated from our net results through minority interest.

As part of our strategy to respond to the challenging market conditions of 2007 and 2008, we have undertaken numerous initiatives to reduce our balance sheet and funding needs. Asset sale initiatives have included, among other things, sale of loans secured by time-share receivables, marketing of certain of our United Kingdom and Continental Europe mortgage loan portfolios, other whole loan sales and marketing of businesses and platforms that are unrelated to our core mortgage finance business. Though we have executed a number of sales of mortgage loans and retained securities, other marketing efforts have yet to be completed, in part because of continuing adverse market conditions.

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

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes three levels of input to be used when measuring fair value:

Level 1	Inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date. Additionally, the entity must have the ability to access the active market and the quoted prices cannot be adjusted by the entity.

Level 2	Inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity. The unobservable inputs represent management’s best assumptions of how market participants would price the assets or liabilities. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and internal valuation models to estimate fair value measurements. At June 30, 2008, approximately 27% of total assets, or $19.8 billion, consisted of financial instruments recorded at fair value. Approximately 17% of total assets and 64% of the assets reported at fair value were valued using Level 3 inputs. At June 30, 2008, approximately 5% of total liabilities, or $3.2 billion, consisted of financial instruments recorded at fair value. Approximately 5% of total liabilities and 95% of the liabilities reported at fair value were valued using Level 3 inputs. See Note 16 to the Condensed Consolidated Financial Statements for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.

Due the nature of our mortgage banking operations, a large percentage of our fair value assets or liabilities are Level 3. Our mortgage banking operations can broadly be described as follows:

•	We enter into interest rate lock commitments with borrowers or mortgage purchase commitments with correspondent lenders and other sellers. These commitments typically are considered derivative instruments under GAAP and are accounted for at fair value. Due to the underlying attributes of these mortgage loan commitments and the fact that they do not trade in any market, these derivatives typically are Level 3 items.

•	We fund or purchase mortgage loans. We have not elected fair value for our mortgage loans held for sale portfolio. Rather, the loans are accounted for at lower of cost or market under GAAP. The loans are valued differently depending upon the underlying characteristics of the loan. Generally speaking, loans that will be sold to the agencies and international loans where recently negotiated market prices for the pool exist with a counterparty are Level 2, while domestic loans that cannot be sold to agencies and delinquent loans are Level 3 due to lack of observable market prices.

•	We ultimately sell our mortgage loans included in our held for sale portfolio, either to the agencies, to whole loan purchasers, or securitization structures. When we sell loans, we typically will retain servicing rights. We have opted to carry our servicing rights at fair value under SFAS No. 156 Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. Further, when the loans are sold into off-balance sheet securitizations, we will often retain residuals and/or certain classes of bonds. These retained bonds may include interest only strips, principal only securities, or principal and interest paying bonds (typically the subordinated bonds), all of which are carried at fair value within trading securities on our balance sheet. Due to the lack of observable market prices or data, our servicing rights and retained interests typically are Level 3.

•	We have previously executed certain securitizations that have not qualified for sale treatment under SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125. The collateral in these securitizations are classified as mortgage loans held for investment and the related debt is recorded on our balance sheet. We have elected fair value for both the collateral and debt in certain of these securitizations. Due to the characteristics of the underlying loan collateral (nonprime and home equities), the collateral and debt are both classified as Level 3.

We also have certain operations outside our mortgage banking activities that result in our holding Level 3 assets or liabilities. These include on-balance sheet collateralized debt obligation transactions, mortgage-backed and asset-backed securities, and other financial instruments.

A significant portion of our assets and liabilities are at fair value and therefore our consolidated balance sheet and income statement are significantly impacted by fluctuations in market prices. While we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. Beginning in 2007 and continuing into 2008, the credit markets across the globe have experienced severe dislocation. Market demand for asset-backed securities, and those backed by mortgage assets in particular, has significantly contracted and in many markets, has virtually disappeared. Further, market demand by whole loan purchasers has also contracted. These unprecedented market conditions have adversely impacted us, as well as our competitors. As the market conditions continue, our assets and liabilities are subject to valuation adjustment as well as changes in the inputs we utilize to measure fair value.

For the three months and six months ended June 30, 2008, certain changes in the fair value of our assets and liabilities have been included in our financial results. As a result of further deterioration in the mortgage market and underlying collateral valuations, we experienced declines in the fair value of our mortgage loans held for sale, resulting in significant valuation losses materially impacting our financial results. At the same time, our mortgage loans held for investment and debt held in our on-balance sheet securitizations, in which we elected the fair value option under SFAS No. 159 experienced offsetting valuation declines. As the mortgage loan held for investment asset declines in value, resulting in losses, the securitized debt declines, resulting in offsetting valuation gains. For the six months ended, we have additional increases in the fair value of mortgage servicing rights and associated hedging derivatives primarily due to slower prepayment speeds enhancing the value of our mortgage servicing rights and a steeper overall yield curve in the first quarter of 2008, resulting in a positive impact of our hedging activity, and favorable valuation of our mortgage servicing right and derivative assets. The decrease in the fair value of trading securities for the three and six months ended were substantially attributable to the decline in the fair value of residual interests that continue to be held by us through our off-balance sheet securitizations, resulting from increasing credit losses rating agency downgrades, declines in value of underlying collateral, market illiquidity, and changes in discount rate assumptions in certain foreign markets.

In addition, for the three months and six months ended June 30, 2008 certain changes in the fair value of our GMAC Bank’s automotive division assets and liabilities have been included in our financial results. The revenues and expenses of the automotive division are eliminated from our net results through minority interest. A $92.0 million impairment of our investment in vehicle operating lease assets resulted from a sharp decline in used vehicle sales prices for sport-utility vehicles and trucks in the United States, reducing our expected residual value for these vehicles.

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

Results of Operations

Consolidated Results

Our net loss was $1.9 and $2.7 billion for the three and six months ended June 30, 2008, respectively, compared to a net loss of $254.0 million and $1.2 billion for the same periods in 2007. Our 2008 results were adversely affected by continued pressure in the U.S. housing markets and the foreign mortgage and capital markets in which we operate.

These adverse conditions resulted in lower net interest margins, lower loan production, significant realized losses on sales of mortgage loans, declines in fair value of our mortgage loans held for sale and trading securities portfolio, real estate investment impairments and reduced gains on dispositions of real estate acquired through foreclosure. As these market conditions persist, particularly in the foreign markets, these unfavorable impacts on our results of operations may continue.

Our mortgage loan production was $18.1 and $39.0 billion for the three and six months ended June 30, 2008, respectively, compared to $34.9 and $72.4 billion in the same periods in 2007. Our domestic loan production decreased $10.1 billion, or 37.3%, in the three months ended June 30, 2008 and $22.5 billion, or 38.6%, in the six months ended June 30, 2008 compared to the same periods in 2007. Our international loan production decreased $6.7 billion, or 86.4%, in the three months ended June 30, 2008 and $11.0 billion, or 77.2%, in the six months ended June 30, 2008 compared to the same periods in 2007. Our domestic loan production decreased due to the changes in the business model eliminating the origination of non-agency, non-conforming products, partially offset by increases in prime conforming and government (agency-eligible) product. Our international production decreased significantly due to loan originations being temporarily stopped in the United Kingdom in the second quarter of 2008 and completely halted in Continental Europe, Latin America and Australia and on Canadian non-insured loans during the first half of 2008. Currently, we now originate only prime conforming mortgages in the United States and high quality insured mortgages in Canada.

The following table summarizes our domestic mortgage loan production by product type:

	U.S. Mortgage Loan Production by Type
	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in millions)

Prime conforming	56,260	$12,187	66,677	$12,682	126,479	$27,624	116,766	$22,251
Prime non-conforming	626	419	27,064	9,849	1,353	909	65,735	22,166
Prime second-lien	5,152	664	48,907	3,107	12,137	1,465	146,618	8,420
Government	21,104	3,759	5,520	828	33,421	5,736	9,682	1,412
Nonprime	—	—	5,396	685	13	3	25,840	3,944

Total U.S. production	83,142	$17,029	153,564	$27,151	173,403	$35,737	364,641	$58,193

The following table summarizes our domestic mortgage loan production by purpose and interest rate type:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
		(In millions)

Purpose:
Purchase	$6,348	$9,369	$10,897	$19,401
Non-purchase	10,681	17,782	24,840	38,792

	$17,029	$27,151	$35,737	$58,193

Interest rate type:
Fixed rate	$15,276	$19,865	$32,073	$40,211
Adjustable rate	1,753	7,286	3,664	17,982

	$17,029	$27,151	$35,737	$58,193

The following table summarizes our domestic mortgage loan production by channel:

	U.S. Mortgage Loan Production by Channel
	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
				(Dollars in millions)

Retail branches	13,986	$2,553	22,304	$3,501	29,574	$5,460	41,927	$6,512
Direct lending (other than retail branches)	11,683	2,149	31,749	3,506	24,042	4,340	59,764	6,526
Mortgage brokers	9,662	2,096	32,947	6,441	22,993	4,873	69,193	12,825
Correspondent lenders and secondary market purchases	47,811	10,231	66,564	13,703	96,794	21,064	193,757	32,330

Total U.S. production	83,142	$17,029	153,564	$27,151	173,403	$35,737	364,641	$58,193

The following table summarizes our international mortgage loan production:

	International Mortgage Loan Production
	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
				(Dollars in millions)

United Kingdom	568	$142	18,648	$5,100	3,216	$849	36,437	$9,625
Continental Europe	650	173	10,199	1,919	3,250	852	18,660	3,485
Canada	3,137	611	2,953	582	6,102	1,222	4,601	867
Other	786	123	2,293	117	1,716	317	4,912	213

Total international production	5,141	$1,049	34,093	$7,718	14,284	$3,240	64,610	$14,190

The following table presents our consolidated results of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In millions)

Net financing revenue	$139.8	$363.9	$245.4	$798.7
(Loss) gain on mortgage loans, net	(1,061.5)	173.5	(1,809.5)	(61.1)
Servicing fees	392.1	452.1	784.1	899.3
Servicing asset valuation and hedge activities, net	(184.9)	(151.5)	224.7	(453.9)

Net servicing fees	207.2	300.6	1,008.8	445.4
Other revenue	160.2	66.6	62.3	272.4
Provision for loan losses	(467.3)	(330.4)	(769.3)	(875.4)
Non-interest expense	(754.7)	(738.8)	(1,363.0)	(1,565.4)

Loss before income tax expense and minority interest	(1,776.3)	(164.6)	(2,625.3)	(985.4)
Income tax expense	(111.3)	(65.0)	(83.1)	(135.6)

Loss before minority interest	(1,887.6)	(229.6)	(2,708.4)	(1,121.0)
Minority interest	28.1	(24.4)	(10.2)	(43.5)

Net loss	$(1,859.5)	$(254.0)	$(2,718.6)	$(1,164.5)

Net financing revenue was $139.8 million for the three months ended June 30, 2008 compared to $363.9 million for the same period in 2007, a decrease of $224.1 million, or 61.6%. Net financing revenue was $245.4 million for the six months ended June 30, 2008 compared to $798.7 million for the same period in 2007, a decrease of $553.3 million, or 69.3%. Our interest income and interest expense declined significantly due to declines in the average mortgage loan and lending receivable asset balances resulting from lower loan production beginning in 2007, continued portfolio run-off and deconsolidation of $27.4 billion in securitization trusts in 2007, and the related decrease in average borrowings. The decrease in interest income was further attributable to an increase in nonaccrual loans caused by higher delinquencies, lower servicing float income and a decrease in commercial lending yields. The decrease in interest expense due to lower average borrowings was partially offset by higher funding rates due to unfavorable market conditions, resulting in lower advance rates on our funding facilities and an increase in our cost of funds on our unsecured debt due to the step-up in coupon resulting from ratings downgrades, as well as higher coupon rates on our new secured debt. In addition, the consolidation of the automotive division of GMAC Bank contributed $65.3 and $34.0 million of the decrease in net financing revenue, due to their impairment of investment in operating leases for the three and six months ended June 30, 2008, respectively.

Loss on mortgage loans, net increased $1.2 and $1.7 billion in the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The significant losses in 2008 were primarily a result of the sales of certain mortgage loans in our International Business Group and PIA business to enhance liquidity. The sales were executed at significantly lower prices due to the absence of traditional investor demand in both the domestic and foreign markets. Also impacting the increased losses in 2008 was a decline in fair value of our mortgage loans that continue to be held for sale and commitments in certain foreign markets. These negative impacts were partially offset by improvement in the Residential Finance Group due to lower negative fair value adjustments and higher realized gains.

Net servicing fees were $207.2 million and $1.0 billion for the three and six months ended June 30, 2008, respectively, compared to $300.6 and $445.4 million in the same periods in 2007. The decrease for the current quarter was primarily due to a decrease in the primary servicing asset as a result of sales of certain servicing assets in the last half of 2007 and first half of 2008. In addition, mortgage servicing valuations declined as a result of an increase in the cost of servicing nonprime assets. The large increase in the six months ended June 30, 2008 was primarily due to slower prepayments speeds and a steeper overall yield curve in the first quarter of 2008, resulting in a positive impact of our hedging activity, and favorable valuation of our mortgage servicing rights.

The following table sets forth the types of residential mortgage loans comprising our primary servicing portfolio for which we hold the corresponding mortgage servicing rights:

	U.S. Mortgage Loan Servicing Portfolio
	June 30,		December 31,
	2008		2007
	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans
		(Dollars in millions)

Prime conforming	1,584,213	$237,604	1,655,920	$267,894
Prime non-conforming	247,716	78,287	184,210	55,013
Prime second-lien	623,202	27,366	730,930	31,526
Government	200,447	23,460	180,352	19,445
Nonprime	276,796	31,125	282,258	36,809

Total primary servicing portfolio*	2,932,374	$397,842	3,033,670	$410,687

*	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 178,506 with an unpaid principal balance of $36.4 billion at June 30, 2008 and 205,019 with an unpaid principal balance of $44.3 billion at December 31, 2007.

Our international servicing portfolio was comprised of $39.0 and $43.1 billion of mortgage loans as of June 30, 2008 and December 31, 2007, respectively.

Loss on investment securities, net was $90.1 million for the three months ended June 30, 2008 compared to $56.5 million for the same period in 2007 and $533.9 million for the six months ended June 30, 2008, compared to $16.5 million in the same period in 2007. The increase in year-to-date losses was due primarily to the decline in the fair value of residual interests that continue to be held by us through off-balance sheet securitizations, resulting from increasing credit loss, rating agency downgrades, declines in value of underlying collateral, market illiquidity, and changes in discount rate assumptions in certain foreign markets.

Real estate related revenues, net decreased $119.0 and $278.2 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The decline was due to the continued stress in the mortgage and capital markets and its affect on homebuilders, resulting in a significant decline in our real estate investments. This resulted in higher write-downs on lot option projects and model homes, declines in model home lease income and lot option fees and a decrease in equity earnings on real estate projects.

Gain on extinguishment of debt totaled $647.1 million and $1.1 billion for the three and six months ended June 30, 2008, respectively. The gains recognized in the second quarter primarily resulted from the cash repurchase of approximately $1.8 billion of our unsecured notes in a modified Dutch auction related to the private debt tender and exchange offerings completed during the quarter. The remaining gains recognized in 2008 were due to GMAC’s contribution of the Company’s notes that had been purchased previously in open market repurchase transactions.

Other income was a net loss of $340.5 and $360.8 million for the three and six months ended June 30, 2008, respectively, compared to other income of $55.3 and $112.2 million in the same periods in 2007. The decrease in other income was primarily due to the write-downs associated with the pending sale of our resort business and certain servicing advances in the second quarter of 2008, and fair value adjustments in the first half of 2008 related to the adoption of SFAS No. 159. An impairment of $253.0 million was recorded in the second quarter of 2008 related to the held-for-sale treatment of our Resort Finance business. The impairment relates to an adjustment to fair value on the business as it was held for sale as of June 30, 2008. Also in the second quarter of 2008, we entered into a Receivables Factoring Facility with GMAC Commercial Finance, LLC to sell certain servicing advance receivables. The sale of $586.3 million of servicing advances during the quarter resulted in a loss of $88.0 million. Net fair value adjustments related to the adoption of SFAS No. 159 on elected assets and related liabilities resulted in negative impacts of $73.8 and $127.9 million in the three and six months ended June 30, 2008, respectively.

Provision for loan losses was $467.3 million for the three months ended June 30, 2008, compared to $330.4 million for the same period in 2007 and $769.3 million for the six months ended June 30, 2008, compared to $875.4 million for the same period in 2007. The increase in the second quarter was due primarily to an increase in mortgage loan delinquencies and severity experienced in the United Kingdom, Spain and Germany within our International Business Group. In addition, we recorded higher provision for loan losses related to our distressed assets and specific reserves on our real estate lending portfolio. These increases were offset by the deconsolidation of various financing deals in the second half of 2007 and SFAS No. 159 fair value election on January 1, 2008, resulting in lower provision expense in 2008 on a smaller held for investment portfolio subject to provision.

Total non-interest expense increased $15.9 million, or 2.1%, in the three months ended June 30, 2008 and decreased $202.4 million, or 12.9%, in the six months ended June 30, 2008. We incurred significant costs in the second quarter of 2008 for professional fees associated with the debt tender and exchange offers and for representation and warranty and captive reinsurance reserves. Compensation and benefits expense decreased by $100.7 and $173.2 million for the three and six months ended June 30, 2008, respectively, due to employee staff reductions related to the restructuring plan announced in the fourth quarter of 2007 and lower commissions expense from lower loan production. Restructuring expense of $17.7 and $37.9 million in the three and six months ended June 30, 2008, respectively, related to severance and related costs associated with workforce reductions in our International Business Group.

Income tax expense increased $46.3 million in the three months ended June 30, 2008 and decreased $52.5 million in the six months ended June 30, 2008 compared to the same periods in 2007. The change for both periods was due to a deferred tax valuation allowance recorded in our International Business Group of $465.2 and $664.9 million in the three and six months ended June 30, 2008, respectively, offset by a reduction in pre-tax earnings and tax expense in the International Business Group and GMAC Bank throughout 2008 as compared to 2007. The deferred tax valuation allowances recorded in 2008 were across all International Business Group business units because of further declines in the international markets and the resulting likelihood that certain tax benefits will not be realized in future periods.

Minority interest represents the after-tax earnings of the automotive division of GMAC Bank.

Segment Results

Residential Finance Group

The following table presents the results of operations for the Residential Finance Group:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In millions)

Net financing revenue	$59.1	$214.4	$131.2	$509.6
Gain (loss) on mortgage loans, net	144.2	100.4	272.8	(234.5)
Servicing fees	379.0	436.6	756.8	869.0
Servicing asset valuation and hedge activities, net	(184.3)	(150.8)	230.6	(452.7)

Net servicing fees	194.7	285.8	987.4	416.3
Other revenue	(36.9)	79.4	(256.6)	220.2
Provision for loan losses	(166.7)	(244.1)	(284.8)	(726.3)
Non-interest expense	(495.2)	(588.5)	(899.9)	(1,277.8)
Income tax benefit (expense)	14.0	(47.4)	(3.0)	(73.5)

Net loss	$(286.8)	$(200.0)	$(52.9)	$(1,166.0)

Residential Finance Group’s net loss was $286.8 and $52.9 million for the three and six months ended June 30, 2008, respectively, compared to a net loss of $200.0 million and $1.2 billion for the same periods in 2007. Residential Finance Group continues to be negatively impacted by severe weakness in both the residential housing and capital markets, as well as the non-conforming mortgage industry. Risk has been reduced by limiting product offerings, with a significant portion of 2008 production in agency-eligible products, and continuing to reduce the balance sheet through asset sales and the deconsolidation of our financing securitizations in 2007. The implementation of SFAS No. 159 has resulted in lower volatility in the value of the mortgage loans held for investment portfolio reflecting our true economic exposure related to certain on-balance sheet securitizations.

Net financing revenue decreased $155.3 million, or 72.5%, for the quarter ended June 30, 2008 and $378.4 million for the six months ended June 30, 2008, or 74.3%, compared to the same periods for 2007. These decreases are primarily due to a lower average mortgage loan portfolio resulting from the continuing strategy to reduce the balance sheet. This strategy consisted of the deconsolidation of financing securitizations in the second half of 2007, the implementation of SFAS No. 159 on January 1, 2008 and the discontinuation and continued run-off of non-agency, non-conforming portfolio. The held for investment portfolio has decreased from $52.8 billion at June 30, 2007 to $27.6 billion at December 31, 2007 to $22.1 billion at June 30, 2008. The largest component of this balance is prime non-conforming product in GMAC Bank. Loan production of $35.7 billion for the six months ended June 30, 2008 decreased $22.5 billion from the same period in 2007. This decrease is primarily due to the changes in the business model eliminating the origination of non-agency, non-conforming products. The prime conforming and government (agency-eligible) production increased over the same period. The held for sale portfolio decreased from $10.9 billion at June 30, 2007 to $4.9 billion at December 31, 2007 to $2.9 billion at June 30, 2008. The decrease in the held for sale portfolio is primarily due to the decrease in the overall market and the shift to conforming products. Third-party borrowings continued to decrease as a result of balance sheet reduction strategies and the ResCap debt refinancing initiative.

Gain on mortgage loans, net increased $43.8 million, or 43.6%, for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. Gain on mortgage loans, net was $272.8 million for the six months ended June 30, 2008 compared to a loss on mortgage loans, net of $234.5 million for the six months ended June 30, 2007, an increase of $507.3 million. In 2008, we experienced positive margins on our conforming and government loan production and sales. These gains were offset by market value declines in certain assets transferred from held for investment to held for sale for liquidity reasons. In 2007, we experienced market valuation adjustments on nonprime and delinquent loans as a result of a continuing illiquidity in the non-conforming loan secondary market.

Net servicing fees decreased $91.1 million for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. Net loan servicing income increased $571.1 million for the six months ended June 30, 2008 compared to the same period in 2007. The quarter over quarter decrease was primarily due to a decrease in the primary servicing asset as a result of sales of certain servicing assets in the last half of 2007 and first half of 2008. In addition, mortgage servicing valuations declined as a result of an increase in cost of servicing nonprime assets. The large increase in the six months ended June 30, 2008 was primarily due to slower prepayment speeds and a steeper overall yield curve in the first quarter of 2008, resulting in a positive impact of our hedging activity, and favorable valuation of our mortgage servicing rights.

Other revenue decreased $116.3 and $476.8 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. These decreases were primarily due to higher losses on home equity residual investment securities resulting from an increase in the write down of residual valuations of approximately $106.0 million for the quarter and $240.3 million for the year. Subordinate retained mortgage-backed security valuations continue to decrease as a result of continued degradation of underlying collateral, rating agency downgrades, and liquidity concerns in the secondary markets. The balance sheet exposure to investment securities has been reduced through both asset sales and declining fair market values. In the second quarter of 2008, we entered into a Receivables Factoring Facility with GMAC Commercial Finance, LLC to sell certain servicing advance receivables. The sale of $586.3 million of servicing advances resulted in a loss of $88.0 million. In addition, the adoption of SFAS No. 159 for certain financing securitizations resulted in a negative net impact of approximately $49.7 and $103.0 million for the three and six months ended June 30, 2008, respectively. These losses represent the net economic impact of any retained interests in these securitizations and are offset with positive net financing revenue above. Losses were offset by lower market valuation adjustments on real estate owned and the recognition of deferred tax service revenue related to the closure of the Home Connects business.

Provision for loan losses decreased $77.4 million, or 31.7%, for the three months ended June 30, 2008 and $441.5 million, or 60.8%, for the six months ended June 30, 2008 compared to the same periods in 2007. The deconsolidation of financing securitizations in the second half of 2007 and SFAS No. 159 fair value election on January 1, 2008, resulted in lower provision expense in 2008 on a smaller held for investment portfolio. This portfolio did experience increased levels of delinquency and severity, consistent with trends being observed in the overall market.

Non-interest expenses decreased $93.3 million, or 15.9%, for the three months ended June 30, 2008 and $377.9 million, or 29.6%, for the six months ended June 30, 2008 compared to the same periods in 2007. The decrease in non-interest expenses is due to realization of restructuring efforts in 2007 resulting in lower headcount and lower total production, both of which resulted in lower compensation and benefits expense, as well as lower loan processing expenses. These decreases were offset by an increase in representation and warranty and captive reinsurance reserves. The increase in representation and warranty reserves was due to an increase in severity and frequency assumptions. The increase in the captive reinsurance reserve results from anticipated mortgage insurance losses greater than the contractual amounts covered by the direct mortgage insurers.

Business Capital Group

The following table presents the results of operations for the Business Capital Group:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In millions)

Net financing revenue	$(12.3)	$31.4	$(25.0)	$66.0
Other revenue	(341.3)	26.6	(428.9)	87.3
Provision for loan losses	(92.0)	(32.7)	(94.9)	(57.5)
Non-interest expense	(18.9)	(18.8)	(39.6)	(37.6)
Income tax benefit (expense)	0.3	(0.1)	0.4	(0.3)

Net (loss) income	$(464.2)	$6.4	$(588.0)	$57.9

Business Capital Group’s net loss was $464.2 and $588.0 million for the three and six months ended June 30, 2008, respectively, compared to net income of $6.4 and $57.9 million for the same periods in 2007. These decreases were primarily due to lower net financing revenue, lower real estate related revenues, impairment recorded on our Resort Finance business and higher provision for loan losses.

Net financing revenue decreased $43.7 million, or 139.1%, in the three months ended June 30, 2008 and decreased $91.0 million, or 137.9%, in the six months ended June 30, 2008 compared to the same periods in 2007. Interest income decreased primarily due to a decrease in the average yield on lending receivables caused by a decrease in indices used to price lending receivables and a significant increase in the number of nonaccrual loans compared to the same periods in 2007. In addition, interest income decreased due to the decline of real estate assets and healthcare lending receivables. The healthcare lending business was sold during the third quarter of 2007. As of June 30, 2008, lending receivables were $3.2 billion, a decrease of $2.0 billion, or 38.5%, compared to the same period in 2007. A decrease in interest expense partially offset the decrease in interest income primarily due to lower borrowings related to the decline in lending receivables.

Other revenue decreased $367.9 and $516.2 million in the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. An impairment of $253.0 million recorded in the second quarter of 2008, related to the held-for-sale treatment of our Resort Finance business. The impairment relates to an adjustment to fair value on the business. Refer to Note 18 — Subsequent Events for further detail on this transaction. Revenues generated on real estate investments were lower due to market pressure, non-performing investments and impairment on lot option projects and model homes. As of June 30, 2008, real estate investments totaled $1.0 billion, a decrease of 57.3% compared to the same period in 2007. As a result, model home lease income and lot option fees decreased by $30.9 and $58.0 million in the three and six months ended June 30, 2008, compared to the same periods in 2007. Impairments on lot option projects and model homes increased by $58.9 and $142.5 million in the three and six months ended June 30, 2008.

Provision for loan losses increased $59.3 and $37.4 million in the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. These increases were primarily due to additional specific reserves recorded during the second quarter of 2008 against a number of distressed loans within the real estate lending portfolio, offset by lower general reserves required due to the decline in the amount of lending receivables.

Non-interest expenses increased $0.1 and $2.0 million in the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. These increases were largely due to higher real estate owned expenses, partially offset by reductions in payroll related expenses, primarily incentive compensation.

International Business Group

The following table presents the results of operations for the International Business Group:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In millions)

Net financing revenue	$51.8	$27.2	$36.9	$59.7
(Loss) gain on mortgage loans, net	(881.5)	76.0	(1,564.1)	182.4
Servicing fees	13.4	15.9	27.7	31.0
Servicing asset valuation and hedge activities, net	(0.6)	(0.7)	(5.9)	(1.2)

Net servicing fees	12.8	15.2	21.8	29.8
Other revenue	(38.6)	8.7	(175.4)	30.3
Provision for loan losses	(144.7)	(16.8)	(184.4)	(22.6)
Non-interest expense	(117.1)	(98.3)	(248.8)	(189.5)
Income tax (expense) benefit	(155.1)	2.7	(94.0)	(30.3)

Net (loss) income	$(1,272.4)	$14.7	$(2,208.0)	$59.8

International Business Group’s net loss was $1.3 and $2.2 billion for the three and six months ended June 30, 2008, respectively, compared to net income of $14.7 and $59.8 million for the same periods in 2007. The current quarter results were impacted by the liquidation of $5.1 billion of mortgage loans held for sale, generating $1.2 billion of realized losses. The continued decline in international markets resulted in significantly lower margins decreasing income from mortgage sales and increasing unfavorable fair value adjustments on our mortgage loans held for sale. Market stress also increased credit rate spreads on cost of funds and trading securities. Loan originations were temporarily stopped in the United Kingdom and halted in Latin America and Australia during the current quarter. Loan originations were halted in Continental Europe and on Canadian non-insured loans, during the first quarter of 2008.

Net financing revenue increased $24.6 million in the three months ended June 30, 2008 and decreased $22.8 million in the six months ended June 30, 2008 compared to the same periods in 2007. The increase in the current quarter was driven primarily by favorable valuation adjustments on economic hedges related to borrowings. The year-to-date decrease in net financing revenue is primarily due to our cost of funds increasing more rapidly than yields on our assets and an overall increase in borrowings. Cost of funds increased due to the widening of spreads on asset-backed commercial paper and the reliance on other more expensive sources of funding.

Loss on mortgage loans, net was $881.5 million and $1.6 billion in the three and six months ended June 30, 2008, respectively, compared to a gain of $76.0 and $182.4 million in the same periods in 2007. The significant losses in 2008 were primarily a result of the sale of certain mortgage loans to enhance liquidity. The sales were executed at depressed prices due to the absence of traditional investor demand.

Net servicing fees decreased $2.4 million, or 15.8%, in the three months ended June 30, 2008 and $8.0 million, or 26.8%, in the six months ended June 30, 2008 compared to the same periods in 2007. The year-to-date decrease is due primarily to the change in valuation of the servicing asset as a result of an increase in discount rate assumptions to more accurately reflect market conditions.

Other revenue declined $47.3 million in the three months ended June 30, 2008 and $205.7 million in the six months ended June 30, 2008 compared to the same periods in 2007. The decrease in other revenue was primarily a result of unfavorable fair value adjustments recorded on our trading securities portfolio due to increases in discount rate assumptions used to value the portfolio. Also contributing to the decline in other revenue was realized losses on the sale of real estate owned assets recorded in the second quarter of 2008.

Provision for loan losses increased $127.9 million in the three months ended June 30, 2008 and $161.8 million in the six months ended June 30, 2008 compared to the same periods in 2007. The increase in provision is a result of increases in mortgage loan delinquencies in Germany, Spain and United Kingdom.

Non-interest expenses increased $18.8 and $59.3 million in the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The increases primarily relate to restructuring charges of $16.4 and $36.6 million recorded in the three and six months ended June 30, 2008. The restructuring charges were specific to operations in the United Kingdom, Continental Europe and Australia. Employee compensation increased $12.1 million in the six months ended June 30, 2008 compared to the same period in 2007 due mainly to a decrease of capitalized deferred salary costs caused by significantly lower levels of loan originations.

Income tax expense increased $157.8 and $63.7 million in the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. This increase was primarily due to the establishment of deferred tax valuation allowances. During the six months ended June 30, 2008, management performed a review of the deferred tax assets by country and concluded a full valuation allowance should be recorded for the majority of our International Business Group business units. The deferred tax valuation allowance recorded was $465.2 and $664.9 million in the three and six months ended June 30, 2008, respectively, offset by a reduction in pre-tax earnings and tax expense throughout 2008 as compared to 2007.

Corporate and Other

The following table presents the results of operations for Corporate and Other:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In millions)

Net financing revenue	$41.2	$90.8	$102.3	$163.4
Loss on mortgage loans, net	(324.2)	(2.8)	(518.2)	(9.0)
Other revenue	576.7	(48.4)	922.8	(65.9)
Provision for loan losses	(63.9)	(36.8)	(205.1)	(69.2)
Non-interest expense	(123.5)	(33.3)	(174.7)	(60.5)
Income tax benefit (expense)	29.5	(20.2)	13.4	(31.5)

Net income (loss) before minority interest	135.8	(50.7)	140.5	(72.7)
Minority interest	28.1	(24.4)	(10.2)	(43.5)

Net income (loss)	$163.9	$(75.1)	$130.3	$(116.2)

Corporate and Other represents our business operations outside of our three reportable operating segments and includes the leasing and financing activities of the automotive division of GMAC Bank. The results of the automotive division of GMAC Bank are removed from our net income through minority interest. Corporate and Other also includes certain holding company activities and other adjustments to conform the reportable segment information to our consolidated results. As of June 30, 2008, we have consolidated our Principal Investment Activity (PIA) business operation into Corporate and Other. The Principal Investment Activity business operation previously was reported as part of the Residential Finance Group segment. Its business operations primarily represent the loan portfolio management of our previously purchased distressed assets strategy as well as certain other non-performing assets.

Corporate and Other’s net income was $163.9 and $130.3 million for the three and six months ended June 30, 2008, respectively, compared to a net loss of $75.1 and $116.2 million for the same periods in 2007. Results in 2008 were significantly impacted by gains recorded on the extinguishment of debt as a result of GMAC’s open market repurchase (OMR) of our debt and subsequent forgiveness and the debt tender and exchange initiatives undertaken in the second quarter of 2008, including the settlement of $1.8 billion of debt via the “modified Dutch auction”. Offsetting these gains were significant losses incurred from the sale of distressed assets in our PIA business.

Net financing revenue decreased $49.6 million for the three months ended June 30, 2008 and $61.1 million for the six months ended June 30, 2008 compared to the same periods in the prior year. The automotive division of GMAC Bank represents $65.3 and $34.0 million of the decrease due to their impairment of investment in operating leases, for the three and six months ended June 30, 2008. There is no net income impact for the automotive division of GMAC Bank as it is all included in minority interest.

Loss on mortgage loans, net increased $321.4 and $509.2 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The losses in 2008 are primarily the result of a significant increase in sales of our distressed assets in our PIA business. These sales contributed $287.9 and $407.8 million of the increase in losses for the three and six months ended June 30, 2008, respectively.

Other revenue increased $625.1 and $988.7 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. These increases were primarily due to gains on extinguishment of debt of $647.1 million and $1.1 billion recorded in the three and six months ended June 30, 2008. This included gains of $510.2 million related to the OMR transactions taken by GMAC in the first and second quarters of 2008 and gains of $616.4 million related to the debt tender and exchange offers completed in the second quarter of 2008.

Provision for loan losses increased $27.1 million for the three months ended June 30, 2008 and $135.9 million for the six months ended June 30, 2008 compared to the same periods in the prior year. These increases were primarily due to increased levels of frequency and severity experienced in the PIA loan portfolio.

Non-interest expenses increased $90.2 million for the three months ended June 30, 2008 and $114.2 million for the six months ended June 30, 2008 compared to the same periods in 2007. These increases were primarily due to costs associated with the debt tender and exchange offers completed in the second quarter of 2008.

Asset Quality

Allowance for Loan Losses

The following table summarizes the activity related to the allowance for loan losses:

	Mortgage Loans
	Held for		Lending
	Investment		Receivables	Other	Total
	(In millions)

Balance at January 1, 2008	$832.3		$485.2	$33.3	$1,350.8
Reduction to allowance due to fair value option election(a)	(489.0)		—	—	(489.0)
Provision for loan losses	624.4		138.3	6.6	769.3
Charge-offs	(350.7)		(140.1)	(9.2)	(500.0)
Recoveries	20.9		1.7	4.8	27.4

Balance at June 30, 2008	$637.9		$485.1	$35.5	$1,158.5

Balance at January 1, 2007	$1,508.4		$396.6	$25.8	$1,930.8
Provision for loan losses	648.8		220.1	6.5	875.4
Charge-offs	(491.1)		(343.1)	(5.3)	(839.5)
Recoveries	29.5		0.5	2.2	32.2

Balance at June 30, 2007	$1,695.6		$274.1	$29.2	$1,998.9

Allowance as a percentage of total:
June 30, 2008	2.26	%(b)	5.67%	1.08%	2.89%
June 30, 2007	2.71%		2.47%	1.11%	2.62%

(a)	See Note 16 — Fair Value — $489.0 million of allowance for loan losses was removed upon SFAS No. 159 adoption.

(b)	As of June 30, 2008, $9.7 billion of unpaid principal balance is recorded at a fair value of $2.7 billion under SFAS No. 159 with no related allowance for loan losses. These loans have been excluded from this calculation.

The following table sets forth the types of mortgage loans held for investment, excluding those loans held at fair value, that comprise the dollar balance and the percentage component of allowance for loan losses:

	Allowance for Loan Losses
	As of June 30,
	2008	2007	2008	2007
	($ in millions)

Prime conforming	$12.7	$2.5	1.51%	0.24%
Prime non-conforming	310.1	56.1	1.80	0.53
Prime second-lien	120.7	99.4	2.64	1.56
Government mortgage loans	2.2	0.0	1.69	4.20
Nonprime	192.2	1,537.6	3.51	3.45

Total	$637.9	$1,695.6	2.26%	2.71%

The following table summarizes the net charge-off information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In millions)

Mortgage loans:
Prime conforming	$(6.1)	$(0.6)	$(10.4)	$(1.1)
Prime non-conforming	(65.2)	(6.7)	(66.4)	(12.3)
Prime second-lien	(33.0)	(37.9)	(48.4)	(59.6)
Government	(0.2)	—	(0.4)	—
Nonprime	(85.6)	(203.0)	(204.2)	(388.6)
Lending receivables:
Warehouse	(2.2)	(294.1)	(17.4)	(342.6)
Construction	(38.0)	—	(121.2)	—
Other	—	—	0.2	—
Other	(3.0)	(1.9)	(4.4)	(3.1)

Total net charge-offs	$(233.3)	$(544.2)	$(472.6)	$(807.3)

The deterioration of the domestic housing market and the stress on the domestic mortgage market continued into the second quarter of 2008. The nonprime mortgage market has been hardest hit by the deterioration of the domestic housing market, and the performance of this portfolio has historically driven our provision for loan loss and allowance levels. However, we actively managed our nonprime exposure throughout 2007, significantly reducing this portfolio by effectively eliminating nonprime loan production, deconsolidating certain financing securitizations, and exiting the nonprime warehouse lending business. Also affecting loss provisions and allowance levels was the election under SFAS No. 159 fair value accounting on approximately $10.5 billion of mortgage loans held for investment effective January 1, 2008, eliminating the need for loss reserves against these assets. These actions resulted in reduced provision for loan loss and allowance levels as compared to prior periods. Although our mortgage loans held for investment portfolio is significantly smaller than the second quarter of 2007, this portfolio did experience increased levels of delinquency and severity, including increasing severity trends specific to California and Florida.

As of June 30, 2008, our prime non-conforming and prime second-lien represent a significant portion of our remaining mortgage loan held for investment portfolio. The deteriorating market conditions have expanded into these products driving frequency and severity of loss. These assets are being managed with limited production, primarily in GMAC Bank, and asset liquidation alternatives.

The allowance for loan losses related to mortgage loans held for investment, excluding those loans held at fair value, as a percentage of those loans was 2.26% as of June 30, 2008, compared to 1.59% as of March 31, 2008, and 2.71% as of June 30, 2007. The reduction in allowance coverage from June 30, 2007 reflects the significant decrease in nonprime credit exposure as a result of on-going efforts to de-lever our balance sheet through sales and deconsolidation of our financing securitizations, as well as strategic production declines. The reduction was also driven by the SFAS No. 159 fair value election on $10.5 billion of mortgage loans held for investment. The increase in allowance coverage from March 31, 2008 reflects the severity and frequency of loss in the prime non-conforming and prime second-lien products. Our nonprime held for investment portfolio, excluding those loans held at fair value, totaled $5.5 billion as of June 30, 2008, or 19.4% of the total. This is down from $6.6 billion as of March 31, 2008 (19.1% of the total) and $44.6 billion as of June 30, 2007 (71.2% of the total).

Increasing foreclosures, declining home prices, and other market factors have driven increases in frequency and severity of loss. Our net charge-offs of mortgage loans held for investment totaled $190.1 million for the three months ended June 30, 2008, compared to $248.2 million for the same quarter of 2007, and $139.7 million for the quarter ended March 31, 2008. The decrease in mortgage loans held for investment net, charge-offs, as compared to the same quarter of 2007, is largely attributable to the adoption of SFAS No. 159 on certain loans. The loans that are carried at fair value are not charged off. Instead, they are marked down as the value declines. The increase in mortgage loans held for investment, net charge-offs, as compared to the three months ended March 31, 2008 is driven by the $2.3 billion loans transferred in the second quarter to mortgage loans held for sale resulting in a release of the allowance through charge-offs prior to transfer, at carrying value, and subsequent valuation adjustment as mortgage loans held for sale. Annualized net charge-offs represent 1.98% of total mortgage loans held for investment unpaid principal balance as of June 30, 2008, 1.59% as of June 30, 2007, and 1.34% as of March 31, 2008. Our net charge-offs of lending receivables totaled $40.2 million for the three months ended June 30, 2008, compared to $294.1 million for quarter ended June 30, 2007, and $98.2 million for the quarter ended March 31, 2008.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Live Assets, the Resort Finance business was considered a held-for-sale business group and an impairment of approximately $253.0 million was recorded to its lending receivable assets. See Note 18 — Subsequent Events.

The deteriorating domestic housing market has also impacted our investment in real estate within the Business Capital Group. Affordability, tightening credit standards, and mortgage market illiquidity have depressed home sales. As a result, we recorded impairment charges on our business lending model home and land contract portfolios of $78.5 million for the three months ended June 30, 2008. This compares to impairment charges on these portfolios of $92.8 million for the three months ended March 31, 2008.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, foreclosed assets and restructured loans. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 and 90 days past due, respectively, or when the timely collection of the principal of the loan, in whole or in part, is doubtful.

Delinquency and non-accrual levels related to mortgage loans held for investment increased when compared to the period ending March 31, 2008 and decreased when compared to the period ending June 30, 2007. Mortgage loans past due 60 days or more increased to 14.6% of the total unpaid principal balance as of June 30, 2008, from 14.2% as of March 31, 2008 and decreased from 15.5% as of June 30, 2007. Non-accrual mortgage loans held for investment as a percent of unpaid principal balance increased to 13.8% as of June 30, 2008, from 13.5% as of March 31, 2008 and decreased from 14.0% as of June 30, 2007.

Nonperforming assets unpaid principal balance consisted of the following:

	June 30,	December 31,	June 30,
	2008	2007	2007
	(In millions)

Nonaccrual loans:
Mortgage loans:
Prime conforming	$113.9	$84.7	$14.4
Prime non-conforming	1,582.5	908.0	558.0
Prime second-lien	219.2	233.2	161.0
Government	57.2	79.8	0.1
Nonprime*	3,334.5	4,040.2	8,066.2
Lending receivables:
Warehouse	160.0	70.8	189.0
Construction**	823.0	550.2	130.1
Commercial real estate	9.5	—	—
Other	0.2	10.4	—

Total nonaccrual loans	6,300.0	5,977.3	9,118.8
Restructured loans	80.3	32.1	34.7
Foreclosed assets	971.1	1,115.5	1,591.5

Total nonperforming assets	$7,351.4	$7,124.9	$10,745.0

Total nonaccrual loans as a percentage of total mortgage loans held for investment and lending receivables	13.4%	11.7%	12.4%

Total nonperforming assets as a percentage of total consolidated assets	10.1%	8.0%	8.8%

*	Includes $126.1 million as of June 30, 2008, $1.1 billion as of December 31, 2007 and $871.1 million as of June 30, 2007 of loans that were purchased distressed and already in nonaccrual status. In addition, includes $26.0 million as of June 30, 2008, $15.7 million as of December 31, 2007 and $8.7 million as of June 30, 2007 of nonaccrued loans that are not included in “Restructured loans.”

**	Includes $75.9 million as of June 30, 2008, $47.2 million as of December 31, 2007 and $0.0 million as of June 30, 2007 of nonaccrual restructured loans, that are not included in “Restructured loans.”

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

If the modification was deemed temporary, our modified loans remained nonaccrual loans and retained their past due delinquency status even if the borrower has met the modified terms. If the modification was deemed permanent, the loan is returned to current status if the borrower complies with the new loan terms. As of June 30, 2008, permanent modifications of on-balance sheet mortgage loans held for investment and subject to allowance for loan loss per SFAS No. 5, includes approximately $185.4 million of unpaid principal balance.

The following table summarizes the delinquency information for our mortgage loans held for investment portfolio:

	As of June 30, 2008		As of December 31, 2007		As of June 30, 2007
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars in millions)

Current	$31,726.6	82.4%	$35,557.7	82.6%	$48,744.3	78.2%
Past due:
30 to 59 days	1,155.2	3.0	1,784.3	4.1	3,939.0	6.3
60 to 89 days	729.7	1.9	946.4	2.2	1,704.5	2.7
90 days or more	2,077.4	5.4	2,178.5	5.1	3,048.7	4.9
Foreclosures pending	2,089.9	5.4	1,845.8	4.3	3,529.1	5.7
Bankruptcies	707.4	1.9	735.4	1.7	1,388.3	2.2

Total unpaid principal balance	38,486.2	100.0%	43,048.1	100.0%	62,353.9	100.0%

Net (discounts) premiums	(499.4)		(885.5)		311.2
SFAS No. 159 fair value adjustment	(7,024.5)		—		—
Allowance for loan losses	(637.9)		(832.3)		(1,695.6)

Total	$30,324.4		$41,330.3		$60,969.5

The following table summarizes the delinquency information for our nonprime mortgage loans held for investment portfolio, including those held in on-balance sheet securitization trusts:

	As of June 30, 2008		As of December 31, 2007		As of June 30, 2007
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars in millions)

Current	$9,360.1	67.6%	$12,014.1	67.7%	$31,952.7	71.7%
Past due:
30 to 59 days	806.8	5.8	1,263.2	7.1	3,663.2	8.2
60 to 89 days	415.9	3.0	693.2	3.9	1,624.1	3.6
90 days or more	1,022.5	7.4	1,444.5	8.1	2,622.1	5.9
Foreclosures pending	1,614.3	11.7	1,641.7	9.3	3,386.0	7.6
Bankruptcies	617.4	4.5	690.3	3.9	1,323.0	3.0

Total unpaid principal balance	13,837.0	100.0%	17,747.0	100%	44,571.1	100.0%

Net (discounts) premiums	(475.1)		(842.6)		54.0
SFAS No. 159 fair value adjustment	(5,685.7)		—		—
Allowance for loan losses	(192.2)		(589.1)		(1,537.6)

Total	$7,484.0		$16,315.3		$43,087.5

The nonprime mortgage market has been hardest hit by the deterioration of the domestic housing market. We have actively reduced our nonprime exposure over the last several quarters through the elimination of nonprime loan production and completion of the deconsolidation of various securitization trusts. These actions resulted in a decrease in our nonprime mortgage loans held for investment portfolio’s unpaid principal balance from $44.6 billion as of June 30, 2007, (71.5% of the total unpaid principal balance) to $17.7 billion as of December 31, 2007 (41.2% of the total unpaid principal balance) and $13.8 billion as of June 30, 2008 (36.0% of the total unpaid principal balance). Excluding those loans held at fair value, our nonprime mortgage loans held for investment was $5.5 billion (14.3% of the total unpaid principal balance) as of June 30, 2008. The allowance for loan losses related to our nonprime mortgage loans held for investment, excluding those loans held at fair value, as a percentage of those loans was 3.51% as of June 30, 2008. This compares to 3.48% as of December 31, 2007 and 3.45% as of June 30, 2007.

Nonprime mortgage loans held for investment past due 60 days or more as a percentage of the total unpaid principal balance was 9.5% as of June 30, 2008, compared to 10.4% as of December 31, 2007, and 14.4% at June 30, 2007. Nonprime non-accrual mortgage loans held for investment represented 8.7% of the total unpaid principal balance as of June 30, 2008, compared to 9.4% of the December 31, 2007, and 12.9% as of June 30, 2007.

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

	Unpaid Principal Balance
	As of June 30,	As of December 31,
	2008	2007
	(In millions)

Mortgage Loans Held for Sale — Domestic
High loan-to-value (greater than 100%) mortgage loans	$13.1	$11.6
Interest-only mortgage loans	374.7	663.2
Payment option adjustable rate mortgage loans	85.0	1.1
Below market initial rate mortgage loans	—	164.5

Total	$472.8	$840.4

Mortgage Loans Held for Investment — Domestic
High loan-to-value (greater than 100%) mortgage loans	$2,531.6	$3,701.6
Interest-only mortgage loans	9,621.9	11,448.7
Payment option adjustable rate mortgage loans	1,383.2	1,689.6
Below market initial rate mortgage loans	369.6	285.7

Total	$13,906.3	$17,125.6

Mortgage Loans — Held for Sale and Investment — International
High loan-to-value (greater than 100%) mortgage loans	$1,663.8	$2,182.6
Interest-only mortgage loans	3,786.9	6,170.1
Payment option adjustable rate mortgage loans	—	—
Below market initial rate mortgage loans	—	—

Total	$5,450.7	$8,352.7

In circumstances when a loan has features such that it falls into multiple categories listed above it is classified to a category only once based on the following hierarchy. 1) High loan-to-value mortgage loans, 2) Interest-only mortgage loans, 3) Payment options adjustable rate mortgage loans and 4) Below market initial rate mortgage loans. We believe this hierarchy provides the most relevant risk assessment of our non-traditional products with the current declining home prices.

Our total production related to these products was as follows:

	Loan Production For the Six Months Ended
	June 30,
	2008	2007
	(In millions)

High loan-to-value (greater than 100%) mortgage loans	$607.2	$3,527.8
Interest-only mortgage loans	2,650.0	19,512.5
Payment option adjustable rate mortgage loans	0.2	6,213.9
Below market initial rate mortgage loans	232.5	74.9

The preceding tables exclude $1.2 and $1.7 billion of mortgage loans outstanding in the United Kingdom that have reduced introductory rates at June 30, 2008 and December 31, 2007, respectively. In addition, the preceding tables exclude United Kingdom mortgage loan production at reduced introductory rates of $0.2 and $2.0 billion for the six months ended June 30, 2008 and June 30, 2007, respectively, and $3.5 billion for the year ended December 31, 2007. Offering a reduced introductory rate to borrowers is customary market practice in the United Kingdom and thus the interest rate would not be considered “below market.”

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

Liquidity and Capital Resources

Liquidity and Capital Management Highlights through June 30, 2008

In an effort to improve our short-term liquidity and our capital structure and generally reduce our financial risk, we undertook several initiatives in the second quarter of 2008 which culminated in a comprehensive debt refinancing with our third-party banking relationships and GMAC on June 4, 2008. The details of this global debt refinancing along with additional steps to bolster liquidity and stabilize cash flows, were as follow:

•	On June 6, 2008, ResCap closed its previously announced private debt tender and exchange offers for certain of its outstanding debt securities (the “Offers”).

-	In connection with the Offers, on June 6, 2008, ResCap issued $1.7 billion of 8.500% Senior Secured Guaranteed Notes due 2010 and $4.0 billion of 9.625% Junior Secured Guaranteed Notes due 2015, in exchange for approximately $2.6 billion of senior unsecured notes that mature in 2008-2009 and approximately $6.0 billion of its senior unsecured notes that mature in 2010-2015 (the “New Notes”).

Each series of New Notes are guaranteed by all of ResCap’s domestic significant subsidiaries (other than GMAC Bank and certain other subsidiaries that are restricted from guaranteeing the New Notes), as well as all of ResCap’s direct subsidiaries. The Senior Secured Notes are secured by a second priority lien on the collateral securing ResCap’s new senior secured credit facility with GMAC and the Junior Secured Notes are secured by a third priority lien on the same collateral.

-	Holders participating in the exchange offers had the opportunity to elect to receive cash in lieu of the New Notes that they would have otherwise received, pursuant to a “modified Dutch auction” process. In the Auction Process, approximately $1.6 billion of the 2008-2009 Notes and $2.6 billion of the 2010-2015 Notes were tendered. Based on these results, the clearing price in the auction process was $920 per $1,000 principal amount of Senior Secured Notes and $650 per $1,000 of Junior Secured Notes and approximately 52% of the 2008-2009 Notes and approximately 36% of the 2010-2015 Notes tendered in the Auction Process at or below the applicable clearing price were purchased for cash in lieu of New Notes.

-	Also in connection with the Offers, approx $853.4 million of Floating Rate Notes due June 9, 2008 were purchased for cash.

-	GMAC contributed notes of ResCap that GMAC had previously purchased in open market transactions, during the first and second quarters of 2008. Accordingly, the Company recorded a capital contribution for GMAC’s purchase price of $970.3 million and a gain of $510.2 million on extinguishment of debt for the difference between the carrying value and GMAC’s purchase price. $806.3 million of the $970.3 million capital contribution are non-cumulative, non-participation perpetual preferred membership interests and are recorded in the equity section of our balance sheet. GMAC also tendered $92.8 million principal amount of ResCap’s 8.125% Notes due in 2008, in exchange for New Notes.

•	On June 4, 2008, RFC and GMAC Mortgage entered into a GMAC senior secured credit facility (“the Facility”) (guaranteed by ResCap and certain of its subsidiaries) to which GMAC provides a senior secured credit facility with a capacity of up to $3.5 billion. Proceeds of secured revolver were used to repay existing debt of ResCap on or prior to its maturity, to acquire certain assets, and for working capital purposes. Under the Facility, GMAC agreed to make revolving loans to RFC and GMAC Mortgage, and acquire $1.3 billion of the outstanding $1.75 billion bank term loan due to mature on July 28, 2008. ResCap paid the remainder of the Term Loan on July 28, 2008 with proceeds of a draw under the Facility. Also on June 4, 2008, GMAC entered into a Participation Agreement (the “Participation Agreement”) with General Motors Corporation (“GM”) and Cerberus ResCap Financing, LLC (“Cerberus Fund”) collectively the “Participants”. Pursuant to the Participation Agreement, GMAC sold GM and Cerberus Fund $750 million in subordinated participations in the loans made pursuant to the Facility. GM and Cerberus Fund acquired 49% and 51% of the Participations, respectively. The Participants will not be entitled to receive any principal payments with respect to the Participations until the principal portion of the loans retained by GMAC have been paid in full. At June 30, 2008, the full $3.5 billion in capacity has been utilized, which consisted of $2.2 billion in advances under the Facility plus the assignment to GMAC of $1.3 billion of outstanding bank term loan; $750 million of the $2.2 billion outstanding under the Facility was sold and assigned to GM and Cerberus. Subsequent to the closing of the Facility, GMAC agreed to extend the time for completion of certain post-closing requirements under the Facility.

•	On April 18, 2008, GMAC entered into a loan and security agreement (the “MSR Facility”) maturing on October 17, 2008 with RFC and GMAC Mortgage, LLC to provide $750 million to fund mortgage servicing rights. On June 1, 2008, GMAC and ResCap entered into an amendment to the MSR Facility dated as of April 18, 2008. This amendment increased the maximum facility amount from $750 million to $1.2 billion and increased the advance rate from 50% to 85% with all other terms and provisions of the MSR Facility remaining unchanged. In addition to the $750 million already outstanding, ResCap drew approximately $450 million under the MSR Facility in the second quarter of 2008, fully utilizing the $1.2 billion of available funding.

•	We reached agreement to amend substantially all of our secured bilateral facilities thus extending the maturities of these facilities from various dates in 2008 to the end of May and beginning of June 2009. We entered into a new syndicated $2.5 billion whole loan repurchase agreement to fund domestic conforming collateral. The facility is set to mature June 3, 2009.

•	On July 2, 2008, the Company and GMAC entered into an agreement (the “Resort Finance Sale Agreement”) pursuant to which GMAC Commercial Finance would acquire 100% of the Company’s resort finance business, including its subsidiary, RFC Resort Funding, LLC (collectively, the “Resort Finance business”), for a cash purchase price equal to the fair market value of the business. On June 3, 2008, the Company received an initial deposit of $250.0 million, representing estimated net proceeds related to this transaction.

Under SFAS No. 144, the Resort Finance business was designated as held-for-sale as of June 30, 2008 and subject to fair market valuation. The fair market value was determined by an independent, third-party valuation to be $96.2 million, plus the amount (if any) of a calculated Deferred Purchase Price. In accordance with the terms of the purchase agreement, at the closing of the transaction on July 31, 2008, ResCap returned $153.9 million to GMAC, representing the difference between the deposit the Company had received and the valuation, without regard to the Deferred Purchase Price.

Per the terms of the Resort Finance Sale Agreement, the Deferred Purchase Price will be 25% of any excess of:

-	the sum of (i) proceeds of the assets of the Resort Finance business during the three years following the sale by the Company, including sales proceeds and principal payments and recoveries, plus (ii) if less than all the assets or business of the Resort Finance business have been sold during such three-year period, the value of the remaining net assets of the business (whether positive or negative) as determined in the reasonable good faith judgment of the Chief Financial Officer of GMAC, over

-	the “basis” of GMAC Commercial Finance in the Resort Finance business, equal to the sum of (i) approximately $1.2 billion, plus (ii) the aggregate principal amount of any additional advances to obligors of the Resort Finance business after the sale by the Company, plus (iii) any accrued but unpaid interest due from such obligors on assets sold by GMACCF during such three-year period.

Either party can accelerate the date for determining the Deferred Purchase Price to be paid if the assets or business of the Resort Finance business has been substantially sold, such that the value of its remaining assets is less than $100.0 million. The obligation to pay the Deferred Purchase Price terminates upon a change of control of the Company.

•	In June 2008, Cerberus Capital Management, L.P. or its designee(s) (“Cerberus”) purchased certain assets of ResCap with a carrying value of approximately $479 million for consideration consisting of $230 million in cash and a Series B junior preferred membership interest in a newly-formed entity, CMH Holdings, LLC (“CMH”), which is not a subsidiary of ResCap and the managing member of which is an affiliate of Cerberus. CMH purchased from ResCap model home and lot option assets. CMH is consolidated into ResCap LLC under FIN No. 46R as ResCap was determined to be the primary beneficiary. In conjunction with this agreement, Cerberus has entered into both term and revolving loans with CMH. The term loan principal amount is equal to $230 million and the revolving loan maximum amount is $10 million. The loans will mature on June 30, 2013 and are secured by a pledge of all of the assets of CMH. At June 30, 2008, $221.7 million of the term loan was outstanding.

•	On June 17, 2008, the Company and GMAC Commercial Finance, LLC (GMACCF), a subsidiary of GMAC, agreed to enter into a Receivables Factoring Facility (the “Receivables Facility”), whereby, GMACCF agreed to purchase certain mortgage servicing advances. The servicing advances are part of the primary collateral securing the GMAC senior secured credit facility and the New Notes. The proceeds from the Receivables Facility were reinvested in additional servicing advances that became primary collateral. The agreement provides for the purchase of receivables that satisfy certain eligibility requirements multiplied by a purchase price rate of 85%. The maximum outstanding receivables at any point in time less the 15% discount, can not exceed $600 million. On June 17, 2008, GMACCF purchased $586.3 million face amount of receivables, resulting in a loss of $88.0 million for the Company. The Receivables Facility will mature on June 16, 2009.

•	Cerberus has committed to purchase certain assets of ResCap at ResCap’s option consisting of performing and non-performing mortgage loans, mortgage-backed securities and other assets for net cash proceeds of $300 million. ResCap has commenced identifying the assets proposed to be sold to Cerberus. In addition, ResCap intends, but is not obligated, to undertake an orderly sale of certain assets of ResCap consisting of performing and non-performing mortgage loans and mortgage-backed securities in arms-length transactions through the retention of nationally recognized brokers. Cerberus has committed to make firm bids to purchase the Auction Assets for net cash proceeds of $650 million. On July 14 and 15, 2008, GMAC Mortgage Corp. agreed to sell securitized excess servicing on two populations of loans to Cerberus. The two populations consist of $13.8 billion in unpaid principal balance of Freddie Mac loans and $24.8 billion in unpaid principal balance of Fannie Mae loans, capturing $982 million and $591.0 million of notional interest-only securities, respectively. The sales closed on July 30, 2008. The net proceeds of $167.1 million is the first completed transaction in the commitment made by Cerberus for net cash proceeds of $300.0 million.

On-going Liquidity and Capital Management Focus

Even with the successful implementation of all of the actions described above, we may be required to execute asset sales or other capital generating actions over and above our normal mortgage finance activities to provide additional working capital. This additional cash required is solely an estimate based upon internal monthly cash forecasts targeting sufficient cash surpluses to prudently operate the business. As we actively manage our liquidity, certain asset liquidation initiatives may include, among other things, sale of retained interest in our mortgage securitizations, marketing of loans secured by time-share receivables, marketing of our United Kingdom and Continental Europe mortgage loan portfolios, whole loan sales and marketing of businesses and platforms that are unrelated to our core mortgage finance business. Moreover, the amount of liquidity we need may be greater than currently anticipated as a result of additional factors and events (such as interest rate fluctuations and margin calls) that increase our cash needs causing us to be unable to independently satisfy our near-term liquidity requirements.

We remain highly leveraged relative to our cash flow. There continues to be a risk that we will not meet our debt service obligations and be in a negative liquidity position in 2008. While successful execution cannot be assured, management believes our actions referenced above, are sufficient to meet liquidity requirements for the next twelve months. If unanticipated market factors emerge and/or we are unable to successfully execute our plan, it would have a material adverse effect on our business, results of operations and financial position.

Liquidity Management

Our liquidity needs remain significant and we rely heavily on our ability to access capital markets to provide financing and fund asset growth. Our primary liquidity management objective remains intact and aims to maintain adequate, reliable access to liquidity across all market cycles and in periods of financial stress. Our liquidity needs are met through our access to:

•	Liquidity portfolio: We maintain a portfolio of money market instruments to support cash fluctuations, which we consider our liquidity portfolio. As of June 30, 2008, our liquidity portfolio totaled $1.5 billion, as compared with $1.3 billion as of March 31, 2008 and $2.2 billion as of December 31, 2007. We view our liquidity portfolio as cash readily available to cover operating demands from across our business operations. In our view, liquidity differs from cash and cash equivalents of $6.6 billion in that liquidity does not include cash balances within GMAC Bank and operating cash maintained within business segments to cover timing related outflows.

•	Short- and long-term financing: We have significant short- and long-term financing needs. We manage our liquidity by financing our assets in a manner consistent with their liquidity profile.

-	Short-term financing: We require short-term funding to finance our mortgage loans held for sale, lending receivables and various other liquid assets. As of June 30, 2008, the outstanding balance of short-term borrowings totaled $8.7 billion, as compared with $17.2 billion as of December 31, 2007.

-	Long-term financing: Our long-term financing needs arise primarily from our mortgage loans held for investment, mortgage servicing rights, real estate investments and assets used for over-collateralization of our funding conduits. Our long-term debt typically consists of collateralized borrowings in securitization trusts, unsecured debt, junior and senior secured debt issued in the public debt capital markets.

The following table summarizes our junior and senior secured notes and unsecured long-term debt maturity profile as of June 30, 2008:

									2016
									and
	2008	2009	2010	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)

Unsecured
Domestic senior unsecured notes	$275.3	$194.1	$1,281.3	$226.4	$99.7	$935.1	$—	$156.6	$—	$3,168.5
Domestic subordinated unsecured notes	—	205.4	—	—	—	—	—	—	—	205.4
International unsecured notes	—	—	568.6	—	167.7	78.5	130.0	—	—	944.8
Other unsecured long-term debt	2.1	249.1	8.5	—	174.7	—	—	—	—	434.4

Unsecured sub-total	277.4	648.6	1,858.4	226.4	442.1	1,013.6	130.0	156.6	—	4,753.1
Secured
Domestic senior secured notes	—	—	1,801.4	—	—	—	—	—	—	1,801.4
Domestic junior secured notes	—	—	—	—	—	1,704.3	1,704.3	1,704.3	—	5,112.9

Total	$277.4	$648.6	$3,659.8	$226.4	$442.1	$2,717.9	$1834.3	$1,860.9	$—	$11,667.4

On June 6, 2008, the Company closed its previously announced private debt tender and exchange offers for a certain amount of its outstanding unsecured notes. As a result, the Company issued approximately $5.7 billion of new senior and junior secured notes (the “New Notes”) in exchange for approximately $8.6 billion of its outstanding unsecured notes. Of the $8.6 billion of unsecured notes that were exchanged, approximately $1.8 billion were repurchased for $1.2 billion in cash pursuant to a modified Dutch auction. In accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, the Company deferred the concession recognized in the exchange offer through an adjustment to the carrying value of the New Notes. The senior and junior secured notes interest rates are 8.5% and 9.625%, respectively. The deferred concession of $1.2 billion will be amortized over the life of the New Notes through a reduction to interest expense using an effective yield methodology. Approximately $16.9 million of the concession was recognized as a troubled debt restructuring gain in order to write down the carrying value of the bonds to an amount equal to the New Notes undiscounted contractual payments. This gain is presented in the Consolidated Statement of Income as a gain on extinguishment of debt during the second quarter of 2008.

•	Sources of funding: The funding sources utilized are primarily determined by the type of asset financed and associated with a particular product or business. These sources of liquidity include:

-	Borrowings from parent and affiliates: As part of the global debt refinancing initiative, ResCap increased its reliance on GMAC and our affiliates, GM and Cerberus, in providing a source of secured funding, as well as, cash through asset sales. There can be no assurances that our parent and affiliates will undertake any such actions in the future.

-	Unsecured and secured funding sources at the ResCap parent level: ResCap has historically had access to the unsecured debt market to further diversify its funding sources. Prior to the private debt tender and exchange offers on June 6, 2008, we had been unable to access the long-term debt markets due to our weakened credit ratings and corporate performance driven by the illiquidity of the capital markets. We do not expect our access to the unsecured debt market to return in the near future.

-	Non-affiliate secured funding programs: A majority of our assets are pledged as collateral to support various funding programs. As a result, sources of funding have been developed in the mortgage and asset-

backed securities markets. Also, we have obtained liquidity and long-term funding in the term securitization market for our held for investment mortgage loan portfolio.

-	Our ability to access the funding capacity of GMAC Bank: GMAC Bank provides us with another source of liquidity through its ability to accept deposits, to obtain Federal Home Loan Bank (“FHLB”) advances and to purchase federal funds. The financing through the FHLB is uncommitted and requests for additional advances are evaluated by the FHLB at the time they are received. In July 2008, the Federal Deposit Insurance Corporation (“FDIC”) granted a ten year extension of GMAC Bank’s current ownership. While no advances were outstanding as of June 2008, GMAC Bank LLC has a $3.0 billion 364-day unsecured revolver with GMAC. This source of liquidity is due to mature on November 19, 2008 and its capacity is restricted to use by GMAC Bank and unavailable to ResCap’s other operations.

The following table summarizes the maturities of FHLB advances as of June 30, 2008:

									2016
									and
	2008	2009	2010	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)

FHLB advances	$1,154.0	$1,447.0	$1,367.0	$815.0	$2,861.0	$211.0	$976.0	$760.0	$1,102.0	$10,693.0

As of June 30, 2008, GMAC Bank had total assets of $31.9 billion (including $3.8 billion of cash) distributed between its mortgage and automotive divisions. As a regulated entity, GMAC Bank is subject to significant restrictions on transactions with, or providing any financial support to, any affiliate, including ResCap or any of its subsidiaries. Additionally, GMAC Bank is required to obtain approval from the FDIC and Utah Department of Financial Institutions for its Business Plan (assets plan, funding plan and capital targets) through December 31, 2009.

•	Maintaining an active dialogue with the rating agencies: Historically, our ability to meet our funding needs has been influenced by the ratings assigned by the rating agencies to ResCap and certain obligations issues by ResCap and its subsidiaries. Following ResCap’s tender offer and debt exchange, all four rating agencies completed a review of ResCap and released revised ratings. These ratings could impact both our ability to access the capital markets as well as the cost of funds associated with such transactions. We maintain an active dialogue with the rating agencies throughout the year and will continue to work closely with them regarding our performance and changes in the business environment.

•	Interest Rate Management: The interest rate risk profile of our liquidity can be separated from the actual debt issuances using derivative financial products. We have issued both fixed and variable rate debt in a range of currencies. We use derivative contracts, primarily interest rate swaps, to effectively convert a portion of our fixed rate debt to variable rate debt and variable rate debt to fixed rate debt. The maturity structure of the derivatives generally corresponds to the maturity structure of the debt being hedged. In addition, we use other derivative contracts to manage the foreign exchange impact of certain debt issuances.

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

Borrowings

	Outstanding as of
	June 30,	December 31,
	2008	2007
	(In millions)

Borrowings from parent	$4,700.0	$—
Borrowings from affiliates	971.7	—
Collateralized borrowings in securitization trusts — long-term(a)(c)	7,900.1	16,145.7
Senior unsecured notes — long-term(a)(b)	4,113.3	14,550.4
Subordinated unsecured note — long-term(a)	205.4	758.3
Term loans and revolvers — long-term(a)	—	1,750.0
Bank lines — short-term	227.4	278.3
Bank lines — long-term(a)	37.0	33.2
Other unsecured — short-term	312.9	347.0
Other unsecured — long-term(a)	397.4	629.8

Subtotal unsecured borrowings	5,293.4	18,347.0

Senior secured notes — long-term(a)(b)	1,801.4	—
Junior secured notes — long-term(a)	5,112.9	—
Secured — short-term	8,168.8	15,560.5
Secured — long-term(a)	79.4	927.7
FHLB — short-term	—	1,050.0
FHLB — long-term(a)	10,693.0	10,299.0

Subtotal secured borrowings	25,855.5	27,837.2

Total borrowings	44,720.7	62,329.9
Bank deposits	17,536.9	13,349.8

Total borrowings and deposits	62,257.6	75,679.7
Off-balance sheet financings	134,847.3	136,108.3

Total	$197,104.9	$211,788.0

(a)	Represents borrowings with an original contractual maturity in excess of one year.

(b)	June 30, 2008 and December 31, 2007 totals include approximately $92.8 million of senior secured notes and $200.0 million of senior unsecured notes, respectively, purchased and held by GMAC.

(c)	See Note 16 — Fair Value — $3.0 billion of collateralized borrowings are recorded at fair value under SFAS No. 159 as of June 30, 2008.

Funding Sources

Borrowings from Parent

Our reliance on support from our parent significantly increased in the second quarter of 2008 as part of our overall strategy to continue to meet liquidity and covenant requirements. Borrowings from our parent grew from $0.7 billion as of March 31, 2008 to $4.7 billion as of June 30, 2008. This increase is directly attributable to the new

$3.5 billion GMAC senior secured revolver and assignment of the Bank term loan as of June 30, 2008, and GMAC funding support for the Residential Finance Group mortgage servicing rights of $1.2 billion and the expanded use of the resort finance facility. Although no advance has been provided as of June 30, 2008, a 364-day $3 billion unsecured committed revolver between GMAC and GMAC Bank exists. This arrangement is part of GMAC Bank’s contingent liquidity strategy and is currently not intended to be utilized under current market conditions. This liquidity source could change should certain market conditions adversely impact liquidity at either the mortgage or automotive divisions of GMAC Bank. This capacity is restricted to use by GMAC Bank and unavailable to ResCap’s other operations.

The following table summarizes our borrowings from parent capacity as of June 30, 2008 and December 31, 2007:

	Facilities from Parent
	As of June 30, 2008			As of December 31, 2007
		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity
	(In millions)

GMAC senior secured credit facility	$1,456.5	$—	$1,456.5	$—	$—	$—
GMAC term loan	1,293.5	—	1,293.5	—	—	—
GMAC secured MSR facility	1,200.0	—	1,200.0	—	—	—
GMAC Resort Finance facility	750.0	—	750.0	—	—	—
GMAC Auto Bank facility	—	3,000.0	3,000.0	—	3,000.0	3,000.0

Total	$4,700.0	$3,000.0	$7,700.0	$—	$3,000.0	$3,000.0

Borrowings from Affiliates

On June 4, 2008, GMAC entered into a participation agreement with General Motors Corporation (“GM”) and Cerberus ResCap Financing, LLC (“Cerberus Fund”). Pursuant to the participation agreement, GMAC sold GM and Cerberus Fund $750 million in subordinated participations in the loans made pursuant to the ResCap Facility. GM and Cerberus Fund acquired 49% and 51% of the participations, respectively. The participation will not be entitled to receive any principal payments with respect to the participations until the principal portion of the loans retained by GMAC have been paid in full. At June 30, 2008, the full $3.5 billion in capacity has been utilized, which consisted of $2.2 billion in advances under the Facility plus the assignment to GMAC of $1.3 billion of the outstanding bank term loan; $750 million of the $2.2 billion outstanding under the GMAC senior secured credit facility was sold and assigned to GM and Cerberus.

During the second quarter of 2008, Cerberus entered into both a term and revolving loan with CMH. The term loan principal amount is equal to $230 million and the revolving loan maximum amount is $10 million. The loans will mature on June 30, 2013 and are secured by a pledge of all of the assets of CMH. At June 30, 2008, $221.7 million was outstanding under the term loan.

The following table summarizes our borrowings from affiliates capacity as of June 30, 2008 and December 31, 2007:

	Facilities from Affiliates
	As of June 30, 2008			As of December 31, 2007
		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity
	(In millions)

GMAC — senior secured credit facility-Cerberus	$382.5	$—	$382.5	$—	$—	$—
GMAC — senior secured credit facility- GM	367.5	—	367.5	—	—	—
Cerberus model home revolving loan	—	10.0	10.0	—	—	—
Cerberus model home term loan	221.7	—	221.7	—	—	—

Total	$971.7	$10.0	$981.7	$—	$—	$—

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

Unsecured and Secured Funding Facilities

The following tables highlight committed, uncommitted and total capacity under our non-affiliated secured and unsecured funding facilities as of June 30, 2008 and December 31, 2007. These facilities mature between July 2008 and March 2040. While we have generally been able to successfully renegotiate the renewals of most of our facilities in June 2008, we did so at a premium. Counterparties continue to demand more onerous terms in return for renewals. Such terms have included, among other things, shorter maturities upon renewal, lower overall borrowing limits, lower ratios of funding to collateral value for secured facilities and higher borrowing costs. Accordingly, there are no assurances that we will be able to renew or refinance maturing facilities on acceptable terms, or at all, in the future.

These tables do not include collateralized borrowings in securitization trusts, borrowings from parent and affiliates, off-balance sheet financings, senior unsecured notes, senior and junior secured notes, our subordinated unsecured note, medium-term unsecured notes or bank deposits. The secured uncommitted facilities include FHLB advances.

	As of June 30, 2008			As of December 31, 2007
	Committed	Uncommitted	Total	Committed	Uncommitted	Total
	(In millions)

Unsecured funding facilities	$19.2	$788.4	$807.6	$3,517.5	$891.3	$4,408.8
Secured funding facilities	14,513.7	15,081.6	29,595.3	33,178.8	21,583.4	54,762.2

The unused capacity on the committed secured facilities can be utilized only upon pledge of eligible assets that we may not currently have available, or the capacity can provide funding for future asset acquisitions.

Prior to June 4, 2008, certain of our credit facilities contained a financial covenant, among other covenants, requiring us to maintain a minimum consolidated tangible net worth (as defined in each respective agreement) as of the end of each fiscal quarter. The most restrictive provision in our credit agreements required a minimum tangible net worth of $5.4 billion, After June 4, 2008 and the completion of ResCap’s debt refinancing, this financial covenant was removed from all agreements that had contained it. We complied with these provisions up to the date we renegotiated our debt obligations.

Certain of these renegotiated credit facilities contain certain financial covenants, among other covenants, requiring ResCap to maintain consolidated tangible net worth of $250 million, and subject to applicable grace periods, consolidated liquidity of $750 million. For these purposes, consolidated tangible net worth means consolidated equity, excluding intangible assets and any equity in GMAC Bank to the extent included in ResCap’s consolidated balance sheet; and consolidated liquidity is defined as consolidated cash and cash equivalents, excluding cash and cash equivalents of GMAC Bank to the extent included in ResCap’s consolidated balance sheet. These financial covenants are also included in certain of ResCap’s bilateral facilities. In addition, certain ResCap facilities are subject to sequential declines in our facility advance rates if our consolidated tangible net worth falls below $1.5, $1.0 and $0.5 billion, respectively.

Unsecured Funding Facilities

The following table shows the amount of outstanding, unused and total capacity under our unsecured committed facilities as of June 30, 2008 and December 31, 2007:

	Unsecured Committed Facilities
	As of June 30, 2008			As of December 31, 2007
		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity
	(In millions)

Syndicated bank credit facilities	$—	$—	$—	$—	$875.0	$875.0
364-day bank credit facilities revolver	—	—	—	—	875.0	875.0
International bank lines	19.2	—	19.2	17.5	—	17.5
Bank term loan	—	—	—	1,750.0	—	1,750.0

Total	$19.2	$—	$19.2	$1,767.5	$1,750.0	$3,517.5

Effectively all of ResCap’s available unsecured committed funding capacity has either been terminated or paid down during the second quarter of 2008. This is directly related to the pay down and assignment to GMAC of the Bank term loan of $1.75 billion and termination of the 364-day and 3-year syndicated bank revolvers (each $875 million). These were replaced by the $3.5 billion GMAC senior secured credit facility which is classified as borrowings from parent and borrowings from affiliates under the GMAC Participation Agreement.

The following table shows the amount of outstanding, unused and total capacity under our unsecured uncommitted facilities as of June 30, 2008 and December 31, 2007:

	Unsecured Uncommitted Facilities
	As of June 30, 2008			As of December 31, 2007
		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity
	(In millions)

Lines of credit	$245.2	$15.0	$260.2	$243.8	$23.2	$267.0
International commercial paper	278.2	—	278.2	301.4	—	301.4
GMAC Bank Fed Funds	—	210.0	210.0	0.1	219.9	220.0
Other	39.0	1.0	40.0	100.9	2.0	102.9

Total	$562.4	$226.0	$788.4	$646.2	$245.1	$891.3

As of June 30, 2008, we had access to approximately $0.3 billion of unsecured lines of credit from financial institutions compared with $0.3 billion as of December 31, 2007. These lines are available on an uncommitted basis and borrowings under these lines mature in 30 to 365 days. We used borrowings under these lines for general working capital purposes.

In addition, we had 2.9 billion pesos ($0.3 billion) of commercial paper as of June 30, 2008 compared with 3.3 billion pesos ($0.3 billion) outstanding as of December 31, 2007.

Secured Funding Facilities

In the United States and in the other countries in which we operate, we use both committed and uncommitted secured facilities to fund inventories of mortgage loans held for investment, mortgage loans held for sale, lending receivables, mortgage servicing cash flows and securities. We use these facilities to provide funding for residential mortgage loans prior to their subsequent sale or securitization. We refer to the time period between the acquisition or origination of loans and their subsequent sale or securitization as the aggregation period. Prior to the market disruptions of August 2007, these aggregation facilities were primarily funded through the issuance of asset-backed commercial paper or similar short-term securities, both through programs we sponsor and through credit facilities obtained from other lenders’ commercial paper programs. Since August 2007, our access to the commercial paper markets has been severely curtailed, consistent with the experiences of other asset-backed commercial paper issuers. Other secured borrowings include transactions under repurchase agreements or similar arrangements or secured bank loans. The cost of funding related to these vehicles is priced off a short-term benchmark, such as highly-rated commercial paper, one month LIBOR or a similar index, plus a stated percentage over such cost and/or other costs of issuance. In the past, committed liquidity sources were generally renewed annually and at our discretion and the discretion of the third-party. Prior to June’s global debt refinancing, which amended substantially all of our secured bilateral facilities, market conditions had required more onerous terms in return for renewals. Such terms have included, among other things, shorter maturities upon renewal. Our secured borrowings, including our aggregation facilities, are repaid as the underlying assets are sold or securitized. Between July 1, 2008 and December 31, 2008, we have $1.1 billion, or 8.0%, of our secured committed capacity maturing.

The following table shows the amount of outstanding, unused and total capacity our secured committed facilities as of June 30, 2008 and December 31, 2007:

	Secured Committed Facilities
	As of June 30, 2008			As of December 31, 2007
		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity
	(In millions)

Repurchase agreements	$1,396.5	$2,733.0	$4,129.5	$3,605.2	$5,313.7	$8,918.9
Receivables Lending Agreement (RLA)	—	—	—	170.0	5,292.6	5,462.6
Mortgage Asset Lending Agreement (MALA)	—	—	—	70.0	3,146.4	3,216.4
Bank facilities for construction lending receivables	1,227.9	149.1	1,377.0	1,804.8	45.4	1,850.2
Bank facility for mortgage servicing rights	1,656.0	172.0	1,828.0	1,444.0	656.0	2,100.0
Other	3,852.4	3,326.8	7,179.2	8,633.9	2,996.8	11,630.7

Total	$8,132.8	$6,380.9	$14,513.7	$15,727.9	$17,450.9	$33,178.8

Although unused capacity exists under our secured committed facilities, use of such capacity is conditioned upon certain collateral eligibility requirements and, as a result, our access to such capacity under these facilities may be limited.

Repurchase Agreements:  Borrowings under these arrangements are provided on either a committed or an uncommitted basis. ResCap reached agreement to amend substantially all of its secured bilateral facilities thus extending the maturities of these facilities from various dates in 2008 to the end of May and beginning of June 2009. These actions significantly mitigate near term liquidity risk by renewing key funding sources for existing collateral and future loan originations/receivables. Included in these negotiations was the closing of a new syndicated $2.5 billion Whole Loan Repurchase Agreement to fund domestic conforming collateral. The facility is set to mature June 3, 2009. Certain of those renewed facilities will not accept new assets prior to maturity, as well as certain others have orderly deterioration in advance rates.

RLA and MALA:  RLA and MALA facilities were terminated during the second quarter of 2008. Prior to the termination, the decline in borrowings under the RLA and MALA facilities reflects our decision in 2007 to restrict the amount of warehouse lending activities and non-traditional mortgages that we make as well as continuing disruptions in the asset-backed commercial paper market (which made borrowings under this facility less available and more expensive).

Bank facilities:  As of June 30, 2008, we had facilities that fund construction and commercial lending receivables with aggregate liquidity commitments of $1.4 billion, which includes $149.1 (£75.0) million of liquidity commitments to fund lending receivables in the United Kingdom. In addition, we have arranged facilities to fund mortgage servicing rights on a committed basis. These facilities provided aggregate secured liquidity commitments of $1.8 billion as of June 30, 2008.

Other:  Other secured facilities include certain facilities to fund mortgage loans prior to their sale or securitization. Internationally this includes: $5.1 (£2.5) billion of liquidity commitments to fund loans in the

United Kingdom, $0.6 (€0.4) billion of liquidity commitments to fund loans originated in the Netherlands, Germany and Spain, a $720.7 million (754 million Australian dollar) of liquidity commitment to fund loans in Australia and a $69.0 million (711.0 million Mexican pesos) liquidity commitment to fund loans in Mexico. Domestically, other secured facilities to fund mortgage servicing advances had capacity of $0.7 billion as of June 30, 2008.

Bilateral secured facility:  Effective September 6, 2007, GMAC entered into an agreement with a financial services lender, pursuant to which the entity has committed to provide secured facilities through September 2008. A total of $14.4 billion became available for immediate funding upon execution of the facilities, with an additional $7.0 billion becoming available if and when the facilities are syndicated to other lenders. As of June 30, 2008, approximately $1.8 billion has been syndicated. Up to $8.0 billion of the facilities, depending on GMAC usage of the facilities, can be made available to us to fund mortgage assets. At June 30, 2008, $1.5 billion of the available secured commitment for mortgage servicing rights can be utilized (included in bank facilities). The additional $2.0 billion of whole loan repurchase capacity included in repurchase agreements to fund conforming and certain non-conforming collateral made available in December 2007 has been terminated in conjunction with June’s 2008 global debt refinancing efforts, thus reducing the total available secured committed capacity available to us from the facilities to $1.5 billion. Amounts we may borrow under the facilities are our sole obligation and are not guaranteed by GMAC in any form.

The following table shows the amount of outstanding, unused and total capacity under our secured uncommitted facilities as of June 30, 2008 and December 31, 2007:

	Secured Uncommitted Facilities
	As of June 30, 2008			As of December 31, 2007
		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity
	(In millions)

Repurchase agreements	$15.1	$3,084.9	$3,100.0	$368.3	$7,430.7	$7,799.0
Other	100.3	720.7	821.0	392.0	803.3	1,195.3

Total excluding FHLB advances	115.4	3,805.6	3,921.0	760.3	8,234.0	8,994.3
FHLB advances	10,693.0	467.6	11,160.6	11,349.0	1,240.1	12,589.1

Total	$10,808.4	$4,273.2	$15,081.6	$12,109.3	$9,474.1	$21,583.4

Although capacity exists under our secured uncommitted facilities, use of such capacity is conditioned upon certain collateral eligibility requirements, which means our access to such capacity under these facilities may be limited.

FHLB Advances:  As previously discussed, GMAC Bank has entered into an advances agreement with FHLB. Under the agreement, as of June 30, 2008 and December 31, 2007, GMAC Bank had assets pledged and restricted as collateral totaling $31.9 and $28.4 billion under the FHLB’s existing blanket lien on all GMAC Bank assets. However, the FHLB will allow GMAC Bank to encumber any assets restricted as collateral not needed to collateralize existing FHLB advances. As of June 30, 2008 and December 31, 2007, GMAC Bank had $15.4 and $12.8 billion of assets pledged under the security interest that were available to be encumbered elsewhere.

Our secured borrowings, including our aggregation facilities, are repaid as the underlying assets are sold or securitized. The following tables show the amounts of borrowings outstanding as of June 30, 2008 and December 31, 2007 under our secured borrowing arrangements:

	As of June 30, 2008
				Secured	Secured	Total
	Secured	Secured	Total	Committed	Uncommitted	Secured
	Committed	Uncommitted	Secured	Unused	Unused	Unused
	Outstanding	Outstanding	Outstanding	Capacity	Capacity	Capacity
	(In millions)

Mortgage loans and warehouse lending(a)	$4,548.9	$10,729.0	$15,277.9	$6,059.8	$4,273.2	$10,333.0
Other lending receivables(b)	1,227.9	—	1,227.9	149.1	—	149.1
Mortgage servicing rights(c)	1,656.0	—	1,656.0	172.0	—	172.0
Other	700.0	79.4	779.4	—	—	—

Total	$8,132.8	$10,808.4	$18,941.2	$6,380.9	$4,273.2	$10,654.1

	As of December 31, 2007
				Secured	Secured	Total
	Secured	Secured	Total	Committed	Uncommitted	Secured
	Committed	Uncommitted	Secured	Unused	Unused	Unused
	Outstanding	Outstanding	Outstanding	Capacity	Capacity	Capacity
	(In millions)

Mortgage loans and warehouse lending(a)	$11,687.7	$12,014.1	$23,701.8	$16,140.8	$9,474.1	$25,614.9
Other lending receivables(b)	1,804.8	—	1,804.8	45.4	—	45.4
Mortgage servicing rights(c)	1,444.0	—	1,444.0	656.0	—	656.0
Other	791.4	95.2	886.6	608.7	—	608.7

Total	$15,727.9	$12,109.3	$27,837.2	$17,450.9	$9,474.1	$26,925.0

(a)	Mortgage loans and warehouse lending is comprised of MALA, RLA, repurchase agreements, the Facilities, and FHLB advances.

(b)	Facilities that fund construction and commercial business lending receivables.

(c)	Facilities to fund mortgage servicing rights.

International Funding Facilities

The table below shows our borrowings outstanding, unused capacity and the total capacity of our international committed and uncommitted facilities as of June 30, 2008 and December 31, 2007. The amounts shown as outstanding are included in the total on-balance sheet borrowings (excluding bank deposits) under “— Borrowings” above. The amounts shown in the table below were also included in the amounts shown in the tables above relating to our combined secured and unsecured committed and uncommitted facilities.

During the six months ended June 30, 2008, certain international facilities expired resulting in a decrease in $3.2 billion of secured committed financing capacity. At maturity, we repaid the lenders $1.4 billion of outstanding debt to fund the affected collateral.

	International Facilities
	As of June 30, 2008			As of December 31, 2007
		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity
	(In millions)

Committed international facilities	$3,559.8	$3,533.1	$7,092.9	$8,460.1	$2,428.8	$10,888.9
Uncommitted international facilities	623.7	735.8	1,359.5	937.2	826.6	1,763.8

Bank Deposits

GMAC Bank provides us another source of liquidity through its ability to accept deposits. As of June 30, 2008, GMAC Bank had approximately $16.9 billion of deposits, $2.1 billion of which were escrows related to our servicing of mortgage loans compared with $12.8 billion of deposits, $1.6 billion of which were escrows related to our servicing of mortgage loans, respectively as of December 31, 2007. These funds are generally available only for the operations of GMAC Bank, and cannot be used to fund the operations or liabilities of our other affiliates.

At June 30, 2008 and December 31, 2007, ResMor Trust Company also had approximately 653.4 million CAD ($641.4 million) and 514.1 million CAD ($521.7 million) of deposits, respectively.

Off-Balance Sheet Financings

Our total off-balance sheet financings outstanding were $134.8 billion as of June 30, 2008 and $136.1 billion as of December 31, 2007. A significant portion of our off-balance sheet financing relates to securitizations issued in off-balance sheet trusts.

We participate in a number of off-balance sheet revolving securitizations collateralized by home equity lines of credit with credit capacity totaling approximately $8.8 billion. These securitizations are self-contained trusts that distribute cash between the borrowers. If at any point, the cash accessible to borrowers within the trust is not sufficient, we are obligated to fund any incremental draws on the lines by the borrower. We are actively managing the available lines of credit within these trusts to reduce this potential risk.

As a part of our historical capital markets activity, predominately in the International Business Group, several of our securitizations have certain servicer obligations contingent on actions by bond holders. These servicer obligations exist in our Dutch, German and Australian securitization structures. Certain of these securitizations provide the investors of the special purpose entity (SPE) with the ability to put back these securities to the SPE at a specified date in the future at price equal to par less losses previously allocated to the bond holder. ResCap, as the servicer of the SPE, is obligated to advance the funds required to redeem bond holders. We have the option to purchase loans from the SPE at their par value, the proceeds of which then can be used to offset the SPE’s obligation to repay the servicer. The specific dates that these options can be exercised range from seven to twelve years from the securitization issuance date. The earliest exercise date for these options is the third quarter of 2009.

The total estimated amount of Dutch and German bonds subject to these servicer obligations is approximately €5.6 billion ($8.8 billion) beginning 2009 through 2019. The estimated obligation considers contractual amortization, prepayments, and defaults among other management assumptions. The portion that is exercisable prior to December 31, 2009 and 2010 is €59.5 million (1.1% of the total) and €439.7 million or (7.9% of the total), respectively. Approximately 72.2% of the total estimated bonds are eligible for this servicer obligation beginning in 2013 and after.

The total estimated amount of Australian bonds subject to these servicer obligations is approximately 121.4 million AUD ($116.7 million) all exerciseable in 2011.

We currently hold the residual interest (first loss bond) on all of these securitizations. To the extent that the potential bonds are put back to the SPE and the loans are repurchased, we have already captured the estimated future credit losses on the underlying mortgage loans in the fair market value of the retained residuals we currently hold on our balance sheet. To the extent that losses are expected to arise from factors such as liquidity or market risk of the loans that may be purchased pursuant to the Company’s servicer obligation (i.e. losses beyond the credit losses already reflected in the residual), it is our accounting policy to estimate and record this incremental loss when the likelihood of bond holder exercise is foreseeable and the incremental loss can be reasonably estimated.

As of June 30, 2008, the liabilities related to these servicer obligations, after considering the valuation of our residual interests, are immaterial.

Credit Ratings

The following table summarizes our current credit ratings and outlook from the major credit rating agencies:

Senior
	Unsecured	Senior	Junior		Date of
Rating Agency	Debt	Secured Debt	Secured Debt	Outlook	Last Action

Fitch	D	N/R	N/R	N/A	June 4, 2008
Moody’s	Ca	Caa2	Caa3	Watch ratings-negative	June 16, 2008
S&P	CCC-	CCC+	CCC-	Negative	July 15, 2008
DBRS	CC (high)	CCC	CC (high)	Negative	June 20, 2008

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

Based upon this modeling, the following tables summarize the estimated change in fair value of our interest rate-sensitive assets, liabilities and commitments as of June 30, 2008 and 2007 given several hypothetical, instantaneous, parallel-shifts in the yield curve:

	Change in Fair Value as of June 30, 2008
Change in Interest Rate (basis points)	−100	−50	+50	+100
	(In millions)

Mortgage servicing rights and other financial instruments:
Mortgage servicing rights and other retained interests	$(1,380)	$(633)	$483	$827
Impact of servicing hedge:
Swap-based	463	207	(154)	(259)
Treasury-based	38	19	(18)	(35)
Others	489	271	(312)	(653)

Mortgage servicing rights and other retained interests, net	(390)	(136)	(1)	(120)

Committed pipeline	43	36	(70)	(166)
Mortgage loan inventory	89	51	(69)	(145)
Impact of associated derivative instruments:
Mortgage-based	(146)	(85)	105	225
Eurodollar-based	(6)	(3)	3	6
Others	(3)	(1)	1	3

Committed pipeline and mortgage loan inventory, net	(23)	(2)	(30)	(77)

Net change in fair value related to other businesses	2	1	(1)	(2)

GMAC Bank:
Securities portfolio	9	4	(4)	(9)
Mortgage loans	358	194	(213)	(438)
Deposit liabilities	(17)	(9)	9	18
Federal Home Loan Bank advances	(257)	(130)	138	282
Other liabilities	(16)	(8)	8	16

GMAC Bank, net	77	51	(62)	(131)

Notes payable and capital securities	(136)	(67)	66	131
Impact of associated derivative instruments:
Swap-based	11	5	(5)	(10)

Notes payable and capital securities, net	(125)	(62)	61	121

Insurance company investment portfolios	2	1	(1)	(2)

Net change in fair value related to mortgage servicing rights and other financial instruments	$(457)	$(147)	$(34)	$(211)

Net change in fair value related to broker-dealer trading securities	$1	$—	$—	$—

Net change in fair value related to GMAC Auto Bank	$36	$18	$(18)	$(36)

	Change in Fair Value as of June 30, 2007
Change in Interest Rate (basis points)	−100	−50	+50	+100
		(In millions)

Mortgage servicing rights and other financial instruments:
Mortgage servicing rights and other retained interests	$(1,549)	$(675)	$497	$831
Impact of servicing hedge:
Swap-based	755	319	(226)	(388)
Treasury-based	141	68	(65)	(128)
Others	588	288	(270)	(519)

Mortgage servicing rights and other retained interests, net	(65)	0	(64)	(204)

Committed pipeline	171	98	(139)	(320)
Mortgage loan inventory	287	160	(195)	(420)
Impact of associated derivative instruments:
Mortgage-based	(199)	(117)	160	364
Eurodollar-based	(20)	(10)	10	20
Others	(131)	(71)	75	157

Committed pipeline and mortgage loan inventory, net	108	60	(89)	(199)

Net change in fair value related to other businesses	5	3	(4)	(6)

GMAC Bank:
Securities portfolio	14	7	(7)	(13)
Mortgage loans	257	140	(153)	(316)
Deposit liabilities	(17)	(8)	8	16
Federal Home Loan Bank advances	(212)	(109)	118	243
Other liabilities	(13)	(6)	6	13

GMAC Bank, net	29	24	(28)	(57)

Notes payable and capital securities	(364)	(179)	175	346
Impact of associated derivative instruments:
Swap-based	375	185	(179)	(353)

Notes payable and capital securities, net	11	6	(4)	(7)

Insurance company investment portfolios	2	1	(1)	(3)

Net change in fair value related to mortgage servicing rights and other financial instruments	$90	$94	$(190)	$(476)

Net change in fair value related to broker-dealer trading securities	$1	$1	$(2)	$(4)

These sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate certain movements in interest rates; do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another; are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and do not incorporate other factors that would impact our overall financial performance in such scenarios, most significantly the impact of changes in loan related earnings that result from changes in interest rates. In addition, not all of the changes in fair value would impact current-period earnings. For example, our debt is carried at its unpaid principal balance net of issuance discount or premium; therefore, absent hedge accounting and fair value elections under SFAS No. 159 changes in the market value of our debt are not recorded in current-period earnings. For these reasons, the preceding estimates should not be viewed as an earnings forecast.

Item 4.	Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on management’s evaluation, our Chief Executive and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of June 30, 2008.

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

Kessler.  This putative class action was consolidated for settlement purposes with five other cases, all alleging that the plaintiffs obtained second-lien mortgage loans from either Community Bank of Northern Virginia or Guaranty National Bank of Tallahassee and that they were charged interest rates and fees violating the Pennsylvania Secondary Mortgage Loan Act. Plaintiffs additionally claim that the banks were not the actual lenders, but rather that the banks “rented” their banking charters to affiliates for the purpose of facilitating the assessment of “illegal” fees. They further allege that the affiliates either split the fees or kicked back the fees in violation of the Real Estate Settlement Procedures Act (“RESPA”). Plaintiffs sought to hold our subsidiary liable primarily on the basis that the subsidiary was an assignee of the mortgage loans. In December 2003, the U.S. District Court for the Western District of Pennsylvania gave its final approval to a proposed $41.1 million settlement for all six cases, inclusive of attorney fees. The settlement contemplated payment to approximately 44,000 borrowers nationwide. A group of seven plaintiffs’ class action counsel (“Objectors”) appealed the settlement in part on the grounds that the underlying litigation did not address possible Truth in Lending Act (“TILA”) or Home Ownership and Equity Protection Act (“HOEPA”) claims. In August 2005, the U.S. Court of Appeals for the Third Circuit vacated the district court’s approval of the settlement and remanded the matter to the district court to determine whether such claims were “viable”. The parties and the Objectors then briefed the issue of the “viability” of the TILA and HOEPA claims within this particular litigation. In July 2006, the parties amended the proposed settlement to address the Third Circuit’s concerns, and in October 2006, the trial court held that the purported TILA and HOEPA claims were not viable. In November 2006, the parties filed a motion seeking preliminary approval of the settlement, as amended. In late March 2007, the parties and the Objectors attended a hearing before a court-appointed magistrate to present arguments pertaining to the fairness and reasonableness of the proposed amended settlement. On July 5, 2007, the magistrate issued an advisory opinion ruling that the proposed modified settlement is “fair, reasonable, and adequate.” Following an October 9, 2007 hearing, the trial court on January 25, 2008 entered an order: (1) certifying the nationwide settlement class; (2) preliminarily approving the modified settlement; and (3) ordering that the settling parties give notice of the modified settlement to the settlement class, along with a new right of opt-out. Following the dissemination of new notice to the class, the court held a final fairness hearing on June 30, 2008 at which it heard all objections and took the question of final approval of the settlement under advisement. If the settlement is not finally approved or is otherwise undone as a result of opt-outs or objections, our subsidiary intends to vigorously defend against these claims.

Murray.  This putative statewide class action was filed against our subsidiary in the United States District Court for the Northern District of Illinois in March 2005. Plaintiff’s counsel alleged that our subsidiary, in sending a “pre-approved offer” to the plaintiff, accessed the plaintiff’s credit report without authorization from the plaintiff and without a “permissible purpose” under the Fair Credit Reporting Act (“FCRA”) since the material allegedly did not qualify as a “firm offer of credit.” It also alleged that the material failed to make FCRA required notices and disclosures in a “clear and conspicuous” manner. Plaintiff sought statutory penalties for an allegedly willful violation of the statute. Class certification was denied by the district court, but that decision was reversed on appeal and the matter remanded to the district court for further proceedings, including amended cross-motions for summary judgment as well as a renewed motion for class certification. On April 10, 2007, the district court certified a narrow class limited to those residents of Will County, Illinois who received the mailer in question during the fall of 2004 and who could be identified from any available mailing list. The district court also granted in part and denied in part each of the parties’ summary judgment motions, opining that the mailer in question did not constitute a firm offer of credit, entering judgment in favor of our subsidiary on the clear and conspicuous disclosure issue, and finding a genuine issue of fact with respect to whether the alleged violation of FCRA could be said to be willful. On June 5, 2007, our subsidiary filed a motion for reconsideration on the willfulness issue based upon the U.S. Supreme

Court decision in Safeco Ins. Co., et al. v. Burr, et al. Upon reconsideration, on July 2, 2007, the district court vacated its order certifying the class and granted our subsidiary’s motion for summary judgment on the willfulness issue, entering judgment on behalf of our subsidiary. On April 18, 2008 the United States Court of Appeals for the Seventh Circuit affirmed the district court’s summary judgment for our subsidiary, holding in a non-published opinion that our subsidiary made a firm offer of credit and that any failure to make clear and conspicuous disclosures was not willful. On April 23, 2008, plaintiff filed a motion to vacate the April 18, 2008 opinion, contending that our subsidiary reached an enforceable settlement agreement with the individual plaintiff prior to the date the April 18, 2008 opinion was entered. That motion was denied. On June 18, 2008, plaintiff filed a contract action in state court seeking to enforce the alleged settlement agreement, which our subsidiary is opposing.

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

The parties participated in a mediation in August 2007 without success. Mortgage Capital Resources Corporation is currently in the process of being liquidated in a Chapter 7 bankruptcy. Our subsidiary terminated its relationship with Mortgage Capital Resources Corporation in early May 2000. The case went to trial in state court in Kansas City, Missouri beginning on December 3, 2007. On January 4, 2008, a jury verdict was returned that our subsidiary pay $4.3 million in compensatory damages and $92 million in punitive damages. Our subsidiary is in the process of filing post-trial motions and intends to appeal any adverse decision and to vigorously contest the punitive damage award.

TBW.  Taylor, Bean & Whitaker (“TBW”) filed suit in June 2005, alleging that our subsidiary GMAC Mortgage, LLP (“GMACM”) failed to timely pay a “holdback” of $8.3 million of the purchase price for servicing rights under a 2002 purchase and sale agreement. GMACM filed a counterclaim contending that plaintiff failed to perform the conditions precedent to payment of the holdback, including, among other things, failing to honor valid repurchase requests, entitling GMACM to set off against the holdback any and all amounts due it under the agreement or otherwise. TBW has counterclaimed in return that, in addition to being denied the full amount of its purchase price, it was misled into making a number of erroneous repurchases, and also challenges GMACM’s calculation of make-whole set offs against the holdback as well as certain of GMACM’s claims under a guarantee that further secured TBW’s performance under the 2002 agreement. TBW seeks the full amount of the holdback, plus interest, attorneys’ fees, and consequential damages for lost profits and/or lost business opportunities. A jury trial is set for September 8, 2008 in federal court in Florida. GMACM intends to vigorously contest these claims.

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

Other than with respect to the risk factors below, there have been no material changes to the risk factors contained in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A of Part II of our quarterly report on Form 10-Q for the quarterly period ended March 31, 2008.

Risks Related to Our Business

We have significant near-term liquidity issues. There is a significant risk that we will not be able to meet our debt service obligations and other funding obligations in the near-term.

We expect continued liquidity pressures for the remainder of 2008 and the early part of the 2009. We are highly leveraged relative to our cash flow. As of June 30, 2008, our liquidity portfolio (cash readily available to cover operating demands from across our business operations and maturing obligations) totaled $1.5 billion. We have approximately $0.3 billion aggregate principal amount of notes due in November 2008. Though in June we extended the maturities of most of our secured, short-term debt until April and May, 2009, we had approximately $3.3 billion of secured, short-term debt and approximately $0.3 billion of unsecured notes outstanding as of June 30, 2008 maturing in 2008, excluding debt of GMAC Bank.

We expect that additional and continuing liquidity pressure, which is difficult to forecast with precision, will result from the obligation of our subsidiaries to advance delinquent principal, interest, property taxes, casualty insurance premiums and certain other amounts with respect to mortgage loans we service that become delinquent. Recent increases in delinquencies with respect to our servicing portfolio have increased the overall level of such advances, as well as extending the time over which we expect to recover such amounts under the terms of our servicing contracts. We also must find alternate funding sources for assets that must periodically be withdrawn from some of our financing facilities as maximum funding periods for those assets expire. In addition, in connection with the recent restructuring of our credit facilities, we became subject to a requirement to maintain minimum cash balances outside GMAC Bank in order to continue our access to those facilities. We will attempt to meet these and other liquidity demands through a combination of operating cash and additional asset sales. The sufficiency of these sources of additional liquidity cannot be assured, and any asset sales, even if they raise sufficient cash to meet our liquidity needs, may result in losses that negatively affect our overall profitability and financial condition.

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

We require substantial capital to support our operations. Our primary sources of financing include our securitization activities, whole-loan sales, secured aggregation facilities, repurchase agreements, public and private note issuances, deposits, bank credit facilities and borrowings under our recently closed credit facility with our parent. If we are unable to maintain adequate financing or other sources of capital are not available, we could be forced to suspend, curtail or reduce our operations, which could harm our revenues, profitability, financial condition and business prospects.

Our liquidity has been significantly impaired, and may be further impaired, due to circumstances beyond our control, such as adverse changes in the economy and general market conditions. Continued deterioration in our business performance could further limit, and recent reductions in our credit ratings have limited, our ability to access the capital markets on favorable terms. During recent volatile times in the capital and secondary markets, especially since August 2007, access to aggregation and other forms of financing, as well as access to securitization and secondary markets for the sale of our loans, has been severely constricted. Furthermore, our access to capital has been impacted by changes in the market value of our mortgage products and the willingness of market participants to provide liquidity for such products.

Our liquidity has also been adversely affected, and may be further adversely affected in the future, by margin calls under certain of our secured credit facilities that are dependent in part on the lenders’ valuation of the collateral securing the financing. Each of these credit facilities allows the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market values. If a lender determines that the value of the collateral has decreased, it may initiate a margin call requiring us to post additional collateral to cover the decrease. When we are subject to such a margin call, we must provide the lender with additional collateral or repay a portion of the outstanding borrowings with minimal notice. Any such margin call could harm our liquidity, results of operation, financial condition and business prospects. Additionally, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition. Furthermore, continued volatility in the capital markets has made determination of collateral values uncertain compared to our historical experience, and many of our lenders are taking a much more conservative approach to valuations. As a result, the frequency and magnitude of margin calls has increased, and we expect both to remain high compared to historical experience for the foreseeable future.

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

A significant portion of our operating cash from time to time may be derived from funds provided to us as credit support by parties to various hedging arrangements. In the event interest rates change, we may be required to repay promptly all or a portion of such amounts.

We employ various economic hedging strategies to mitigate the interest rate and prepayment risk inherent in many of our assets, including our mortgage loans held for sale portfolio, our mortgage servicing rights and our portfolio of mortgage loans held for investment and interests from securitizations At any time, a significant portion of our operating cash consists of funds delivered to us as credit support by counterparties to these arrangements. Although we pay such parties interest on such funds and believe there are no restrictions on our ability to utilize these funds, in the event that interest rates rise, we could be required to return promptly all or a portion of such funds and, if rates change dramatically, to deliver amounts in excess of such funds to such counterparties. If the amount we must repay or deliver is substantial, depending on our liquidity position at that time, we may not be able to pay such amounts as required.

Current conditions in the residential mortgage market and housing markets may continue to adversely affect our earnings and financial condition.

Recently, the residential mortgage market in the United States, Europe and other international markets in which we conduct business has experienced a variety of difficulties and changed economic conditions that adversely affected our earnings and financial condition in full-year 2007 and in 2008 to date. Delinquencies and losses with respect to our nonprime mortgage loans increased significantly and may continue to increase. Housing prices in many parts of the United States, the United Kingdom and other international markets have also declined or stopped appreciating, after extended periods of significant appreciation. In addition, the liquidity provided to the mortgage sector has recently been significantly reduced. This liquidity reduction combined with our decision to reduce our exposure to the nonprime mortgage market caused our nonprime mortgage production to decline, and such declines are expected to continue. Similar trends have emerged beyond the nonprime sector, especially at the lower end of the prime credit quality scale, and have had a similar effect on our related liquidity needs and businesses in the United States, Europe and other international markets. These trends have resulted in significant writedowns to our mortgage loans held for sale and trading securities portfolios and additions to our allowance for loan losses for our mortgage loans held for investment and warehouse lending receivables portfolios. A continuation of these conditions, which we anticipate in the near term, may continue to adversely affect our financial condition and results of operations.

Moreover, the continued deterioration of the U.S. housing market and decline in home prices in 2007 and 2008 to date in many U.S. and international markets, which we anticipate will continue for the near term, are likely to result in increased delinquencies or defaults on the mortgage assets we own and service. Further, loans that were made based on limited credit or income documentation also increase the likelihood of future increases in delinquencies or defaults on mortgage loans. An increase in delinquencies or defaults will result in a higher level of credit losses and credit-related expenses, as well as increased liquidity requirements to fund servicing advances, all of which in turn will reduce our revenues and profits. Higher credit losses and credit-related expenses also could adversely affect our financial condition.

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

We are exposed to delinquencies and losses through our portfolio of interests from our securitization activities and mortgage loans held for sale and investment. Delinquency rates have risen with the continued decline in the domestic housing market, especially with regard to the nonprime sector. As of June 30, 2008, the unpaid principal balance of nonprime mortgage loans were 36% of our mortgage loans held for investment portfolio and 20% of our mortgage loans held for sale portfolio. As of March 31, 2008, the unpaid principal balance of nonprime mortgage loans were 37% and 24% of our respective loan portfolios.

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

Regardless of whether a mortgage loan is prime or nonprime, any delinquency interrupts the flow of projected interest income from a mortgage loan, and a default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan, and delinquencies increase our liquidity requirements because we are generally obligated to advance delinquent payments as part of our servicing activities. In addition, if we experience higher-than-expected levels of delinquencies or losses in pools of mortgage loans that we service, we may lose our servicing rights, which would result in a loss of future servicing income and may damage our reputation as a loan servicer.

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

Recently, some counterparties have reduced or eliminated their hedging exposure to us, and in some cases are no longer willing to execute hedging transactions with us. Moreover, our hedging strategies may not be effective in mitigating the risks related to changes in interest rates and could affect our profitability and financial condition, as could our failure to comply with hedge accounting principles and interpretations. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. [Recently, we have incurred significant losses associated with our interest rate hedges, and] it is likely that there will be periods in the future, during which we incur losses after accounting for our hedging strategies. The success of our interest rate risk management strategy is largely dependent on our ability to predict the earnings sensitivity of our loan servicing and loan production activities in various interest rate environments. Our hedging strategies also rely on assumptions and projections regarding our assets and general market factors. If these assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates or prepayment speeds, we may incur losses that could adversely affect our profitability and financial condition.

Recent negative developments in our mortgage markets have led us to reduce the number of mortgage products we offer.

As a result of decreased liquidity for a number of mortgage products, including nonprime mortgage products and many products offered through our international businesses, we no longer offer those products in the affected markets. In our domestic mortgage business, we have shifted the bulk of our loan production to prime mortgage products that conform to the requirements of government-sponsored enterprises. In our international business, we generally restrict originations to those products and markets for which liquidity remains available, and we have suspended new loan originations in the United Kingdom, Europe and Australia. The products that are currently relatively liquid are generally not as profitable as the broader range of products we have traditionally offered. In addition, in the U.S. and some other markets, a number of competitors offer similar mortgage products, resulting in compression on interest margins and gains on sales. As a result, our operations will generally be less profitable than they would be if we were able to offer a more diversified product line.

Our profitability and financial condition could be adversely affected if the assumptions underlying our risk-based underwriting and pricing models prove to be incorrect.

Our loan underwriting process, including our Assetwise Direct and other underwriting and pricing systems in each country and market in which we operate, depends heavily on risk-based pricing models. Because our risk-based pricing models are based primarily on standard industry loan loss data supplemented by our historical loan loss data and proprietary systems, and because the models cannot predict the effect of financial market and other economic performance factors, our risk-based pricing models may not be a complete and accurate reflection of the risks associated with our loan products. Certain of our loan products have proven to be more risky than our risk-based pricing models predicted, which contributed to write downs of our mortgage loans held for sale as well as our retained interests from securitizations and negatively impacted our profitability and financial condition in 2007 and in 2008 to date. Unless this changes, our profitability and financial condition would continue to be adversely affected.

Changes in existing U.S. government-sponsored mortgage programs, or disruptions in the secondary markets in the United States or in other countries in which we operate, could adversely affect our profitability and financial condition.

Our ability to generate revenue through mortgage loan sales to institutional investors in the United States depends to a significant degree on programs administered by government-sponsored enterprises such as Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of mortgage-backed securities in the secondary market. These government-sponsored enterprises play a powerful role in the residential mortgage industry and we have significant business relationships with them. Proposals have recently been enacted in Congress and are under consideration by various regulatory authorities that would affect the manner in which these government-sponsored enterprises conduct their business, including establishing a new independent agency to regulate the government-sponsored enterprises, [to require them to register their stock with the U.S. Securities and Exchange Commission,] to reduce or limit certain business benefits that they receive from the U.S. government and to limit the size of the mortgage loan portfolios that they may hold. In addition, the government-sponsored enterprises themselves have been negatively affected by recent mortgage market conditions, including conditions that have threatened their access to debt financing. Any discontinuation of, or significant reduction in, the operation of these government-sponsored enterprises could adversely affect our revenues and profitability. Also, any significant adverse change in the level of activity in the secondary market, including declines in the institutional investors’ desire to invest in our mortgage products, could adversely affect our business.

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

We have been negatively impacted due to the significant stress in the residential real estate and related capital markets in 2007 and 2008, and, in particular, the lack of home price appreciation in many markets in which we lend. If the rate of inflation were to increase, or if the debt capital markets or the economies of the United States or our markets outside the United States were to continue in their current condition or further weaken, or if home prices experience further declines, we could continue to be adversely affected and it could become more expensive for us to conduct our business. For example, business and economic conditions that negatively impact household incomes or housing prices could continue in their current condition or further decrease the demand for our mortgage loans and the value of the collateral underlying our portfolio of mortgage loans held for investment and interests that continue to be held by us , and further increase the number of consumers who become delinquent or default on their mortgage loans. In addition, the rate of delinquencies, foreclosures and losses on our mortgage loans (especially our nonprime loans) as experienced recently could be higher during more severe economic slowdowns. Any sustained period of increased delinquencies, foreclosures or losses could further harm our ability to sell our mortgage loans, the prices we receive for our mortgage loans or the value of our portfolio of mortgage loans held for investment or interests from our securitizations, which could harm our revenues, profitability and financial condition. Continued adverse business and economic conditions could, and in the near term likely will, further impact demand for housing, the cost of construction and other related factors that have harmed, and could continue to harm, the revenues and profitability of our business capital operations. For example, economic conditions that decrease demand for housing could adversely impact the success of a development project to which we have provided capital, which could adversely affect our return on that capital.

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

In addition, significant consolidation has occurred in recent years in the U.S. residential mortgage loan origination market. Commercial banks and other depository institutions have recently enjoyed a significant funding advantage compared to other mortgage lenders, and larger depository institutions have significantly increased their share of new mortgage loan originations. Continued consolidation in the residential mortgage loan origination market may adversely impact our business in several respects, including increased pressure on pricing or a reduction in our sources of mortgage loan production if originators are purchased by our competitors, any of which could adversely impact our profitability.

Our business outside the United States exposes us to additional risks that may cause our revenues and profitability to decline.

We conduct a significant portion of our business outside the United States. In 2008 to date, we derived approximately 81.2% of our net loss and 18.7% of our total assets from our businesses outside the United States. The risks associated with our operations outside the United States include:

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

As a result of significant restrictions on liquidity in the local mortgage markets for the United Kingdom, Spain, Germany and The Netherlands, we have recently suspended origination of new mortgage business in those markets, except for the fulfillment of existing commitments. Though we continue to service and manage the existing loans and other assets related to these businesses, there can be no assurance that liquidity will return to these markets in the near future. Continued liquidity constraints in these markets, which are expected to continue in the near term, are likely to affect negatively our revenues, profits and business prospects, as well as imposing additional demands on our overall liquidity and funding needs.

We are exposed to capital markets risk related to changes in foreign exchange rates which may adversely affect our results of operations, financial condition or cash flows.

We are exposed to capital markets risk related to changes in foreign currency exchange rates. If significant strengthening or weakening of foreign currencies against the U.S. dollar were to occur, individually or in tandem, it could have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

The functional currencies of the Company’s principal subsidiaries, include the U.S. dollar, U.K. sterling, the Euro and the Canadian dollar. Exchange rate fluctuations relative to the functional currencies may materially impact our financial position and results of operations. Many of our non-U.S. subsidiaries maintain both assets and liabilities in currencies different to their functional currency, which exposes us to changes in currency exchange rates. In addition, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local mortgage banking operations regardless of currency fluctuations. Foreign exchange rate risk is reviewed as part of our risk management process. While we utilize derivative instruments to, among other things, manage our foreign currency exposure, our current credit ratings and deteriorating capital market conditions have eliminated or significantly reduced our counterparties’ willingness to enter into forward contracts with us, thus limiting our hedging alternatives and increasing the cost of our risk management strategies. As such, it is possible that these instruments will not effectively mitigate all or a substantial portion of our foreign exchange rate risk.

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

We have recently disposed of certain investments resulting from our business capital activities, in many cases at then-current market values that represented a significant loss. Furthermore, in the future we may not be able to dispose of our remaining investments on favorable terms or at all, particularly our investments in non-marketable equity securities of a private company or otherwise illiquid assets. To complete future asset sales, we may need to complete construction of a model home or construction of a model home or construction project, complete site preparation work and remove tax and mechanics liens in order to sell a property related to a contract in which the related builder has defaulted or related to a lot option that has terminated. In addition, we may incur additional costs pending sale, such as property taxes, homeowners’ association dues, maintenance costs, insurance costs and legal fees.

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

The value of our investment in, or mortgage on, model homes leased to builders, and in lots under option to builders have been and may be further impaired at any time if builders exercise their option to terminate their leases, or terminate their purchase options, or we terminate a model home base or lot option due to a builder default. Impairments on model leases and lots under options have been and may also be further taken even though the builder has not terminated. During the period ended June 30, 2008, these terminations have continued to occur, and may continue to occur in the future, when the value of the related assets has fallen from the values attributed to those assets at the commencement of the transaction with the builder or the builder has elected to terminate the related project or suffered financial distress.

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

GMAC’s interests may differ from ours and, subject to the applicable provisions of the operating agreement; GMAC may cause us to take actions that are materially adverse to us.

The profitability and financial condition of our parent, and indirectly our business, are dependent upon the on-going operations of General Motors Corporation.

Our parent has substantial credit exposure to GM. In addition, a significant portion of our parent’s customers are those of GM, GM dealers, and GM-related employees. As a result, various aspects of GM’s business, including changes in the production or sale of GM vehicles, the quality or resale value of GM vehicles, the use of GM marketing incentives, GM’s relationships with its key suppliers, the United Auto Workers and other labor unions, and other factors impacting GM or its employees could significantly affect our parent’s profitability and financial condition.

Historically, GM has made all payments related to these programs and arrangements on a timely basis. However, if GM is unable to pay, fails to pay, or is delayed in paying these amounts, our parent’s profitability, financial condition, and cash flow could be adversely affected. Furthermore, if GM were to discontinue or substantially downsize its operations and/or fail to continue as a going concern entity, our parent’s customer base, operations and financial condition would be adversely affected.

Legal and Regulatory Risks Related to Our Business

The scope of our residential mortgage loan production and servicing operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels in the United States and in the international markets in which we operate.

Because we are authorized to originate, purchase and service mortgage loans in all 50 states, we must comply with the laws and regulations, as well as judicial and administrative decisions, for all of these jurisdictions, in addition to an extensive body of federal law and regulations. These laws and regulations cover a wide range of topics such as licensing; allowable fees and loan terms; permissible servicing and debt collection practices; and protection of confidential, nonpublic consumer information (privacy). We similarly face an extensive body of law and regulations in the countries in which we operate outside the United States. The volume of new or modified laws and regulations has increased in recent years, and individual cities and counties in the United States continue to enact laws that either restrict or impose additional obligations in connection with certain loan origination, acquisition and servicing activities in those cities and counties. The laws and regulations are complex and vary greatly among the states as well as within and outside the United States. In some cases, these laws are in direct conflict with each other. In addition, these laws and regulations often contain vague standards or requirements, which make compliance efforts challenging. As our operations continue to grow, it may be more difficult to comprehensively identify and accurately interpret all of these laws and regulations, properly program our technology systems and effectively train our staff. Any failure to do so will potentially increase our exposure to the risks of noncompliance with these laws and regulations.

Our failure to comply with these laws can lead to:

•	civil and criminal liability;

•	loss of licenses and approvals;

•	damage to our reputation in the industry;

•	inability to sell or securitize our loans, or otherwise raise capital;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	fines and penalties (including consumer refunds) and litigation, including class action lawsuits;

•	governmental investigations and enforcement actions; and

•	claims that an allegedly non-compliant loan is rescindable or unenforceable.

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

Several states and cities in the United States are considering or have enacted laws, regulations or ordinances aimed at curbing so-called predatory lending practices. Congress and the federal bank regulatory agencies have also been active in this area and one agency has recently adopted expanded regulatory requirements. In many cases, these proposals involve lowering the fee and interest rate “thresholds” for certain loans. If a loan’s rate or fees exceeds these thresholds, it is deemed a “high cost” loan and is subject to numerous substantive and disclosure requirements not applicable to other loans. In addition, some of these laws and regulations impose extensive assignee liability on whole loan buyers and securitization trusts for legal violations of the originating lender. Because of the enhanced legal and reputation risk, many investors will not purchase any loan considered “high cost” under any local, state or federal law or regulation. The rating agencies have also taken adverse action with respect to securitizations that include these “high-cost” loans. Accordingly, these laws and rules could severely constrict the secondary market for a portion of our loan production and effectively preclude us from continuing to originate or purchase loans that fit within the newly defined thresholds. For example, after the Georgia Fair Lending Act became effective in 2002, many lenders and secondary market buyers refused to finance or purchase Georgia mortgage loans and rating agencies refused to provide ratings for securitizations including such loans. As a result, we substantially reduced our mortgage loan production in Georgia until the law was amended a few months later. Moreover, some of our competitors that are national banks or federally chartered thrifts may not be subject to these laws and may, therefore, be able to capture market share from us and other lenders. We may not be able to similarly benefit from this federal preemption because our affiliate, GMAC Bank, is licensed as an industrial bank pursuant to the laws of Utah. In addition, in response to the current high level of mortgage foreclosures existing in the United States, several states and cities are considering or have enacted laws, regulations or ordinances aimed at further regulating and in some cases restricting the ability of mortgage lenders and servicers to foreclose upon the real estate collateral securing the mortgage loan. The U.S. government is also considering legislative and regulatory proposals in this regard. Such new requirements may delay, restrict or increase the expense of foreclosing delinquent mortgage loans that we service. Continued enactment of such requirements could increase our compliance costs, reduce our fee income and inhibit our ability to realize upon collateral securing loans we own, all of which could harm our revenues, profitability and financial condition.

Other state laws either passed or under consideration impose significant new requirements on loans that are not considered “high cost” loans. While these requirements typically do not impose liability on assignees of mortgage loans such as loan buyers and securitization trusts, they impose new requirements related to the underwriting of mortgage loans. For example, several states have passed laws imposing requiring a lender to take specific steps to determine whether the borrower has the ability to repay the loan, including verification of income and employment. Other states have imposed so-called “anti-flipping” provisions that prohibit some or all refinancings that do not result in a “reasonable tangible net benefit” to the consumer. Many of these requirements and restrictions are vague or ambiguous, making it more difficult to comply and potentially increasing our exposure to litigation.

On February 25, 2008, a Superior Court judge in Massachusetts issued a preliminary injunction barring Fremont Investment & Loan from foreclosing — without prior consent of the Attorney General and/or the Court — certain sub-prime loans that it originated between 2004 and 2007. These loans have characteristics that were once standard and permissible in the industry, but are now presumptively unfair under Massachusetts’ consumer protection statute. The Court acknowledged that the loans did not violate any federal or state law at the time they were originated. However, the Court concluded that, even though the loans were not “high cost mortgage loans” governed by the Massachusetts Predatory Home Loan Practices Act (“the Act”), it is reasonable for the Court to consider whether the loans at issue fall within the “penumbra” of the concept of unfairness reflected in the Act. The four characteristics that render the Fremont loans presumptively unfair are: (1) the loans were adjustable rate loans with an introductory period of three years or less (generally, a 2/28 or 3/27 ARM); (2) the loans have an introductory or “teaser” rate for the initial period that was significantly lower than the “fully indexed rate,” that is, at least 3 percent below the “fully indexed rate;” (3) the borrowers have a debt-to-income ratio that would have exceeded 50 percent had Fremont’s underwriters measured the debt, not by the debt due under the teaser rate, but by the debt that would be due at the fully indexed rate,” and (4) the LTV is 100% or the loans carry a substantial prepayment penalty, or the prepayment penalty extends beyond the introductory period. Subsequent to the ruling, Massachusetts Attorney General Martha Oakley announced that Fremont will not be allowed to sell the servicing rights of covered mortgage loans unless that buyer is willing to agree, in writing, to adhere to the same preliminary injunction agreement that Fremont submitted to. On May 2, 2008, the Massachusetts Intermediate Appeals Court upheld the trial court’s preliminary injunction. The appeal was heard by an individual justice of the appellate court rather than a panel. Fremont has requested that their case be heard by a three judge panel of the Massachusetts intermediate appellate court. If the decision by the Appeals Court is not overturned by a three judge panel, it could have far reaching effects on other lenders seeking for foreclose on sub-prime loans in Massachusetts. It may also influence how other courts, states’ attorneys general and other federal and state lending regulators view the fairness of similar sub-prime mortgage loans. Attorneys General in other states may attempt to obtain a similar injunction barring foreclosure of loans that meet certain criteria.

We may be subject to fines or other penalties based upon the conduct of independent mortgage brokers through which we originate mortgage loans and lenders from which we acquire mortgage loans.

The independent third party mortgage brokers and lenders through which we obtain mortgage loans are subject to parallel and separate legal obligations. While these laws may not explicitly hold us responsible for the legal violations of these third parties, federal and state agencies and private litigants have increasingly sought to impose such liability. Recently, for example, the Federal Trade Commission settled an enforcement action against a mortgage lender based upon a broker’s unfair and deceptive acts and practices. The agency alleged that the relationship between the lender and the broker, which placed virtually all of its loan production with that lender, was that of principal and agent, thereby making the lender liable for the broker’s actions. The U.S. Department of Justice in the past has also sought to hold a nonprime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even though the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. In addition, various regulators and plaintiffs’ lawyers have sought to hold assignees of mortgage loans liable for the alleged violations of the originating lender under theories of express or implied assignee liability. Accordingly, we may be subject to fines, penalties or civil liability based upon the conduct of our independent mortgage brokers or originating lenders.

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

Some state laws restrict or prohibit prepayment penalties on mortgage loans. Until July 2003, our state-regulated mortgage lending entities were able to rely on the Alternative Mortgage Transactions Parity Act and related rules issued by the Office of Thrift Supervision (OTS), to lend without regard to most such restrictions. This ability had been enjoyed by national banks and federal savings banks, and was extended by the Act to include loans made by state-chartered banks and mortgage lenders. However, in September 2002 the OTS released a new rule that significantly reduced the scope of the Act, eliminating our ability to rely on the Act’s preemptive effect on state prepayment penalty restrictions. This may place us at a competitive disadvantage relative to financial institutions that will continue to enjoy federal preemption of such state restrictions. Such institutions are able to charge prepayment penalties without regard to state restrictions and, as a result, may be able to offer loans with interest rate and loan fee structures that are more attractive than the interest rate and loan fee structures that we are able to offer. This competitive disadvantage could harm our profitability and business prospects.

GMAC and certain of our owners are subject to regulatory agreements that may affect our control of GMAC Bank.

As previously disclosed, on February 1, 2008, Cerberus FIM, LLC; Cerberus FIM Investors, LLC; and FIM Holdings LLC (collectively, the FIM Entities), submitted a letter to the Federal Deposit Insurance Corporation (FDIC) requesting that the FDIC waive certain of the requirements contained in a two-year disposition agreement among each of the FIM Entities and the FDIC that was entered into in connection with the sale by General Motors Corporation of 51% of the equity interests in GMAC (the Sale Transaction). The Sale Transaction resulted in a change of control of GMAC Bank, an industrial bank, which required the approval of the FDIC. Prior to the Sale

Transaction, the FDIC had imposed a moratorium on the approval of any applications for change in bank control notices submitted to the FDIC with respect to any industrial bank. As a condition to granting the application in connection with the change of control of GMAC Bank during the moratorium, the FDIC required each of the FIM Entities to enter into a two-year disposition agreement. That agreement required, among other things, that by no later than November 30, 2008, the FIM Entities complete one of the following actions: (1) become registered with the appropriate federal banking agency as a depository institution holding company pursuant to the Bank Holding Company Act or the Home Owners’ Loan Act, (2) divest control of GMAC Bank to one or more persons or entities other than prohibited transferees, (3) terminate GMAC Bank’s status as an FDIC-insured depository institution, or (4) obtain from the FDIC a waiver of the requirements set forth in this sentence on the ground that applicable law and FDIC policy permit similarly situated companies to acquire control of FDIC-insured industrial banks. On July 15, 2008, the FDIC determined to address the FIM Entities’ waiver request through execution of a 10-year extension of the existing two-year disposition requirement. Pursuant to the extension, the FIM Entities have until November 30, 2018, to complete one of the four actions enumerated above. Certain agreements, which GMAC, GMAC Bank, and the FIM Entities entered into with the FDIC as a condition to the FDIC granting the 10-year extension, require, among other things, both GMAC and GMAC Bank to maintain specified capital levels. In the event required levels are not maintained or other provisions of the agreements are breached, the FDIC could exercise its discretionary powers and seek to take actions in response. Such actions could include termination or modification of the 10-year extension.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 7th day of August, 2008.

Residential Capital, LLC
(Registrant)

/s/ James N. Young
James N. Young
Chief Financial Officer

/s/  Ralph T. Flees
Ralph T. Flees
Chief Accounting Officer and Controller

INDEX OF EXHIBITS

Exhibit	Description

4.1	Second Supplemental Subordinated Indenture dated as of May 16, 2008
4.2	Third Supplemental Indenture dated as of May 16, 2008
4.3	Indenture dated as of June 6, 2008 for 8.500% Senior Secured Guaranteed Notes Due 2010
4.4	Indenture dated as of June 6, 2008 for 9.625% Junior Secured Guaranteed Notes Due 2015
4.5	Second Priority Pledge and Security Agreement and Irrevocable Proxy dated as of June 6, 2008
4.6	Third Priority Pledge and Security Agreement and Irrevocable Proxy dated as of June 6, 2008
4.7	Intercreditor Agreement dated as of June 6, 2008
10.1	Guarantee of Residential Capital, LLC dated as of April 18, 2008
10.2	Loan and Security Agreement dated as of April 18, 2008
10.3	Amendment dated as of May 21, 2008 to the Loan and Security Agreement
10.4	Amendment No. 2 dated as of May 22, 2008 to the Loan and Security Agreement
10.5	Amendment No. 3 dated as of June 2, 2008 to the Loan and Security Agreement
10.6	Amendment No. 4 dated as of July 25, 2008 to the Loan and Security Agreement
10.7	Loan Agreement dated as of June 4, 2008
10.8	Servicer Advance Receivables Factoring Agreement dated as of June 17, 2008
10.9	Purchase Agreement among Residential Capital, LLC, GMAC Model Home Finance I, LLC and CMH Holdings LLC dated as of June 6, 2008
10.10	Operating Agreement Waiver dated as of June 13, 2008
10.11	First Priority Pledge and Security Agreement and Irrevocable Proxy dated as of June 4, 2008
12.1	Computation of ratio of earnings to fixed charges
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

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