Form 10-Q
period 2008-09-30
RESIDENTIAL CAPITAL, LLC
filed 2008-11-10
CIK 1332815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008, or

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

As of September 30, 2008, there were outstanding 1,000 common limited liability company interests of the registrant.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

RESIDENTIAL CAPITAL, LLC

INDEX

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3
	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2008 and 2007	4
	Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2008 and 2007	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	6
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	85
Item 4.	Controls and Procedures	88

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	89
Item 1A.	Risk Factors	91
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	107
Item 3.	Defaults Upon Senior Securities	107
Item 4.	Submission of Matters to a Vote of Security Holders	107
Item 5.	Other Information	108
Item 6.	Exhibits	108
Signatures		109
Index of Exhibits		110
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-10.18
EX-10.19
EX-10.20
EX-12.1
EX-31.1
EX-31.2
EX-32

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Cash and cash equivalents	$6,884,843	$4,415,913
Mortgage loans held for sale	4,153,005	11,998,236
Trading securities	867,590	2,090,690
Mortgage loans held for investment, net ($2,209,831 at fair value at September 30, 2008)	28,842,249	41,330,322
Lending receivables, net	6,541,539	8,406,495
Mortgage servicing rights	4,724,561	4,702,862
Accounts receivable, net	3,445,542	3,187,913
Investments in real estate and other	681,487	1,629,717
Other assets	10,374,471	11,657,769

Total assets	$66,515,287	$89,419,917

LIABILITIES
Borrowings:
Borrowings from parent	$3,270,583	$—
Borrowings from affiliates	874,979	—
Collateralized borrowings in securitization trusts ($2,466,006 at fair value at September 30, 2008)	7,008,655	16,145,741
Other borrowings	28,143,826	46,184,150

Total borrowings	39,298,043	62,329,891
Deposit liabilities	18,234,788	13,349,844
Other liabilities	4,712,526	6,370,305

Total liabilities	62,245,357	82,050,040
Minority interest	1,954,495	1,339,760

EQUITY
Member’s interest	6,962,487	6,624,344
Preferred membership interests	806,344	—
Accumulated deficit	(5,480,822)	(694,756)
Accumulated other comprehensive income	27,426	100,529

Total equity	2,315,435	6,030,117

Total liabilities, minority interest and equity	$66,515,287	$89,419,917

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
	(Dollars in thousands)

Revenue
Interest income	$954,091	$1,886,006	$3,315,798	$5,989,448
Automotive operating lease income	144,949	135,373	440,745	369,988

Total financing revenue	1,099,040	2,021,379	3,756,543	6,359,436
Interest expense	894,505	1,680,746	3,041,928	5,082,307
Depreciation expense on automotive operating lease income	86,485	81,616	259,146	219,373
Impairment of investment in automotive operating leases	—	—	92,035	—

Net financing revenue	118,050	259,017	363,434	1,057,756
Other revenue
Loss on mortgage loans, net	(138,177)	(569,589)	(1,947,678)	(630,712)
Servicing fees	369,444	451,420	1,153,571	1,350,741
Servicing asset valuation and hedge activities, net	(260,822)	(123,439)	(36,169)	(577,326)

Net servicing fees	108,622	327,981	1,117,402	773,415
Loss on investment securities, net	(41,898)	(332,511)	(575,782)	(349,051)
Real estate related revenues, net	(24,970)	23,505	(34,258)	292,393
Gain on extinguishment of debt	42,199	—	1,168,818	—
Loss on foreclosed real estate	(49,381)	(137,644)	(209,700)	(229,822)
Other (loss) income	(64,655)	48,938	(425,429)	161,184

Total other revenue	(168,260)	(639,320)	(906,627)	17,407

Total net revenue	(50,210)	(380,303)	(543,193)	1,075,163
Provision for loan losses	660,882	884,213	1,430,203	1,759,640
Non-interest expense
Compensation and benefits	228,510	306,034	740,102	990,825
Professional fees	84,709	57,119	310,277	172,621
Data processing and telecommunications	36,598	64,126	117,776	157,492
Advertising	19,992	29,700	56,990	95,217
Occupancy	28,204	34,345	85,414	108,320
Restructuring	72,729	—	110,624	—
Goodwill impairment	—	454,828	—	454,828
Other	688,270	145,140	1,100,815	677,381

Total non-interest expense	1,159,012	1,091,292	2,521,998	2,656,684

Loss before income tax expense and minority interest	(1,870,104)	(2,355,808)	(4,495,394)	(3,341,161)
Income tax expense (benefit)	4,932	(119,442)	88,089	16,187

Loss before minority interest	(1,875,036)	(2,236,366)	(4,583,483)	(3,357,348)
Minority interest	37,135	24,561	47,297	68,051

Net loss	$(1,912,171)	$(2,260,927)	$(4,630,780)	$(3,425,399)

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Nine Months Ended September 30, 2008 and 2007

			(Accumulated		Accumulated
		Preferred	Deficit)		Other
	Member’s	Membership	Retained	Comprehensive	Comprehensive	Total
	Interest	Interests	Earnings	Income (Loss)	Income	Equity
			(Unaudited)
			(Dollars in thousands)

Balance at January 1, 2008	$6,624,344	$—	$(694,756)		$100,529	$6,030,117
Cumulative effect of change in accounting principles as of January 1, 2008, net of tax:
Adoption of Financial Accounting Standards Board No. 157	—	—	23,218			23,218
Adoption of Financial Accounting Standards Board No. 159	—	—	(178,504)			(178,504)
Net loss	—	—	(4,630,780)	$(4,630,780)		(4,630,780)
Capital contributions	338,143	806,344	—	—		1,144,487
Other comprehensive income, net of tax:
Unrealized loss on available for sale securities	—	—	—	(2,221)		(2,221)
Foreign currency translation adjustment	—	—	—	(53,671)		(53,671)
Unrealized loss on cash flow hedges	—	—	—	(4,171)		(4,171)
Pension adjustment Financial Accounting Standards Board No. 158	—	—	—	(13,040)		(13,040)

Other comprehensive loss	—	—	—	(73,103)	(73,103)	—

Comprehensive loss	—	—	—	$(4,703,883)		—

Balance at September 30, 2008	$6,962,487	$806,344	$(5,480,822)		$27,426	$2,315,435

Balance at January 1, 2007	$3,837,943	$—	$3,651,935		$132,235	$7,622,113
Cumulative effect of change in accounting principle as of January 1, 2007, net of tax:
Adoption of Financial Accounting Standards Board Interpretation No. 48	—	—	(353)			(353)
Net loss	—	—	(3,425,399)	$(3,425,399)		(3,425,399)
Capital contribution	2,023,741	—	—	—		2,023,741
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	—	—	—	1,639		1,639
Foreign currency translation adjustment	—	—	—	4,533		4,533
Unrealized loss on cash flow hedges	—	—	—	(54,719)		(54,719)

Other comprehensive loss	—	—	—	(48,547)	(48,547)	—

Comprehensive loss	—	—	—	$(3,473,946)		—

Balance at September 30, 2007	$5,861,684	$—	$226,183		$83,688	$6,171,555

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2008 and 2007

	2008	2007
	(Unaudited)
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,630,780)	$(3,425,399)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	382,130	704,151
Provision for loan losses	1,430,203	1,759,640
Loss on sale of mortgage loans, net	1,947,678	630,712
Net loss on sale of other assets	526,429	224,109
Goodwill impairment	—	454,828
Minority interest	47,297	68,051
Gain on extinguishment of debt	(1,168,818)	—
Loss on investment securities, net	575,782	349,051
Equity in earnings of investees in excess of cash received	(4,329)	(9,825)
Loss on mortgage servicing rights, net	529,373	521,783
Originations and purchases of mortgage loans held for sale	(48,781,077)	(96,722,925)
Proceeds from sales and repayments of mortgage loans held for sale	54,942,096	99,257,968
Deferred income tax	180,390	(80,990)
Net change in:
Trading securities	846,650	301,914
Accounts receivable	(238,209)	(96,478)
Other assets	1,701,594	559,850
Other liabilities	(1,683,783)	(2,595,531)

Net cash provided by operating activities	6,602,626	1,900,909
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in lending receivables	443,862	5,183,237
Originations and purchases of mortgage loans held for investment	(3,635,743)	(6,733,288)
Proceeds from sales and repayments of mortgage loans held for investment	4,780,487	14,136,594
Sales of mortgage servicing rights	484,291	165,557
Purchase of and advances to investments in real estate and other	(16,852)	(197,769)
Proceeds from sales of and returns of investments in real estate and other	359,903	619,105
Other, net	907,389	1,847,370

Net cash provided by investing activities	3,323,337	15,020,806

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2008 and 2007 — (Continued)

	2008	2007
	(Unaudited)
	(Dollars in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in borrowings from parent	$4,122,124	$—
Net increase in affiliate borrowings	874,979	—
Net decrease in other short-term borrowings	(10,918,506)	(11,663,051)
Proceeds from issuance of collateralized borrowings in securitization trusts	—	3,937,055
Repayments of collateralized borrowings in securitization trusts	(2,407,607)	(13,467,761)
Proceeds from secured aggregation facilities, long-term	160,000	12,158,635
Repayments of secured aggregation facilities, long-term	(465,114)	(16,210,746)
Proceeds from other long-term borrowings	2,975,000	7,860,770
Repayments of other long-term borrowings	(4,964,210)	(2,654,264)
Payment of debt issuance costs	(46,252)	(21,308)
Extinguishment of long-term borrowings	(2,060,829)	—
Proceeds from capital contributions	14,254	2,256,000
Disposal of subsidiary, net	163,310	898,794
Increase in deposit liabilities	4,884,944	4,637,235

Net cash used in financing activities	(7,667,907)	(12,268,641)
Effect of foreign exchange rates on cash and cash equivalents	210,874	(152,433)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,468,930	4,500,641
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,415,913	2,018,847

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,884,843	$6,519,488

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Mortgage loans held for sale transferred to mortgage loans held for investment	$842,141	$8,376,506
Mortgage loans held for investment transferred to mortgage loans held for sale	3,768,346	645,877
Mortgage loans held for investment transferred to other assets	1,095,209	2,295,243
Deconsolidation of loans	—	5,358,653
Deconsolidation of collateralized borrowings	—	5,440,595
Originations of mortgage servicing rights from sold loans	1,024,503	1,303,752
Capital contributions of lending receivables to the minority interest entity	387,809	264,749
Capital contributions through forgiveness of unsecured borrowings in exchange for preferred membership interests	806,344	—
Capital contributions through forgiveness of unsecured borrowings	217,537	—
Capital contribution through forgiveness of borrowings from parent	101,541	—
Decrease in mortgage loans held for investment upon initial adoption of SFAS No. 159	3,846,775	—
Decrease in collateralized borrowings upon initial adoption of SFAS No. 159	3,667,522	—
OTHER DISCLOSURES:
Proceeds from sales and repayments of mortgage loans held for investment originally designated as held for sale	1,510,946	5,487,750
Proceeds from capital contribution to the minority interest entity	14,254	256,000

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

Residential Capital, LLC (the Company or ResCap) is a wholly-owned subsidiary of GMAC Mortgage Group, LLC, which is a wholly-owned subsidiary of GMAC LLC (GMAC).

The condensed consolidated financial statements as of September 30, 2008 and for the three- and nine-month periods ended September 30, 2008 and 2007 are unaudited but, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain 2007 amounts have been reclassified to conform to the 2008 presentation. Upon the adoption of Financial Accounting Standards Board (FASB) Staff Position FIN No. 39-1, Amendment of FASB Interpretation No. 39 (FIN No. 39-1), the Company increased December 31, 2007 Other Assets and Other Liabilities equally by approximately $1.2 billion.

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

The Company has been negatively impacted by the events and conditions in the mortgage banking industry and the broader economy. The market deterioration has led to fewer sources of, and significantly reduced levels of, liquidity available to finance the Company’s operations. Most recently, the widely publicized credit defaults and/or acquisitions of large financial institutions in the marketplace has further restricted credit in the United States and international lending markets. The Company is highly leveraged relative to its cash flow and continues to recognize substantial losses resulting in a significant deterioration in capital. On September 30, 2008, GMAC LLC, the Company’s parent, forgave $196.8 million of the Company’s debt owed to them which resulted in an increase to the tangible net worth of the same amount. Accordingly, the Company’s consolidated tangible net worth, as defined, was $350.0 million as of September 30, 2008 and remained in compliance with its credit facility financial covenants, among other covenants, requiring the Company to maintain a monthly consolidated tangible net worth of $250.0 million. For this purpose, consolidated tangible net worth is defined as the Company’s consolidated equity, excluding intangible assets and any equity in GMAC Bank to the extent included in the Company’s consolidated

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

balance sheet. There continues to be a risk that the Company will not be able to meet its debt service obligations, default on its financial debt covenants due to insufficient capital and/or be in a negative liquidity position in 2008.

The Company actively manages the Company’s liquidity and capital positions and is continually working on initiatives to address the Company’s debt covenant compliance and liquidity needs, including debt maturing in the next twelve months and the identified risks and uncertainties. The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company’s initiatives include, but are not limited to, the following: continue to work with the Company’s key credit providers to optimize all available liquidity options; continued reduction of assets and other restructuring activities; focused production on government and prime conforming products, explore strategic alternatives such as alliances, joint ventures and other transactions with potential third-parties, pursuit of possible liquidity and capital benefits from the Troubled Asset Relief Program (“the TARP”) and continue to explore opportunities for funding and capital support from the Company’s parent and affiliates. Most of these initiatives are outside of the Company’s control resulting in an increased uncertainty as to their successful execution. There are currently no substantive binding contracts, agreements or understandings with respect to any particular transaction outside the normal course of business other than those disclosed in Note 18 — Subsequent Events.

The Company remains heavily dependent on its parent and affiliates for funding and capital support and there can be no assurance that the Company’s parent or affiliates will continue such actions. If additional financing or capital were to be obtained from the Company’s parent, affiliates and/or third-parties, the terms may contain covenants that restrict the Company’s freedom to operate its business. Additionally, the Company’s ability to participate in any governmental investment program or the TARP, either directly or indirectly through the Company’s parent, is unknown at this time.

In light of the Company’s liquidity and capital needs, combined with volatile conditions in the marketplace, there is substantial doubt about the Company’s ability to continue as a going concern. If the parent no longer continues to support the capital or liquidity needs of the Company or the Company is unable to successfully execute its’ other initiatives, it would have a material adverse effect on the Company’s business, results of operations and financial position.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 141(R) — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after the beginning of fiscal years beginning on or after December 15, 2008. SFAS No. 141(R), effective for the Company on January 1, 2009, applies to all transactions or other events in which the Company obtains control in one or more businesses. Management will assess each transaction on a case-by-case basis as they occur.

Statement of Financial Accounting Standards No. 160 — In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”), which requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

after December 15, 2008, and early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management is currently assessing the retrospective impact of adoption and will assess new transactions as they occur.

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

Statement of Financial Accounting Standards No. 161 — In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires specific disclosures regarding the location and amounts of derivative instruments in the financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued and for fiscal years and interim periods beginning after November 15, 2008; however, early application is permitted. Because SFAS No. 161 impacts the disclosure and not the accounting treatment for derivative instruments and related hedged items, the adoption of SFAS No. 161 will not have an impact on the Company’s consolidated financial condition or results of operations.

Statement of Financial Accounting Standards No. 162 — In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS No. 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles (SAS No. 69). SFAS No. 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 will not have a material effect on the Consolidated Financial Statements because the Company has utilized the guidance within SAS No. 69.

FASB Staff Position (FSP) FAS No. 142-3 — In April 2008, the FASB directed the FASB Staff to issue FASB Staff Position (FSP) FAS No. 142-3, Determination of the Useful Life of Intangible Assets. FAS No. 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP FAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company believes the impact of adopting FSP FAS No. 142-3 will not have a material effect on the Consolidated Financial Statements.

FSP FAS No. 133-1 and FIN No. 45-4 — In September 2008, the FASB directed the FASB Staff to issue FSP FAS No. 133-1 and FIN No. 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. FSP FAS No. 133-1 and FIN No. 45-4 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities to require disclosures by sellers of credit derivatives, including credit

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging. FSP FAS No. 133-1 and FIN No. 45-4 are effective for annual and interim reporting periods ending after November 15, 2008. In addition, this FSP encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. Because this impacts the disclosure and not the accounting treatment for credit derivative instruments and other guarantees, the adoption of this FSP will not have an impact on the consolidated financial condition or results of operations.

EITF Issue No. 08-5 — In September 2008, The Emerging Issues Task Force (“EITF”) issued EITF No. 08-5, Issuer’s Accounting for Liabilities at Fair Value with a Third-Party Credit Enhancement (“Issue No, 08-5”). Issue No. 08-5 states that the issuer of debt with a third-party credit enhancement that is inseparable from the debt instrument shall not include the effect of the credit enhancement in the fair value measurement of the liability. This Issue is effective on a prospective basis for periods beginning after December 15, 2008. The impact of adopting Issue No. 08-5 is not expected to have a material impact on the consolidated financial condition or results of operations.

2.	Recently Adopted Accounting Standards

Statement of Financial Accounting Standards No. 157 — On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a definition of fair value, establishes a framework for measuring fair value under GAAP, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstance. The Company adopted SFAS No. 157 on a prospective basis. SFAS No. 157 required retrospective adoption of the recision of Emerging Issues Task Force issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF 02-3”) and certain other guidance. The impact of adopting SFAS No. 157 and the recision of EITF 02-3 on January 1, 2008, was an increase to beginning retained earnings through a cumulative effect of a change in accounting principle of approximately $23.2 million, related to the recognition of day-one gains on purchased mortgage servicing rights and certain residential loan commitments. Refer to Note 16 — Fair Value — for further detail.

Statement of Financial Accounting Standards No. 159 — On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. The Company elected to measure at fair value certain financial assets and liabilities, including certain collateralized debt obligations and certain mortgage loans held for investment and debt held in financing securitization structures. The cumulative effect to beginning retained earnings was a decrease through a cumulative effect of a change in accounting principle of approximately $178.5 million on January 1, 2008. Refer to Note 16 — Fair Value — for further detail.

SEC Staff Accounting Bulletin No. 109 — On January 1, 2008, the Company adopted Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB No. 109”). SAB No. 109 provides the SEC staff’s views on the accounting for written loan commitments recorded at fair value under GAAP, and revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments (“SAB No. 105”). SAB No. 105 provided the views of the SEC staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS No. 133. SAB No. 105 states that

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. SAB No. 109 supersedes SAB No. 105 and expresses the current view of the SEC staff that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No. 159, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 105 also indicated that the SEC staff believed that internally developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. SAB No. 109 retains that SEC staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The prospective adoption of SAB No. 109 did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

FSP FAS 157-3 — In October 2008, the FASB directed the FASB Staff to issue FSP FAS No. 157-3, Determining Fair Value of a Financial Asset in a Market that is Not Active. This FSP applies to financial assets within the scope of all accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FASB Statement No. 154, Accounting Changes and Error Corrections, paragraph 19). The disclosure provisions of Statement No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The impact of adopting FSP FAS No. 157-3 did not have a material impact on the Company’s consolidated financial condition or results of operations.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

3.	Mortgage Loans Held for Sale

Residential mortgage loans held for sale were as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)

Prime conforming	$508,230	$3,072,593
Prime non-conforming	2,648,273	5,537,946
Prime second-lien	7,056	729,323
Government	997,077	816,285
Nonprime	1,204,347	2,090,433

Total unpaid principal balance	5,364,983	12,246,580
Net (discounts) premiums	(16,720)	(20,064)
Lower of cost or fair value adjustment	(1,195,258)	(228,280)

Total, net	$4,153,005	$11,998,236

The net carrying values by loan type were as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)

Prime conforming	$501,813	$3,054,747
Prime non-conforming	1,891,481	5,376,538
Prime second-lien	6,380	723,369
Government	1,008,284	817,504
Nonprime	745,047	2,026,078

Total, net	$4,153,005	$11,998,236

At September 30, 2008, the Company pledged mortgage loans held for sale of $4.2 billion in unpaid principal balance as collateral for certain borrowings (see Note 11).

At September 30, 2008 and December 31, 2007, the nonprime mortgage loans held for sale include $1.1 and $2.0 billion in unpaid principal balance of internationally held loans, respectively. In the United Kingdom and certain international jurisdictions, offering a reduced introductory rate to borrowers is customary market practice and thus the interest rate would not be considered “below market”.

For the nine months ended September 30, 2008, the Company reclassified $3.8 billion of mortgage loans previously categorized as held for investment to mortgage loans held for sale. The Company determined during this period it no longer had the ability to hold these loans for the foreseeable future based on the longest reasonably reliable net income, liquidity and capital forecast period. As such, the loans transferred were either sold prior to September 30, 2008 or intend to be sold in the near term. The carrying value of these loans was transferred and the loans were revalued resulting in a loss on mortgage loans of approximately $1.2 billion.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

4.	Trading Securities

Trading securities were as follows:

	September 30,	December 31,
	2008(a)	2007
	(In thousands)

Mortgage and asset-backed securities(a)	$385,989	$905,292
U.S. Treasury securities	—	257,320
Principal-only securities	16,821	46,390
Residual interests	346,217	684,701
Interest-only securities	117,735	181,138
Other	828	15,849

Total	$867,590	$2,090,690

Net unrealized losses on securities held at end of period	$(1,136,615)	$(635,140)
Pledged as collateral	$346,687	$751,575

(a)	See Note 16 — Fair Value — includes $172.3 million of securities held by collateralized debt obligations for which the related debt is recorded at fair value under SFAS No. 159 as of September 30, 2008.

Interests that continue to be held by the Company from off-balance sheet securitizations are retained in the form of mortgage-backed securities, residual interests, interest-only strips and principal-only strips. At September 30, 2008, trading securities totaling $610.9 million are interests that continue to be held by the Company from off-balance sheet securitizations.

5.	Mortgage Loans Held for Investment

Mortgage loans held for investment were as follows:

	September 30,	December 31,
	2008(a)	2007
	(In thousands)

Prime conforming	$880,308	$1,099,221
Prime non-conforming	17,294,949	18,057,688
Prime second-lien	6,182,516	5,928,662
Government	166,919	215,507
Nonprime	12,746,506	17,747,020

Total unpaid principal balance	37,271,198	43,048,098
Net (discounts) premiums	(525,440)	(885,502)
SFAS No. 159 fair value adjustment	(6,928,038)	—
Allowance for loan losses	(975,471)	(832,274)

Total, net	$28,842,249	$41,330,322

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

The net carrying values by loan type were as follows:

	September 30,	December 31,
	2008(a)	2007
	(In thousands)

Prime conforming	$812,329	$1,064,777
Prime non-conforming	16,601,000	17,943,448
Prime second-lien	4,955,327	5,824,123
Government	142,273	182,634
Nonprime	6,331,320	16,315,340

Total, net	$28,842,249	$41,330,322

(a)	See Note 16 — Fair Value — $9.2 billion of total unpaid principal balance is recorded at a fair value of $2.2 billion under SFAS No. 159 as of September 30, 2008.

At September 30, 2008, the unpaid principal balance of mortgage loans held for investment relating to securitization transactions accounted for as collateralized borrowings in securitization trusts and pledged as collateral totaled $13.8 billion. The investors in these on-balance sheet securitizations and the securitization trusts have no recourse to the Company’s other assets beyond the loans pledged as collateral. Additionally at September 30, 2008, the Company pledged mortgage loans held for investment of $21.5 billion as collateral for other secured borrowings.

At September 30, 2008, mortgage loans held for investment on nonaccrual status totaled $5.9 billion. If nonaccrual mortgage loans held for investment had performed in accordance with their original terms, the Company would have recorded additional interest income of approximately $176.9 and $282.6 million during the nine months ended September 30, 2008, and 2007, respectively.

The Company mitigates some of the credit risk associated with holding certain of the mortgage loans held for investment by purchasing mortgage insurance. Mortgage loans with an unpaid principal balance of $710.0 million at September 30, 2008 have limited protection through this insurance.

6.	Lending Receivables

The composition of lending receivables was as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)

Construction:
Residential	$2,282,770	$2,844,647
Residential mezzanine	263,427	357,512
Resort	—	277,052

Total construction	2,546,197	3,479,211
Warehouse	1,309,090	1,669,583
Commercial business	1,644,737	2,614,692
Commercial real estate	1,582,708	1,031,937
Other	25,388	96,298

Total	7,108,120	8,891,721
Less allowance for loan losses	(566,581)	(485,226)

Total, net	$6,541,539	$8,406,495

At September 30, 2008, the Company pledged lending receivables of $6.4 billion unpaid principal balance as collateral for certain borrowings.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

At September 30, 2008, lending receivables on nonaccrual status totaled $1.6 billion. If lending receivables had performed in accordance with their original terms, the Company would have recorded additional interest income of approximately $65.1 and $59.6 million during the nine months ended September 30, 2008 and 2007, respectively.

7.	Allowance for Loan Losses

The following is a summary of the activity in the allowance for loan losses for the nine months ended September 30, 2008 and 2007:

	Mortgage Loans
	Held for	Lending
	Investment	Receivables	Other	Total
	(In thousands)

Balance at January 1, 2008	$832,274	$485,226	$33,296	$1,350,796
Reduction to allowance due to fair value option election(a)	(488,982)	—	—	(488,982)
Provision for loan losses	1,157,878	257,295	15,030	1,430,203
Charge-offs	(556,750)	(164,924)	(16,272)	(737,946)
Recoveries	31,051	16,269	6,772	54,092
Resort Finance sale to GMAC Commercial Finance(b)	—	(27,285)	—	(27,285)

Balance at September 30, 2008	$975,471	$566,581	$38,826	$1,580,878

Balance at January 1, 2007	$1,508,361	$396,641	$25,757	$1,930,759
Provision for loan losses	1,436,316	313,465	9,859	1,759,640
Charge-offs	(943,880)	(393,088)	(8,069)	(1,345,037)
Recoveries	39,894	8,917	3,674	52,485
Reduction of allowance due to deconsolidation(c)	(306,474)	—	—	(306,474)

Balance at September 30, 2007	$1,734,217	$325,935	$31,221	$2,091,373

(a)	See Note 16 — Fair Value — $489.0 million of allowance for loan losses was removed upon SFAS No. 159 election.

(b)	In the third quarter of 2008, the Resort Finance sale was completed to GMAC Commercial Finance. Upon completion, $27.3 million of allowance for loan loss was removed from the consolidated balance sheet.

(c)	During the three months ended September 30, 2007, the Company completed the sale of residual cash flows related to a number of on-balance sheet securitizations. The Company completed the approved actions to cause the securitization trusts to satisfy the qualifying special purpose entity (or “QSPE”) requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). These actions resulted in the deconsolidation of various securitization trusts and the removal of $5.1 billion in mortgage loans held for investment, net of the related allowance for loan loss of $306.5 million, $5.2 billion of collateralized borrowings, capitalization of $33.3 million of mortgage servicing rights and gains on sale totaling $88.2 million in the third quarter of 2007.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

8.	Mortgage Servicing Rights

The Company defines its classes of mortgage servicing rights based on both the availability of market inputs and the manner in which the Company manages its risks of its servicing assets and liabilities. The Company manages its servicing rights at the legal entity level domestically and the reportable operating segment level internationally. Sufficient market inputs exist to determine the fair value of the Company’s recognized servicing assets and servicing liabilities. GMAC Bank’s mortgage servicing assets of $591.5 million are included in GMAC Residential Holding for presentational purposes. The following table summarizes the Company’s activity related to mortgage servicing rights carried at fair value:

	Mortgage Servicing
	Rights Managed By
		GMAC-RFC	International
	GMAC Residential	Holding	Business
	Holding	(domestic only)	Group	Eliminations	Total
	(In thousands)

Estimated fair value at January 1, 2008	$3,514,671	$1,170,665	$17,526	$—	$4,702,862
Additions obtained from sales of mortgage loans	1,019,854	4,302	347	—	1,024,503
Additions from purchases of servicing assets	—	421	—	—	421
Subtractions from sales of servicing assets	(311,193)	(173,098)	—	—	(484,291)
Changes in fair value:
Recognized day one gains on previously purchased MSRs upon adoption of SFAS No. 157	10,552	—	—	—	10,552
Due to changes in valuation inputs or assumptions used in the valuation model	278,599	(148,534)	(5,348)	—	124,717
Other changes in fair value	(538,960)	(104,160)	(11,075)	—	(654,195)
Other changes that affect the balance	—	—	(8)	—	(8)

Estimated fair value at September 30, 2008	$3,973,523	$749,596	$1,442	$—	$4,724,561

Estimated fair value at January 1, 2007	$3,752,733	$1,164,585	$12,743	$—	$4,930,061
Additions obtained from sales of mortgage loans	975,479	323,282	4,991	—	1,303,752
Additions from purchases of servicing assets	12,483	—	—	(9,291)	3,192
Subtractions from sales of servicing assets	(165,557)	—	—	—	(165,557)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(112,396)	58,060	(1,352)	—	(55,688)
Other changes in fair value	(216,086)	(246,928)	(3,081)	—	(466,095)
Other changes that affect the balance	—	(12,959)	1,037	9,291	(2,631)

Estimated fair value at September 30, 2007	$4,246,656	$1,286,040	$14,338	$—	$5,547,034

Changes in fair value due to changes in valuation inputs or assumptions used in the valuation models include all changes due to a revaluation by a model or by a benchmarking exercise. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic run-off of the portfolio. In addition, during the three months ended September 30, 2008, the International Business Group recognized a $9.4 million valuation write-down to the servicing asset included in other changes in fair value related to the Company’s servicer obligations contingent on actions taken by bond holders in the securitizations. As the servicer obligation is within the underlying servicing contracts, this loss was reflected as write-down to the servicing assets held by the International Business Group. Other changes that affect the balance primarily include

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

foreign currency adjustments and the extinguishment of mortgage servicing rights related to the exercise of clean-up calls of certain securitization transactions.

The following are key assumptions used by the Company in valuing its mortgage servicing rights:

		GMAC-RFC	International
	GMAC Residential	Holding	Business
September 30, 2008	Holding	(domestic only)	Group

Weighted average prepayment speed	15.8%	24.2%	8.5%
Range of prepayment speeds	5.2-46.5%	7.0-39.1%	0.7-27.8%
Weighted average discount rate	9.1%	9.8%	24.7%
Range of discount rates	5.1-31.3%	4.8-31.6%	8.0-30.5%

		GMAC-RFC	International
	GMAC Residential	Holding	Business
September 30, 2007	Holding	(domestic only)	Group

Weighted average prepayment speed	16.6%	26.7%	8.5%
Range of prepayment speeds	15.4-40.4%	15.3-53.6%	0.4-28.4%
Weighted average discount rate	8.0%	10.7%	11.7%
Range of discount rates	7.7-12.9%	9.5-11.2%	8.0-13.0%

The key economic assumptions used by the Company in valuing its mortgage servicing rights at the date of their initial recording were as follows:

		GMAC-RFC	International
	GMAC Residential	Holding	Business
Nine Months Ended September 30, 2008	Holding	(domestic only)	Group

Range of prepayment speeds (constant prepayment rate)	7.5-48.5%	0.5-42.8%	1.2-15.7%
Range of discount rates	4.4-23.6%	13.5-16.6%	12.5-24.0%

		GMAC-RFC	International
	GMAC Residential	Holding	Business
Nine Months Ended September 30, 2007	Holding	(domestic only)	Group

Range of prepayment speeds (constant prepayment rate)	12.6-41.6%	13.6-47.5%	0.4-11.1%
Range of discount rates	7.5-13.9%	9.6-16.8%	8.0-12.5%

The primary risk associated with the Company’s servicing rights is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher than expected prepayments, which could reduce the value of the mortgage servicing rights. Historically, the Company has economically hedged the income statement impact of these risks with both derivative and non-derivative financial instruments. These instruments include interest rate swaps, caps, and floors, options to purchase these items, futures and forward contracts, and/or purchasing or selling U.S. Treasury and principal-only securities. At September 30, 2008, the fair value of derivative financial instruments used to mitigate these risks amounted to $369.0 million. There were no non-derivative instruments used to mitigate these risks at September 30, 2008. At September 30, 2007, the fair value of derivative financial instruments and non-derivative financial instruments used to mitigate these risks amounted to $533.5 million and $838.7 million, respectively. The change in the fair value of the derivative financial instruments amounted to a gain of $493.2 million for the nine months ended September 30, 2008 and a loss of $57.7 million for the nine months ended September 30, 2007 and is included in servicing asset valuation and hedge activities, net in the Condensed Consolidated Statements of Income.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

The components of servicing fees were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)

Contractual servicing fees (net of guarantee fees and including subservicing)	$307,081	$390,935	$958,631	$1,154,784
Late fees	26,872	35,187	93,948	109,709
Ancillary fees	35,491	25,298	100,992	86,248

Total	$369,444	$451,420	$1,153,571	$1,350,741

At September 30, 2008, the Company had pledged mortgage servicing rights of $4.3 billion as collateral for borrowings.

During the third quarter of 2008, the Company’s consolidated tangible net worth, as defined, fell below $1.0 billion, giving Fannie Mae the right to pursue certain remedies under the master agreement and contract between GMAC Mortgage, LLC and Fannie Mae. In light of the decline in the Company’s consolidated tangible net worth, as defined, Fannie Mae has requested additional security for some of the Company’s potential obligations under its agreements with them. The Company has reached an agreement in principle with Fannie Mae, under the terms of which the Company will provide them additional collateral valued at $200 million, and agree to sell and transfer the servicing on mortgage loans having an unpaid principal balance of approximately $12.7 billion, or approximately 9% of the total principal balance of loans the Company services for them. Fannie Mae has indicated that in return for these actions, they will agree to forbear, until January 31, 2009, from exercising contractual remedies otherwise available due to the decline in consolidated tangible net worth, as defined. Actions based on these remedies could have included, among other things, reducing the Company’s ability to sell loans to them, reducing its capacity to service loans for them, or requiring it to transfer servicing of loans the Company services for them. Management believes that selling the servicing related to the loans described above will have an incremental positive impact on the Company’s liquidity and overall cost of servicing, since the Company will no longer be required to advance delinquent payments on those loans. Meeting Fannie Mae’s collateral request will have a negative impact on the Company’s liquidity. Moreover, if Fannie Mae deems the Company’s consolidated tangible net worth, as defined, to be inadequate following the expiration of the forbearance period referred to above, and if Fannie Mae then determines to exercise their contractual remedies as described above, it would adversely affect the Company’s profitability and financial condition.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

9.	Investments In Real Estate and Other

Investments in real estate and other were as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)

Residential real estate:
Acquired through sale and leaseback agreements	$129,745	$636,228
Construction in progress	63,232	114,064
Real estate held for development	67,481	376,116

	260,458	1,126,408
Accumulated depreciation	(2,907)	(16,008)

Total residential real estate	257,551	1,110,400
Other investments:
Investments in partnerships	193	4,724
Investments in real estate projects	414,529	418,554
Other equity investments	9,214	96,039

Total	$681,487	$1,629,717

Depreciation expense related to the sale and leaseback agreements was $1.0 and $5.5 million for the nine months ended September 30, 2008 and 2007, respectively.

At September 30, 2008, the Company had pledged investments in real estate and other of $161.6 million as collateral for borrowings.

10.	Other Assets

Other assets were as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)

Property and equipment at cost	$648,123	$761,038
Accumulated depreciation and amortization	(491,068)	(539,586)

Net property and equipment	157,055	221,452
Automotive loans and lease financing, net	3,411,692	3,103,028
Investments in automotive operating leases, net	2,214,606	2,522,027
Available for sale securities	414,263	275,671
Repossessed, foreclosed and owned real estate	1,051,136	1,165,293
Derivative assets	1,244,885	1,733,486
Restricted cash	510,459	484,445
Non-marketable equity securities	644,459	615,166
Other assets	725,916	1,537,201

Total other assets	$10,374,471	$11,657,769

At September 30, 2008, the Company pledged other assets with a carrying value of $7.6  billion as collateral for certain borrowings.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

11.	Borrowings

Borrowings were as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)

Secured borrowings:
Borrowings from parent — short-term	$1,098,459	$—
Borrowings from parent — long-term(a)	2,172,124	—
Borrowings from affiliates — long-term(a)	874,979	—
Collateralized borrowings in securitization trusts — long-term(a)(b)	7,008,655	16,145,741
Other secured borrowings:
Senior secured notes — long-term(a)	1,690,491	—
Junior secured notes — long-term(a)	5,069,986	—
Secured aggregation facilities — short-term	2,975,001	7,588,253
Secured aggregation facilities — long-term(a)	—	813,938
Repurchase agreements — short-term	687,013	3,626,502
Repurchase agreements — long-term(a)	—	18,569
FHLB advances — short-term	—	1,050,000
FHLB advances — long-term(a)	10,517,000	10,299,000
Mortgage servicing rights facilities — short-term	1,248,000	1,444,000
Servicing advances — short-term	700,000	791,300
Debt collateralized by mortgage loans — short-term	16,919	1,782,039
Other — long-term(a)	335,734	423,552

Subtotal secured borrowings	34,394,361	43,982,894

Unsecured borrowings:
Senior unsecured notes — long-term(a)(c)	4,030,841	14,550,385
Subordinated unsecured notes — long-term(a)	205,448	758,321
Medium-term unsecured notes — long-term(a)	367,112	624,567
Third-party bank credit facilities — short-term	—	50,000
Third-party bank credit facilities — long-term(a)	—	1,750,000
Other — short-term	272,302	575,264
Other — long-term(a)	27,979	38,460

Subtotal unsecured borrowings	4,903,682	18,346,997

Total borrowings	$39,298,043	$62,329,891

(a)	Represents borrowings with an original contractual maturity in excess of one year.

(b)	At September 30, 2008, collateralized borrowings with an outstanding balance of $9.1 billion are recorded at a fair value of $2.5 billion under SFAS No. 159 — see Note 16 — Fair Value.

(c)	The December 31, 2007 total includes approximately $200.0 million of senior unsecured notes purchased and held by GMAC.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

The following table presents the scheduled maturity of borrowings at September 30, 2008 and December 31, 2007, assuming that no early redemptions occur. The actual payments of secured borrowings may vary based on the payment activity of the related pledged asset.

	September 30,	December 31,
	2008	2007
Maturities of Borrowings	(In thousands)

Short-term borrowings	$6,997,694	$16,907,358
Long-term borrowings:
2008	540,717	5,188,631
2009	2,184,223	4,314,091
2010	7,743,136	5,381,307
2011	1,162,498	2,276,232
2012	2,334,668	4,714,911
2013 and thereafter	11,326,452	7,401,620
Collateralized borrowings in securitization trusts(a)	7,008,655	16,145,741

Total long-term borrowings	32,300,349	45,422,533

Total borrowings	$39,298,043	$62,329,891

(a)	Collateralized borrowings in securitization trusts: The principal on the debt securities is paid using cash flows from underlying collateral (mortgage loans). Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received.

Certain of the Company’s credit facilities contain certain financial covenants, among other covenants, requiring the Company to maintain consolidated tangible net worth of $250.0 million as of the end of each month and consolidated liquidity of $750.0 million, subject to applicable grace periods. These financial covenants are also included in certain of the Company’s bilateral facilities. In addition, certain of the Company’s facilities are subject to sequential declines in advance rates if consolidated tangible net worth falls below $1.5, $1.0 and $0.5 billion, respectively. For these purposes, consolidated tangible net worth is defined as the Company’s consolidated equity, excluding intangible assets and any equity in GMAC Bank to the extent included in the Company’s consolidated balance sheet, and consolidated liquidity is defined as consolidated cash and cash equivalents, excluding cash and cash equivalents of GMAC Bank to the extent included in the Company’s consolidated balance sheet. As of September 30, 2008, the Company had consolidated tangible net worth of $350.0 million and remained in compliance with the most restrictive consolidated tangible net worth covenant minimum of $250.0 million. In addition, the Company complied with its consolidated liquidity requirement of $750.0 million. The September 30, 2008 consolidated tangible net worth, as defined, of $350.0 million will result in declines in advance rates to certain facilities which will reduce the amount the Company can borrow and will require a repayment of a portion of the facilities in the three months ending December 31, 2008. For the three months ended September 30, 2008, the Company was required to provide cash of $14.8 million to facility counterparties as a result of the advance rate declines. On October 31, 2008, the Company received a waiver of this requirement from a certain lender which resulted in an extension until November 13, 2008 before advance rates are reduced.

On June 6, 2008, the Company closed its previously announced private debt tender and exchange offers for a certain amount of its outstanding unsecured notes. As a result, the Company issued approximately $5.7 billion of new senior and junior secured notes (the “New Notes”) in exchange for approximately $8.6 billion of its outstanding unsecured notes. Of the $8.6 billion of unsecured notes that were exchanged, approximately $1.8 billion were repurchased for $1.2 billion in cash pursuant to a “modified Dutch auction” tender offer. The repurchases of the unsecured notes resulted in a gain on extinguishment of debt of approximately $599.5 million recorded in the second quarter of 2008.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

In accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, the Company deferred the concession recognized in the exchange offer through an adjustment to the carrying value of the New Notes. The senior and junior secured notes interest rates are 8.5% and 9.625%, respectively. The deferred concession of $1.2 billion will be amortized over the life of the New Notes through a reduction to interest expense using an effective yield methodology. Approximately $16.9 million of the concession was recognized as a troubled debt restructuring gain in order to write down the carrying value of the bonds to an amount equal to the New Notes undiscounted contractual payments. This gain was presented in the Consolidated Statement of Income as a gain on extinguishment of debt during the second quarter of 2008. During the third quarter of 2008, an additional $60.2 million was amortized as a reduction of interest expense.

The following summarizes assets that are restricted, pledged or for which a security interest has been granted as collateral for the payment of certain debt obligations:

	September 30,	December 31,
	2008	2007
	(In thousands)

Cash and cash equivalents(a)	$5,011,854	$1,411,317
Mortgage loans held for sale(b)	4,243,794	10,436,521
Trading securities(a)	346,687	751,575
Mortgage loans held for investment(b)	35,293,418	39,081,151
Lending receivables(b)	6,370,975	6,372,760
Mortgage servicing rights(a)	4,297,968	2,673,771
Accounts receivable(a)	1,876,655	1,297,891
Investments in real estate and other(a)	161,632	231,561
Other assets(a)	7,633,064	7,493,311

Total assets restricted as collateral	$65,236,047	$69,749,858

Related secured debt(c)	$41,035,851	$43,982,894

(a)	Disclosed at carrying value or fair value of the underlying collateral.

(b)	Disclosed at unpaid principal balance of the underlying collateral.

(c)	Disclosed at carrying value, excluding the SFAS No. 159 fair value adjustment.

The Company also pledges equity interests to the $3.5 billion GMAC Senior Secured Credit Facility for some of the Company’s affiliates. At September 30, 2008 there was $1.4 billion of equity interests for these affiliates pledged against this facility.

GMAC Bank has entered into an advances agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”). Under the agreement, as of September 30, 2008 and December 31, 2007, GMAC Bank had assets pledged and restricted as collateral totaling $32.9 and $28.4 billion under the FHLB’s existing security interest on all GMAC Bank assets. However, the FHLB will allow GMAC Bank to encumber any assets restricted as collateral not needed to collateralize existing FHLB advances. As of September 30, 2008 and December 31, 2007, GMAC Bank had $15.0 and $12.8 billion of assets pledged under the security interest that were available to be encumbered elsewhere.

On September 11, 2008 GMAC Bank was granted access to the Federal Reserve’s Discount Window and Term Auction Facility (“TAF”). The Discount Window is the primary credit facility under which the Federal Reserve extends collateralized loans to depository institutions at terms from overnight up to ninety days. The TAF program auctions a pre-announced quantity of collateralized credit starting with a minimum bid for term funds of

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

28-day or 84-day maturity. GMAC Bank has pledged $5.2 billion of automotive loans and lease financings to participate in the Discount Window and TAF programs at varying collateral requirements. These assets were available to be encumbered under the FHLB’s existing blanket lien. At September 30, 2008, GMAC Bank had no outstanding borrowings under these programs.

The assets that were pledged as collateral in the preceding table include assets that can be sold or repledged by the secured party. The assets that could be sold or repledged were as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)

Mortgage loans held for sale	$414,408	$2,365,646
Trading securities	15,905	426,194
Mortgage loans held for investment	479,278	3,958,384
Accounts receivable	5,204	—
Other assets	—	8,597

Total	$914,795	$6,758,821

12.	Deposit Liabilities

Deposit liabilities were as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)

Non-interest bearing deposits	$2,246,485	$1,569,517
NOW and money-market checking accounts	4,098,509	3,664,168
Certificates of deposit	11,889,794	8,116,159

Total	$18,234,788	$13,349,844

At September 30, 2008 and December 31, 2007, deposit liabilities include $8.8 and $6.3 billion of GMAC Bank automotive division liabilities.

Non-interest bearing deposits primarily represent third-party escrows associated with the Company’s loan servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At September 30, 2008, certificates of deposit included $8.8 billion of brokered certificates of deposit.

13.	Income Taxes

The Company, including the majority of its domestic subsidiaries, is a pass-through entity for U.S. tax purposes and therefore, does not provide for federal income tax. However, the LLCs do incur and provide for taxes in a few local jurisdictions within the U.S. where the LLCs are taxed as entities despite their pass-through status for federal tax purposes. The Company’s banking and foreign businesses generally operate as corporations and continue to be subject to and provide for U.S. federal, state and/or foreign income tax.

The consolidated effective tax rate is an expense of 0.3% and 2.0% for the three and nine months ended September 30, 2008, respectively, compared to a benefit of 5.1% and an expense of 0.5% during the same time periods in 2007. For the three and nine months ended September 30, 2008, the Company recognized a decrease in effective tax rate related to a reduction in pre-tax earnings and tax expense of the federally-taxable Company

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

entities. This decrease in effective tax rate is offset by an increase in effective tax rate within the International Business Group due to the establishment of additional deferred tax valuation allowances during the three and nine months ended September 30, 2008 of $99.1 and $764.0 million, respectively. These valuation allowances related to deferred tax assets of certain foreign operations, primarily in Continental Europe, United Kingdom, Canada and Australia. These valuation allowances were established because, based on historical losses and expected future taxable income, it was no longer more-likely-than-not that these net deferred tax assets would be realized.

With respect to FIN No. 48, Accounting for Uncertainty in Income Taxes, gross unrecognized tax benefits totaled $8.9 million at September 30, 2008, a decrease of $15.0 million for the three months ended September 30, 2008 and $4.3 million for the nine months ended September 30, 2008. The decrease of $15.0 million for the three months ended September 30, 2008 was due to a decrease in unrecognized tax benefits of $15.3 million and an accrual for the payment of interest and penalties of $0.3 million. The decrease in unrecognized tax benefits is primarily due to the reversal of an unrecognized tax benefit established in the three months ended June 30, 2008. This benefit was reversed in the three months ended September 30, 2008 after further review, discussion and acceptance of the tax benefit by the Internal Revenue Service. For the nine months ended September 30, 2008, the decrease in unrecognized tax benefits is primarily due to the completion of the Internal Revenue Service examination of the Company’s U.S. income tax returns for the years 2001 through 2003. The amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is approximately $6.4 million. Related interest and penalties accrued for uncertain tax positions are recorded in interest expense and other operating expenses, respectively. As of September 30, 2008, the Company had approximately $2.5 million accrued for the payment of interest and penalties.

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

The Company’s risk management objectives are to minimize market risk and cash flow volatility associated with interest rate, prepayment, basis and foreign currency risks related to certain assets and liabilities. Derivative financial instruments are used as part of the Company’s risk management policy to manage risk related to specific groups of assets and liabilities, including trading securities, mortgage loans held for sale, mortgage loans held for investment, mortgage servicing rights and collateralized borrowings in securitization trusts. The Company also utilizes foreign currency swaps and forward contracts to hedge foreign currency denominated assets and liabilities. In addition, the Company holds derivative instruments, such as commitments to purchase or originate mortgage loans, that it has entered into in the normal course of business. The use of derivative instruments for purposes of economic hedges has been reduced in 2008 in consideration of liquidity needs and contraction in market alternatives.

During the three months ended September 30, 2007, the Company discontinued its cash flow hedge program associated with the existing and forecasted variable rate debt. This decision was made due to the deteriorating economic conditions in the nonprime mortgage market and the resulting determination that it is probable the originally forecasted transactions related to this hedge program will not occur.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

The following table summarizes the pretax earnings impact of the ineffectiveness portion of the changes in fair value for each type of accounting hedge classification segregated by the asset or liability hedged:

			Income Statement
Nine Months Ended September 30,	2008	2007	Classification
	(In millions)

Fair value hedge ineffectiveness loss:
Debt obligations	$(6.3)	$(0.8)	Gain (loss) on investment securities
Mortgage loans held for sale	—	(0.7)	Gain (loss) on mortgage loans, net

Total	$(6.3)	$(1.5)

There were no net gains on fair value hedges excluded from assessment of effectiveness for the nine months ended September 30, 2008 and 2007.

15.	Restructuring Charges

On September 3, 2008, the Company announced additional restructuring initiatives to optimize the mortgage business as the downturn in the credit and mortgage markets persist. In response to these conditions, the Company has enacted a plan to significantly streamline its operations, reduce costs, adjust its lending footprint and refocus the Company’s resources on strategic lending and servicing. In the third quarter of 2008, the Company recorded $76.2 million of pretax restructuring costs related to this plan, of which $22.8 million was paid or settled as of September 30, 2008. The majority of the remaining restructuring accrual is expected to be paid or settled in the fourth quarter of 2008.

Previously, on October 17, 2007, the Company announced a restructuring plan that would reduce the workforce, streamline operations and revise the cost structure. In the fourth quarter of 2007, the Company incurred pretax restructuring costs of $126.6 million, of which $57.2 million was paid or settled by December 31, 2007. In the first nine months of 2008, the Company incurred additional pretax restructuring costs totaling $34.4 million, primarily related to severance and related costs associated with the continuation of the workforce reduction plans in the United Kingdom, Continental Europe and Australia.

The charges for employee severance, lease terminations and fixed asset write-offs were recorded in restructuring expense. The charges related to the September 3, 2008 restructuring plan were recorded in the corporate and other business segment as the Company’s chief operating decision maker did not consider these charges when evaluating the performance of the Company’s other three business segments. The charges related to the October 17, 2007 restructuring plan incurred in 2007 and through the first nine months of 2008 were recorded within the impacted business segments.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

The following tables summarize by plan and category the Company’s restructuring charge activity for the nine months ended September 30, 2008:

			Cost Paid
	Liability	Restructuring	or Otherwise	Liability
	Balance at	Charges Through	Settled Through	Balance at
	January 1, 2008	September 30, 2008	September 30, 2008	September 30, 2008
	(In thousands)

Restructuring charges from the:
Fourth quarter 2007 plan:
Employee severance	$23,648	$34,390	$(40,049)	$17,989
Lease terminations and fixed asset write-offs	45,734	(5)	(21,909)	23,820

Sub-total	69,382	34,385	(61,958)	41,809

Third quarter 2008 plan:
Employee severance	—	48,558	(10,508)	38,050
Lease terminations and fixed asset write-offs	—	27,681	(12,276)	15,405

Sub-total	—	76,239	(22,784)	53,455

Total restructuring charges:
Employee severance	23,648	82,948	(50,557)	56,039
Lease terminations and fixed asset write-offs	45,734	27,676	(34,185)	39,225

Total	$69,382	$110,624	$(84,742)	$95,264

16.	Fair Value

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

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

Mortgage loans held for sale — The Company originates or purchases mortgage loans in the U.S. that it intends to sell to Fannie Mae, Freddie Mac, and Ginne Mae (collectively “the Agencies”). Additionally, the Company originates or purchases mortgage loans in the U.S. and internationally that it intends to sell into the secondary markets via whole loan sales or securitizations. The entire mortgage loans held for sale portfolio is accounted for at the lower of cost or market (LOCOM), as required under GAAP. Only those loans that are currently being carried at market under LOCOM are included within the Company’s nonrecurring fair value measurement tables. Mortgage loans held for sale account for 24% of all recurring and nonrecurring assets reported at fair value at September 30, 2008.

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

Loans valued using observable market prices for identical or similar assets — This includes all domestic mortgage loans that can be sold to the Agencies, which are valued predominantly by published forward agency prices. This will also include all non-agency domestic loans or international loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value), or quoted market prices for similar loans are available. As these valuations are derived from quoted market prices, the Company classifies these valuations as Level 2 in the fair value disclosures. As of September 30, 2008, 85% of the Company’s mortgage loans held for sale that are currently being carried at market under LOCOM are classified as Level 2. Due to the illiquidity of the mortgage market place, it may be necessary to look for alternative sources of value, including the whole loan purchase market for similar loans, and place more reliance on the valuations using internal models.

Loans valued using internal models — To the extent observable market prices are not available, the Company will determine the fair value of mortgage loans held for sale using internally developed valuation models. These valuation models estimate the exit price the Company expects to receive in the loan’s principal market, which depending upon characteristics of the loan, may be the whole loan or securitization market. Although the Company

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

utilizes and gives priority to market observable inputs such as interest rates and market spreads within these models, the Company typically is required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate and validate these internal inputs, these internal inputs require the use of judgment by the Company and can have a significant impact on the determination of the loan’s fair value. Accordingly, the Company classifies these valuations as Level 3 in the fair value disclosures. As of September 30, 2008, 15% of the Company’s mortgage loans held for sale that are currently being carried at market under LOCOM are classified as Level 3.

Due to limited sales activity and periodically unobservable prices in certain of the Company’s markets, certain mortgage loans held for sale portfolios may transfer between Level 2 and Level 3 in future periods.

Trading securities — Trading securities are recorded at fair value and include retained interests in assets sold through off-balance sheet securitizations and purchased securities. The securities may be mortgage-backed or mortgage-related asset-backed securities (including senior and subordinated interests), interest-only, principal-only, or residual interests and may be investment grade, non-investment grade or unrated securities. The Company bases its valuation of trading securities on observable market prices when available; however, observable market prices are not available for a significant portion of these assets due to illiquidity in the markets. When observable prices are not available, the Company primarily bases valuations on internally developed discounted cash flow models that use a market-based discount rate. The valuation considers recent market transactions, experience with similar securities, current business conditions and analysis of the underlying collateral, as available. In order to estimate cash flows, the Company utilizes various significant assumptions, including market observable inputs such as forward interest rates, as well as internally developed inputs such as prepayment speeds, delinquency levels, and credit losses. Accordingly, the Company classified 90% of the trading securities reported at fair value as Level 3 at September 30, 2008. Trading securities account for 6% of all recurring and nonrecurring assets reported at fair value at September 30, 2008.

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

As a result of the Company’s use of significant unobservable inputs in this fair value measurement, the Company classifies these loans as Level 3. These loans account for 15% of all recurring and nonrecurring assets reported at fair value at September 30, 2008.

Mortgage servicing rights (MSRs) — The Company typically will retain MSRs when it sells assets into the secondary market. MSRs do not trade in an active market with observable prices. Therefore, the Company uses internally developed discounted cash flow models to estimate the fair value of MSRs and classifies all MSRs as Level 3. These internal valuation models estimate net cash flows based on internal operating assumptions that the Company believes would be used by market participants, combined with market-based assumptions for loan prepayment rates, interest rates and discount rates that management believes approximate yields required by

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

investors in this asset. Cash flows primarily include servicing fees, float income and late fees, in each case less operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread derived discount rate. All MSRs are classified as Level 3 and account for 32% of all recurring and nonrecurring assets reported at fair value at September 30, 2008.

Derivative instruments — The Company manages risk through its balance of loan production and servicing businesses while using portfolios of financial instruments, including derivatives, to manage risk related specifically to the value of mortgage loans held for sale, mortgage loans held for investment, MSR’s, foreign currency debt and off balance sheet securitizations. During the nine months ended September 30, 2008, the Company recorded a gain on economic hedges totaling $740 million. Derivatives hedging MSR’s accounted for 67% of the year-to-date gains related to all economic hedges. The remaining 33% consisted primarily of gains on economic hedges for mortgage loans held for investment, mortgage loans held for sale and foreign currency debt.

The Company enters into a variety of derivative financial instruments as part of its hedging strategies. Certain of these derivatives are exchange traded, such as Eurodollar futures, or traded within highly active dealer markets, such as agency to-be-announced securities. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; and therefore, these contracts are classified as Level 1. The Company classified 3% of the derivative assets and 26% of the derivative liabilities reported at fair value as Level 1 at September 30, 2008.

The Company also executes over-the-counter derivative contracts, such as interest rate swaps, floors, caps, corridors, and swaptions. The Company utilizes third-party developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract are entered into the model, as well as market observable inputs such as interest rate forward curves and interpolated volatility assumptions. As all significant inputs into these models are market observable, these over-the-counter derivative contracts are classified as Level 2. The Company classified 94% of the derivative assets and 62% of the derivative liabilities reported at fair value as Level 2 at September 30, 2008.

The Company holds certain derivative contracts that are structured specifically to meet a particular hedging objective. These derivative contracts often are utilized to hedge risks inherent within certain of the Company’s on balance sheet securitizations. In order to hedge risks on particular bond classes or securitization collateral, the derivative’s notional amount is often indexed to the hedged item. As a result, the Company typically is required to use internally developed prepayment assumptions as an input into the model, in order to forecast future notional amounts on these structured derivative contracts. Accordingly, these derivative contracts are classified as Level 3. The Company classified 3% of the derivative assets and 12% of the derivative liabilities reported at fair value as Level 3 at September 30, 2008.

The Company has netting arrangements (ISDAs) in place with all derivative counterparties. Additionally, both the Company and the counterparty are required to post cash collateral based upon the net underlying market value of the Company’s open positions with the counterparty. Posting of cash collateral typically occurs daily, subject to certain dollar thresholds. Due to the existence of netting arrangements, as well as frequent cash collateral posting at low posting thresholds, credit exposure to the Company and/or to the counterparty is considered materially mitigated and therefore the Company does not provide any additional adjustment to derivative valuations specifically for credit.

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

to sell are included in the fair value disclosures. These foreclosed properties are carried within other assets on the Company’s condensed consolidated balance sheets.

The Company determines the fair value of the repossessed, foreclosed and owned properties on a periodic basis. Properties that are valued based upon independent third-party appraisers less costs to sell are classified as Level 2. When third-party appraisals are not obtained, valuations are typically obtained from a third-party broker price opinion; however, depending upon the circumstances, the property list price or other sales price information may be used in lieu of a broker price opinion. The Company typically adjusts a broker price opinion, or other price source as appropriate, downward in order to take into account damage and other factors that typically cause the actual liquidation value of foreclosed properties to be less than broker price opinion or other price source. This valuation adjustment is based upon the Company’s historical experience and is necessary to ensure the valuation ascribed to these assets takes into account the unique factors and circumstances surrounding a foreclosed asset. As a result of the Company applying an internally developed adjustment to the third-party provided valuation of the foreclosed property, these assets are classified as Level 3 in the fair value disclosures. As of September 30, 2008, 43% and 57% of the Company’s other real estate owned that are being carried at fair value less costs to sell are classified as Level 2 and Level 3, respectively.

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

The Company values securitization debt that was elected pursuant to the fair value option as well as any economically retained positions, using market observable prices whenever possible. The securitization debt is principally in the form of asset backed and mortgage backed securities collateralized by the underlying mortgage loans held for investment. Due to the attributes of the underlying collateral and current capital market conditions, observable prices for these instruments are typically not available in active markets. In these situations, the Company considers observed transactions as Level 2 inputs in its discounted cash flow models. Additionally, the Company’s discounted cash flow models utilize other market observable inputs such as interest rates, and internally derived inputs such as prepayment speeds, credit losses, and discount rates. As a result of the reliance on significant assumptions and estimates for model inputs, fair value option elected financing securitization debt is classified as Level 3. On-balance sheet securitization debt accounts for 84% of all liabilities reported at fair value at September 30, 2008. As a result of reduced liquidity in capital markets, values of both held for investment mortgage loans and the securitized bonds are expected to be volatile.

Collateralized Debt Obligations (CDOs) — The Company elected the fair value option for certain CDOs. A complete description of the CDOs is given in Collateralized Debt Obligations section later in this Note. These CDOs are collateralized by trading securities, which are already carried at fair value. Due to greater availability of market information on the CDO collateral, the Company derives the fair value of the CDO debt using the CDO collateral fair value and adjusting accordingly for any retained economic positions. While a portion of the CDO collateral may utilize market observable prices for valuation purposes, the majority of the CDO collateral is valued using valuation models that utilize significant internal inputs. Further, the retained economic positions also use

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

valuation models that utilize significant internal inputs. As a result, the fair value option elected CDO debt is classified as Level 3. CDOs account for 7% of all liabilities reported at fair value at September 30, 2008.

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

	Recurring Fair Value Measurements
	At September 30, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets
Trading securities	$858	$90,259	$776,473	$867,590
Mortgage loans held for investment(1)	—	—	2,209,831	2,209,831
Mortgage servicing rights	—	—	4,724,561	4,724,561
Other assets:
Derivative assets	33,373	1,176,222	35,290	1,244,885
Other	291,242	120,031	2,990	414,263

Total assets	$325,473	$1,386,512	$7,749,145	$9,461,130

Liabilities
Collateralized borrowings:
On-balance sheet securitization debt(1)	$—	$—	$(2,284,724)	$(2,284,724)
Collateralized debt obligations(1)	—	—	(181,282)	(181,282)
Other liabilities:
Derivative liabilities	(63,425)	(154,303)	(30,804)	(248,532)
Other	(6,360)	—	—	(6,360)

Total liabilities	$(69,785)	$(154,303)	$(2,496,810)	$(2,720,898)

(1)	These items are carried at fair value due to fair value option election under SFAS No. 159.

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

	Level 3 Recurring Fair Value Measurements
	Nine Months Ended September 30, 2008
								Purchases,
								Sales,		End of
	January 1,	Total Net Gains/(Losses) Included in Net Income:						Issuances	Net	Period
	2008	Realized		Unrealized		Other		and	Transfers	Level 3
	Level 3 Fair	Gains		Gains		Comprehensive		Settlements,	In/(Out) of	Fair
	Value	(Losses)(b)		(Losses)(b)		Income		Net	Level 3	Value
	(In thousands)

Assets
Trading securities	$1,642,169	$(52,673	)(c)	$(462,930	)(c)	$—		$(350,093)	$—	$776,473
Mortgage loans held for investment(a)	6,683,649	897,943	(d)	(3,392,421	)(d)	—		(1,979,340)	—	2,209,831
Mortgage servicing rights	4,713,414	(19,464	)(e)	(529,478	)(e)	—		560,089	—	4,724,561
Other assets:
Other	3,558	—		—		(808	)(f)	240	—	2,990

Total	$13,042,790	$825,806		$(4,384,829)		$(808)		$(1,769,104)	$—	$7,713,855

Liabilities
Collateralized borrowings:
On-balance sheet securitization debt(a)	$(6,734,448)	$(329,116	)(d)	$2,872,724	(d)	$—		$1,906,116	$—	$(2,284,724)
Collateralized debt obligations(a)	(351,226)	(10,501	)(c)	93,352	(c)	—		87,093	—	(181,282)
Other liabilities:
Derivative liabilities, net	(39,064)	15,049	(c)	60,118	(c)	—		(33,361)	1,744	4,486

Total	$(7,124,738)	$(324,568)		$3,026,194		$—		$1,959,848	$1,744	$(2,461,520)

(a)	Carried at fair value due to fair value option election under SFAS No. 159.

(b)	Net income is inclusive of both realized and change in unrealized gains and losses as well as interest related to the underlying asset or liability.

(c)	Fair value adjustment reported in (loss) gain on investment securities, net and related interest on loans and debt reported interest income and interest expense, respectively.

(d)	Fair value adjustment reported in other (loss) income and related interest on loans and debt reported in interest income and interest expense, respectively.

(e)	Reported in servicing asset valuation and hedge activities, net.

(f)	Change in unrealized gains (losses) in available-for-sale securities recorded in equity.

Nonrecurring Fair Value

The Company may be required to measure certain assets or liabilities at fair value from time-to-time. These periodic fair value measures typically result from application of LOCOM or certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under SFAS No. 157.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

The table below presents the items which the Company measures at fair value on a nonrecurring basis. For mortgage loans held for sale, other real estate owned and GMAC Home Services assets held for sale, LOCOM or valuation allowance is the most relevant indicator of the impact on earnings of measuring those specific items to fair value. For lending receivables, the credit allowance which is measured using the fair value of the collateral that secures the related lending receivable is the most relevant indicator. The carrying values of those items are inclusive of the respective valuation or credit allowance. For impairments on the model home portfolio and investments in automotive operating leases, changes to the income statement are the most relevant indicator of the impact on earnings of measuring these specific items to fair value. The three and nine months ended September 30, 2008 losses are shown below for those items.

	Nonrecurring Fair Value Measurements
	As of September 30, 2008					Total Gains (Losses)
					Lower of	Included in Earnings
					Cost or	for the Periods Ended
				Total	Fair Value or	September 30, 2008
	Nonrecurring Fair Value Measures			Estimated	Credit	Three	Nine
	Level 1	Level 2	Level 3	Fair Value	Allowance	Months	Months
	(In thousands)

Mortgage loans held for sale(1)	$—	$3,037,400	$522,913	$3,560,313	$(1,195,258)
Lending receivables(2)	—	479,937	94,026	573,963	(466,364)
Other assets:
Other real estate owned(3)	—	304,953	400,336	705,289	(171,346)
Model home portfolio(4)	—	140,522	—	140,522		$(29,810)	$(51,160)
Investments in automotive operating leases, net(5)	—	—	—	—		—	(92,035)
GMAC Home Services assets held for sale(6)	—	—	182,440	182,440	(13,865)

Total	$—	$3,962,812	$1,199,715	$5,162,527	$(1,846,833)	$(29,810)	$(143,195)

(1)	Represents assets held for sale that are required to be measured at lower of cost or fair value in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities or (SOP 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Only assets with fair values below cost are included in the table above. The related valuation allowance represents the cumulative adjustment to fair value of those specific loans.

(2)	The carrying value for lending receivables includes only those lending receivables that have a specific reserve established using the fair value of the underlying collateral. The related credit allowance represents the cumulative adjustment to fair value of those specific lending receivables.

(3)	The allowance provided for other real estate owned represents any cumulative valuation adjustments recognized to adjust those respective repossessed, foreclosed and owned properties to fair value less costs to sell.

(4)	The model home portfolio held by the Business Capital Group is accounted for as required by SFAS No. 144. The losses represent adjustments to fair value of that portfolio based on actual sales over the last three and nine months.

(5)	Represents assets impaired as of September 30, 2008, under SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. The total loss included in earnings for the three and nine months ended September 30, 2008, represents the fair market value adjustments on the portfolio.

(6)	GMAC Home Services is a business unit of the Company that is under contract for sale and impaired under SFAS No. 144 held for sale treatment. The allowance amount represents the difference between the carrying value and the estimated sale price.

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

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

As part of the cumulative effect of adopting SFAS No. 159, the Company removed various items that were previously included in the carrying value of the respective mortgage loans held for investment and on-balance sheet securitization debt. The Company removed $489.0 million of allowance for loan losses and other net deferred and upfront costs included in the carrying value of the fair value elected loans and debt. The removal of these items, as well as the adjustment required in order to have the item’s carrying value equal fair value at January 1, 2008, resulted in a $3.8 billion decrease recorded to beginning retained earnings for the fair value elected mortgage loans held for investment, of which $556.0 million was the Company’s estimate of the decrease in fair value due to credit quality, offset by a $3.6 billion gain related to the elected on-balance sheet securitized debt. The impact of these fair value option elections increased the Company’s deferred tax asset by $0.7 million.

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

Collateralized Debt Obligations

The Company executed two collateralized debt obligation securitizations in 2004 and 2005, named CDO I and CDO II respectively (collectively the “CDOs”). Similar to the on-balance sheet securitizations discussed above, the Company retained certain economic interests in these CDOs which entitled the Company to excess cash flows that

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

remain at each distribution date, after absorbing any credit losses in the CDOs. These CDOs were required to be consolidated under FIN No. 46R — Consolidation of Variable Interest Entities, thus the Company carries the CDO collateral on the condensed consolidated balance sheet. The Company classifies this collateral as trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and therefore carries the collateral on the balance sheet at fair value each period, with revaluation adjustments recorded through current period earnings. The fair value adjustment recorded for the CDO trading securities is classified within gain (loss) on investment securities, net on the condensed consolidated statement of income. The Company was required to carry the CDO debt issued to third-parties on their condensed consolidated balance sheet and classified this as collateralized borrowings in securitization trusts. Prior to the January 1, 2008 adoption of SFAS No. 159, this debt was carried at amortized cost.

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

As part of the cumulative effect of adopting SFAS No. 159, the Company removed deferred upfront securitization costs related to the CDOs. The removal of the deferred costs, as well as the adjustment required in order to have the item’s carrying value equal fair value at January 1, 2008, resulted in a net cumulative effect adjustment recorded to beginning retained earnings of $34.8 million. The impact of these fair value option elections did not have a material impact on the Company’s deferred tax balances.

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
					Total	Fair Value
				Gain on	Included	Due to
	Interest	Interest	Other	Investment	in Net	Credit
Three Months Ended September 30, 2008	Income	Expense	(Loss) Income	Securities, Net	Income	Risk(1)
	(In thousands)

Mortgage loans held for investment	$168,093	$—	$(74,679)	$—	$93,414	$(258,139	)(2)
Collateralized borrowings:
On-balance sheet securitizations	—	(90,245)	2,891	—	(87,354)	119,264	(3)
Collateralized debt obligations	—	(2,758)	—	50,313	47,555	—	(4)

Total					$53,615

	Changes in Fair Value Included in the Condensed Consolidated Income Statement
						Change in
					Total	Fair Value
				Gain on	Included	Due to
	Interest	Interest	Other	Investment	in Net	Credit
Nine Months Ended September 30, 2008	Income	Expense	(Loss) Income	Securities, Net	Income	Risk(1)
	(In thousands)

Mortgage loans held for investment	$548,551	$—	$(3,043,029)	$—	$(2,494,478)	$(510,814	)(2)
Collateralized borrowings:
On-balance sheet securitization debt	—	(299,695)	2,843,303	—	2,543,608	218,103	(3)
Collateralized debt obligations	—	(10,501)	—	93,352	82,851	—	(4)

Total					$131,981

(1)	Factors other than credit quality which impact the fair value include changes in market interest rates and the liquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.

(2)	The credit impact for mortgage loans held for investment was quantified by applying internal credit loss assumptions to cash flow models.

(3)	The credit impact for on-balance sheet securitization debt is assumed to be zero until the Company’s economic interests in a particular securitization is reduced to zero, at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value change due to credit. The Company also monitors credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

(4)	The credit impact for collateralized debt obligations is assumed to be zero until the Company’s economic interests in the securitization is reduced to zero, at which point the losses projected on the underlying collateral will be expected to be passed through to the securitization’s bonds. The Company also monitors credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

Interest income on mortgage loans held for investment is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the days interest due. Interest expense on the on-balance sheet securitizations is measured by multiplying the bond principal by the coupon rate and days interest due to the investor.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Below is a table that provides the aggregate fair value and the aggregate unpaid principal balance for the Company’s fair value option elected loans and long-term debt instruments:

	As of September 30, 2008
	Unpaid	Loan
	Principal	Advances/	Accrued	Fair Value
	Balance	Other	Interest	Allowance	Fair Value
			(In thousands)

Mortgage Loans Held for Investment:
Total loans	$9,184,051	$(142,465)	$96,283	$(6,928,038)	$2,209,831
Nonaccrual loans	1,730,025
Loans 90+ days past due	1,325,444

Collateralized Borrowings:
On-balance sheet securitizations	(8,773,458)	(1,560)	(20,335)	6,510,629	(2,284,724)
Collateralized debt obligations	(310,922)	—	(1,221)	130,861	(181,282)

Total for collateralized borrowings	$(9,084,380)	$(1,560)	$(21,556)	$6,641,490	$(2,466,006)

The Company measured fair value of the mortgage loans held for investment using a portfolio approach or an in-use premise. By utilizing exit prices at a pool level, this approach does not allow the Company to reliably estimate the fair value of nonaccrual and 90+ loans and, therefore, the fair value of those items is not included in the table above. Unpaid principal balances are given to allow assessment of the materiality of nonaccrual and 90+ loans relative to total loans. In the table above, 90+ loans are included in nonaccrual loans which are included in total loans.

17.	Related Party Transactions

A summary of the balance sheet effect and related interest of transactions with GMAC, Cerberus, GM, and affiliated companies follows:

	Principal		Interest for the Nine
	Outstanding as of		Months Ended
	September 30,	December 31,	September 30,	September 30,
	2008	2007	2008	2007
	(In millions)
Borrowings:

GMAC senior secured credit facility	$2,172.1	$—	$33.5	$—
GMAC term loan	—	—	9.2	—
GMAC senior secured credit facility — Cerberus	382.5	—	6.5	—
GMAC senior secured credit facility — GM	367.5	—	6.3	—
GMAC secured MSR facility	1,098.5	—	21.0	—
GMAC Resort Finance facility	—	—	17.8	—
Cerberus model home term loan	125.0	—	25.3	—
Deposit liabilities at GMAC Bank	455.8	418.8	15.6	11.1

Receivables:
Warehousing lending receivable	$—	$115.9	$5.6	$4.0
Mortgage loans/others receivable (purchased at market price)	43.0	131.6	—	—

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

A summary of the income statement effect and related interest of transactions with GMAC, Cerberus, GM, and affiliated companies follows:

	Fees and Other
	Income/(Expense)
	for the Nine Months
	Ended September 30,
Fees Paid and Revenue Earned:	2008	2007
	(In millions)

Management fees paid to GMAC(a)	$49.7	$31.6
Auto Bank loans, administration and other service fees(b)	52.5	38.0

Total fees paid	$102.2	$69.6

Global relocation services provided to GM/GMAC	$9.0	$7.6
Mortgage related services provided to GM/GMAC employees	2.6	3.2
Risk management services provided to GMAC	—	15.0

Total revenue earned	$11.6	$25.8

(a)	Includes finance, information technology, communication, corporate marketing, procurement, and services related to facilities.

(b)	Includes primarily the services related to automotive loans, commercial lending, banking and finance.

On June 4, 2008, Residential Funding Company, LLC (“RFC”) and GMAC Mortgage, LLC (“GMAC Mortgage”), each subsidiaries of the Company, entered into an agreement with GMAC, pursuant to which GMAC is providing to RFC and GMAC Mortgage a senior secured credit facility (the “Facility”) with a principal amount of up to $3.5 billion (the “Facility Limit”). The proceeds of the Facility were used to repay existing indebtedness of the Company on or prior to its maturity, to acquire certain assets, and for other working capital purposes. Under the Facility, GMAC agreed to make revolving loans to RFC and GMAC Mortgage. The aggregate outstanding principal under the Facility at any time may not exceed the lesser of the Facility Limit and the allowable borrowing base as determined in accordance with the terms of the Facility. Advances bear interest at a floating rate equal to one-month LIBOR plus 2.75%. The Company paid the Term Loan assigned to GMAC with proceeds from a draw under the Facility on July 28, 2008. The Facility expires on May 1, 2010. In addition, the Company has amortized $3.0 million of deferred debt issuance costs during the nine months ended September 30, 2008 related to the Facility and has $14.5 million of these deferred costs remaining on its balance sheet as of September 30, 2008.

Also on June 4, 2008, GMAC entered into a Participation Agreement (the “Participation Agreement”) with General Motors Corporation (“GM”) and Cerberus ResCap Financing, LLC (“Cerberus Fund”) collectively the “Participants”. Pursuant to the Participation Agreement, GMAC sold GM and Cerberus Fund $750 million in subordinated participations in the loans made pursuant to the Facility. GM and Cerberus Fund acquired 49% and 51% of the Participations, respectively. The Participants will not be entitled to receive any principal payments with respect to the Participations until the principal portion of the loans retained by GMAC have been paid in full. At September 30, 2008, $2.9 billion in capacity has been utilized in advances under the Facility, including the $750 million sold and assigned to GM and Cerberus Fund.

In 2008, GMAC continued its open market repurchase program initiated during the fourth quarter of 2007 to repurchase a portion of the Company’s outstanding unsecured notes. During the nine months ended September 30, 2008, GMAC forgave these notes which resulted in a gain of forgiveness of debt and capital contribution. Accordingly, the Company recorded a capital contribution for GMAC’s purchase price of $1.0 billion and a gain of $552.4 million on extinguishment of debt for the difference between the carrying value and GMAC’s purchase

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

price. $806.3 million of the $1.0 billion capital contribution are non-cumulative, non-participation perpetual preferred membership interests (“Preferred Membership Interests”) and are recorded in the equity section of the Company’s balance sheet. As of September 30, 2008, GMAC no longer holds the Company’s senior secured notes.

The Preferred Membership Interests rank senior in right of payment to the Company’s common membership interests with respect to distributions and payments on liquidation or dissolution of the Company. The Preferred Membership Interests pay quarterly distributions at the rate of 13% of the liquidation preference (the “Preferred Distribution”) when, as and if authorized by the Company’s Board of Directors. The Company may not pay distributions on its common membership interests if any Preferred Distributions have not been paid, or sufficient funds have not been set aside for such payment, for the then-current quarterly period. Preferred Distributions are not cumulative. The Company is currently prohibited by the Operating Agreement between it and GMAC from paying distributions on any of its membership interests. The Preferred Membership Interests are redeemable at the Company’s option on any Preferred Distribution payment date if approved by the Company’s Board of Directors, including a majority of the independent directors, in whole or in part for 100% of its liquidation preference plus any authorized but unpaid dividends on the Preferred Membership Interests being redeemed. The Preferred Membership Interests are exchangeable at GMAC’s option on a unit-for-unit basis into preferred membership interests in IB Finance Holding Company, LLC at any time after January 1, 2009, so long as neither the Company nor any of its significant subsidiaries was the subject of any bankruptcy proceeding on or before that date. The Preferred Membership Interests have no voting rights, except as required by law, and are not transferable by GMAC to any party other than a wholly-owned affiliate of GMAC without the consent of the Company’s Board of Directors, including a majority of the independent directors.

On June 1, 2008, GMAC and the Company entered into an amendment to the Loan and Security Agreement, dated as of April 18, 2008 (the “MSR Facility”). The amendment to the MSR Facility increased the maximum facility amount from $750 million to $1.2 billion and increased the advance rate from 50% to 85%. This facility was due to mature on October 17, 2008. Subsequent to September 30, 2008, the GMAC Secured MSR Facility matured and was renewed to May 1, 2009 with additional amendments to the original terms. The most notable terms are the reduction in the advance rates from 85% to 76.6% and the reduction of the amount of GMAC’s lending commitment by $84.0 million as of October 17, 2008, another commitment reduction of $84.0 million effective as of October 22, 2008, and further commitment reductions equal to $101.5 million representing the outstanding indebtedness forgiven by GMAC on September 30, 2008, as a contribution of capital to the Company and its subsidiaries.

On February 21, 2008, RFC entered into a secured Credit Agreement (the “Resort Finance Facility”) with GMAC, as a lender and as agent, to provide RFC with a revolving credit facility with a principal amount of up to $750.0 million. To secure the obligations of RFC under the Resort Finance Facility, RFC pledged as collateral under a Pledge Agreement (the “Pledge Agreement”), among other things, its membership interest in RFC Resort Funding, LLC, a wholly-owned special purpose subsidiary of RFC, certain loans made by RFC to resort developers secured by time-share loans or agreements to purchase timeshares and certain loans made by RFC to resort developers to fund construction of resorts and resort-related facilities and all collections with respect to the pledged loans. The entire capacity of $750.0 million was utilized as of June 30, 2008. As part of the sale of the Resort Finance business to GMACCF in the third quarter of 2008, the Resort Finance Facility was paid in full.

On June 17, 2008, the Company and GMAC Commercial Finance, LLC (GMACCF), a subsidiary of GMAC, agreed to enter into a Receivables Factoring Facility (the “Receivables Facility”), whereby GMACCF agreed to purchase certain mortgage servicing advances. The servicing advances are part of the primary collateral securing the GMAC senior secured credit facility and the New Notes. The proceeds from the Receivables Facility were reinvested in additional servicing advances that became primary collateral. The agreement provides for the purchase of receivables that satisfy certain eligibility requirements multiplied by a purchase price rate of 85%. The maximum outstanding receivables at any point in time less the 15% discount, can not exceed $600 million. For the

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

nine months ended September 30, 2008, GMACCF purchased $753.6 million face amount of receivables, resulting in a loss of $113.0 million for the Company. The Receivables Facility will mature on June 16, 2009.

In June 2008, Cerberus Capital Management, L.P. or its designee(s) (“Cerberus”) purchased certain assets of the Company with a carrying value of approximately $479 million for consideration consisting of $230 million in cash and a Series B junior preferred membership interest in a newly-formed entity, CMH Holdings, LLC (“CMH”), which is not a subsidiary of the Company and the managing member of which is an affiliate of Cerberus. CMH purchased from the Company model home and lot option assets. CMH is consolidated into Residential Capital, LLC under FIN No. 46R as the Company remains the primary beneficiary. In conjunction with this agreement, Cerberus extended a term loan of $230 million with a guaranteed overall return of $46 million, which is to be paid down as assets are sold. The agreement also included revolving loans to CMH with a maximum limit of $10 million that if used would bear interest at 15%. The loans are secured by a pledge of all of the assets of CMH and will mature on June 30, 2013.

During the second quarter of 2008, Cerberus committed to purchase certain assets at the Company’s option consisting of performing and nonperforming mortgage loans, mortgage-backed securities and other assets for net cash proceeds of $300.0 million. During the third quarter, the following transactions were completed with Cerberus:

•	On July 14 and 15, 2008, GMAC Mortgage LLC (“GMAC Mortgage”) agreed to sell securitized excess servicing on two populations of loans to Cerberus consisting of $13.8 billion in unpaid principal balance of Freddie Mac loans and $24.8 billion in unpaid principal balance of Fannie Mae loans, capturing $591.2 million and $981.9 million of notional interest-only securities, respectively. The sales closed on July 30, 2008 with net proceeds of $175.1 million to the Company and a loss on sale of $23.5 million.

•	On September 30, 2008, the Company’s Business Capital Group completed the sale of certain of its model home assets to MHPool Holdings LLC (“MHPool Holdings”), an affiliate of Cerberus, for cash consideration consisting of approximately $80.0 million, subject to certain adjustments, primarily relating to the sales of homes between June 30, 2008 and September 30, 2008, resulting in a net purchase price from MHPool Holdings of approximately $59.0 million. The loss on sale was $27.3 million. The purchase price is subject to further post-closing adjustments that are not expected to be material.

These transactions entered into between ResCap and Cerberus, satisfies the previously announced commitment by Cerberus to purchase assets of $300.0 million.

In addition, Cerberus committed to make firm bids to purchase the auction assets for net cash proceeds of $650.0 million. The Company intends, but is not obligated, to undertake an orderly sale of certain of its assets consisting of performing and nonperforming mortgage loans and mortgage-backed securities in arms-length transactions through the retention of nationally recognized brokers.

During the three months ended September 30, 2008 the Company purchased forward derivatives from GMAC to mitigate risk against currency fluctuation in the Euro. The net asset position of these derivatives at September 30, 2008 was $11.8 million. The gain on these derivatives for the nine months ended September 30, 2008 was $11.8 million.

18.	Subsequent Events

Renewal and amendment to GMAC MSR Facility

On June 1, 2008, RFC, GMAC Mortgage and GMAC entered into an amendment to increase GMAC’s maximum lending commitment under the MSR Facility from $750 million to $1.2 billion. Under the terms of the MSR Facility, RFC and GMAC Mortgage (the borrowers) were permitted to request loans from the lender until October 17, 2008, at which point the loans would mature, unless refinanced or repaid earlier.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

On October 17, 2008, the parties amended the MSR Facility to, among other things:

•	Reduce the advance rate from 85% to 76.6%;

•	Renew the MSR facility to May 1, 2009, unless ResCap obtains replacement financing from a third-party lender at an earlier date;

•	Reduce the amount of GMAC’s lending commitment by $84 million as of October 17, 2008, with a subsequent commitment reduction of $84 million effective as of October 22, 2008, and further commitment reductions equal to any amounts of the outstanding indebtedness forgiven by GMAC, including the $101.5 million forgiven on September 30, 2008, as a contribution of capital to ResCap and its subsidiaries;

•	Add a covenant by the borrowers to use their best efforts to provide GMAC, by November 30, 2008, with $250 million in additional collateral for the indebtedness outstanding under the MSR facility, with a zero advance rate applicable to such collateral;

•	At GMAC’s request, require the borrowers to resign as servicers under the underlying servicing agreements, during the existence of an event of default under the MSR Facility; and

•	Add an option permitting GMAC to require on two business days’ notice (or on one business day’s notice following an event of default) that servicing collections be placed in a segregated account.

The reductions in GMAC’s lending commitment described above reflect GMAC’s agreement to defer repayment of $168 million, required to cure a borrowing base deficiency. The borrowers collectively repaid $84 million on October 17 and the remaining $84 million on October 22, 2008 to cure the borrowing base deficiency.

RFC and GMAC Mortgage give other representations, covenants and indemnities that are customary in similar facilities. ResCap has entered into a Guarantee pursuant to which it guarantees the payment by the borrowers of their obligations under the MSR Facility.

GMAC forgiveness of debt

On October 31, 2008, the GMAC Board of Directors approved forgiveness of the Company’s debt related to the Secured GMAC MSR Facility equal to the amount required to maintain a consolidated tangible net worth, as defined, of $350.0 million as of October 31, 2008. As a result of this debt forgiveness, the Company will remain in compliance with its credit facility financial covenants as of October 31, 2008, among other requirements, requiring the Company to maintain a monthly consolidated tangible net worth of $250.0 million. For this purpose, consolidated tangible net worth is defined as the Company’s consolidated equity, excluding intangible assets and equity in GMAC Bank to the extent included in the Company’s consolidated balance sheet.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

19.	Segment Information

Financial results for the Company’s reportable operating segments were as follows:

	Residential	Business	International	Corporate
Three Months Ended	Finance	Capital	Business	and
September 30, 2008	Group	Group	Group	Other	Eliminations	Consolidated
			(In thousands)

Net financing revenue	$45,493	$(20,558)	$(29,074)	$122,189	$—	$118,050
Other revenue	112,016	(92,806)	(189,260)	1,790	—	(168,260)

Total net revenue	157,509	(113,364)	(218,334)	123,979	—	(50,210)
Provision for loan losses	(208,344)	(116,773)	(257,886)	(77,879)	—	(660,882)
Total non-interest expense	(474,501)	(23,480)	(155,405)	(505,626)	—	(1,159,012)

Loss before income taxes and minority interest	(525,336)	(253,617)	(631,625)	(459,526)	—	(1,870,104)
Income tax (benefit) expense	(25,368)	(635)	6,207	24,728	—	4,932

Loss before minority interest	(499,968)	(252,982)	(637,832)	(484,254)	—	(1,875,036)
Minority interest	—	—	—	37,135	—	37,135

Net loss	$(499,968)	$(252,982)	$(637,832)	$(521,389)	$—	$(1,912,171)

Total assets	$40,645,716	$2,811,176	$10,684,456	$28,427,992	$(16,054,053)	$66,515,287

Net interest (expense) income from other segments	$(94,967)	$(11,758)	$(56,472)	$163,197	$—	$—

	Residential	Business	International	Corporate
Three Months Ended	Finance	Capital	Business	and
September 30, 2007	Group	Group	Group	Other	Eliminations	Consolidated
			(In thousands)

Net financing revenue	$137,650	$22,702	$21,503	$77,162	$—	$259,017
Other revenue	161,333	(78,185)	(500,437)	(222,031)	—	(639,320)

Total net revenue	298,983	(55,483)	(478,934)	(144,869)	—	(380,303)
Provision for loan losses	(586,833)	(92,368)	(22,445)	(182,567)	—	(884,213)
Total non-interest expense	(881,733)	(24,888)	(158,363)	(26,308)	—	(1,091,292)

Loss before income taxes and minority interest	(1,169,583)	(172,739)	(659,742)	(353,744)	—	(2,355,808)
Income tax expense (benefit)	23,125	(849)	(161,731)	20,013	—	(119,442)

Loss before minority interest	(1,192,708)	(171,890)	(498,011)	(373,757)	—	(2,236,366)
Minority interest	—	—	—	24,561	—	24,561

Net loss	$(1,192,708)	$(171,890)	$(498,011)	$(398,318)	$—	$(2,260,927)

Total assets	$76,059,559	$6,490,298	$16,478,824	$38,799,143	$(21,702,956)	$116,124,868

Net interest (expense) income from other segments	$(153,229)	$(75,969)	$11,667	$217,531	$—	$—

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

	Residential	Business	International	Corporate
Nine Months Ended	Finance	Capital	Business	and
September 30, 2008	Group	Group	Group	Other	Eliminations	Consolidated
	(In thousands)

Net financing revenue	$176,667	$(45,547)	$7,781	$224,533	$—	$363,434
Other revenue	1,115,669	(521,679)	(1,906,964)	406,347	—	(906,627)

Total net revenue	1,292,336	(567,226)	(1,899,183)	630,880	—	(543,193)
Provision for loan losses	(493,176)	(211,730)	(442,258)	(283,039)	—	(1,430,203)
Total non-interest expense	(1,374,444)	(63,102)	(404,166)	(680,286)	—	(2,521,998)

Loss before income taxes and minority interest	(575,284)	(842,058)	(2,745,607)	(332,445)	—	(4,495,394)
Income tax expense (benefit)	(22,401)	(1,050)	100,245	11,295	—	88,089

Loss before minority interest	(552,883)	(841,008)	(2,845,852)	(343,740)	—	(4,583,483)
Minority interest	—	—	—	47,297	—	47,297

Net loss	$(552,883)	$(841,008)	$(2,845,852)	$(391,037)	$—	$(4,630,780)

Total assets	$40,645,716	$2,811,176	$10,684,456	$28,427,992	$(16,054,053)	$66,515,287

Net interest (expense) income from other segments	$(319,204)	$(108,622)	$(240,398)	$668,224	$—	$—

	Residential	Business	International	Corporate
Nine Months Ended	Finance	Capital	Business	and
September 30, 2007	Group	Group	Group	Other	Eliminations	Consolidated
	(In thousands)

Net financing revenue	$647,294	$88,683	$81,179	$240,600	$—	$1,057,756
Other revenue	563,274	9,093	(257,985)	(296,975)	—	17,407

Total net revenue	1,210,568	97,776	(176,806)	(56,375)	—	1,075,163
Provision for loan losses	(1,313,110)	(149,810)	(45,006)	(251,714)	—	(1,759,640)
Total non-interest expense	(2,159,491)	(62,494)	(347,849)	(86,850)	—	(2,656,684)

Loss before income taxes and minority interest	(2,262,033)	(114,528)	(569,661)	(394,939)	—	(3,341,161)
Income tax expense (benefit)	96,659	(531)	(131,435)	51,494	—	16,187

Loss before minority interest	(2,358,692)	(113,997)	(438,226)	(446,433)	—	(3,357,348)
Minority interest	—	—	—	68,051	—	68,051

Net loss	$(2,358,692)	$(113,997)	$(438,226)	$(514,484)	$—	$(3,425,399)

Total assets	$76,059,559	$6,490,298	$16,478,824	$38,799,143	$(21,702,956)	$116,124,868

Net interest (expense) income from other segments	$(410,149)	$(222,725)	$(94,243)	$727,117	$—	$—

20.	Regulatory Matters

Certain subsidiaries of the Company associated with the Company’s mortgage and real estate operations are required to maintain certain regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state and foreign agencies that could have a material effect on the Company’s results of operations and financial condition. These entities were in compliance with these requirements as of September 30, 2008.

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

			Minimum to be
	Actual		Well Capitalized
September 30, 2008	Amount	Ratio	Amount	Ratio
	(Dollars in millions)		(Dollars in millions)

Total capital (Tier 1 + Tier 2) to risk weighted assets	$3,932.0	16.4%	$2,395.3	10.0%
Tier 1 capital to risk weighted assets	3,685.6	15.4%	1,437.2	6.0%
Tier 1 capital to average assets (leveraged ratio)	3,685.6	11.3%	3,580.0	11.0%

On February 1, 2008, Cerberus FIM, LLC; Cerberus FIM Investors, LLC; and FIM Holdings LLC (collectively, the “FIM Entities”) submitted a letter to the Federal Deposit Insurance Corporation (“FDIC”) requesting that the FDIC waive certain of the requirements contained in a two-year disposition agreement among each of the FIM Entities and the FDIC that pertained to the Bank. On July 15, 2008, the FDIC determined to address the FIM Entities waiver request submitted to the FDIC on February 1, 2008 through the execution of a 10-year extension of the existing two-year disposition requirement. Certain agreements were entered into in connection with this extension.

On July 21, 2008, the well capitalization minimum requirements were modified in connection with the FDIC extension. Following is a summary of the modifications:

•	Each of GMAC, the FIM Entities, IB Finance Holding Company, LLC (“Holdings”), the Bank and the FDIC (collectively, the “Contracting Parties”) entered into a Parent Company Agreement (the “PA”). The PA requires GMAC to maintain its capital at a level such that the ratio of its total equity to total assets is at least 5%. The PA further requires GMAC, beginning December 31, 2008, to maintain its capital at a level such that the ratio of its tangible equity to tangible assets is at least 5%. Further, the PA requires the Bank to obtain FDIC approval prior to engaging in certain affiliate transactions, and for any major deviation or material change from its business plan for a seven-year period. The PA also requires GMAC and Holdings to submit certain periodic reports to the FDIC and to consent to examinations by the FDIC to monitor compliance with the PA, any other agreements executed in conjunction with the 10-year extension of the existing two-year disposition requirement, and applicable law. As of September 30, 2008, the Bank’s tangible equity to tangible assets ratio was 11.5%.

•	The Contracting Parties entered into a Capital and Liquidity Maintenance Agreement (the “CLMA”). The CLMA requires capital at the Bank to be maintained at a level such that GMAC Bank’s leverage ratio is at least 11% for a three-year period. Following the initial three-year period, GMAC Bank must continue to be “well capitalized”. As of September 30, 2008, the Bank’s leverage ratio was 11.3%. The CLMA further requires GMAC (and such additional Contracting Parties acceptable to the FDIC) to extend a $3 billion unsecured revolving line of credit to the Bank.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

In addition to the above requirements imposed by the Federal Deposit Insurance Corporation, the Bank is also required by the Utah Department of Financial Institutions (the “Department”) to maintain total capital at a higher level. As of August 2, 2007, the Bank is required to maintain total capital in an amount not less than 9.25% of total assets. The Utah requirement will continue until two full-scope safety and soundness examinations have been completed by the Department, but not later than November 22, 2008, unless the Commissioner of the Department determines that a greater amount of capital is required to protect the depositors of the Bank.

Certain of the Company’s foreign subsidiaries operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions, including Financial Service Authority requirements. These regulatory restrictions, among other things, require that the Company’s subsidiaries meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. As of September 30, 2008, compliance with these various regulations has not had a material adverse effect on the Company’s consolidated balance sheets, statements of income or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

During 2007 and continuing through the first nine months of 2008, the mortgage and capital markets have experienced severe stress due to credit concerns and housing market contractions in the United States. During the second half of 2007, these negative market conditions spread to the foreign markets in which we operate, predominantly in the United Kingdom and Continental Europe, and to the residential homebuilders domestically. It is probable the mortgage industry will continue to experience both declining mortgage origination volumes and reduced total mortgage indebtedness due to the deterioration of the nonprime and non-conforming mortgage market. We do not expect the current market conditions to turn favorable in the near term. The market deterioration has resulted in rating agency downgrades of asset-backed and mortgage-backed securities which in turn has led to fewer sources of, and significantly reduced levels of, liquidity available to finance our operations. Most recently, the widely publicized credit defaults and/or acquisitions of large financial institutions in the marketplace have further restricted credit in the United States and international lending markets.

We remain heavily dependent on our parent and affiliates for funding and capital support and there can be no assurance that our parent or affiliates will continue such actions. In light of our liquidity and capital needs, combined with volatile conditions in the marketplace, there is substantial doubt about our ability to continue as a going concern. If our parent no longer continues to support our capital or liquidity needs or we are unable to successfully execute our other initiatives, it would have a material adverse effect on our business, results of operations and financial position.

We conduct our operations and manage and report our financial information primarily through four operating business segments. The following tables summarize the total net revenue and net loss of each of these business segments for the three-and nine-month periods ended September 30, 2008 and 2007. Results of operations for each of these business segments are more fully described in the sections that follow.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In millions)

Net revenue
Residential Finance Group	$157.5	$299.0	$1,292.3	$1,210.6
Business Capital Group	(113.4)	(55.5)	(567.2)	97.8
International Business Group	(218.3)	(478.9)	(1,899.2)	(176.8)
Corporate and Other	124.0	(144.9)	630.9	(56.4)

Total	$(50.2)	$(380.3)	$(543.2)	$1,075.2

Net loss
Residential Finance Group	$(500.0)	$(1,192.7)	$(552.9)	$(2,358.7)
Business Capital Group	(253.0)	(171.9)	(841.0)	(114.0)
International Business Group	(637.8)	(498.0)	(2,845.9)	(438.2)
Corporate and Other	(521.4)	(398.3)	(391.0)	(514.5)

Total	$(1,912.2)	$(2,260.9)	$(4,630.8)	$(3,425.4)

•	Residential Finance Group. Our Residential Finance Group originates, purchases, sells, securitizes and services residential mortgage loans in the United States. As part of the restructuring plan announced in the third quarter, we closed our retail and wholesale channels in September 2008. The segment continues to originate mortgage loans through our direct lending centers and GMAC Bank correspondents. In addition, the segment purchases residential mortgage loans from correspondent lenders and other third-parties and provides warehouse lending. Loans are primarily agency-eligible or government loans. Prime credit quality loans that are produced in conformity with the underwriting guidelines of Fannie Mae, Freddie Mac and Ginnie Mae are generally sold to one of these government-sponsored enterprises in the form of agency guaranteed securitizations. This segment also provides collateralized lines of credit to other originators of residential mortgage loans, which we refer to as warehouse lending. This activity has also been reduced although we continue to originate prime conforming warehouse lending through GMAC Bank. Our limited banking activities through the mortgage division of GMAC Bank and our real estate brokerage and relocation business are included in this segment. We have entered into an agreement to sell GMAC Home Services real estate brokerage and relocation businesses in the fourth quarter of 2008.

•	Business Capital Group. Our Business Capital Group provides financing and equity capital to residential land developers and homebuilders. Due to current market conditions, the origination activities of this business are substantially contracting the scope of its operations.

•	International Business Group. Our International Business Group includes substantially all of our operations outside of the United States. The mortgage loan production in the countries in which we operate have been suspended, except for insured mortgages in Canada, due to current market conditions.

•	Corporate and Other. Our Corporate and Other Group primarily consists of the Principal Investment Activity (“PIA”) business and Corporate holding company activities, including our debt issuances. The PIA business was previously reported as part of the Residential Finance Group segment. The PIA business operations primarily represent the loan portfolio management of our purchased distressed asset portfolio as well as certain other nonperforming assets. This business terminated its strategy to purchase distressed assets and its existing portfolio is being managed into run-off. Also included in Corporate and Other are costs associated with the restructuring initiative announced in the third quarter of 2008. Our chief operating decision maker elected to evaluate the performance of our three primary operating segments without the costs of the new restructuring initiative. In addition, our other business operations include the automotive division of GMAC Bank, which are not significant to our results of operations. The revenues and expenses of the automotive division of GMAC Bank are eliminated from our net results through minority interest.

On September 3, 2008, we announced a restructuring plan to significantly streamline our operations, reduce costs, adjust our lending footprint and refocus our resources on strategic lending and servicing activities. The restructuring plan included closing all retail offices, ceasing originations through the wholesale broker channel, further curtailing business lending and international business activities, and right-sizing functional support staff. In addition, we evaluated strategic alternatives for the GMAC Home Services business and the non-core servicing business, which resulted in the pending sale of our GMAC Home Services business. These collective actions are expected to reduce our workforce by approximately 5,000 employees, or 60 percent. Approximately, 3,000 employees received notification prior to September 30, 2008 related to the restructuring plan. In the three months ended September 30, 2008, we incurred pretax restructuring costs related to severance and related costs associated with the workforce reduction of $48.6 million and lease termination and fixed asset write-off costs of $27.7 million. We expect the total restructuring charge to range from $90.0 to $120.0 million upon completion of the 3,000 workforce reductions and related operational streamlining initiatives. We expect the plan to be operationally complete by December 31, 2008. As a result of the reduction of 3,000 employees, we project we will realize an estimated annual cost reductions of $410.0 million in compensation and benefits and a further $25.0 million of reduced rent and asset depreciation. Potential charges and cost savings related to the remaining 2,000 workforce reductions have not yet been determined.

As part of our strategy to respond to the challenging market conditions of 2007 and 2008, we have undertaken numerous initiatives to reduce our balance sheet and funding needs. Asset sale initiatives have included, among other things, marketing of certain of our United Kingdom and Continental Europe mortgage loan portfolios, other whole loan sales and marketing of businesses and platforms that are unrelated to our core mortgage finance business. Though we have executed a number of sales of mortgage loans and retained securities, other marketing efforts have yet to be completed, in part because of continuing adverse market conditions.

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

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and internal valuation models to estimate fair value measurements. At September 30, 2008, approximately 22% of total assets, or $14.6 billion, consisted of financial instruments recorded at fair value. Approximately 13% of total assets and 61% of the assets reported at fair value were valued using Level 3 inputs. At September 30, 2008, approximately 4% of total liabilities, or $2.7 billion, consisted of financial instruments recorded at fair value. Approximately 4% of total liabilities and 92% of the liabilities reported at fair value were valued using Level 3 inputs. See Note 16 to the Condensed Consolidated Financial Statements for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.

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

For the three and nine months ended September 30, 2008, certain changes in the fair value of our assets and liabilities have been included in our financial results. As a result of further deterioration in the mortgage market and underlying collateral valuations, we experienced declines in the fair value of our mortgage loans held for sale, resulting in significant valuation losses materially impacting our financial results. At the same time, our mortgage loans held for investment and debt held in our on-balance sheet securitizations, in which we elected the fair value option under SFAS No. 159 experienced offsetting valuation declines. As the mortgage loan held for investment asset declines in value, resulting in losses, the securitized debt declines, resulting in offsetting valuation gains. For the nine months ended, we have additional increases in the fair value of mortgage servicing rights and associated hedging derivatives primarily due to slower prepayment speeds enhancing the value of our mortgage servicing rights and a steeper overall yield curve in the first quarter of 2008, resulting in a positive impact of our hedging activity, and favorable valuation of our mortgage servicing rights and derivative assets, partially offset by a projected increase in cost of servicing resulting from higher delinquencies and loan defaults. The decrease in the fair value of trading securities for the three and nine months ended were substantially attributable to the decline in the fair value of residual interests that continue to be held by us through our off-balance sheet securitizations, resulting from increasing credit losses rating agency downgrades, declines in value of underlying collateral, market illiquidity, and changes in discount rate assumptions in certain foreign markets.

In addition, for the three months ended June 30, 2008 certain changes in the fair value of our GMAC Bank’s automotive division assets and liabilities have been included in our financial results. The revenues and expenses of the automotive division are eliminated from our net results through minority interest. A $92.0 million impairment of our investment in vehicle operating lease assets resulted from a sharp decline in used vehicle sales prices for sport-utility vehicles and trucks in the United States, reducing our expected residual value for these vehicles.

We have numerous internal controls in place to ensure the appropriateness of fair value measurements. Significant fair value measures are subject to detailed analytics, management review and approval. We have an established model validation policy and program in place that covers all models used to generate fair value measurements. This model validation program ensures a controlled environment is used for the development, implementation, and use of the models, as well as for change procedures. Further, this program uses a risk-based approach to select models to be reviewed and validated by an independent internal risk group to ensure the models are consistent with their intended use, the logic within the models is reliable, and the inputs and outputs from these models are appropriate. Additionally, a wide array of operational controls are in place to ensure the fair value measurements are reasonable, including controls over the inputs into and the outputs from the fair value measurement models. For example, we back test the internal assumptions used within models against actual performance. We also monitor the market for recent trades, market surveys, or other market information that may be used to benchmark model inputs or outputs. Certain valuations will also be benchmarked to market indices when appropriate and available. We have scheduled model and/or input recalibrations that occur on a periodic basis, but will recalibrate earlier if significant variances are observed as part of the back testing or benchmarking noted above.

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

Results of Operations

Consolidated Results

Our net loss was $1.9 and $4.6 billion for the three and nine months ended September 30, 2008, respectively, compared to a net loss of $2.3 and $3.4 billion for the same periods in 2007. Our 2008 results were adversely affected by continued pressure in the United States housing markets and the foreign mortgage and capital markets in which we operate. These adverse conditions resulted in lower net interest margins, high provision for loan losses, lower loan production, realized losses on sales of mortgage loans, declines in fair value of our mortgage loans held for sale and trading securities portfolio and continued real estate investment impairments. As market conditions persist, particularly in the foreign markets, these unfavorable impacts on our results of operations may continue.

Our mortgage loan production was $11.9 and $50.8 billion for the three and nine months ended September 30, 2008, respectively, compared to $29.3 and $101.7 billion in the same periods in 2007. Our domestic loan production decreased $9.0 billion, or 44.4%, in the three months ended September 30, 2008 and $31.5 billion, or 40.1%, in the nine months ended September 30, 2008 compared to the same periods in 2007. Our international loan production decreased $8.4 billion, or 93.1%, in the three months ended September 30, 2008 and $19.4 billion, or 83.4%, in the nine months ended September 30, 2008 compared to the same periods in 2007. Our domestic loan production decreased due to declines in our nonprime, prime conforming, prime non-conforming and prime second-lien products, partially offset by an increase in government product. In the three months ended September 30, 2008, our prime conforming production significantly declined compared to the same period in 2007 due to the continued downward trend in the domestic mortgage origination market as a result of market conditions and tighter credit standards furthered by our closure of retail and wholesale channels. Our international production decreased significantly due to discontinued loan originations in the United Kingdom, Continental Europe, Latin America, Australia and on Canadian non-insured loans during the first half of 2008. We currently originate only prime conforming and government mortgages in the United States and high quality insured mortgages in Canada.

The following table summarizes our domestic mortgage loan production by product type:

	U.S. Mortgage Loan Production by Type
	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in millions)

Prime conforming	32,233	$6,766	64,116	$12,174	158,712	$34,390	180,882	$34,425
Prime non-conforming	537	250	13,985	4,993	4,079	1,838	83,712	27,798
Prime second-lien	1,199	86	23,546	1,440	11,147	872	116,710	6,472
Government	22,939	4,137	13,241	1,378	56,360	9,873	70,833	5,458
Nonprime	—	—	3,007	221	13	3	30,399	4,246

Total U.S. production	56,908	$11,239	117,895	$20,206	230,311	$46,976	482,536	$78,399

The following table summarizes our domestic mortgage loan production by purpose and interest rate type:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
		(In millions)

Purpose:
Purchase	$6,291	$9,409	$16,983	$29,544
Non-purchase	4,948	10,797	29,993	48,855

	$11,239	$20,206	$46,976	$78,399

Interest rate type:
Fixed rate	$10,107	$16,191	$42,180	$56,231
Adjustable rate	1,132	4,015	4,796	22,168

	$11,239	$20,206	$46,976	$78,399

The following table summarizes our domestic mortgage loan production by channel:

	U.S. Mortgage Loan Production by Channel
	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in millions)

Retail branches	8,419	$1,536	18,618	$2,878	37,971	$6,988	60,545	$9,391
Direct lending (other than retail branches)	6,266	1,060	20,402	2,227	30,308	5,400	80,166	8,753
Mortgage brokers	4,996	994	23,423	4,372	27,989	5,867	92,616	17,196
Correspondent lenders and secondary market purchases	37,227	7,649	55,452	10,729	134,043	28,721	249,209	43,059

Total U.S. production	56,908	$11,239	117,895	$20,206	230,311	$46,976	482,536	$78,399

The following table summarizes our international mortgage loan production:

	International Mortgage Loan Production
	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in millions)

United Kingdom	144	$32	22,192	$6,538	3,360	$882	58,629	$16,163
Continental Europe	158	41	10,230	1,941	3,408	893	28,890	5,427
Canada	2,621	484	2,035	414	8,723	1,705	6,636	1,281
Other	982	70	2,983	175	2,698	387	7,895	387

Total international production	3,905	$627	37,440	$9,068	18,189	$3,867	102,050	$23,258

The following table presents our consolidated results of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Net financing revenue	$118.1	$259.0	$363.4	$1,057.8
Loss on mortgage loans, net	(138.2)	(569.6)	(1,947.7)	(630.7)
Servicing fees	369.4	451.4	1,153.6	1,350.7
Servicing asset valuation and hedge activities, net	(260.8)	(123.4)	(36.2)	(577.3)

Net servicing fees	108.6	328.0	1,117.4	773.4
Other revenue	(138.8)	(397.7)	(76.3)	(125.3)
Provision for loan losses	(660.9)	(884.2)	(1,430.2)	(1,759.6)
Non-interest expense	(1,159.0)	(1,091.3)	(2,522.0)	(2,656.7)

Loss before income tax expense and minority interest	(1,870.2)	(2,355.8)	(4,495.4)	(3,341.1)
Income tax (expense) benefit	(4.9)	119.5	(88.1)	(16.2)

Loss before minority interest	(1,875.1)	(2,236.3)	(4,583.5)	(3,357.3)
Minority interest	(37.1)	(24.6)	(47.3)	(68.1)

Net loss	$(1,912.2)	$(2,260.9)	$(4,630.8)	$(3,425.4)

Net financing revenue was $118.1 million for the three months ended September 30, 2008 compared to $259.0 million for the same period in 2007, a decrease of $140.9 million, or 54.4%. Net financing revenue was $363.4 million for the nine months ended September 30, 2008 compared to $1.1 billion for the same period in 2007, a decrease of $694.4 million, or 65.6%. Our financing revenues and interest expense declined significantly due to declines in the average mortgage loan and lending receivable asset balances resulting from lower loan production beginning in 2007, the deconsolidation of $27.4 billion in securitization trusts in 2007 and the related decrease in average borrowings, the sale of our Resort Finance and healthcare businesses and the continued portfolio run-off. The decrease in financing revenues was further attributable to an increase in nonaccrual loans caused by higher delinquencies and a decrease in commercial lending yields primarily as a result of an increase in nonaccrual loans. The decrease in interest expense due to lower average borrowings was partially offset by higher funding rates due to unfavorable market conditions, resulting in lower advance rates on our funding facilities and an increase in our cost of funds related to our refinancing initiative completed during the second quarter of 2008 and on our unsecured debt due to the step-up in coupon resulting from ratings downgrades.

Loss on mortgage loans, net was $138.2 million and $1.9 billion for the three and nine months ended September 30, 2008, respectively, compared to $569.6 and $630.7 million for the same periods in 2007. Losses in the three months ended September 30, 2008 were curtailed by focusing loan originations and sales primarily on our prime conforming and government sponsored products. The significant losses in the remaining part of 2008 were primarily a result of the liquidation of mortgage loans in our International Business Group and distressed assets in our PIA business as part of liquidity initiatives. Also affecting the increased losses in the nine months ended September 30, 2008 was a decline in fair value of our mortgage loans that continue to be held for sale and commitments in certain foreign markets.

Net servicing fees were $108.6 million and $1.1 billion for the three and nine months ended September 30, 2008, respectively, compared to $328.0 and $773.4 million for the same periods in 2007. The decrease for the three months ended September 30, 2008 was primarily due to negative mortgage servicing valuations as a result of a projected increase in cost of servicing assets resulting from higher delinquencies and defaults. The large increase in the nine months ended September 30, 2008 was primarily due to slower prepayments speeds and a steeper overall yield curve in the first three months of 2008, resulting in a favorable valuation of our mortgage servicing rights and a positive impact on our hedging activity.

The following table sets forth the types of residential mortgage loans comprising our primary servicing portfolio for which we hold the corresponding mortgage servicing rights:

	U.S. Mortgage Loan Servicing Portfolio
	September 30,		December 31,
	2008		2007
	No. of	Dollar Amt	No. of	Dollar Amt
	Loans	of Loans	Loans	of Loans
	(Dollars in millions)

Prime conforming	1,568,986	$236,400	1,554,594	$227,460
Prime non-conforming	243,943	73,904	336,319	103,285
Prime second-lien	587,525	25,698	651,260	28,297
Government	217,681	26,865	180,453	19,454
Nonprime	261,061	29,078	349,696	40,105

Total primary servicing portfolio*	2,879,196	$391,945	3,072,322	$418,601

*	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 155,848 with an unpaid principal balance of $33.9 billion at September 30, 2008 and 205,019 with an unpaid principal balance of $44.3 billion at December 31, 2007.

Our international servicing portfolio was comprised of $34.1 and $43.1 billion of mortgage loans as of September 30, 2008 and December 31, 2007, respectively.

Other revenue was a loss of $138.8 and $76.3 million for the three and nine months ended September 30, 2008, respectively, compared to a loss of $397.7 and $125.3 million for the same periods in 2007. The decreases were largely driven by loss on investment securities, net, real estate related revenues, gain on extinguishment of debt and other losses, described by the following:

Loss on investment securities, net was $41.9 million for the three months ended September 30, 2008, compared to $332.5 million for the same period in 2007 and $575.8 million for the nine months ended September 30, 2008, compared to $349.1 million in the same period for 2007. Beginning in the third quarter of 2007 and continuing into 2008, we have experienced a significant decline in the fair value of mortgage-backed securities and residual interests that continue to be held through off-balance sheet securitizations. This was the result of increasing credit losses, rating agency downgrades, declines in value of underlying collateral, market illiquidity, and changes in discount rate assumptions. The decrease in losses during the three months ended September 30, 2008, compared to the same period last year was primarily due to lower negative valuation adjustments recorded on these retained interests. Impacting results for the three and nine months ended September 30, 2008 were favorable net fair value adjustments on collateralized debt obligations elected under SFAS No. 159 of $50.3 and $93.4 million, respectively.

Real estate related revenues, net decreased $48.5 and $326.7 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The decline was due to the continued

stress in the mortgage and capital markets and its affect on homebuilders, resulting in a significant decline in our real estate investments. This resulted in higher write-downs on lot option projects and model homes, increase in the loss on sale of model homes, declines in model home lease income and lot option fees and a decrease in equity earnings on real estate projects.

Gain on extinguishment of debt totaled $42.2 million and $1.2 billion for the three and nine months ended September 30, 2008, respectively. The gain recognized in the three months ended September 30, 2008 was due to GMAC’s contribution of the remaining ResCap notes it continued to hold which had been purchased previously in open market repurchase transactions. Gains of $616.4 and $510.2 million were recognized in the first half of 2008 resulting from the private debt tender and exchange offering completed during the second quarter of 2008 and GMAC’s contribution of ResCap notes that had been purchased previously in open market repurchase transactions, respectively.

Other loss was $64.7 and $425.4 million for the three and nine months ended September 30, 2008, respectively, compared to other income of $48.9 and $161.2 million in the same periods in 2007. This decrease related to net fair value adjustments on elected assets and related liabilities subsequent to the adoption of SFAS No. 159, resulting in negative impacts of $71.8 and $199.7 million in the three and nine months ended September 30, 2008, respectively. In addition, the sale of certain servicing advance receivables in accordance with a Receivable Factoring Facility entered into with GMAC Commercial Finance, LLC in the second quarter of 2008 resulted in losses of $25.1 and $113.0 million in the three and nine months ended September 30, 2008, respectively. An impairment of $255.0 million was recorded in the second quarter of 2008 related to the sale of our Resort Finance business to GMAC Commercial Finance, LLC.

Provision for loan losses was $660.9 million for the three months ended September 30, 2008, compared to $884.2 million for the same period in 2007 and $1.4 billion for the nine months ended September 30, 2008, compared to $1.8 billion for the same period in 2007. The decrease is primarily driven by the deconsolidation of $27.4 billion of mortgage loans held for investment in the third and fourth quarters of 2007 resulting in lower required allowance on a smaller portfolio. In addition, the adoption of SFAS No. 159 on January 1, 2008 decreased the required allowance for the majority of the remaining held for investment loans in financing securitizations. Offsetting these factors were increases in provision for loan losses within our International Business Group of $235.5 and $397.3 million in the three- and nine-month periods ended September 30, 2008, primarily caused by declines in mortgage loans held for investment credit quality in the United Kingdom and Continental Europe, including home price depreciation, higher delinquencies and increased severity and frequency assumptions. In addition, our PIA business experienced similar deterioration in mortgage loans held for investment credit quality as a result of the domestic market conditions. Our Business Capital Group also recognized an increase in specific reserves of $39.0 and $114.0 million in the three- and nine-month periods ended September 30, 2008 due to continued deteriorating market conditions in their commercial lending portfolio.

Total non-interest expense increased $67.7 million, or 6.2%, in the three months ended September 30, 2008 and decreased $134.7 million, or 5.1%, in the nine months ended September 30, 2008. Excluding the $454.8 million goodwill impairment recorded during the three months ended September 30, 2007, total non-interest expense increased $522.5 and $320.1 million in the three and nine months ended September 30, 2008 compared to the same periods in 2007. The increase in the three months ended September 30, 2008 was primarily attributable to an increase in unrealized and realized currency losses of $380.9 million resulting from the strengthening of the U.S. dollar against the Euro and U.K. sterling and our reduced hedging position caused by the limited availability of willing counterparties to enter into forward arrangements. A restructuring was announced during the third quarter of 2008 to further streamline the business, resulting in a charge of $76.2 million. In addition, we experienced an increase for the three- and nine-month periods ended September 30, 2008 in loan repurchase reserves of $170.8 and $74.3 million, respectively, due to credit deterioration in the loans eligible for repurchase and loss severity of repurchased loans. The captive reinsurance reserves increased by $31.8 and $67.3 million, respectively, due to anticipated mortgage issuance losses in excess of contractual amounts covered by primary insurers. Offsetting these factors was a decrease in compensation and benefits expense of $77.5 and $250.7 million for the three and nine months ended September 30, 2008, respectively, primarily due to employee staff reductions related to the restructuring plan announced in the fourth quarter of 2007 and lower commission expense from lower loan production.

Income tax expense increased $124.4 and $71.9 million in the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The increase is primarily due to the International Business Group no longer recognizing a tax benefit on net operating losses for most of its business units. A deferred tax valuation allowance was recorded in our International Business Group of $99.1 and $764.0 million in the three and nine months ended September 30, 2008, respectively, offset by a reduction in pre-tax earnings and tax expense in the International Business Group and GMAC Bank throughout 2008 as compared to 2007. The deferred tax valuation allowance recorded in 2008 was across the majority of International Business Group business units because of further declines in the international markets and the resulting likelihood that certain tax benefits will not be realized in future periods.

Minority interest represents the after-tax earnings of the automotive division of GMAC Bank.

Segment Results

Residential Finance Group

The following table presents the results of operations for the Residential Finance Group:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Net financing revenue	$45.5	$137.7	$176.7	$647.3
Gain (loss) on mortgage loans, net	44.1	(104.5)	316.9	(339.0)
Servicing fees	360.0	435.3	1,116.8	1,304.3
Servicing asset valuation and hedge activities, net	(250.4)	(122.0)	(19.8)	(574.7)

Net servicing fees	109.6	313.3	1,097.0	729.6
Other revenue	(41.8)	(47.6)	(298.3)	172.7
Provision for loan losses	(208.3)	(586.8)	(493.2)	(1,313.1)
Non-interest expense	(474.5)	(881.7)	(1,374.4)	(2,159.5)
Income tax benefit (expense)	25.4	(23.1)	22.4	(96.7)

Net loss	$(500.0)	$(1,192.7)	$(552.9)	$(2,358.7)

Residential Finance Group’s net loss was $500.0 and $552.9 million for the three and nine months ended September 30, 2008, respectively, compared to a net loss of $1.2 and $2.4 billion for the same periods in 2007. Residential Finance Group’s results reflect continued deterioration of the U.S. mortgage market, characterized by rising delinquencies, negative home price appreciation, an expanding inventory of foreclosed properties, and declining mortgage originations due to reduced product offerings and tighter credit standards. Higher projected servicing costs related to rising delinquencies reduced the value of mortgage servicing rights in the three months ended September 30, 2008, partially offset by slower than expected prepayment speeds. Our exposure to market conditions has been reduced by limiting 2008 production to primarily agency-eligible products, and continuing to reduce the balance sheet through asset sales and the deconsolidation of a portion of our financing securitizations in the second half of 2007. The implementation of our SFAS No. 159 elections on January 1, 2008 has resulted in lower volatility in the value of the mortgage loans held for investment portfolio, reflecting our true economic exposure related to certain financing securitizations. In response to lower expected market activity, we announced a restructuring plan on September 3, 2008 to streamline operations and refocus resources on strategic lending and servicing activities. This included the closing of our retail and wholesale channels in September 2008, and the pending sale of our GMAC Home Services unit.

Net financing revenue decreased $92.2 million, or 67.0%, for the three months ended September 30, 2008 and $470.6 million, or 72.7%, for the nine months ended September 30, 2008, compared to the same periods for 2007. These decreases are primarily due to a lower average mortgage loan portfolio resulting from the continuing strategy to reduce the balance sheet. This strategy included the deconsolidation of certain financing securitizations, significantly reducing the held for investment portfolio in the second half of 2007, the implementation of our

SFAS No. 159 elections on January 1, 2008, and the discontinuation and continued run-off of the non-agency, non-conforming portfolio. The held for investment portfolio has decreased from $50.1 billion at September 30, 2007 to $27.6 billion at December 31, 2007 to $21.6 billion at September 30, 2008. Loan production of $47.0 billion for the nine months ended September 30, 2008 decreased $31.4 billion from the same period in 2007. The decrease this year is primarily due to the changes in the business model eliminating the origination of non-agency, non-conforming products and the announced closing of the retail and wholesale channels. The government production increased from $5.5 to $9.9 billion over the same period. The held for sale portfolio decreased from $4.9 billion at December 31, 2007 to $1.7 billion at September 30, 2008. The decrease in the held for sale portfolio is primarily due to the decrease in the overall market, asset sales and the shift to conforming products. Third-party borrowings continued to decrease as a result of balance sheet reduction strategies and the ResCap debt restructuring initiative completed in June 2008.

Gain on mortgage loans, net increased $148.6 million for the three months ended September 30, 2008 and increased $655.9 million for the nine months ended September 30, 2008, compared to the same periods for 2007. In 2008, we experienced higher margins on sales due to the change in product mix to conforming and government sponsored products. In 2007, we experienced significant valuation losses on non-conforming and delinquent loans prior to transferring mortgage loans of $6.0 billion in unpaid principal balance from held for sale to held for investment in August 2007. These favorable variances were partially offset by lower production in 2008 and gains during the third quarter of 2007 relating to the deconsolidation of certain financing securitizations.

Net servicing fees decreased $203.7 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and increased $367.4 million for the nine months ended September 30, 2008 compared to the same periods in 2007. The decrease for the three months ended September 30, 2008 was primarily due to the impact of negative valuation from higher projected cost to service, associated with increasing delinquencies and defaults. The increase for the nine months ended September 30, 2008 was primarily due to slower prepayments speeds and a steeper overall yield curve in the first three months of 2008, resulting in a positive impact of our hedging activity and favorable valuation of our mortgage servicing rights. The increase was partially offset in the second and third quarters by negative valuation losses related to higher projected cost to service.

Other revenue increased $5.8 million for the three months ended September 30, 2008 and decreased $471.0 million for the nine months ended September 30, 2008, compared to the same periods in 2007. The increase for the three months ended September 30, 2008 was due to a reduction in fair value adjustments on home equity residuals and other investment securities as the three months ended September 30, 2007 included significant valuation losses resulting from underlying collateral performance. The three months ended September 30, 2008 increase also included lower market valuation losses on real estate owned due to lower balances following the deconsolidation of certain on-balance sheet securitizations in late 2007. These favorable increases were partially offset by negative net fair value adjustments on assets and liabilities where we elected fair value treatment under SFAS No. 159, lower commission income on real estate related revenues due to the slow down in the residential real estate market, an impairment charge related to the pending sale of our GMAC Home Services business and incurred losses on the sale of servicing advances under the factoring agreement. The decrease for the nine months ended September 30, 2008 was due to higher fair value losses in 2008 on home equity residuals and negative market valuations on subordinated bonds resulting from continued degradation of underlying collateral, rating agency downgrades, and liquidity concerns in the secondary markets. The decrease also included negative net fair value adjustments on assets and liabilities where we elected fair value treatment upon the adoption of SFAS No. 159, loss on the sale of servicing advances under the factoring agreement, lower commission income on real estate related revenues due to the slow down in the residential real estate market, and an impairment charge related to the pending sale of our GMAC Home Services business in the nine months ended September 30, 2008. These losses were partially offset by lower market valuation losses on real estate owned in 2008 due to lower real estate owned balances and the release of deferred tax service revenue related to the closure of the Home Connects business in the second quarter of 2008.

Provision for loan losses decreased $378.5 million, or 64.5%, for the three months ended September 30, 2008 and $819.9 million, or 62.4%, for the nine months ended September 30, 2008 compared to the same periods in 2007. The deconsolidation of certain financing securitizations in the second half of 2007 resulted in lower required allowance in 2008 on a smaller held for investment portfolio. The adoption and election of SFAS No. 159 in 2008 also decreased required allowance for the majority of the remaining held for investment loans in our financing securitization portfolio. All of our held for investment portfolios not recorded at market value, including the GMAC Bank held for investment portfolio, experienced increased delinquency and higher frequency and severity assumptions consistent with trends observed in the overall market.

Non-interest expenses decreased $407.2 million, or 46.2%, for the three months ended September 30, 2008 and $785.1 million, or 36.4%, for the nine months ended September 30, 2008 compared to the same periods in 2007. The decreases in non-interest expense are primarily due to impairment of goodwill in the third quarter of 2007 for $381.2 million. The decreases in non-interest expenses are also due to realization of restructuring efforts in 2007 and closing of branches in 2008 resulting in lower compensation and benefits expense of $68.5 and $219.4 million during the three and nine months ended September 30, 2008, compared to the same periods last year. These decreases were offset by an increase in representation and warranty and captive reinsurance reserves in the three and nine months ended September 30, 2008, compared to the same periods in 2007. The increase in the 2008 representation and warranty reserves was mostly due to lower required reserves in the three months ended September 30, 2007 as a result of favorable frequency assumption movements in 2007, as well as, continued deterioration of loans eligible for repurchase and loss severity of repurchased loans in 2008. The increases in the captive reinsurance reserve for the three and nine months ended September 30, 2008, result from anticipated mortgage insurance losses greater than the contractual amounts covered by the primary mortgage insurers.

Business Capital Group

The following table presents the results of operations for the Business Capital Group:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Net financing revenue	$(20.6)	$22.7	$(45.5)	$88.7
Other revenue	(92.7)	(78.2)	(521.7)	9.1
Provision for loan losses	(116.8)	(92.4)	(211.7)	(149.8)
Non-interest expense	(23.5)	(24.9)	(63.1)	(62.5)
Income tax benefit	0.6	0.9	1.0	0.5

Net loss	$(253.0)	$(171.9)	$(841.0)	$(114.0)

Business Capital Group’s net loss was $253.0 and $841.0 million for the three and nine months ended September 30, 2008, respectively, compared to a net loss of $171.9 and $114.0 million for the same periods in 2007. These decreases were primarily due to lower net financing revenue, lower real estate related revenues and higher provision for loan losses.

Net financing revenue decreased $43.3 million, or 190.6%, in the three months ended September 30, 2008 and decreased $134.2 million, or 151.4%, in the nine months ended September 30, 2008 compared to the same periods in 2007. Interest income decreased primarily due to a decrease in the average yield on lending receivables caused by a decrease in indices used to price lending receivables and a significant increase in the number of nonaccrual loans compared to the same periods in 2007. In addition, interest income decreased due to the decline of construction, healthcare and resort lending receivables. The healthcare lending business was sold during the third quarter of 2007 and the Resort Finance business was sold during the three months ended September 30, 2008. As of September 30, 2008, lending receivables were $1.7 billion, a decrease of $2.7 billion, or 60.4%, compared to the same period in 2007. A decrease in interest expense partially offset the decrease in net interest income primarily due to lower borrowings related to the decline in lending receivables.

Other revenue decreased $14.5 and $530.8 million in the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Revenues generated on real estate investments were lower due to market pressure, nonperforming investments and impairment on lot option projects, model homes, and equity investments. As of September 30, 2008, real estate investments totaled $678.7 million, a decrease of 53.1% compared to the same period in 2007. As a result, model home lease income and lot option fees decreased by $27.9 and $85.8 million in the three and nine months ended September 30, 2008 compared to the same periods in 2007. Impairments on lot option projects and model homes decreased by $49.2 million and increased by $93.3 million in the three and nine months ended September 30, 2008. Loss on sale of model homes increased $37.0 and $48.2 million in the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily driven by loss on sale of model home assets to Cerberus in the three months ended September 30, 2008. In addition, income from equity investments decreased by $3.9 million and $46.9 million in the three and nine months ended September 30, 2008, compared to the same periods in 2007, due to impairments on entity level equity assets. Other income also decreased due to a loss of $255.0 million, which resulted from the SFAS No. 144 held for sale impairment of the Resort Finance business in the second quarter of 2008.

Provision for loan losses increased $24.4 and $61.9 million in the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. These increases were primarily due to additional specific reserves recorded during the three and nine months ended September 30, 2008 against a number of distressed loans within the real estate lending portfolio due to continued deteriorating market conditions.

International Business Group

The following table presents the results of operations for the International Business Group:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Net financing revenue	$(29.1)	$21.5	$7.8	$81.2
Loss on mortgage loans, net	(170.5)	(462.5)	(1,734.6)	(280.2)
Servicing fees	9.4	16.7	37.2	47.7
Servicing asset valuation and hedge activities, net	(10.4)	(1.4)	(16.4)	(2.6)

Net servicing fees	(1.0)	15.3	20.8	45.1
Other revenue	(17.7)	(53.2)	(193.2)	(22.9)
Provision for loan losses	(257.9)	(22.4)	(442.3)	(45.0)
Non-interest expense	(155.4)	(158.4)	(404.2)	(347.8)
Income tax (expense) benefit	(6.2)	161.7	(100.2)	131.4

Net loss	$(637.8)	$(498.0)	$(2,845.9)	$(438.2)

International Business Group’s net loss was $637.8 million and $2.8 billion for the three and nine months ended September 30, 2008, respectively, compared to net losses of $498.0 and $438.2 million for the same periods in 2007. The three months ended September 30, 2008 results were impacted by further deterioration in market conditions in the United Kingdom, Spain and Germany. These conditions include lower market prices for mortgages loans, falling values for residential real estate and increasing delinquency rates on mortgage loans in our portfolio. These deteriorating conditions have been the primary drivers of unfavorable fair value adjustments on our mortgage loans held for sale and significant additional provision for loan losses on our mortgage loans held for investment.

Net financing revenue decreased $50.6 million in the three months ended September 30, 2008 and decreased $73.4 million in the nine months ended September 30, 2008 compared to the same periods in 2007. The decreases in net financing revenue are primarily due to our cost of funds increasing more rapidly than yields on our assets and an overall increase in borrowings. Asset yields continue to decline as a result of increasing nonaccrual loans. Cost of funds increased due to the widening of spreads on asset backed commercial paper and the reliance on other more expensive sources of funding.

Loss on mortgage loans, net was $170.5 million and $1.7 billion in the three and nine months ended September 30, 2008, respectively, compared to losses of $462.5 and $280.2 million in the same periods in 2007. The three months ended September 30, 2008 losses are mainly attributable to the lower observed prices for mortgage loans in the United Kingdom. The significant losses in the third quarter of 2007 and throughout 2008 were primarily a result of the sale or decreased valuation of mortgage loans due to depressed prices and weak market conditions.

Net servicing fees decreased $16.3 million in the three months ended September 30, 2008 and $24.3 million in the nine months ended September 30, 2008 compared to the same periods in 2007. The decreases are due primarily to the changes in valuation of the servicing asset in 2008 as a result of an increase in discount rate assumptions to reflect market conditions and, in the three months ended September 30, 2008, the impact of the obligation to repurchase loans pursuant to our servicing agreements in the Netherlands.

Other revenues increased $35.5 million in the three months ended September 30, 2008 and decreased $170.3 million in the nine months ended September 30, 2008 compared to the same periods in 2007. The changes in other revenue for both periods were primarily a result of unfavorable fair value adjustments recorded on our trading securities portfolio since the third quarter of 2007 due to increases in discount rate assumptions used to value the portfolio. For the three months ended September 30, 2008, the 2007 valuation losses were more severe due to the rapidly deteriorating market conditions increasing discount rate assumptions. For the nine months ended September 30, 2008, the decrease was driven by the unfavorable fair value adjustments recorded in our trading securities and an increase in losses recognized on residential real estate.

Provision for loan losses increased $235.5 million in the three months ended September 30, 2008 and $397.3 million in the nine months ended September 30, 2008 compared to the same periods in 2007. The increases in provision are primarily due to declining home prices in the United Kingdom and continued increases in mortgage loan delinquencies in Germany, Spain and United Kingdom.

Non-interest expenses decreased $3.0 million in the three months ended September 30, 2008, and increased $56.4 million in the nine months ended September 30, 2008, compared to the same periods in 2007. The decrease in the three months ended was primarily related to reduced compensation expense as a result of restructuring efforts executed earlier in the year and goodwill impairment recognized in the three months ended September 30, 2007 substantially offset by a reserve recorded in the three months ended September 30, 2008 for certain loan repurchase obligations in the United Kingdom. The increase in the nine months ended September 30, 2008 is primarily due to restructuring charges and the reserve for repurchase obligations recorded in the United Kingdom offset by the goodwill impairment recognized in the three months ended September 30, 2007.

Income tax expense was $6.2 million compared to a benefit of $161.7 million in the three months ended September 30, 2008. For the nine months ended September 30, 2008, income tax expense was $100.2 million compared to a benefit of $131.4 million for the same period in 2007. These increases in expense were primarily the result of the discontinued recording of tax benefits related to operating losses. During the first half of 2008, management performed a review of the deferred tax assets by country and concluded a full valuation allowance should be recorded for the majority of our business units. The deferred tax valuation allowance recorded was $99.1 and $764.0 million in the three and nine months ended September 30, 2008, respectively.

Corporate and Other

The following table presents the results of operations for Corporate and Other:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Net financing revenue	$122.2	$77.2	$224.5	$240.6
Loss on mortgage loans, net	(11.8)	(2.6)	(530.0)	(11.6)
Other revenue	13.5	(219.4)	936.4	(285.3)
Provision for loan losses	(77.9)	(182.6)	(283.0)	(251.7)
Non-interest expense	(505.6)	(26.3)	(680.3)	(86.9)
Income tax expense	(24.7)	(20.0)	(11.3)	(51.5)

Loss before minority interest	(484.3)	(373.7)	(343.7)	(446.4)
Minority interest	(37.1)	(24.6)	(47.3)	(68.1)

Net loss	$(521.4)	$(398.3)	$(391.0)	$(514.5)

Corporate and Other represents our business operations outside of our three reportable operating segments and includes the leasing and financing activities of the automotive division of GMAC Bank. The results of the automotive division of GMAC Bank are removed from our net income through minority interest. Corporate and Other also includes certain holding company activities and other adjustments to conform the reportable segment information to our consolidated results. As of June 30, 2008, we have included our PIA business operation into Corporate and Other. The PIA business operation previously was reported as part of the Residential Finance Group segment. Its business operations primarily represent the loan portfolio management of our previously purchased distressed assets strategy as well as certain other nonperforming assets.

Corporate and Other’s net loss was $521.4 and $391.0 million for the three and nine months ended September 30, 2008, respectively, compared to a net loss of $398.3 and $514.5 million for the same periods in 2007. Results in 2008 were significantly impacted by losses incurred from the sale of distressed assets in our PIA business, foreign currency losses resulting from the strengthening of the U.S. dollar against the Euro and U.K. sterling, restructuring costs for severance and lease terminations associated with the restructuring plan announced in the third quarter of 2008, and professional expenses associated with the debt tender and exchange offers completed in the second quarter of 2008. Offsetting these items were gains recorded on the extinguishment of debt as a result of GMAC’s open market repurchase (“OMR”) of our debt and subsequent forgiveness and the debt tender and exchange initiatives undertaken in the second quarter of 2008, including the settlement of $1.8 billion of debt through a “modified Dutch auction” tender offer.

Net financing revenue increased $45.0 million for the three months ended September 30, 2008 and decreased $16.1 million for the nine months ended September 30, 2008 compared to the same periods in 2007. The automotive division of GMAC Bank represents $27.1 million of the increase and $6.9 million of the decrease for the three and nine months ended September 30, 2008, respectively. The $27.1 million increase is primarily due to increased interest and operating lease income earned by the automotive division due to a $2.4 billion increase in lending and retail automotive receivables from September 30, 2007. The $6.9 million decrease is primarily due to the automotive division’s $92.0 million impairment of investment in operating leases during the second quarter of 2008, substantially offset by higher interest and operating lease income.

Loss on mortgage loans, net increased $9.2 and $518.4 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The losses in 2008 are primarily the result of a significant increase in sales of our distressed assets in our PIA business. The business completed whole loan sales of $2.0 billion of unpaid principal balance in 2008 for a loss of $522.9 million compared to a loss on mortgage loans sold of $21.9 million over the same period in 2007.

Other revenue increased $232.9 million and $1.2 billion for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The increase for the three months ended September 30, 2008 was due to gains on extinguishment of debt of $42.2 million in the third quarter of 2008 resulting from the forgiveness by GMAC of $92.8 million in ResCap unsecured notes previously acquired through the OMR and write-downs recorded during the third quarter of 2007 related to the fair value of residual interests held by our PIA business. For the nine months ended September 30, 2008, the increase was primarily due to gains on extinguishment of debt of $1.2 billion. This included gains of $552.4 million related to the OMR and subsequent forgiveness of ResCap unsecured notes completed by GMAC in the first three quarters of 2008, and gains of $616.4 million related to the debt tender and exchange offers completed in the second quarter of 2008.

Provision for loan losses decreased $104.7 million for the three months ended September 30, 2008 and increased $31.3 million for the nine months ended September 30, 2008 compared to the same periods in the prior year. The decrease for the three months ended September 30, 2008 results primarily from the SFAS No. 159 fair value election on January 1, 2008, resulting in lower provision expense on a smaller held for investment portfolio subject to provision in our PIA business and higher losses taken in the third quarter of 2007 by PIA as compared to the same period in 2008 due to the significant deterioration in the marketplace at that time resulting in higher increases in frequency and severity. For the nine months ended September 30, 2008, the increase was primarily due to increased levels of frequency and severity experienced in the PIA loan portfolio, partially offset by the decrease in provision during 2008 related to the implementation of SFAS No. 159 election.

Non-interest expenses increased $479.3 million for the three months ended September 30, 2008 and $593.4 million for the nine months ended September 30, 2008 compared to the same periods in 2007. These increases in the three- and nine-month periods ended September 30, 2008 were primarily due to a significant increase in unrealized and realized currency losses of $355.8 and $310.8 million, respectively, resulting from the strengthening U.S. dollar against the Euro and U.K. sterling and our reduced hedging position caused by the limited availability of willing counterparties to enter into forward arrangements; restructuring costs of $76.2 million for severance and lease terminations; and professional fees of $164.6 million, primarily due to costs associated with the debt tender and exchange offers completed in the second quarter of 2008.

Asset Quality

Allowance for Loan Losses

The deterioration of the domestic and international housing markets has continued into the three- and nine- month periods ended September 30, 2008. Our mortgage loans held for investment credit quality has experienced significant declines due to home price depreciation and higher delinquencies resulting in increased frequency and severity assumptions. Although our September 30, 2008 allowance for loan loss related to the mortgage loans held for investment has significantly decreased since September 30, 2007 due to a reduction in our mortgage loans held for investment portfolio, our remaining mortgage loans held for investment, subject to allowance for loan losses, did experience increased levels of delinquencies, including our prime products.

We have reduced our mortgage loans held for investment portfolio primarily through reduced loan production as a result of the continued downward trend in the domestic mortgage origination market due to market conditions and tighter credit standards as well as asset sales in our international business and PIA groups and our closure of retail and wholesale channels through our restructuring initiatives. In addition, the fair value election under SFAS No. 159 on approximately $10.5 billion of mortgage loans held for investment effective January 1, 2008, eliminated the need for loss reserves against these assets.

Our remaining mortgage loans held for investment portfolio experienced increased delinquencies in our nonprime product portfolios throughout the last half of 2007 and throughout 2008, which extended into our prime non-conforming and prime second-lien products in the second quarter of 2008. In the three months ended September 30, 2008, we experienced significant deterioration in the prime non-conforming and prime second-lien products as well as prime conforming product where we recognized higher frequency and severity assumptions across all of our portfolios, including GMAC Bank. As a result, we recognized $533.5 million of provision for loan losses on our mortgage loans held for investment in the three months ended September 30, 2008.

Our lending receivables have also incurred further deterioration in credit quality throughout 2008, most substantially in the three months ended September 30, 2008. For this three month period, $119.0 million of provision for loan losses were recognized, primarily driven by specific provisions recorded against a number of distressed loans due to continued deteriorating market conditions.

The following table summarizes the activity related to the allowance for loan losses for the three months ended September 30, 2008 and 2007:

	Mortgage Loans
	Held for	Lending
	Investment	Receivables	Other	Total
	(In thousands)

Balance at June 30, 2008	$637.9	$485.1	$35.5	$1,158.5
Provision for loan losses	533.5	119.0	8.4	660.9
Charge-offs	(206.0)	(24.8)	(7.1)	(237.9)
Recoveries	10.1	14.6	2.0	26.7
Resort Finance sale to GMAC Commercial Finance(a)		(27.3)		(27.3)

Balance at September 30, 2008	$975.5	$566.6	$38.8	$1,580.9

Balance at June 30, 2007	$1,695.6	$274.1	$29.2	$1,998.9
Provision for loan losses	787.5	93.4	3.3	884.2
Charge-offs	(452.8)	(50.0)	(2.7)	(505.5)
Recoveries	10.4	8.4	1.5	20.3
Reduction of Allowance due to deconsolidation(b)	(306.5)	—		(306.5)

Balance at September 30, 2007	$1,734.2	$325.9	$31.3	$2,091.4

(a)	In the third quarter of 2008, the Resort Finance sale was completed to GMAC Commercial Finance. Upon completion, $27.3 million of allowance for loan losses was removed from the consolidated balance sheet.

(b)	During the three months ended September 30, 2007, we completed the sale of residual cash flows related to a number of on-balance sheet securitizations. We completed the approved actions to cause the securitization trusts to satisfy the qualifying special purpose entity (or “QSPE”) requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). These actions resulted in the deconsolidation of various securitization trusts and the removal of $5.1 billion in mortgage loans held for investment, net of the related allowance for loan loss of $306.5 million, $5.2 billion of collateralized borrowings, capitalization of $33.3 million of mortgage servicing rights and gains on sale totaling $88.2 million in the third quarter of 2007.

The following table summarizes the activity related to the allowance for loan losses for the nine months ended September 30, 2008 and 2007:

	Mortgage Loans
	Held for		Lending
	Investment		Receivables	Other	Total
	(In millions)

Balance at January 1, 2008	$832.3		$485.2	$33.3	$1,350.8
Reduction to allowance due to fair value option election(a)	(489.0)		—	—	(489.0)
Provision for loan losses	1,157.9		257.3	15.0	1,430.2
Charge-offs	(556.7)		(164.9)	(16.3)	(737.9)
Recoveries	31.0		16.3	6.8	54.1
Resort Finance sale to GMAC Commercial Finance(b)	—		(27.3)	—	(27.3)

Balance at September 30, 2008	$975.5		$566.6	$38.8	$1,580.9

Balance at January 1, 2007	$1,508.4		$396.6	$25.8	$1,930.8
Provision for loan losses	1,436.3		313.5	9.8	1,759.6
Charge-offs	(943.9)		(393.1)	(8.0)	(1,345.0)
Recoveries	39.9		8.9	3.7	52.5
Reduction to allowance due to deconsolidation(c)	(306.5)		—	—	(306.5)

Balance at September 30, 2007	$1,734.2		$325.9	$31.3	$2,091.4

Allowance as a percentage of total related asset class:
September 30, 2008	3.53	%(d)	7.97%	1.13%	4.14%
December 31, 2007	1.97%		5.46%	1.06%	2.49%
September 30, 2007	2.85%		3.72%	1.42%	2.92%

(a)	See Note 16 — Fair Value — $489.0 million of allowance for loan losses was removed upon SFAS No. 159 adoption.

(b)	In the third quarter of 2008, the Resort Finance sale was completed to GMAC Commercial Finance. Upon completion, $27.3 million of allowance for loan losses was removed from the consolidated balance sheet.

(c)	During the three months ended September 30, 2007, we completed the sale of residual cash flows related to a number of on-balance sheet securitizations. We completed the approved actions to cause the securitization trusts to satisfy the qualifying special purpose entity (or “QSPE”) requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). These actions resulted in the deconsolidation of various securitization trusts and the removal of $5.1 billion in mortgage loans held for investment, net of the related allowance for loan loss of $306.5 million, $5.2 billion of collateralized borrowings, capitalization of $33.3 million of mortgage servicing rights and gains on sale totaling $88.2 million in the third quarter of 2007.

(d)	As of September 30, 2008, $9.2 billion of unpaid principal balance is recorded at a fair value of $2.2 billion under SFAS No. 159 with no related allowance for loan losses. These loans have been excluded from this calculation.

As of September 30, 2008, our mortgage loans held for investment portfolio, not held at fair value, had an unpaid principal balance, net of premium and discounts of $27.6 billion. Our nonprime product represented 17.9% of our portfolio while our prime non-conforming and prime second-lien loan products represented 78.5% of our portfolio. As of December 31, 2007, our mortgage loans held for investment portfolio, prior to the adoption of our SFAS No. 159 election, had an unpaid principal balance, net of premium and discounts of $42.2 billion. Our nonprime product represented 40.1% of our portfolio while our prime non-conforming and prime second-lien loan products represented 56.9% of our portfolio. As a result, we have significantly mitigated our exposure to the nonprime product throughout 2008, which resulted in increased exposure, as a percentage of our portfolio, to prime non-conforming and prime second-lien products.

As a result of the overall increase in delinquencies throughout 2008, and most significantly in the three months ended September 30, 2008, we increased our allowance coverage from 2.85% as of September 30, 2007 and 2.22% as of June 30, 2008 to 3.53% as of September 30, 2008. These allowance coverage percentages are based off the allowance for loan losses related to mortgage loans held for investment, excluding those loans held at fair value, as a percentage of the unpaid principal balance, net of premium and discounts. The reduction in allowance coverage from September 30, 2007 to June 30, 2008 resulted from the significant decrease in our exposure to nonprime mortgage loans and our fair value election under SFAS No. 159. The significant increase in allowance coverage from June 30, 2008 to September 30, 2008 was a direct result of significant increases in delinquencies and volume of foreclosures as well as a reflection of increased frequency and severity assumptions across all product categories, including our prime conforming product.

In addition to substantial deterioration in credit quality of our lending receivables, during the three months ended September 30, 2008, the allowance as a percentage of total lending receivables increased as a result of the completion of the Resort Finance sale to GMAC Commercial Finance. Approximately, $1.5 billion in lending receivables was sold with a related $27.3 million of allowance for loan loss, or allowance coverage of 1.9% of the Resort Finance lending receivables.

The following table sets forth the types of mortgage loans held for investment, excluding those loans held at fair value, that comprise the dollar balance and the percentage component of allowance for loan losses:

	Allowance for Loan Losses
	As of September 30,
	2008	2007	2008	2007
	($ in millions)

Prime conforming	$21.9	$5.2	2.62%	0.42%
Prime non-conforming	440.3	69.2	2.60	0.48
Prime second-lien	147.4	149.1	3.11	1.93
Government	2.0	1.0	1.40	0.56
Nonprime	363.9	1,509.7	7.36	4.07

Total	$975.5	$1,734.2	3.53%	2.85%

Increased foreclosures, home price depreciation, and other market factors have driven increases in frequency and severity of loss. Our net charge-offs of mortgage loans held for investment totaled $195.9 million for the three months ended September 30, 2008, compared to $442.4 million for the same period of 2007, and $190.1 million for the three months ended June 30, 2008. Annualized net charge-offs represent 2.10% of total mortgage loans held for investment unpaid principal balance as of September 30, 2008, 2.91% as of September 30, 2007, and 1.98% as of June 30, 2008. Foreclosures pending as a percentage of unpaid principal balance, net of discounts and fair value adjustment, have increased to 6.94% as of September 30, 2008 compared to 4.72% as of September 30, 2007.

The decrease in mortgage loans held for investment net charge-offs, as compared to the same period of 2007, is largely attributable to the adoption of our SFAS No. 159 election. The loans that are carried at fair value are not charged off through the allowance for loan losses. Instead, the loss is realized through other income as a component of fair value measurement. The increase in mortgage loans held for investment, net charge-offs, as compared to the three months ended June 30, 2008 is a component of two offsetting factors. In the second quarter of 2008, loans with an unpaid principal balance of $2.3 billion were transferred to mortgage loans held for sale resulting in a release of the allowance through charge-offs prior to transfer, at carrying value, and the subsequent valuation adjustment as mortgage loans held for sale. For the three months ended September 30, 2008, the net charge-offs were driven by an increased number of loans being reclassified to repossessed or foreclosed real estate and the severity of the charge-offs as loans entered into repossession or foreclosure.

Our net charge-offs of lending receivables totaled $10.2 million for the three months ended September 30, 2008, compared to $41.6 million for the three months ended September 30, 2007, and $40.2 million for the three months ended June 30, 2008 The significant decline of our lending receivable net charge-offs for the three months ended September 30, 2008 as compared to the three months ended periods of September 30, 2007 and June 30, 2008 was a result of a $14.0 million recovery within warehouse lending.

The following table summarizes the net charge-off information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)

Mortgage loans:
Prime conforming	$(4.8)	$(1.3)	$(15.2)	$(2.4)
Prime non-conforming	(65.0)	(20.9)	(131.4)	(33.2)
Prime second-lien	(50.8)	(63.8)	(99.2)	(123.4)
Government	(0.6)	(0.1)	(1.0)	(0.1)
Nonprime	(74.7)	(356.3)	(278.9)	(744.9)
Lending receivables:
Construction	(7.3)	(12.0)	(128.5)	(12.0)
Warehouse	(2.7)	(9.3)	(20.1)	(351.9)
Other	(0.2)	(20.3)	—	(20.3)
Other	(5.1)	(1.2)	(9.5)	(4.3)

Total net charge-offs	$(211.2)	$(485.2)	$(683.8)	$(1,292.5)

The deteriorating domestic housing market has also impacted our investment in real estate within the Business Capital Group. Affordability, tightening credit standards, and mortgage market illiquidity have depressed home sales. As a result, we recorded impairment charges on our business lending model home and land contract portfolios of $48.9 million for the three months ended September 30, 2008. This compares to impairment charges on these portfolios of $78.5 million for the three months ended June 30, 2008 and $98.2 million for the three months ended September 30, 2007.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans and foreclosed assets. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 and 90 days past due, respectively, or when the timely collection of the principal of the loan, in whole or in part, is doubtful.

Delinquency and nonaccrual levels related to mortgage loans held for investment and lending receivables increased when compared to the period ending June 30, 2008 and decreased when compared to the period ending September 30, 2007. Mortgage loans past due 60 days or more increased to 16.1% of the total unpaid principal balance as of September 30, 2008, from 14.6% as of June 30, 2008. Lending receivables past due 90 days or more increased to 21.8% of total lending receivables as of September 30, 2008, from 11.6% as of June 30, 2008. This delinquency deterioration in nonperforming assets resulted from increased mortgage loans past due 60 days or more in our prime conforming, prime non-conforming, and prime second-lien products in our mortgage loans held for investment as well as increased lending receivables past due 90 days or more, primarily first lien construction loans, in our commercial real estate portfolio.

Nonperforming assets unpaid principal balance consisted of the following:

	September 30,	December 31,	September 30,
	2008	2007	2007
	(In millions)

Nonaccrual loans:
Mortgage loans:
Prime conforming	$140.7	$84.7	$74.2
Prime non-conforming	1,935.6	908.0	668.9
Prime second-lien	419.6	233.2	197.3
Government	74.6	79.8	78.2
Nonprime*	3,355.2	4,040.2	7,538.3
Lending receivables:
Construction**	1,414.6	550.2	324.0
Warehouse	102.5	70.8	112.4
Commercial business	34.5	10.0	—
Other	0.3	0.4	0.1

Total nonaccrual loans	7,477.6	5,977.3	8,993.4
Restructured loans	124.9	32.1	60.2
Foreclosed assets	893.6	1,115.5	1,601.3

Total nonperforming assets	$8,496.1	$7,124.9	$10,654.9

Total nonaccrual loans as a percentage of total mortgage loans held for investment and lending receivables	16.8%	11.7%	12.9%

Total nonperforming assets as a percentage of total consolidated assets	12.8%	8.1%	9.3%

*	Includes $303.0 million as of September 30, 2008, $1.1 billion as of December 31, 2007 and $2.1 billion as of September 30, 2007 of loans that were purchased distressed and already in nonaccrual status. In addition, includes $126.8 million as of September 30, 2008, $15.7 million as of December 31, 2007 and $24.4 million as of September 30, 2007 of nonaccrual loans that are not included in “Restructured loans.”

**	Includes $82.2 million as of September 30, 2008, $47.2 million as of December 31, 2007 and $23.9 million as of September 30, 2007 of nonaccrual restructured loans, that are not included in “Restructured loans.”

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

If the modification was deemed temporary, our modified loans remained nonaccrual loans and retained their past due delinquency status even if the borrower has met the modified terms. If the modification was deemed permanent, the loan is returned to current status if the borrower complies with the new loan terms. As of September 30, 2008, permanent modifications of on-balance sheet mortgage loans held for investment and subject to allowance for loan loss per SFAS No. 5, includes approximately $189.8 million of unpaid principal balance.

The following table summarizes the delinquency information for our mortgage loans held for investment portfolio:

	As of September 30, 2008		As of December 31, 2007		As of September 30, 2007
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars in millions)

Current	$30,001.2	80.5%	$35,557.7	82.6%	$48,845.8	79.7%
Past due:
30 to 59 days	1,287.0	3.4	1,784.3	4.1	3,251.7	5.3
60 to 89 days	806.0	2.2	946.4	2.2	1,563.0	2.5
90 days or more	2,442.8	6.6	2,178.5	5.1	3,406.3	5.6
Foreclosures pending	2,069.3	5.5	1,845.8	4.3	2,867.8	4.7
Bankruptcies	664.9	1.8	735.4	1.7	1,329.6	2.2

Total unpaid principal balance	37,271.2	100.0%	43,048.1	100.0%	$61,264.2	100.0%

Net (discounts) premiums	(525.4)		(885.5)		(492.2)
SFAS No. 159 fair value adjustment	(6,928.1)		—		—
Allowance for loan losses	(975.5)		(832.3)		(1,734.2)

Total	$28,842.2		$41,330.3		$59,037.8

As of September 30, 2008, we continue to hold mortgage loans that have features that expose us to credit risk and thereby could result in a concentration of credit risk. We currently originate only prime conforming and government mortgages in the United States and high quality insured mortgages in Canada which reduces our overall exposure to products which increase our credit risk. These loan products include interest-only mortgage loans (classified as prime conforming or non-conforming for domestic production and prime non-conforming or nonprime for international production), payment option adjustable rate mortgage loans (prime non-conforming), high loan-to-value mortgage loans (nonprime) and below market initial rate mortgage loans (prime or nonprime). Our exposure related to these products recorded in mortgage loans held for sale and mortgage loans held for investment (unpaid principal balance) was as follows:

	Unpaid Principal Balance
	As of September 30,	As of December 31,
	2008	2007
	(In millions)

Mortgage Loans Held for Sale — Domestic
High loan-to-value (greater than 100%) mortgage loans	$2.6	$11.6
Payment option adjustable rate mortgage loans	64.9	1.1
Interest-only mortgage loans	221.9	663.2
Below market initial rate mortgage loans	—	243.7

Total	$289.4	$919.6

Mortgage Loans Held for Investment — Domestic
High loan-to-value (greater than 100%) mortgage loans	$2,440.6	$3,701.6
Payment option adjustable rate mortgage loans	1,362.7	1,689.6
Interest-only mortgage loans	9,969.9	11,448.7
Below market initial rate mortgage loans	820.6	489.3

Total	$14,593.8	$17,329.2

Mortgage Loans — Held for Sale and Investment — International
High loan-to-value (greater than 100%) mortgage loans	$1,545.8	$2,182.6
Payment option adjustable rate mortgage loans	—	—
Interest-only mortgage loans	3,036.5	6,170.1
Below market initial rate mortgage loans	—	—

Total	$4,582.3	$8,352.7

In circumstances when a loan has features such that it falls into multiple categories listed above it is classified to a category only once based on the following hierarchy: 1) High loan-to-value mortgage loans, 2) Payment option adjustable rate mortgage loans, 3) Interest-only mortgage loans and 4) Below market initial rate mortgage loans. We believe this hierarchy provides the most relevant risk assessment of our non-traditional products with the current declining home prices.

Our total production related to these products was as follows:

	Loan Production for the
	Nine Months Ended
	September 30,
	2008	2007
	(In millions)

High loan-to-value (greater than 100%) mortgage loans	$556.6	$2,319.8
Payment option adjustable rate mortgage loans	0.2	7,576.6
Interest-only mortgage loans	3,210.3	26,595.4
Below market initial rate mortgage loans	233.4	1,317.9

Total	$4,000.5	$37,809.7

The preceding tables exclude $0.9 and $1.7 billion of mortgage loans outstanding in the United Kingdom that have reduced introductory rates at September 30, 2008 and December 31, 2007, respectively. In addition, the preceding tables exclude United Kingdom mortgage loan production at reduced introductory rates of $0.3 and $2.0 billion for the nine months ended September 30, 2008 and September 30, 2007, respectively, and $3.5 billion for the year ended December 31, 2007. Offering a reduced introductory rate to borrowers is customary market practice in the United Kingdom and thus the interest rate would not be considered “below market.”

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

Liquidity and Capital Resources

Liquidity and Capital Management Highlights through September 30, 2008

In a continuing effort to improve our liquidity, while maintaining our capital structure and reducing our financial risk, we completed several initiatives in the third quarter of 2008.

•	During the second quarter of 2008, Cerberus committed to purchase certain assets at our option consisting of performing and nonperforming mortgage loans, mortgage-backed securities and other assets for net cash proceeds of $300.0 million. During the third quarter, the following transactions were completed with Cerberus:

-	On July 14 and 15, 2008, GMAC Mortgage LLC (“GMAC Mortgage”) agreed to sell securitized excess servicing on two populations of loans to Cerberus consisting of $13.8 billion in unpaid principal balance of Freddie Mac loans and $24.8 billion in unpaid principal balance of Fannie Mae loans, capturing $591.2 and $981.9 million of notional interest-only securities, respectively. The sales closed on July 30, 2008 with net proceeds of $175.1 million to ResCap.

-	On September 30, 2008, our Business Capital Group completed the sale of certain of its model home assets to MHPool Holdings LLC (“MHPool Holdings”), an affiliate of Cerberus, for cash consideration consisting of approximately $80.0 million, subject to certain adjustments, primarily relating to the sales of homes between June 30, 2008 and September 30, 2008, resulting in a net purchase price from MHPool Holdings of approximately $59.0 million. The purchase price is subject to further post-closing adjustments that are not expected to be material.

These transactions entered into between ResCap and Cerberus satisfy the previously announced commitment by Cerberus to purchase assets of $300.0 million.

•	On September 30, 2008, GMAC LLC contributed ResCap notes that it had previously purchased in open market transactions with a face amount of $92.8 million and a fair value of approximately $51.0 million. Accordingly, ResCap recorded a capital contribution to member’s interest for GMAC’s purchase price of $51.0 million and a gain of $42.2 million on extinguishment of debt representing the difference between the carrying value and GMAC’s fair market value purchase price. In addition, GMAC forgave $2.5 million of accrued interest related to these notes, increasing the total capital contribution to $53.5 million.

•	On September 30, 2008, GMAC also forgave debt outstanding of $101.5 million under the loan and security agreement (the “GMAC Secured MSR Facility”) with Residential Funding Corporation LLC (“RFC”) and GMAC Mortgage. The debt forgiveness reduces the overall GMAC Secured MSR Facility indebtedness. This facility was due to mature on October 17, 2008. Subsequent to September 30, 2008, the GMAC Secured MSR Facility matured and was renewed to May 1, 2009 with additional amendments to the original terms most notably the advance rates reduced from 85.0% to 76.6% and the reduction of the amount of GMAC’s lending commitment by $84.0 million as of October 17, 2008, with a subsequent commitment reduction of $84.0 million effective as of October 22, 2008, and further commitment reductions equal to any amounts of the outstanding indebtedness forgiven by GMAC, including the $101.5 million forgiven on September 30, 2008, as a contribution of capital to ResCap and its subsidiaries.

•	On July 31, 2008, ResCap and GMAC finalized the Resort Finance Sale Agreement (“Resort Sale”) pursuant to which GMAC Commercial Finance LLC (“GMACCF”) acquired 100% of ResCap’s Resort Finance business for a cash purchase price equal to the fair market value of the business. On June 3, 2008, we received an initial deposit of $250.0 million, representing estimated net proceeds related to this transaction. Upon final pricing and execution of the sale, we were required to repay a portion of the initial deposit to GMACCF in the amount of $153.9 million, representing the difference between the deposit we had received and the valuation, without regard to the Deferred Purchase Price.

•	Under the Receivables Factoring Facility (“Factoring Facility”), GMACCF has purchased an additional $167.3 million face amount of receivables in the third quarter ($753.6 million of purchases since June 17, 2008), with cash proceeds from the all sales to date totaling $640.6 million. We recorded a cumulative net loss for the nine months ended September 30, 2008 of $113.0 million related to these transactions.

On-going Liquidity and Capital Management Focus

Even with the implementation of the actions described above, we remain heavily dependent on our parent and affiliates for funding and capital support and there can be no assurance that our parent or affiliates will continue such actions.

We are highly leveraged relative to our cash flow and continue to recognize substantial losses resulting in a significant deterioration in capital. During the third quarter of 2008, our consolidated tangible net worth, as defined, fell below $1.0 billion, giving Fannie Mae the right to pursue certain remedies under the master agreement and contract between GMAC Mortgage, LLC and Fannie Mae. In light of the decline in our consolidated tangible net worth, as defined, Fannie Mae has requested additional security for some of our potential obligations under our agreements with them. We have reached an agreement in principle with Fannie Mae, under the terms of which we will provide them additional collateral valued at $200 million, and agree to sell and transfer the servicing on mortgage loans having an unpaid principal balance of approximately $12.7 billion, or approximately 9% of the total principal balance of loans we service for them. Fannie Mae has indicated that in return for these actions, they will agree to forbear, until January 31, 2009, from exercising contractual remedies otherwise available due to the decline in consolidated tangible net worth, as defined. Actions based on these remedies could have included, among other things, reducing our ability to sell loans to them, reducing our capacity to service loans for them, or requiring us to transfer servicing of loans we service for them. Management believes that selling the servicing related to the loans described above will have an incremental positive impact on our liquidity and overall cost of servicing, since we will no longer be required to advance delinquent payments on those loans. Meeting Fannie Mae’s collateral request will have a negative impact on our liquidity. Moreover, if Fannie Mae deems our consolidated tangible net worth, as defined, to be inadequate following the expiration of the forbearance period referred to above, and if Fannie Mae then determines to exercise their contractual remedies as described above, it would adversely affect our profitability and financial condition. There continues to be a risk that we will not be able to meet our debt service obligations, default on our financial debt covenants due to insufficient capital and/or be in a negative liquidity position in 2008. As a result, there is substantial doubt about our ability to continue operating as a going concern.

We actively manage our liquidity and capital positions and are continually working on initiatives to address our debt covenant compliance and liquidity needs, including debt maturing in the next twelve months and the identified risks and uncertainties. Our accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our initiatives include, but are not limited to, the following: continue to work with our key credit providers to optimize all available liquidity options; continued reduction of assets and other restructuring activities; focused production on government and prime conforming products, explore strategic alternatives such as alliances, joint ventures and other transactions with potential third-parties , pursuit of possible liquidity and capital benefits from the Troubled Asset Relief Program (“the TARP”) and continue to explore opportunities for funding and capital support from our parent and affiliates. Most of these initiatives are outside of our control resulting in an increased uncertainty as to their successful execution. There are currently no substantive binding contracts, agreements or understandings with respect to any particular transaction outside the normal course of business other than those disclosed in Note 18 — Subsequent Events.

If additional financing or capital were to be obtained from our parent, affiliates and/or third-parties, the terms may contain covenants that restrict our freedom to operate our business. Additionally, our ability to participate in any governmental investment program or the TARP, either directly or indirectly through our parent, is unknown at this time.

In light of our liquidity and capital needs, combined with volatile conditions in the marketplace, there is substantial doubt about our ability to continue as a going concern. If the parent no longer continues to support our capital or liquidity needs or we are unable to successfully execute our other initiatives, it would have a material adverse effect on our business, results of operations and financial position.

Liquidity Management

Our liquidity needs remain significant and we rely heavily on our ability to access capital markets and/or our parent and affiliates to provide financing. Our primary liquidity management objective remains intact and aims to maintain adequate, reliable access to liquidity across all market cycles and in periods of financial stress. Our liquidity needs are met through our access to:

•	Unrestricted Liquidity: We maintain a portfolio of money market instruments to support cash fluctuations, which we consider our unrestricted liquidity balance. As of September 30, 2008, our unrestricted liquidity position totaled $0.7 billion, as compared with $1.5 billion as of June 30, 2008 and $2.2 billion as of

December 31, 2007. We view our unrestricted liquidity as cash readily available to cover operating demands from across our business operations. Unrestricted liquidity differs from cash and cash equivalents of $6.9 billion in that unrestricted liquidity does not include cash balances within GMAC Bank LLC (“GMAC Bank”), operating cash maintained within business segments to cover timing related outflows, and cash set aside for reinvestment into the GMAC Senior Secured Credit Facility. Subsequent to September 30, 2008, the segregated GMAC Senior Secured Credit Facility operating cash balances, with the exception of those related to servicer advances, were transferred to GMAC as a result of an agreed upon amendment to the original loan agreement. Therefore, we paid down $146.7 million of GMAC Senior Secured Credit Facility debt upon entering into the amended agreement and we continue to make paydowns on GMAC Senior Secured Credit Facility debt as we receive cash proceeds related to the disposition of secured assets.

•	Short- and long-term financing: We have significant short- and long-term financing needs. We manage our liquidity by financing our assets in a manner consistent with their liquidity profile.

-	Short-term financing: We require short-term funding to finance our mortgage loans held for sale, lending receivables and various other liquid assets. As of September 30, 2008, the outstanding balance of short-term borrowings totaled $7.0 billion, as compared with $16.9 billion as of December 31, 2007.

-	Long-term financing: Our long-term financing needs arise primarily from our mortgage loans held for investment, mortgage servicing rights, real estate investments and assets used for over-collateralization of our funding conduits. Our long-term debt typically consists of collateralized borrowings in securitization trusts, unsecured debt, and junior and senior secured debt issued in the public debt capital markets.

The following table summarizes the maturity profile of our total borrowings as of September 30, 2008. Amounts represent the scheduled maturity of debt, assuming no early redemptions occur. For sources of liquidity without a stated maturity date (as is the case with uncommitted agreements), the maturities are assumed to occur within 2008.

									2016
									and
	2008	2009	2010	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)

Secured borrowings:
Borrowings from parent	$1,098.5	$—	$2,172.1	$—	$—	$—	$—	$—	$—	$3,270.6
Borrowings from affiliates	—	—	750.0	—	—	125.0	—	—	—	875.0
Collateralized borrowings in securitization trusts(a)	—	—	—	—	—	—	—	—	7,008.6	7,008.6
Other secured borrowings:
Senior secured notes	—	—	1,690.5	—	—	—	—	—	—	1,690.5
Junior secured notes	—	—	—	—	—	1,690.0	1,690.0	1,690.0	—	5,070.0
Secured aggregation facilities	2,587.3	387.7	—	—	—	—	—	—	—	2,975.0
Repurchasing agreements	16.2	670.8	—	—	—	—	—	—	—	687.0
FHLB advances	266.0	1,563.0	1,325.0	937.0	1,912.0	1,428.0	821.0	770.0	1,495.0	10,517.0
Mortgage servicing rights facilities	—	1,248.0	—	—	—	—	—	—	—	1,248.0
Servicing advances	—	700.0	—	—	—	—	—	—	—	700.0
Debt collateralized by mortgage loans	16.9	—	—	—	—	—	—	—	—	16.9
Other	—	—	—	—	—	—	—	—	335.7	335.7

Subtotal secured borrowings	3,984.9	4,569.5	5,937.6	937.0	1,912.0	3,243.0	2,511.0	2,460.0	8,839.3	34,394.3

Unsecured borrowings:
Senior unsecured notes — domestic	274.7	193.9	1,277.4	225.5	99.5	931.0	—	156.5	—	3,158.5
Senior unsecured notes — international	—	—	521.1	—	156.9	71.5	122.8	—	—	872.3
Subordinated unsecured notes	—	205.5	—	—	—	—	—	—	—	205.5
Medium-term unsecured notes — international	—	204.0	—	—	163.1	—	—	—	—	367.1
Other	197.1	93.0	7.0	—	3.2	—	—	—	—	300.3

Subtotal unsecured borrowings	471.8	694.4	1,805.5	225.5	422.7	1,002.5	122.8	156.5	—	4,903.7

Total Borrowings	$4,456.7	$5,265.9	$7,743.1	$1,162.5	$2,334.7	$4,245.5	$2,633.8	$2,616.5	$8,839.3	$39,298.0

(a)	Collateralized borrowings in securitization trusts: The principal on the debt securities is paid using cash flows from underlying collateral (mortgage loans). Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received and as such we elected to represent the full term of the securities in the 2016 and thereafter timeframe.

•	Sources of funding: The funding sources utilized are primarily determined by the type of asset financed and associated with a particular product or business. These sources of liquidity include:

-	Borrowings from parent and affiliates: In conjunction with June 2008’s global debt refinancing initiative, we continue our reliance on GMAC and its affiliates, General Motors Corporation (“GM”) and Cerberus, as sources of secured funding. There can be no assurances that our parent and affiliates will continue to undertake any such actions in the future.

GMAC is currently in discussions with the Federal Reserve for approval to become a bank holding company under the Bank Holding Company Act. As a bank holding company, GMAC would expect to have expanded opportunities for funding and access to capital. If GMAC submits an application and such application is approved, GMAC, and ourselves, would become subject to the consolidated supervision and regulation of the Federal Reserve, and would also be subject to the Federal Reserve’s risk-based and leverage capital requirements and information reporting requirements for bank holding companies. If GMAC were to become a bank holding company, GMAC Bank would continue to be subject to

Sections 23A and 23B of the Federal Reserve Act, which currently restrict GMAC Bank’s ability to lend to affiliates, purchase assets from them or enter into certain other affiliate transactions, including any entity that directly or indirectly controls or is under common control with GMAC Bank.

-	Unsecured and secured funding sources at the ResCap level: We have historically had access to the unsecured debt market to further diversify our funding sources. We had been unable to access the long-term debt markets due to our weakened credit ratings and corporate performance driven by the illiquidity of the capital markets. We do not expect our access to the unsecured debt market to return in the near future.

-	Third-party secured funding programs: A majority of our assets are pledged as collateral to support various funding programs provided by third-parties. As part of these funding programs, sources of funding have been developed in the mortgage and asset-backed securities markets. Also, we have obtained liquidity and long-term funding in the term securitization market for our held for investment mortgage loan portfolio.

-	Our ability to access the funding capacity of GMAC Bank: GMAC Bank provides us with another source of liquidity through its ability to accept deposits, to obtain Federal Home Loan Bank (“FHLB”) advances, to purchase federal funds and to access the Federal Reserve’s Discount Window and Term Auction Facility (“TAF”). The financing through the FHLB is uncommitted and requests for additional advances are evaluated by the FHLB at the time they are received. In July 2008, the Federal Deposit Insurance Corporation (“FDIC”) granted a ten year extension of GMAC Bank’s current ownership. On September 11, 2008, GMAC Bank was granted access to the Federal Reserve’s Discount Window and TAF. The Discount Window is the primary credit facility under which the Federal Reserve extends collateralized loans to depository institutions at terms from overnight up to ninety days. The TAF program auctions a pre-announced quantity of collateralized credit starting with a minimum bid for term funds of 28-day or 84-day maturity. GMAC Bank has pledged $5.2 billion of automotive loans and leasing financings to participate in the Discount Window and TAF program at varying collateral requirements. At September 30, 2008, GMAC Bank had no outstanding borrowings under these programs with unused capacity of $4.1 billion. Additionally, while no advances were outstanding as of September 30, 2008, GMAC Bank has a $3.0 billion 364-day unsecured revolver with GMAC (“GMAC Bank Unsecured Facility with Parent”). This source of liquidity is due to mature on November 19, 2008, however the facility is automatically renewed on a rolling annual basis and its capacity is restricted to use by GMAC Bank and unavailable to our other operations. Utilization of this liquidity source could change should certain market conditions adversely impact liquidity at either the mortgage or automotive divisions of GMAC Bank.

As of September 30, 2008, GMAC Bank had total assets of $32.9 billion (including $4.9 billion of cash) distributed between its mortgage and automotive divisions. As a regulated entity, GMAC Bank is subject to significant restrictions on transactions with, or providing any financial support to, any affiliate, including ResCap or any of its subsidiaries. Additionally, GMAC Bank is required to obtain approval from the FDIC and Utah Department of Financial Institutions for its business plan (asset plan, funding plan and capital targets) through December 31, 2009.

•	Maintaining an active dialogue with the rating agencies: Historically, our ability to meet our funding needs has been influenced by the ratings assigned by the rating agencies to ResCap and certain obligations issued by ResCap and its subsidiaries. These ratings could impact both our ability to access the capital markets as well as the cost of funds associated with such transactions. We maintain an active dialogue with the rating agencies throughout the year and will continue to work closely with them regarding our performance and changes in the business environment. In addition to our ratings, the current market conditions would inhibit our ability to access the debt capital markets.

•	Interest Rate Management: The interest rate risk profile of our liquidity can be separated from the actual debt issuances using derivative financial products. We have issued both fixed and variable rate debt in a range of currencies. We use derivative contracts, primarily interest rate swaps, to effectively convert a portion of our fixed rate debt to variable rate debt and variable rate debt to fixed rate debt. The maturity structure of the derivatives generally corresponds to the maturity structure of the debt being hedged. In addition, we use other derivative contracts to manage the foreign exchange impact of certain debt issuances. As of September 30, 2008, $0.3 billion of fixed rate long-term unsecured debt was swapped to floating rate through interest rate swaps.

Capital Management

We continually review our capital management process at the entity and country level. Our capital management framework is designed to ensure that we maintain sufficient capital consistent with our risk profile as well as all applicable regulatory standards, guidelines and external rating agency considerations. Capital is used primarily to sustain our business platforms and support strategic growth initiatives.

Additionally, we allocate capital based on the risk associated with our businesses. Capital allocated is based on the aggregate amount required to protect against unexpected losses arising from credit, market and operational risk. This determination is made based on risks inherent in the businesses’ products, portfolios, services and risk-taking activities.

We have an operating agreement with GMAC which contains restrictions on, among other things, our ability to pay dividends or make other distributions to GMAC. The agreement includes a requirement that our member’s interest be at least $6.5 billion for dividends to be paid. When permitted to pay dividends pursuant to the previous sentence, the cumulative amount of such dividends may not exceed 50% of our cumulative net income (excluding payments for income taxes from our election for federal income tax purposes to be treated as a limited liability company), measured from July 1, 2005, at the time such dividend is paid. This restriction will cease to be effective if our member’s interest has been at least $12.0 billion as of the end of each of two consecutive fiscal quarters or if GMAC ceases to be our majority owner. Currently, we are prohibited from paying dividends under the operating agreement guidelines.

Prior to June 4, 2008, certain of our credit facilities contained a financial covenant, among other covenants, requiring us to maintain a minimum consolidated tangible net worth (as defined in each respective agreement) as of the end of each fiscal quarter. The most restrictive provision in our credit agreements required a minimum tangible net worth of $5.4 billion. After June 4, 2008 and the completion of our debt refinancing, this financial covenant was removed from all agreements that had contained it. We complied with these provisions up to the date we renegotiated our debt obligations.

Certain of these renegotiated credit facilities contain financial covenants, among other covenants, requiring us to maintain consolidated tangible net worth of $250 million as of the end of each month and consolidated liquidity of $750.0 million, subject to applicable grace periods. For these purposes, consolidated tangible net worth means consolidated equity, excluding intangible assets and any equity in GMAC Bank to the extent included in our consolidated balance sheet, and consolidated liquidity is defined as consolidated cash and cash equivalents, excluding cash and cash equivalents of GMAC Bank to the extent included in our consolidated balance sheet. These financial covenants are also included in certain of our bilateral facilities. In addition, certain of our facilities are subject to sequential declines in advance rates if our consolidated tangible net worth falls below $1.5, $1.0 and $0.5 billion, respectively.

As of September 30, 2008, we had consolidated tangible net worth, as defined, of $350.0 million and remained in compliance with the most restrictive consolidated tangible net worth covenant minimum of $250.0 million. In addition, we complied with our consolidated liquidity requirement of $750.0 million. For the three months ended September 30, 2008, GMAC contributed $92.8 million of our unsecured notes that GMAC had previously purchased in open market transactions and forgave outstanding debt of $101.5 million related to the GMAC Secured MSR Facility. The September 30, 2008 consolidated tangible net worth of $350.0 million will result in declines in advance rates to certain facilities which will reduce the amount we can borrow and will require a repayment of a portion of the facilities in the three months ending December 31, 2008. For the three months ended September 30, 2008, we were required to provide cash of $14.8 million to facility counterparties as a result of the advance rate declines. On October 31, 2008, we received a waiver of this requirement from a certain lender which resulted in an extension until November 13, 2008 before advance rates are reduced.

On October 31, 2008, the GMAC Board of Directors approved forgiveness of our debt related to the Secured GMAC MSR Facility equal to the amount required to maintain a consolidated tangible net worth, as defined, of

$350.0 million as of October 31, 2008. As a result of this debt forgiveness, we will remain in compliance with our credit facility financial covenants as of October 31, 2008, among other requirements, requiring us to maintain a monthly consolidated tangible net worth of $250.0 million. For this purpose, consolidated tangible net worth is defined as our consolidated equity, excluding intangible assets and equity in GMAC Bank to the extent included in our consolidated balance sheet.

Borrowings

	Outstanding as of
	September 30,	December 31,
	2008	2007
	(In millions)

Secured borrowings:
Borrowings from parent	$3,270.6	$—
Borrowings from affiliates	875.0	—
Collateralized borrowings in securitization trusts	7,008.6	16,145.7
Senior secured notes	1,690.5	—
Junior secured notes	5,070.0	—
Outstanding under secured facilities:
Secured aggregation facilities	2,975.0	8,402.2
Repurchase agreements	687.0	3,645.1
FHLB advances	10,517.0	11,349.0
Mortgage servicing rights facilities	1,248.0	1,444.0
Servicing advances	700.0	791.3
Debt collateralized by mortgage loans	16.9	1,782.0
Other	335.7	423.6

Total outstanding under secured facilities	16,479.6	27,837.2

Subtotal secured borrowings	34,394.3	43,982.9

Unsecured borrowings:
Senior unsecured notes	4,030.8	14,550.4
Subordinated unsecured notes	205.5	758.3
Medium-term unsecured notes	367.1	624.6
Outstanding under unsecured facilities:
Third-party bank credit facilities	—	1,800.0
Other	300.3	613.7

Total outstanding under unsecured facilities	300.3	2,413.7

Subtotal unsecured borrowings	4,903.7	18,347.0

Total borrowings	39,298.0	62,329.9
Bank deposits	18,234.8	13,349.8

Total borrowings and deposits	57,532.8	75,679.7
Off-balance sheet financings	126,641.6	136,108.3

Total	$184,174.4	$211,788.0

Funding Sources

Secured and Unsecured Funding Facilities

These facilities mature between October 2008 and March 2040. While we were able to successfully renegotiate the renewals of most of our facilities in June 2008, we did so at less favorable terms. Such terms have included, among other things, shorter maturities upon renewal, lower overall borrowing limits, lower ratios of funding to collateral value for secured facilities and higher borrowing costs. Continued deterioration in the market place in the third quarter further reduced the amount of available credit making it less likely to renew facilities in the near future. Accordingly, there are no assurances that we will be able to renew or refinance maturing facilities on acceptable terms, or at all.

Although unused capacity exists under our secured committed facilities, the unused capacity on the committed secured facilities can be utilized only upon pledge of eligible assets that we may not currently have available. This restriction also applies to our secured borrowings from parent and affiliates, including the GMAC Senior Secured Credit Facility and GMAC Secured MSR facility. Additionally, the GMAC Senior Secured Credit Facility has further restrictions, including restrictions on the use of proceeds from sales of pledged collateral within this facility. The proceeds are required to be reinvested in additional eligible collateral with a substantially equivalent value or repay existing indebtedness. We may not have such eligible collateral available at the time of the required reinvestment.

Borrowings from Parent

The following table summarizes our borrowings from parent capacity as of September 30, 2008 and December 31, 2007:

	Facilities from Parent
	As of September 30, 2008			As of December 31, 2007
		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity
	(In millions)

GMAC senior secured credit facility	$2,172.1	$577.9	$2,750.0	$—	$—	$—
GMAC secured MSR facility	1,098.5	101.5	1,200.0	—	—	—
GMAC unsecured Auto Bank facility	—	3,000.0	3,000.0	—	3,000.0	3,000.0

Total	$3,270.6	$3,679.4	$6,950.0	$—	$3,000.0	$3,000.0

We continued to rely on support from our parent in the third quarter to meet liquidity and covenant requirements. Borrowings from our parent however decreased by $1.4 billion since June 30, 2008 to $3.3 billion as of September 30, 2008. This decrease is due to $101.5 million forgiveness of debt associated with the GMAC Secured MSR facility and $750 million of debt reduction as a result of the sale of our Resort Finance business within the Business Capital Group to GMACCF. Further, we have reduced our borrowings against the $3.5 billion GMAC Senior Secured Credit Facility by $577.9 million. This partial paydown is a by-product of strategic assets sales throughout the third quarter, which supported the borrowing base of the facility.

GMAC Senior Secured Credit Facility:  On June 4, 2008, RFC and GMAC Mortgage entered into a Senior Secured Credit Facility with GMAC (guaranteed by ResCap and certain of its subsidiaries) with a lending capacity of up to $3.5 billion. Proceeds from the GMAC Senior Secured Credit Facility were used to repay debt on or prior to its maturity, to acquire certain assets, and for working capital purposes. Under the GMAC Senior Secured Credit Facility, GMAC agreed to make revolving loans to RFC and GMAC Mortgage and acquire $1.3 billion of the outstanding $1.75 billion Bank Term Loan (“Term Loan”) which was due to mature on July 28, 2008. We paid the remainder of the Term Loan on July 28, 2008 with proceeds of a draw under the GMAC Senior Secured Credit Facility. This facility is scheduled to mature on May 1, 2010. The terms of the GMAC Senior Secured Credit Facility agreement result in a permanent reduction in capacity, if proceeds from sales of pledged collateral are not reinvested in eligible collateral in a timely manner.

GMAC Secured MSR Facility:  On April 18, 2008 and subsequently amended on June 1, 2008, RFC and GMAC Mortgage entered into a Secured MSR Facility with GMAC with a lending capacity of $1.2 billion. The collateral securing the GMAC Secured MSR facility is not part of the primary collateral securing the GMAC Senior Secured Credit Facility or the new secured notes which were offered in ResCap’s private exchange offers. The facility was due to mature October 17, 2008 and subsequent to September 30, 2008 matured and was renewed to May 1, 2009. Various terms of the original agreement were amended as discussed earlier in our Liquidity and Capital Management Highlights.

Borrowings from Affiliates

The following table summarizes our borrowings from affiliates capacity as of September 30, 2008 and December 31, 2007:

	Facilities from Affiliates
	As of September 30, 2008			As of December 31, 2007
		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity
	(In millions)

GMAC senior secured credit facility-Cerberus	$382.5	$—	$382.5	$—	$—	$—
GMAC senior secured credit facility- GM	367.5	—	367.5	—	—	—
Cerberus secured model home term loan	125.0	—	125.0	—	—	—
Cerberus secured model home revolving loan	—	10.0	10.0	—	—	—

Total	$875.0	$10.0	$885.0	$—	$—	$—

GMAC Senior Secured Credit Facility:  On June 4, 2008, GMAC entered into a participation agreement with GM and the Cerberus Fund. Pursuant to the participation agreement, GMAC sold GM and Cerberus Fund $750 million in subordinated participations in the loans made pursuant to the ResCap Facility. GM and Cerberus Fund acquired 49% and 51% of the participations, respectively.

Cerberus Secured Model Home Term and Revolving Loans:  During the second quarter of 2008, Cerberus entered into both a secured term loan and revolving loan with CHM Holdings, LLC (“CMH”). The term loan capacity is equal to $125.0 million and the revolving loan amount is $10.0 million. The loans will mature on September 30, 2013 and are secured by a pledge of all of the assets of CMH. At September 30, 2008, $125.0 million was outstanding under the term loan.

Collateralized Borrowings in Securitization Trusts

As part of our ongoing funding and risk management practices, we have established secondary market trading and securitization programs that provide long-term financing primarily for our mortgage loans. Our access to securitization markets worldwide has been severely restricted since August 2007. We do not expect these markets to improve in the near term. We have adjusted our current business production levels and distribution strategies to respond to these market conditions.

Senior and Junior Secured Notes

On June 6, 2008, we closed our previously announced private debt tender and exchange offers for a certain amount of our outstanding unsecured notes. As a result, we issued approximately $5.7 billion of senior and junior secured notes in exchange for approximately $8.6 billion of our outstanding unsecured notes. Of the $8.6 billion of unsecured notes that were exchanged, approximately $1.8 billion were repurchased for $1.2 billion in cash pursuant to a “modified Dutch auction” tender offer. In accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, we deferred the concession recognized in the exchange offer through an adjustment to the carrying value of the secured notes. The senior and junior secured notes interest rates are 8.5% and 9.625%, respectively. The deferred concession of $1.2 billion will be amortized over the life of the secured notes through a reduction to interest expense using an effective yield methodology. Approximately $16.9 million of the concession was recognized as a troubled debt restructuring gain in order to write down the carrying value of the bonds to an amount equal to the secured notes undiscounted contractual payments. During the third quarter, an additional $60.2 million was amortized as a reduction to interest expense.

Other Secured Facilities

In the United States and in the other countries in which we operate, we use committed and uncommitted secured facilities to fund inventories of mortgage loans held for investment, mortgage loans held for sale, lending receivables, mortgage servicing cash flows and securities. We use these facilities to provide funding for residential mortgage loans prior to their subsequent sale or securitization. We refer to the time period between the acquisition or origination of loans and their subsequent sale or securitization as the aggregation period.

The cost of funding related to these vehicles is priced off a short-term benchmark, such as highly-rated commercial paper, one month LIBOR or a similar index, plus a stated percentage over such cost and/or other costs of issuance. In the past, committed liquidity sources were generally renewed annually and at our discretion and the discretion of the third-party. Current market conditions require more unfavorable terms upon renewal. Our secured borrowings, including our aggregation facilities, are repaid as the underlying assets are sold or securitized. Between October 1, 2008 and December 31, 2008, we have $2.9 billion, or 29.5%, of our other secured committed capacity maturing.

In conjunction with reducing risk on our balance sheet, we are only originating conforming and government loans domestically and in Canada through our ResMor Trust Company (“ResMor Trust”). We continue to originate conforming agency eligible collateral, all of which has guaranteed purchase commitments from Fannie Mae, Freddie Mac, and Ginne Mae. The significant reduction of our loan originations has therefore resulted in lower utilization of our sources of liquidity than in previous reporting periods.

The table below highlights committed, uncommitted and total capacity under our non-affiliated secured funding facilities as of September 30, 2008 and December 31, 2007:

	Secured Facilities
	As of September 30, 2008			As of December 31, 2007
		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity
	(In millions)

Secured funding facilities — committed
Secured aggregation facilities:
International mortgage loan facilities	$2,281.0	$522.9	$2,803.9	$6,357.4	$2,106.2	$8,463.6
Bank facilities for construction lending receivables	694.0	—	694.0	1,804.8	45.4	1,850.2
Receivables Lending Agreement (RLA)	—	—	—	170.0	5,292.6	5,462.6
Mortgage Asset Lending Agreement (MALA)	—	—	—	70.0	3,146.4	3,216.4
Repurchase agreements	670.8	2,664.2	3,335.0	3,276.8	5,313.7	8,590.5
Mortgage servicing rights facilities	1,248.0	580.0	1,828.0	1,444.0	656.0	2,100.0
Servicing advances	700.0	—	700.0	791.3	608.7	1,400.0
International debt collateralized by mortgage loans	16.9	47.5	64.4	1,485.2	281.9	1,767.1
Other	280.0	—	280.0	328.4	—	328.4

Total — committed	5,890.7	3,814.6	9,705.3	15,727.9	17,450.9	33,178.8

Secured funding facilities — uncommitted
Secured aggregation facilities:
International mortgage loan facilities	—	—	—	—	657.7	657.7
Repurchase agreements	16.2	84.7	100.9	368.3	7,430.7	7,799.0
FHLB advances	10,517.0	324.3	10,841.3	11,349.0	1,240.1	12,589.1
Federal Reserve Board advances	—	4,143.7	4,143.7	—	—	—
International debt collateralized by mortgage loans	—	—	—	296.8	145.6	442.4
Other	55.7	—	55.7	95.2	—	95.2

Total — uncommitted	10,588.9	4,552.7	15,141.6	12,109.3	9,474.1	21,583.4

Total secured facilities	$16,479.6	$8,367.3	$24,846.9	$27,837.2	$26,925.0	$54,762.2

Although unused capacity exists under our secured committed facilities, use of such capacity is conditioned upon certain collateral eligibility requirements and, as a result, our access to such capacity under these facilities may be limited.

Secured Aggregation Facilities:

International Mortgage Loan Facilities:  International facilities to fund mortgage loans prior to their sale or securitization include: $2.4 (£1.4) billion of liquidity commitments to fund loans in the United Kingdom, $0.2 (€0.1) billion of liquidity commitments to fund loans originated in the Netherlands, Germany and Spain and $0.2 billion (0.3 billion Australian dollar) of liquidity commitments to fund loans in Australia. On September 26, 2008, the size of one of the international aggregation facilities (“Conduit No. 2”) in the United Kingdom was reduced to $2.17 billion (£1.2 billion) from $4.34 billion (£2.4 billion) in recognition of reduced funding needs.

Bank Facilities for Construction Lending Receivables:  As of September 30, 2008, we had facilities to fund construction and commercial lending receivables with aggregate liquidity commitments of $0.7 billion, which in the past included liquidity commitments to fund lending receivables in the United Kingdom. The lending receivables commitment within the United Kingdom (“Grid No. 5”) was terminated effective September 30, 2008, representing a decrease in funding construction and commercial lending receivables by $135.6 million. On March 31, 2008, the secured funding facility for our Business Capital Group’s construction assets went into early amortization due to Moody’s decision not to reaffirm the facility rating. As a result, all forward commitments to fund receivable obligations previously eligible for financing under this facility were funded by alternative sources.

RLA and MALA:  RLA and MALA facilities were terminated during the second quarter of 2008. Prior to the termination, the decline in borrowings under the RLA and MALA facilities reflected our decision in 2007 to restrict the amount of warehouse lending activities and non-traditional mortgages that we make, as well as continuing disruptions in the asset-backed commercial paper market which made borrowings under these facilities less available and more expensive.

Repurchase Agreements:

Borrowings under these arrangements are provided on either a committed or an uncommitted basis. We reached agreement to amend substantially all of our secured bilateral facilities, thus extending the maturities of these repurchase agreement facilities from various dates in 2008 to the end of May and beginning of June 2009. Included in these negotiations was the closing of a new syndicated $2.5 billion whole loan repurchase agreement to fund domestic conforming collateral maturing on June 3, 2009. As of September 30, 2008, $400.6 million of the renewed facilities will not accept new assets prior to maturity, or have orderly deterioration in advance rates; therefore, the facilities are amortizing to their respective maturity dates.

Mortgage Servicing Rights Facilities:

There are $1.8 billion of funding commitments through which eligible mortgage servicing rights are funded including $1.5 billion related to a bilateral secured facility. These secured committed financing arrangements are in addition to GMAC’s funding of our mortgage servicing rights.

Bilateral secured facility — Effective September 11, 2008, GMAC renewed a funding facility with Citi under which GMAC could have access to funding of up to $13.8 billion for a variety of automobile and mortgage assets. The amount available for immediate funding is $10.1 billion, while the additional $3.7 billion would be made available upon successful syndication of the facility. The availability under the facility is now allocated to specific business lines whereas the facility had previously provided more flexibility regarding the allocation of credit capacity. As of September 11, 2008, we had available to us committed credit capacity of $1.5 billion.

Servicing Advances:

Secured facility to fund mortgage servicer advances had capacity of $0.7 billion as of September 30, 2008.

International Debt Collateralized by Mortgage Loans:

A $64.4 million (710.9 million Mexican pesos) liquidity commitment exists to fund loans in Mexico. Committed facilities to fund loans in the United Kingdom, as well as uncommitted facilities in Canada, have expired or closed prior to September 30, 2008.

FHLB Advances:

As previously discussed, GMAC Bank has entered into an advances agreement with the FHLB. Under the agreement, as of September 30, 2008 and December 31, 2007, GMAC Bank had assets pledged and restricted as collateral totaling $32.9 and $28.4 billion, respectively, under the FHLB’s existing blanket lien on all GMAC Bank assets. However, the FHLB will allow GMAC Bank to encumber any assets restricted as collateral not needed to collateralize existing FHLB advances. As of September 30, 2008 and December 31, 2007, GMAC Bank had $15.0 and $12.8 billion of assets pledged, respectively, under the security interest that were not collateralizing FHLB advances and available to be encumbered elsewhere. Subsequent to September 30, 2008, the FHLB updated their guidelines used to determine the capacity for the advances agreement. If these guidelines had been in place on September 30, 2008, the total capacity under our advances agreement would have been $10.4 billion versus the $10.8 billion disclosed in our uncommitted total capacity which was based on the guidelines that were in place on September 30, 2008.

Federal Reserve’s Discount Window and TAF:

On September 11, 2008, GMAC Bank was granted access to the Federal Reserve’s Discount Window and TAF. The Discount Window is the primary credit facility under which the Federal Reserve extends collateralized loans to depository institutions at terms from overnight up to ninety days. The TAF program auctions a pre-announced quantity of collateralized credit starting with a minimum bid for term funds of 28-day or 84-day maturity. GMAC Bank has pledged $5.2 billion of automotive loans and lease financings to participate in the Discount Window and TAF program at varying collateral requirements and had $4.1 billion of unused capacity at September 30, 2008. These assets were available to be encumbered under the FHLB’s existing blanket lien. At September 30, 2008, GMAC Bank had no outstanding borrowings under these programs.

Other Secured Borrowings:

Other secured committed outstanding includes $280.0 million in variable funding notes due to mature on February 25, 2031. Other secured uncommitted outstanding includes a $55.7 million (£30.8 million) United Kingdom residual payable related to off-balance sheet financing transactions.

Other Unsecured Facilities:

The table below highlights committed, uncommitted and total capacity under our non-affiliated unsecured funding facilities as of September 30, 2008 and December 31, 2007:

	Unsecured Facilities
	As of September 30, 2008			As of December 31, 2007
		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity
	(In millions)

Unsecured funding facilities — committed
Third-party bank credit facilities:
Syndicated bank credit facilities	$—	$—	$—	$—	$875.0	$875.0
364-day bank credit facilities revolver	—	—	—	—	875.0	875.0
Bank term loan	—	—	—	1,750.0	—	1,750.0
International bank lines	—	—	—	17.5	—	17.5

Total — committed	—	—	—	1,767.5	1,750.0	3,517.5

	Unsecured Facilities
	As of September 30, 2008			As of December 31, 2007
		Unused	Total		Unused	Total
	Outstanding	Capacity	Capacity	Outstanding	Capacity	Capacity
	(In millions)

Unsecured funding facilities — uncommitted
Third-party bank credit facilities	—	—	—	50.0	2.0	52.0
International lines of credit	108.0	125.2	233.2	243.8	23.2	267.0
International commercial paper	178.0	—	178.0	301.4	—	301.4
GMAC Bank Federal Funds	—	160.0	160.0	0.1	219.9	220.0
Other	14.3	—	14.3	50.9	—	50.9

Total — uncommitted	300.3	285.2	585.5	646.2	245.1	891.3

Total unsecured facilities	$300.3	$285.2	$585.5	$2,413.7	$1,995.1	$4,408.8

Third-Party Bank Credit Facilities:

Effectively all of our available unsecured committed funding capacity was either terminated or paid down during the second quarter of 2008. This is directly related to the pay down of the Bank Term Loan of $1.75 billion and termination of the 364-day and 3-year syndicated bank revolvers (each $875 million). These were replaced by the $3.5 billion GMAC Senior Secured Credit Facility from our parent and borrowings from affiliates under the GMAC Participation Agreement. As of September 30, 2008 we did not have any unsecured uncommitted agreements in place.

International Lines of Credit:

As of September 30, 2008, we had access to approximately $0.2 billion of unsecured lines of credit from financial institutions compared with $0.3 billion as of December 31, 2007. These lines are available on an uncommitted basis and borrowings under these lines mature in 30 to 365 days. We used borrowings under these lines for general working capital purposes.

International Commercial Paper:

In Mexico, we had 2.0 billion pesos ($0.2 billion) of commercial paper as of September 30, 2008 compared with 3.3 billion pesos ($0.3 billion) outstanding as of December 31, 2007.

GMAC Bank Federal Funds:

As of September 30, 2008, GMAC Bank had the capacity to borrow up to $160.0 million of federal funds on an overnight basis. At September 30, 2008, there was none outstanding.

Other Unsecured Borrowings:

Amount outstanding represents Business Capital Group builder notes of $11.0 million and $3.3 million for a five year arrangement to fund software licensing in the form of uncommitted notes payable due to mature on August 12, 2012.

Bank Deposits

GMAC Bank provides us another source of liquidity through its ability to accept deposits. As of September 30, 2008, GMAC Bank had approximately $17.7 billion of deposits, $2.3 billion of which were escrows related to our servicing of mortgage loans compared with $12.8 billion of deposits and $1.6 billion of escrows, respectively, as of December 31, 2007. These funds are generally available only for the operations of GMAC Bank, and cannot be used to fund the operations or liabilities of our other affiliates.

At September 30, 2008 and December 31, 2007, ResMor Trust Company also had approximately 622.8 million CAD ($595.6 million) and 514.1 million CAD ($521.7 million) of deposits, respectively.

Off-Balance Sheet Financings

Our total off-balance sheet financings outstanding were $126.6 billion as of September 30, 2008 and $136.1 billion as of December 31, 2007. A significant portion of our off-balance sheet financing relates to securitizations issued in off-balance sheet trusts.

We participate in a number of off-balance sheet revolving securitizations collateralized by home equity lines of credit with credit capacity totaling approximately $6.0 billion. These securitizations are self-contained trusts that distribute cash between the borrowers. If at any point, the cash accessible to borrowers within the trust is not sufficient, we are obligated to fund any incremental draws on the lines by the borrower. We are actively managing the available lines of credit within these trusts to reduce this potential risk. As of September 30, 2008, the cumulative funds drawn were $256.3 million.

As a part of our historical capital markets activity, predominately in the International Business Group, several of our securitizations have certain servicer obligations contingent on actions by bond holders. These servicer obligations exist in our Dutch, German and Australian securitization structures. Certain of these securitizations provide the investors of the special purpose entity (SPE) with the ability to put back these securities to the SPE at a specified date in the future at price equal to par less losses previously allocated to the bond holder. ResCap, as the servicer of the SPE, is obligated to advance the funds required to redeem bond holders. We have the option to purchase loans from the SPE at their par value, the proceeds of which then can be used to offset the SPE’s obligation to repay the servicer. The specific dates that these options can be exercised typically range from seven to twelve years from the securitization issuance date. The earliest exercise date for these options is the third quarter of 2009.

The total estimated amount of Dutch and German bonds subject to these servicer obligations is approximately €5.3 billion ($7.6 billion) beginning 2009 through 2019. The estimated obligation considers contractual amortization, prepayments, and defaults among other management assumptions. The portion that is exercisable prior to December 31, 2009 and 2010 is €59.5 million (1.1% of the total) and €343.9 million or (6.5% of the total), respectively. Approximately 70.3% of the total estimated bonds are eligible for this servicer obligation beginning in 2013 and after.

The total estimated amount of Australian bonds subject to these servicer obligations is approximately 110 million AUD($88 million) all exerciseable in 2011.

We currently hold the residual interest (first loss bond) on all of these securitizations. To the extent that the potential bonds are put back to the SPE and the loans are repurchased, we have recognized the estimated future credit losses on the underlying mortgage loans in the fair market value of the retained residuals we currently hold on our balance sheet. To the extent that losses are expected to arise from factors such as liquidity or market risk of the loans that may be purchased pursuant to our servicer obligation (i.e. losses beyond the credit losses already reflected in the residual), we estimate and record this incremental loss when the likelihood of bond holder exercise is foreseeable and the incremental loss can be reasonably estimated. During the three months ended September 30, 2008, we recorded a $9.4 million incremental loss related to these servicer obligations. As the servicer obligation is within the underlying servicing contracts, this loss was reflected as write-down to the servicing assets held by the International Business Group.

As of September 30, 2008, the liabilities related to these servicer obligations, after considering the valuation of our residual interests, are immaterial.

Credit Ratings

The following table summarizes our current credit ratings and outlook from the major credit rating agencies:

Senior
	Unsecured	Senior	Junior		Date of
Rating Agency	Debt	Secured Debt	Secured Debt	Outlook	Last Action

Fitch	D	N/R	N/R	N/A	June 4, 2008
Moody’s	Ca	Ca	Ca	Negative	September 10, 2008
S&P	CC	CCC-	CC	Negative	November 7, 2008
DBRS	C	C	C	Negative	November 5, 2008

Ratings reflect the rating agencies’ opinions of our financial condition, operating performance, strategic position and ability to meet our obligations. During the third quarter of 2007, a rating downgrade occurred with respect to our senior unsecured notes resulting in an increase of 100 basis points to our cost of funds related to the corresponding unsecured notes. Our credit ratings were further downgraded on November 1, 2007 by various credit rating agencies, resulting in an additional increase of 50 basis points to our cost of funds related to the corresponding senior unsecured notes. A rating agency downgrade on February 22, 2008 resulted in an additional and final step-up of 50 basis points to our senior unsecured debt. There have been several additional rating downgrades that have occurred from February 5, 2008 up until the filing date of this document, none of which resulted in a change to our cost of funds. Furthermore, any action with respect to the credit ratings of GMAC could impact our ratings because of our position as a wholly-owned subsidiary of GMAC.

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

Based upon this modeling, the following tables summarize the estimated change in fair value of our interest rate-sensitive assets, liabilities and commitments as of September 30, 2008 and 2007 given several hypothetical, instantaneous, parallel-shifts in the yield curve:

	Change in Fair Value as of September 30, 2008
Change in Interest Rate (basis points)	− 100	− 50	+50	+100
		(In millions)

Mortgage servicing rights and other financial instruments:
Mortgage servicing rights and other retained interests	$(1,020)	$(483)	$386	$676
Impact of servicing hedge:
Swap-based	572	263	(217)	(391)
Treasury-based	230	113	(109)	(219)
Others	66	33	(33)	(65)

Mortgage servicing rights and other retained interests, net	(152)	(74)	27	1

Committed pipeline	64	41	(59)	(132)
Mortgage loan inventory	33	20	(26)	(57)
Impact of associated derivative instruments:
Mortgage-based	(98)	(58)	76	164
Eurodollar-based	(3)	(1)	2	3
Others	(5)	(2)	2	4

Committed pipeline and mortgage loan inventory, net	(9)	0	(5)	(18)

Net change in fair value related to other businesses	1	0	0	(1)

GMAC Bank:
Securities portfolio	8	4	(4)	(7)
Mortgage loans	380	200	(214)	(435)
Deposit liabilities	(20)	(10)	9	19
Federal Home Loan Bank advances	(241)	(124)	133	273
Other liabilities	(23)	(11)	11	22

GMAC Bank, net	104	59	(65)	(128)

Notes payable and capital securities	(40)	(20)	19	39
Impact of associated derivative instruments:
Swap-based	10	5	(5)	(9)

Notes payable and capital securities, net	(30)	(15)	14	30

Insurance company investment portfolios	1	1	(1)	(2)

Net change in fair value related to mortgage servicing rights and other financial instruments	$(85)	$(29)	$(30)	$(118)

Net change in fair value related to broker-dealer trading securities	$—	$—	$—	$—

Net change in fair value related to GMAC Auto Bank	$45	$22	$(22)	$(44)

	Change in Fair Value as of September 30, 2007
Change in Interest Rate (basis points)	− 100	− 50	+50	+100
		(In millions)

Mortgage servicing rights and other financial instruments:
Mortgage servicing rights and other retained interests	$(1,846)	$(874)	$667	$1,145
Impact of servicing hedge:
Swap-based	1,297	592	(480)	(870)
Treasury-based	3	2	(2)	(3)
Others	574	284	(270)	(522)

Mortgage servicing rights and other retained interests, net	28	4	(85)	(250)

Committed pipeline	120	77	(122)	(285)
Mortgage loan inventory	226	122	(139)	(292)
Impact of associated derivative instruments:
Mortgage-based	(180)	(105)	137	300
Eurodollar-based	(14)	(7)	7	14
Others	(68)	(36)	41	87

Committed pipeline and mortgage loan inventory, net	84	51	(76)	(176)

Net change in fair value related to other businesses	7	3	(2)	(1)

GMAC Bank:
Securities portfolio	15	7	(7)	(14)
Mortgage loans	294	160	(177)	(367)
Deposit liabilities	(11)	(5)	5	11
Federal Home Loan Bank advances	(246)	(124)	132	270
Other liabilities	(11)	(5)	5	11

GMAC Bank, net	41	33	(42)	(89)

Notes payable and capital securities	(288)	(143)	139	276
Impact of associated derivative instruments:
Swap-based	294	145	(141)	(279)

Notes payable and capital securities, net	6	2	(2)	(3)

Insurance company investment portfolios	2	1	(1)	(3)

Net change in fair value related to mortgage servicing rights and other financial instruments	$168	$94	$(208)	$(522)

Net change in fair value related to broker-dealer trading securities	$3	$2	$(1)	$(2)

Net change in fair value related to GMAC Auto Bank	$37	$19	$(18)	$(36)

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

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on management’s evaluation, our Chief Executive and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

Kessler.  This putative class action was consolidated for settlement purposes with five other cases, all alleging that the plaintiffs obtained second-lien mortgage loans from either Community Bank of Northern Virginia or Guaranty National Bank of Tallahassee and that they were charged interest rates and fees violating the Pennsylvania Secondary Mortgage Loan Act. Plaintiffs additionally claim that the banks were not the actual lenders, but rather that the banks “rented” their banking charters to affiliates for the purpose of facilitating the assessment of “illegal” fees. They further allege that the affiliates either split the fees or kicked back the fees in violation of the Real Estate Settlement Procedures Act (“RESPA”). Plaintiffs sought to hold our subsidiary liable primarily on the basis that the subsidiary was an assignee of the mortgage loans. In December 2003, the U.S. District Court for the Western District of Pennsylvania gave its final approval to a proposed $41.1 million settlement for all six cases, inclusive of attorney fees. The settlement contemplated payment to approximately 44,000 borrowers nationwide. A group of seven plaintiffs’ class action counsel (“Objectors”) appealed the settlement in part on the grounds that the underlying litigation did not address possible Truth in Lending Act (“TILA”) or Home Ownership and Equity Protection Act (“HOEPA”) claims. In August 2005, the U.S. Court of Appeals for the Third Circuit vacated the district court’s approval of the settlement and remanded the matter to the district court to determine whether such claims were “viable”. The parties and the Objectors then briefed the issue of the “viability” of the TILA and HOEPA claims within this particular litigation. In July 2006, the parties amended the proposed settlement to address the Third Circuit’s concerns, and in October 2006, the trial court held that the purported TILA and HOEPA claims were not viable. In November 2006, the parties filed a motion seeking preliminary approval of the settlement, as amended. In late March 2007, the parties and the Objectors attended a hearing before a court-appointed magistrate to present arguments pertaining to the fairness and reasonableness of the proposed amended settlement. On July 5, 2007, the magistrate issued an advisory opinion ruling that the proposed modified settlement is “fair, reasonable, and adequate.” Following an October 9, 2007 hearing, the trial court on January 25, 2008 entered an order: (1) certifying the nationwide settlement class; (2) preliminarily approving the modified settlement; and (3) ordering that the settling parties give notice of the modified settlement to the settlement class, along with a new right of opt-out. Following the dissemination of new notice to the class, the court held a final fairness hearing on June 30, 2008 at which it heard all objections and took the question of final approval of the settlement under advisement. The court entered its order granting final approval to the settlement on August 15, 2008. The objectors filed their notice of appeal with the Third Circuit on August 21, 2008. If the order approving the settlement is vacated on appeal, our subsidiary intends to vigorously defend against these claims.

Murray.  This putative statewide class action was filed against our subsidiary in the United States District Court for the Northern District of Illinois in March 2005. Plaintiff’s counsel alleged that our subsidiary, in sending a “pre-approved offer” to the plaintiff, accessed the plaintiff’s credit report without authorization from the plaintiff and without a “permissible purpose” under the Fair Credit Reporting Act (“FCRA”) since the material allegedly did not qualify as a “firm offer of credit.” It also alleged that the material failed to make FCRA required notices and disclosures in a “clear and conspicuous” manner. Plaintiff sought statutory penalties for an allegedly willful violation of the statute. Class certification was denied by the district court, but that decision was reversed on appeal and the matter remanded to the district court for further proceedings, including amended cross-motions for summary judgment as well as a renewed motion for class certification. On April 10, 2007, the district court certified a narrow class limited to those residents of Will County, Illinois who received the mailer in question during the fall of 2004 and who could be identified from any available mailing list. The district court also granted in part and denied in part each of the parties’ summary judgment motions, opining that the mailer in question did not constitute a firm offer of credit, entering judgment in favor of our subsidiary on the clear and conspicuous disclosure issue, and finding a genuine issue of fact with respect to whether the alleged violation of FCRA could be said to be willful. On

June 5, 2007, our subsidiary filed a motion for reconsideration on the willfulness issue based upon the U.S. Supreme Court decision in Safeco Ins. Co., et al. v. Burr, et al. Upon reconsideration, on July 2, 2007, the district court vacated its order certifying the class and granted our subsidiary’s motion for summary judgment on the willfulness issue, entering judgment on behalf of our subsidiary. On April 18, 2008 the United States Court of Appeals for the Seventh Circuit affirmed the district court’s summary judgment for our subsidiary, holding in a non-published opinion that our subsidiary made a firm offer of credit and that any failure to make clear and conspicuous disclosures was not willful. On April 23, 2008, plaintiff filed a motion to vacate the April 18, 2008 opinion, contending that our subsidiary reached an enforceable settlement agreement with the individual plaintiff prior to the date the April 18, 2008 opinion was entered. That motion was denied. On June 18, 2008, plaintiff filed a contract action in state court seeking to enforce the alleged settlement agreement, which our subsidiary is opposing. After removing the case to federal court, our subsidiary filed a motion to dismiss, which remains pending.

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

The parties participated in a mediation in August 2007 without success. Mortgage Capital Resources Corporation is currently in the process of being liquidated in a Chapter 7 bankruptcy. Our subsidiary terminated its relationship with Mortgage Capital Resources Corporation in early May 2000. The case went to trial in state court in Kansas City, Missouri beginning on December 3, 2007. On January 4, 2008, a jury verdict was returned that our subsidiary pay $4.3 million in compensatory damages and $92 million in punitive damages. On October 6, 2008, the Trial Court denied all post-trial motions filed by defendants, including motions for new trial, judgment not withstanding the verdicts and remittitur, denied the defendants’ motion to set aside the judgment and to decertify the plaintiff class, and granted in part and denied in part the plaintiffs’ to amend judgment and entered a judgment dated as of June 24, 2008. The trial court allocated the prejudgment interest and attorney’s fees awards such that our subsidiary was assessed pre-judgment interest in the amount of $642,066.00 and statutory attorney’s fees in the amount of $2,680,001.09. In addition, on October 6, 2008, the trial court ordered the defendants to post supersedeas bonds in the total amount of $128,453,589.00, thereby denying our subsidiary’s motion insofar as it requested that the court apply the Missouri statutory appeals bond cap and further denying our subsidiary’s motion insofar as it requested application of the limitation of damages set forth in HOEPA.

On October 14, 2008, our subsidiary filed its Notice of Appeal and an application with the Missouri Court of Appeals to limit the amount of the appellate bond to fifty million dollars for all defendants, in accordance with the Missouri statutory appeals bond cap. The trial court reviewed the amount of the bond, as directed by the Court of Appeals, but refused to change the amount. On November 3, 2008, our subsidiary posted the required appeals bond. Our subsidiary intends to continue to vigorously contest the punitive damage award through the appeals process.

TBW.  Taylor, Bean & Whitaker (“TBW”) filed suit in June 2005, alleging that our subsidiary GMAC Mortgage, LLP (“GMACM”) failed to timely pay a “holdback” of $8.3 million of the purchase price for servicing rights under a 2002 purchase and sale agreement. GMACM filed a counterclaim contending that plaintiff failed to perform the conditions precedent to payment of the holdback, including, among other things, failing to honor valid repurchase requests, entitling GMACM to set off against the holdback any and all amounts due it under the agreement or otherwise. TBW has counterclaimed in return that, in addition to being denied the full amount of its purchase price, it was misled into making a number of erroneous repurchases, and also challenges GMACM’s calculation of make-whole set offs against the holdback as well as certain of GMACM’s claims under a guarantee that further secured TBW’s performance under the 2002 agreement. TBW seeks the full amount of the holdback, plus interest, attorneys’ fees, and consequential damages for lost profits and/or lost business opportunities. An agreement in principle to settle for the return of a portion of the remaining holdback (after adjustment for amounts offset by GMACM and other amounts in lieu of interest and attorneys’ fees) was reached on August 22, 2008. The settlement agreement and settlement consideration were exchanged on October 15, 2008.

Federal Trade Commission.  The Federal Trade Commission has been conducting a review of certain business practices of one of our subsidiaries, including its servicing and lending operations. The FTC believes there is statistical evidence that some of our subsidiary’s lending practices may violate certain fair lending laws. On September 30, 2008, the FTC informed us by letter that they intend to recommend that the Commission commence an enforcement action unless the matter is resolved through consent negotiations. We believe that we have conducted our business in compliance in all material respects with applicable fair lending laws. If the FTC is able to establish that a violation of the fair lending laws has occurred, they may seek an injunction prohibiting future violations, require our subsidiary to change its lending practices or impose fines and other monetary penalties, which could be substantial.

Item 1A.	Risk Factors.

Other than with respect to the risk factors below, there have been no material changes to the risk factors contained in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A of Part II of our quarterly report on Form 10-Q for the quarterly period ended March 31, 2008.

Risks Related to Our Business

The occurrence of recent adverse developments in the mortgage finance and credit markets has adversely affected our business, our liquidity and our capital position and has raised substantial doubt about our ability to continue as a going concern.

We have been negatively impacted by the events and conditions in the broader mortgage banking industry, most severely but not limited to the nonprime and non-conforming mortgage loan markets. Fair market valuations of mortgage loans held for sale, mortgage servicing rights, securitized interests that continue to be held by the Company and other assets and liabilities we record at fair value have significantly deteriorated due to weakening housing prices, increasing rates of delinquencies and defaults of mortgage loans. These same deteriorating factors have also resulted in higher provision for loan losses on our mortgage loans held for investment and real estate lending portfolios. The market deterioration has resulted in rating agency downgrades of asset-backed and mortgage-backed securities which in turn has led to fewer sources of, and significantly reduced levels of, liquidity available to finance our operations. Most recently, the widely publicized credit defaults and/or acquisitions of large financial institutions in the marketplace has further restricted credit in the United States and international lending markets.

We are highly leveraged relative to our cash flow and continue to recognize substantial losses resulting in a significant deterioration in capital. There continues to be a risk that we will not be able to meet our debt service obligations, default on our financial debt covenants due to insufficient capital and/or be in a negative liquidity position in 2008. We remain heavily dependent on our parent and affiliates for funding and capital support, and there can be no assurance that our parent or affiliates will continue such actions. If additional financing or capital were to be obtained from our parent, affiliates and/or third parties, the terms may contain covenants that restrict our freedom to operate our business. Additionally, our ability to participate in any governmental investment program or the TARP, either directly or indirectly through our parent, is unknown at this time.

In light of our liquidity and capital needs, combined with volatile conditions in the marketplace, there is substantial doubt about our ability to continue as a going concern. If our parent no longer continues to support our capital or liquidity needs, or we are unable to successfully execute our other initiatives, it would have a material adverse effect on our business, results of operations and financial position.

We remain heavily dependent on our parent and affiliates for funding and capital support, and there can be no assurance that our parent or affiliates will continue such actions. There is a significant risk that if our parent no longer continues to support our capital or liquidity needs, it would have a material adverse effect on our business, results of operations and financial position.

We remain heavily reliant on support from our parent and affiliates in meeting our liquidity and capital requirements. This support has resulted in capital contributions and gains on extinguishment of debt through the forgiveness of our unsecured notes purchased by GMAC in an open market repurchase program as well as forgiveness of our secured debt with our parent. Additionally, our parent and affiliates continue to provide multiple sources of secured funding and have completed asset sales with us that we are reliant upon to support our business. There is a significant risk that if our parent and/or affiliates no longer continue to support our capital or liquidity needs, it would have a material adverse effect on our business, results of operations and financial position.

We have significant near-term liquidity issues. There is a significant risk that we will not be able to meet our debt service obligations and other funding obligations in the near-term.

We expect continued liquidity pressures for the remainder of 2008 and the early part of the 2009. We are highly leveraged relative to our cash flow. As of September 30, 2008, our liquidity portfolio (cash readily available to cover operating demands from across our business operations and maturing obligations) totaled $0.7 billion. We have approximately $0.3 billion aggregate principal amount of notes due in November 2008. Though in June we extended the maturities of most of our secured, short-term debt until April and May, 2009, we had approximately $3.7 billion of secured debt and approximately $0.3 billion of unsecured notes outstanding as of September 30, 2008 maturing in 2008, excluding debt of GMAC Bank.

We expect that additional and continuing liquidity pressure, which is difficult to forecast with precision, will result from the obligation of our subsidiaries to advance delinquent principal, interest, property taxes, casualty insurance premiums and certain other amounts with respect to mortgage loans we service that become delinquent. Recent increases in delinquencies with respect to our servicing portfolio have increased the overall level of such advances, as well as extending the time over which we expect to recover such amounts under the terms of our servicing contracts. We also must find alternate funding sources for assets that must periodically be withdrawn from some of our financing facilities as maximum funding periods for those assets expire. In addition, in connection with the recent restructuring of our credit facilities, we became subject to requirements to maintain minimum consolidated tangible net worth and consolidated liquidity balances outside GMAC Bank in order to continue our access to those facilities. We will attempt to meet these and other liquidity and capital demands through a combination of operating cash and additional asset sales. The sufficiency of these sources of additional liquidity cannot be assured, and any asset sales, even if they raise sufficient cash to meet our liquidity needs, may result in losses that negatively affect our overall profitability and financial condition.

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

We are exposed to delinquencies and losses through our portfolio of interests from our securitization activities and mortgage loans held for sale and investment. Delinquency rates have risen with the continued decline in the domestic housing market, especially with regard to the nonprime sector. As of September 30, 2008, the unpaid principal balance of nonprime mortgage loans were 34% of our mortgage loans held for investment portfolio and 22% of our mortgage loans held for sale portfolio. As of June 30, 2008, the unpaid principal balance of nonprime mortgage loans were 36% and 20% of our respective loan portfolios.

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

Recently, some counterparties have reduced or eliminated their hedging exposure to us, and in some cases are no longer willing to execute hedging transactions with us. Moreover, our hedging strategies may not be effective in mitigating the risks related to changes in interest rates and could affect our profitability and financial condition, as could our failure to comply with hedge accounting principles and interpretations. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. Recently, we have incurred significant losses associated with our interest rate hedges, and it is likely that there will be periods in the future, during which we incur losses after accounting for our hedging strategies. The success of our interest rate risk management strategy is largely dependent on our ability to predict the earnings sensitivity of our loan servicing and loan production activities in various interest rate environments. Our hedging strategies also rely on assumptions and projections regarding our assets and general market factors. The significant and atypical volatility in the current interest rate marketplace can negatively impact our hedging effectiveness. We are reliant on models and assumptions that rely on historical information and trends, such as prepayment speeds, that potentially are not as correlated with the current marketplace. If these models, assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates or prepayment speeds, we may incur losses that could adversely affect our profitability and financial condition.

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

Changes in existing U.S. government-sponsored mortgage programs, or restrictions on our access to such programs or disruptions in the secondary markets in the United States or in other countries in which we operate, could adversely affect our profitability and financial condition.

Our ability to generate revenue through mortgage loan sales to institutional investors in the United States depends to a significant degree on programs administered by government-sponsored enterprises such as Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of mortgage-backed securities in the secondary market. These government-sponsored enterprises play a powerful role in the residential mortgage industry and we have significant business relationships with them. Proposals have recently been enacted in Congress and are under consideration by various regulatory authorities that would affect the manner in which these government-sponsored enterprises conduct their business, including establishing a new independent agency to regulate the government-sponsored enterprises, to require them to register their stock with the U.S. Securities and Exchange Commission to reduce or limit certain business benefits that they receive from the U.S. government and to limit the size of the mortgage loan portfolios that they may hold. In addition, the government-sponsored enterprises themselves have been negatively affected by recent mortgage market conditions, including conditions that have threatened their access to debt financing. Any discontinuation of, or significant reduction in, the operation of these government-sponsored enterprises could adversely affect our revenues and profitability. Also, any significant adverse change in the level of activity in the secondary market, including declines in the institutional investors’ desire to invest in our mortgage products, could adversely affect our business.

We use three primary sales channels to sell our mortgage loans to the secondary market: whole-loan sales, sales to government-sponsored enterprises and securitizations. A decrease in demand from whole-loan purchasers or the government-sponsored enterprises, or for the securities issued in our securitizations, could adversely affect our revenues and profitability.

Furthermore, in light of the decline in our consolidated tangible net worth, as defined, Fannie Mae has requested additional security for some of our potential obligations under our agreements with them. We have reached an agreement in principle with Fannie Mae, under the terms of which we will provide them additional collateral valued at $200 million, and agree to sell and transfer the servicing on mortgage loans having an unpaid principal balance of approximately $12.7 billion, or approximately 9% of the total principal balance of loans we service for them. Fannie Mae has indicated that in return for these actions, they will agree to forbear, until January 31, 2009, from exercising contractual remedies otherwise available due to the decline in consolidated tangible net worth, as defined. Actions based on these remedies could have included, among other things, reducing our ability to sell loans to them, reducing our capacity to service loans for them, or requiring us to transfer servicing of loans we service for them. Management believes that selling the servicing related to the loans described above will have an incremental positive impact on our liquidity and overall cost of servicing, since we will no longer be required to advance delinquent payments on those loans. Meeting Fannie Mae’s collateral request will have a negative impact on our liquidity. If Fannie Mae deems our consolidated tangible net worth, as defined, to be inadequate following the expiration of the forbearance period referred to above, and if Fannie Mae then determines to exercise their contractual remedies as described above, it would adversely affect our profitability and financial condition.

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

We conduct a significant portion of our business outside the United States. In 2008 to date, we derived approximately 61.5% of our net loss and 16.1% of our total assets from our businesses outside the United States. The risks associated with our operations outside the United States include:

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

We have recently disposed of certain investments resulting from our business capital activities, in many cases at then-current market values that represented a significant loss. Furthermore, in the future we may not be able to dispose of our remaining investments on favorable terms or at all, particularly our investments in non-marketable equity securities of a private company or otherwise illiquid assets. To complete future asset sales, we may need to complete construction of a model home or construction project, complete site preparation work and remove tax and mechanics liens in order to sell a property related to a contract in which the related builder has defaulted or related to a lot option that has terminated. In addition, we may incur additional costs pending sale, such as property taxes, homeowners’ association dues, maintenance costs, insurance costs and legal fees.

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

The value of our investment in, or mortgage on, model homes leased to builders, and in lots under option to builders have been and may be further impaired at any time if builders exercise their option to terminate their leases, or terminate their purchase options, or we terminate a model home base or lot option due to a builder default. Impairments on model leases and lots under options have been and may also be further taken even though the builder has not terminated. During the period ended September 30, 2008, these terminations have continued to occur, and may continue to occur in the future, when the value of the related assets has fallen from the values attributed to those assets at the commencement of the transaction with the builder or the builder has elected to terminate the related project or suffered financial distress.

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

Legal and Regulatory Risks Related to Our Business

Our business, financial condition and results of operations could be adversely affected by new regulations to which we may become subject as a result of our parent becoming a bank holding company, by new regulations or by changes in other regulations or the application thereof.

Our parent is currently in discussions with the Federal Reserve regarding becoming a bank holding company under the U.S. Bank Holding Company Act of 1956. Any application may not ultimately be approved. If GMAC submits a formal application and it is approved, we expect to be able to continue to engage in most of the activities in which we currently engage. However, it is possible that certain of our existing activities will not be deemed to be permissible under applicable regulations if GMAC’s application is successful. In addition, if GMAC successfully converts into a bank holding company, we will be subject to our parent’s comprehensive, consolidated supervision of the Federal Reserve, including risk-based and leverage capital requirements and information reporting requirements. This regulatory oversight is established to protect depositors, federal deposit insurance funds, and the banking system as a whole, not security holders.

The financial services industry, in general, is heavily regulated. Proposals for legislation further regulating the financial services industry are continually being introduced in the United States Congress and in state legislatures. The agencies regulating the financial services industry also periodically adopt changes to their regulations. In light of current conditions in the U.S. financial markets and economy, regulators have increased their focus on the regulation of the financial services industry. For instance, in October 2008, Congress passed the Emergency Economic Stabilization Act of 2008, which in turn created the TARP and the CPP. We are unable to predict how these programs will be implemented or in what form or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.

We are also affected by the policies adopted by regulatory authorities and bodies of the United States and other governments. For example, the actions of the Federal Reserve and international central banking authorities directly impact our cost of funds for lending, capital raising, and investment activities and may impact the value of financial instruments we hold. In addition, such changes in monetary policy may affect the credit quality of our customers. Changes in domestic and international monetary policy are beyond our control and difficult to predict.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10(th) day of November, 2008.

Residential Capital, LLC
(Registrant)

/s/ James N. Young
James N. Young
Chief Financial Officer

/s/  Ralph T. Flees
Ralph T. Flees
Chief Accounting Officer and Controller

INDEX OF EXHIBITS

Exhibit	Description

10.1	Asset Purchase Agreement among Residential Funding Company, LLC, GMAC Residential of Canada Limited and GMAC Commercial Finance LLC dated July 2, 2008
10.2	Purchase Agreement among GMAC Mortgage, LLC and Cerberus International, Ltd. dated July 30, 2008 (Freddie Mac Stripped Interest Certificates, Series 256).
10.3	Purchase Agreement among GMAC Mortgage, LLC and Cerberus Partners, L.P. dated July 30, 2008 (Freddie Mac Stripped Interest Certificates, Series 256).
10.4	Purchase Agreement among Residential Capital, LLC, DOA Holding Properties, LLC, DOA Properties IIIB (KB Models), LLC and MHPool Holdings LLC dated September 30, 2008
10.5	Servicing Agreement between Residential Capital, LLC and MHPool Holdings LLC dated September 30, 2008
10.6	Limited Assignment and Assumption Agreement among KBOne, LLC, DOA Holdings NoteCo, LLC, Residential Funding Company, LLC and MHPool Holdings LLC dated September 30, 2008
10.7	First Amendment Agreement dated as of July 29, 2008 to Loan Agreement dated June 4, 2008
10.8	Second Amendment Agreement dated as of August 14, 2008 to Loan Agreement dated June 4, 2008
10.9	Master Agreement between GMAC LLC and Residential Capital, LLC dated August 14, 2008
10.10	Schedule to the Master Agreement dated August 14, 2008
10.11	First Amendment to First Priority Pledge and Security Agreement and Irrevocable Proxy dated August 14, 2008
10.12	Hedge Pledge and Security Agreement and Irrevocable Proxy dated August 14, 2008
10.13	Amendment No. 4 dated as of July 25, 2008 to the Loan and Security Agreement dated April 18, 2008
10.14	Waiver Letter dated July 29, 2008
10.15	Joinder Agreement dated June 9, 2008
10.16	Joinder Agreement dated August 6, 2008
10.17	Joinder Agreement dated August 15, 2008
10.18	Joinder Agreement dated September 16, 2008
10.19	Second Priority Joinder Agreement dated September 22, 2008
10.20	Third Priority Joinder Agreement dated September 22, 2008
12.1	Computation of ratio of earnings to fixed charges
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

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