Form 10-K
period 2008-12-31
RESIDENTIAL CAPITAL, LLC
filed 2009-02-27
CIK 1332815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008, or

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

As of December 31, 2008, there were outstanding 1,000 limited liability company interests of the issuer.

Documents incorporated by reference: None.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

RESIDENTIAL CAPITAL CORPORATION

Item 1.	Business

We were incorporated in Delaware in 2004 as Residential Capital Corporation, and effective October 24, 2006, we converted our legal form of organization from a corporation to a limited liability company and changed our name to Residential Capital, LLC. Residential Capital, LLC is a wholly-owned subsidiary of GMAC Mortgage Group, LLC, which is a wholly-owned subsidiary of GMAC LLC (“GMAC”).

On December 24, 2008 and in connection with the conversion of GMAC Bank into a commercial state non-member bank, GMAC LLC and IB Finance Holding Company, LLC (“IB Finance”) were each approved as bank holding companies under the Bank Holding Company Act of 1956, as amended (“the BHC Act”). As a result, we are now subject to the supervision and examination of the Board of Governors of the Federal Reserve System (“the FRB”). Pursuant to the BHC Act, the FRB supervises GMAC, including its non-banking subsidiaries, including ResCap.

GMAC announced on December 29, 2008 that it had sold $5.0 billion of GMAC’s preferred membership interests and warrants to the U.S. Department of the Treasury as a participant in the Troubled Assets Relief Program (“TARP”) established under the Emergency Economic Stabilization Act of 2008. The sale was completed the same day. In addition, GMAC announced that GM and an affiliate of Cerberus entered into agreements to purchase $1.25 billion of new common equity of GMAC. In accordance with the requirements of the BHC Act, GMAC is required to change its ownership structure. Until GM completes its required divestiture of GMAC common voting equity interests to less than 9.9%, GM and GMAC Bank are affiliates for purposes of the Affiliate Transaction Restrictions, limiting opportunity to grow GMAC Bank and expand its funding capability. See “Business — Regulatory Matters” for further discussion.

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

Beginning January 1, 2007, based on changes in the organizational structure and management of the GMAC Residential and Residential Capital Group operating business segments, these segments have been combined and are being reported as one reportable operating segment, Residential Finance Group. Beginning June 30, 2008, based on further changes in the management structure, the Principal Investment Activity business, previously reported as part of the Residential Financial Group segment, is now consolidated into our Corporate and Other segment. As a result, as required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, prior year financial data has been changed retrospectively to reflect the current period presentation.

Business Overview

We are a leading real estate finance company focused primarily on the residential real estate market. Our businesses include the origination, purchase, servicing, sale and securitization of residential mortgage loans. The mortgage and capital markets continue to experience severe stress due to credit concerns and housing market contractions in the United States, the United Kingdom and Continental Europe. It is probable the mortgage industry will continue to experience both declining mortgage origination volumes and reduced total mortgage indebtedness due to sharply tightening credit standards, a reduction in available mortgage products and limited funding outlets for mortgage originators. We do not expect the current market conditions to turn favorable in the near term. The market deterioration has resulted in rating agency downgrades of asset-backed and mortgage-backed securities which in turn has led to fewer sources of, and significantly reduced levels of, liquidity available to finance our operations. The widely publicized credit defaults, bankruptcies and/or acquisitions of large financial institutions in the marketplace have further restricted credit in the United States and international lending markets.

In 2008, we redirected the focus of our mortgage origination business to only originate loans supported by Government Sponsored Enterprise (“GSE”) programs and loans with other liquid exit channels. At the same time, we reduced our consolidated balance sheet through asset sales and other strategic transactions. We conduct our operations and manage and report our financial information primarily through the following operating business segments:

•

Residential Finance Group — We remain one of the largest participants in the U.S. residential real estate finance industry through our continued servicing platform and origination of prime credit quality loans that are produced in conformity with the underwriting guidelines of Fannie Mae, Freddie Mac and Ginnie Mae. Through this segment, we:

–

Originate, purchase, sell and securitize residential mortgage loans throughout the United States through our direct lending centers and GMAC Bank correspondents. We are the seventh largest producer of residential mortgage loans in the United States (as ranked by Inside Mortgage Finance), producing approximately $55 billion in residential mortgage loans in 2008.

–

Provide primary and master servicing to investors in our residential mortgage loans and securitizations. We are the sixth largest servicer of residential mortgage loans in the United States (as ranked by Inside Mortgage Finance), with a primary servicing portfolio of approximately $365 billion unpaid principal balance.

–	Provide collateralized lines of credit, which we refer to as warehouse lending facilities, to other originators of loans principally through GMAC Bank’s prime conforming warehouse lending.

–	Hold a portfolio of residential mortgage loans for investment and interests from our securitization activities.

–	Conduct banking activities through the mortgage division of our affiliate GMAC Bank.

•

Business Capital Group — Through our Business Capital Group, we provide financing and equity capital to residential land developers and homebuilders. During 2008, the origination activities within this segment have been contracted significantly due to market conditions and the sale of our Resort Finance and a substantial portion of our Model Home businesses.

•

International Business Group — Our International Business Group includes substantially all of our operations outside of the United States, and has businesses in the United Kingdom, Canada, Continental Europe, Latin America and Australia. During 2008, we suspended mortgage loan production in all of our international markets, except for insured mortgages in Canada. We produced approximately $4 billion in residential mortgage loans outside the United States in 2008 and we had a servicing portfolio of approximately $29 billion unpaid principal balance as of December 31, 2008.

•

Corporate and Other — Our Corporate and Other segment primarily consists of the Principal Investment Activity (PIA) business and Corporate holding company activities, including our debt issuances. The PIA business was previously reported as part of the Residential Finance Group segment. The PIA business operations primarily represent the loan portfolio management of our purchased distressed asset portfolio as well as certain other nonperforming assets. PIA has suspended purchases of distressed assets and its existing portfolio is being managed into run-off. Also included in Corporate and Other are costs associated with the restructuring initiative announced in the third quarter of 2008. Our chief operating decision maker elected to evaluate the performance of our three primary operating segments without the costs of the new restructuring initiative. Our other business operations, including the automotive division of GMAC Bank, are not significant to our results of operations. The revenues and expenses of the automotive division of GMAC Bank are eliminated from our net results through minority interest.

Our headquarters are located at One Meridian Crossings in Minneapolis, Minnesota and our telephone number is (952) 857-8700.

We make our periodic and current reports available, free of charge, on the Investor Relations — SEC Filings section of our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our website address is www.rescapholdings.com. Additionally, the public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100F Street NE, Washington, DC 20549. The public may obtain information on the operating of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available free on the SEC’s website at www.sec.gov.

Our Business

Residential Finance Group

We remain one of the largest residential mortgage producers and servicers in the United States, producing approximately $55 billion in residential mortgage loans in 2008 and servicing approximately $365 billion in residential mortgage loans as of December 31, 2008.

As part of the restructuring plan announced in the third quarter, we announced the closure of our retail and wholesale channels in September 2008. The segment continues to originate mortgage loans through our direct lending centers and GMAC Bank correspondents. In addition, the segment purchases residential mortgage loans from correspondent lenders and other third-parties. Loans are primarily agency-eligible or government loans. Prime credit quality loans that are produced in conformity with the underwriting guidelines of Fannie Mae, Freddie Mac and Ginnie Mae are generally sold to one of these government-sponsored enterprises in the form of agency guaranteed securitizations. This segment also provides collateralized lines of credit to other originators of residential mortgage loans, which we refer to as warehouse lending. This activity has also been reduced although we continue to originate prime conforming warehouse lending through GMAC Bank. Our limited banking activities through the mortgage division of GMAC Bank and our real estate brokerage and relocation business are included in this segment. We completed the sale of our GMAC Home Services real estate brokerage and relocation businesses in the fourth quarter of 2008.

The business will continue to look to reduce costs through restructuring efforts and minimize losses through loss mitigation and asset management initiatives.

Loan Origination and Acquisition

Sources of Loan Production

We have two primary sources for our residential mortgage loan production: the origination of loans through our direct lending network and the purchase of loans in the secondary market (primarily from GMAC Bank correspondent lenders). We have ceased loan originations through mortgage brokers and closed our wholesale channel as part of a restructuring initiative announced in September 2008.

Direct Lending Network

Our direct lending network consists of internet and telephone-based operations. We have closed all of our retail branches as part of a restructuring initiative to streamline our operations. We originate residential mortgage loans through our direct lending network using two brands, GMAC Mortgage and ditech.com®, both focusing on telephone and internet lending services. In addition, we conduct origination activities associated with the refinancing of existing mortgage loans for which we are the primary servicer.

Correspondent Lender and other Secondary Market Purchases

Loans purchased from correspondent lenders are originated or purchased by the correspondent lenders, and subsequently sold to us. Most of our purchases from correspondent lenders are conducted through our affiliate, GMAC Bank. We approve any correspondent lenders that participate in our loan purchase programs. In determining whether to approve a correspondent lender, we generally consider its financial status, its previous experience in originating mortgage loans and its potential loan origination volumes, its prior delinquency and loss experience (if available), its underwriting standards and quality control procedures and, if applicable, its servicing operations. Upon approval, each correspondent lender must sign an agreement with us to originate loans in accordance with the underwriting standards and procedures required by our loan programs. These agreements also require that the correspondent lender originate its loans in accordance with all applicable laws. In light of current market conditions, we redirected the focus of loan originations in 2008 to only originate loans through GMAC Bank correspondents, including lenders with warehouse lines of credit.

Mortgage Brokerage Network

Prior to the restructuring plan announced in September 2008, we originated residential mortgage loans through mortgage brokers. Subsequent to the restructuring, we have ceased loan originations through mortgage brokers and closed our wholesale channel to align our operations with the redirected focus on government sponsored loan products. Loans sourced by mortgage brokers were funded by us and generally closed in our name.

Summary of Production Channels

The following table summarizes our domestic mortgage loan production by channel:

	U.S. Mortgage Loan Production by Channel
	For the Year Ended December 31,
	2008		2007		2006
	Number of Loans	Dollar Amount of Loans	Number of Loans	Dollar Amount of Loans	Number of Loans	Dollar Amount of Loans
	(Dollars in millions)
Retail branches	40,316	$7,389	76,882	$12,260	103,139	$15,036
Direct lending (other than retail branches)	35,044	6,249	92,470	10,664	135,731	12,547
Mortgage brokers	28,210	5,920	110,404	20,561	169,200	29,025
Correspondent lender and secondary market purchases	166,900	35,583	287,084	50,420	642,169	104,960

Total U.S. production	270,470	$55,141	566,840	$93,905	1,050,239	$161,568

Types of Mortgage Loans

In response to the market conditions during 2008, we have adjusted our business model to originate primarily prime conforming and government (agency-eligible) mortgage loans. Historically, we have originated and acquired mortgage loans that generally fall into one of the following five categories:

•

Prime Conforming Mortgage Loans — These are prime credit quality first-lien mortgage loans secured by single-family residences that meet or “conform” to the underwriting standards established by Fannie Mae or Freddie Mac for inclusion in their guaranteed mortgage securities programs.

On February 13, 2008, the Economic Stimulus Act of 2008 was signed into law. The Stimulus Act temporarily increased the loan limits for FHA and the conforming loan limits for Fannie Mae and Freddie Mac to 125% of an area’s median house price, up to a maximum of 175% of the current conforming limit (i.e. $729,750). The conforming limits may not be less than the existing limit of $417,000. This temporary increase in conforming loan limits expired December 31, 2008.

The conforming loan limits established by Fannie Mae and Freddie Mac for 2009 will remain at $417,000 for most areas in the U.S., unchanged since 2006. Loan limits for designated high-cost areas, including California, will be equal to 115% of an area’s median house price, up to a maximum of 150% of the current conforming limit (i.e. $625,500). The conforming limits may not be less than the existing limit of $417,000.

•	Prime Non-Conforming Mortgage Loans — These are prime credit quality first-lien mortgage loans secured by single-family residences that either (1) do not conform to the underwriting standards established by Fannie Mae or Freddie Mac, because they have original principal amounts exceeding Fannie Mae and Freddie Mac limits, which are commonly referred to as jumbo mortgage loans, or (2) have alternative documentation requirements and property or credit-related features (e.g., higher loan-to-value or debt-to-income ratios) but are otherwise considered prime credit quality due to other compensating factors.

•	Prime Second-Lien Mortgage Loans — These are open- and closed-end mortgage loans secured by a second or more junior lien on single-family residences, which include home equity mortgage loans.

•

Government Mortgage Loans — These are first-lien mortgage loans secured by single-family residences that are insured by the Federal Housing Administration (“FHA”) or guaranteed by the Veterans Administration (“VA”).

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

The following table summarizes our domestic mortgage loan production by type:

	U.S. Mortgage Loan Production by Type
	For the Year Ended December 31,
	2008		2007		2006
	Number of Loans	Dollar Amount of Loans	Number of Loans	Dollar Amount of Loans	Number of Loans	Dollar Amount of Loans
	(Dollars in millions)
Prime conforming	182,373	$39,559	245,953	$47,376	233,058	$43,350
Prime non-conforming	4,140	1,884	85,567	28,513	193,736	60,294
Prime second-lien	11,160	873	179,462	10,097	404,091	23,704
Government	72,784	12,822	24,528	3,605	25,474	3,665
Nonprime	13	3	31,330	4,314	193,880	30,555

Total U.S. production	270,470	$55,141	566,840	$93,905	1,050,239	$161,568

The following table summarizes our domestic mortgage loan production by purpose and interest rate type:

	For the Year Ended December 31,
	2008	2007	2006
	(In millions)
Purpose:
Purchase	$20,625	$35,581	$65,889
Non-purchase	34,516	58,324	95,679

	$55,141	$93,905	$161,568

Interest rate type:
Fixed rate	$50,098	$70,160	$91,695
Adjustable rate	5,043	23,745	69,873

	$55,141	$93,905	$161,568

Underwriting Standards and Quality Control

All mortgage loans that we originate and most of the mortgage loans we purchase are subject to our underwriting guidelines and loan origination standards. When originating mortgage loans directly through our retail branches or by internet, or telephone, or indirectly through mortgage brokers, we follow established lending policies and procedures that require consideration of a variety of factors, including:

•

the borrower’s capacity to repay the loan; except on FHA & VA streamline rate reduction refinances where capacity to repay is not required. All applicable FHA/VA guidelines are followed in order to ensure an insurable/guaranteeable loan;

•

the borrower’s credit history; except on FHA & VA streamline rate reduction refinances where credit history is not required. All applicable FHA/VA guidelines are followed in order to ensure an insurable/guaranteeable loan;

•	the relative size and characteristics of the proposed loan; and

•

the amount of equity in the borrower’s property (as measured by the borrower’s loan-to-value ratio). Occasionally, the Government Sponsored Entities automated underwriting results and FHA/VA guidelines do not require the review or analysis of equity in the borrower’s property.

When purchasing mortgage loans from correspondent lenders, we either underwrite the loan prior to closing or re-underwrite the loan prior to purchase or delegate underwriting responsibility to the correspondent lender originating the mortgage loan. When underwriting is delegated to the correspondent lender, a sample of loans are re-underwritten prior to purchase.

To further ensure consistency and efficiency, much of our underwriting analysis is conducted through the use of automated underwriting technology. In addition to the use of automated underwriting, all transactions are reviewed by qualified underwriters to ensure a compliant and saleable transaction. We use Fannie Mae’s Desktop Underwriter® program or Freddie Mac’s Loan Prospector® program, supplemented by Engenious®, our proprietary program, to underwrite conventional, government-insured and certain prime non-conforming loans based on established guidelines.

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

In 2008, we continued to revise product specific underwriting standards to establish more stringent requirements, which resulted in a reduction in non-conforming loan production, including elimination of all nonprime production. These changes in underwriting standards include changes to loan to value requirements, FICO score minimums and documented assets and income requirements.

Sale and Securitization Activities

We sell most of the mortgage loans we originate or purchase. In 2008, we sold $54.8 billion in mortgage loans. We typically sell our prime conforming mortgage loans in sales that take the form of securitizations guaranteed by Fannie Mae or Freddie Mac (agency securitizations), and we typically sell our government mortgage loans in securitizations guaranteed by the Government National Mortgage Association, or Ginnie Mae. In 2008, we sold $49.8 billion of mortgage loans to government-sponsored enterprises, or 90.8% of the total loans we sold, and $5.0 billion to other investors through whole-loan sales. In 2008, we did not perform any non-agency securitizations (also referred to as private label securitizations). From our vintage private label securitizations, we hold the mortgage loans that we did not sell and the securities and subordinated interests that we retained as part of our investment portfolio. Since the second half of 2007, the change in the U.S. mortgage market has limited our ability to securitize many of our non-conforming loan products and has also resulted in a lack of demand and liquidity for the subordinate interests from these securitizations. This lack of liquidity has also reduced the level of whole-loan transactions of certain non-conforming mortgages. See “— Mortgage Loans Held for Investment and Interests That Continue to Be Held by The Company” for more information about our management of our interests that continue to be held. We generally retain the servicing rights with respect to loans that we sell or securitize.

Our sale and agency securitization activities include developing asset sale or retention strategies, conducting pricing and hedging activities and coordinating the execution of whole-loan sales and agency securitizations. Specifically, we set current pricing for loan purchases, manage loan commitments and the inventory of mortgage loans awaiting sale or agency securitization, and hedge mortgage loans against interest-rate risk during the time between the initial commitment of a mortgage loan and its sale or agency securitization. For more information on our hedging activities, see the discussion under the heading “Risk Factors — Risks Related to Our Business — Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates” and “Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk.”

In conducting agency sales and securitizations, we accumulate pools of loans in compliance with Agency standards and guidelines which are then sold and placed into agency sponsored securitizations. When we sell loans to an Agency we make customary representations and warranties. For more information on our representation and warranties, see the discussion under the heading “Risk Factors — Risks Related to Our Business — We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which could harm our profitability.”

Servicing Activities

Although we sell most of the residential mortgage loans that we originate or purchase, we generally retain the rights to service these loans. The mortgage servicing rights we retain consist of primary and master servicing rights. When we act as primary servicer, we collect and remit mortgage loan payments, respond to borrower inquiries, account for principal and interest, hold custodial and escrow funds for payment of property taxes and insurance premiums, counsel or otherwise work with delinquent borrowers, supervise foreclosures and property dispositions and generally administer the loans. When we act as master servicer, we collect mortgage loan payments from primary servicers and distribute those funds to investors in mortgage-backed and mortgage-related asset-backed securities and whole-loan packages. Key services in this regard include loan accounting, claims administration, oversight of primary servicers, loss mitigation, bond administration, cash flow waterfall calculations, investor reporting and tax reporting compliance.

We also occasionally purchase primary servicing rights from other mortgage industry participants or agree to provide primary mortgage servicing as a subservicer where we do not hold the corresponding servicing right (and, therefore, do not include the mortgage servicing right as an asset in our consolidated financial statements). As of December 31, 2008, we acted as primary servicer and owned the corresponding servicing rights on approximately 2.7 million U.S. residential mortgage loans having an aggregate unpaid principal balance of approximately $365 billion, and we acted as subservicer (and did not own the corresponding servicing rights) on approximately 150,000 loans having an aggregate unpaid principal balance of approximately $33.1 billion. We also acted as master servicer on approximately 0.8 million residential mortgage loans having an aggregate principal balance of approximately $117.4 billion as of December 31, 2008 (including loans for which we are also primary servicer).

In return for performing primary and master servicing functions, we receive servicing fees equal to a specified percentage of the outstanding principal balance of the loans being serviced and may also be entitled to other forms of servicing compensation, such as late payment fees or prepayment penalties. Our servicing compensation also includes interest income, or the “float,” earned on collections that are deposited in various custodial accounts between their receipt and the scheduled/contractual distribution of the funds to investors.

We regularly advance funds to investors or third parties in mortgage-backed and mortgage-related asset-backed securities and whole-loan packages, in our capacity as master or primary servicer, to cover delinquent payments on the related pool of mortgage loans and taxes and insurance premiums not covered by borrowers’ escrow funds. Any such funds that we advance are contractually repaid from future payments made by the borrowers underlying the pool of mortgage loans. However, the Company does have credit exposure on the recoverability of tax and insurance advances, and as such reserves for the estimated loss.

During 2008, we sold primary and master servicing rights in the aggregate of $491.2 million representing approximately 227,000 loans having an unpaid principal balance of approximately $44.7 billion to unrelated third parties. Additionally, we sold excess servicing rights in the aggregate of approximately $305.6 million to affiliates of Cerberus Capital Management. This portfolio was sold using an auction bid process, and had an unpaid principal balance of approximately $38.6 billion.

On June 17, 2008, the Company and GMAC Commercial Finance, LLC (“GMACCF”), a subsidiary of GMAC, agreed to enter into a Receivables Factoring Facility, whereby, GMACCF agreed to purchase certain mortgage servicing advances. For additional information regarding this agreement, see the discussion in “Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources’.

As a servicer and pursuant to an agreement entered into with Fannie Mae, we are required to maintain a certain level of tangible net worth as defined in the agreement. During the third quarter of 2008, the Company’s consolidated tangible net worth, as defined, fell below $1.0 billion, giving Fannie Mae the right to pursue certain remedies under the agreement. Immediate actions were taken to provide Fannie Mae additional securities for some of the Company’s potential obligations under the agreements and a sale was completed in the fourth quarter with a third-party. For more information, refer to Note 8 of the Notes to the Consolidated Financial Statements.

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

The following table sets forth the types of residential mortgage loans comprising our primary servicing portfolio for which we hold the corresponding mortgage servicing rights:

	U.S. Mortgage Loan Servicing Portfolio
	As of December 31,
	2008		2007		2006
	Number of Loans	Dollar Amount of Loans	Number of Loans	Dollar Amount of Loans	Number of Loans	Dollar Amount of Loans
	(Dollars in millions)
Prime conforming	1,481,111	$225,141	1,554,594	$227,460	1,574,715	$244,431
Prime non-conforming	225,580	67,034	336,319	103,285	197,484	58,488
Prime second-lien	557,197	24,260	651,260	28,297	760,104	31,578
Government	138,802	20,323	180,453	19,454	181,477	18,835
Nonprime	258,026	28,275	349,696	40,105	374,625	50,287

Total primary servicing portfolio*	2,660,716	$365,033	3,072,322	$418,601	3,088,405	$403,619

*	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 149,750 with an unpaid principal balance of $33.1 billion as of December 31, 2008, 205,019 with an unpaid principal balance of $44.3 billion as of December 31, 2007 and 290,992 with an unpaid principal balance of $55.4 billion as of December 31, 2006.

The following table sets forth information concerning the delinquency experience, including pending foreclosures, on residential mortgage loans that generally complied with our underwriting criteria at the time of origination or purchase and for which we were the primary servicer as of the dates indicated. We do not have direct credit exposure on most of these mortgage loans, except as related to tax and insurance advances made on behalf of the borrower; our direct exposure is limited to those mortgage loans held for investment or sale and those loans that have been securitized and for which we continue to hold interests. The determination as to whether a loan falls into a particular delinquency category is made as of the close of business on the last business day of each month.

	U.S. Mortgage Loan Servicing Portfolio Delinquency
	For The Year Ended December 31,
	2008		2007		2006
	Number of Loans	Dollar Amount of Loans	Number of Loans	Dollar Amount of Loans	Number of Loans	Dollar Amount of Loans
	(Dollars in millions)
Total U.S. mortgage loans serviced	2,660,716	$365,033	3,072,322	$418,601	3,088,405	$403,619

Period of delinquency(1)(2)
30 to 59 days	95,930	$13,166	107,711	$14,304	104,951	$13,544
60 to 89 days	43,471	6,294	38,040	5,372	30,790	3,820
90 days or more	50,529	6,438	37,038	4,477	18,472	1,869
Foreclosures pending	53,249	10,770	52,084	9,427	37,183	4,906
Bankruptcies	62,785	6,449	30,348	2,762	32,965	2,842

Total delinquent loans	305,964	$43,117	265,221	$36,342	224,361	$26,981

Percent delinquent of U.S. mortgage loans serviced	11.50%	11.81%	8.63%	8.68%	7.26%	6.68%

(1)	As used in this discussion, prime credit quality loans and some of our other mortgage loans are considered to be 30 or more days delinquent when a payment due remains unpaid as of the close of business on the last business day immediately prior to the next following monthly due date.

(2)	Does not include foreclosures pending and bankruptcies.

The delinquency and pending foreclosure information set forth above may not be representative of the results we will experience on any mortgage loans we produce and service in the future.

An increasingly important part of our primary servicing activities includes foreclosure prevention and loss mitigation procedures which assists us in reducing delinquency and assists borrowers in staying in their homes. Through our early intervention with individual mortgagors, who are delinquent or whom our risk models indicate may become delinquent, our participation in foreclosure prevention forums and our pro-active loss mitigation strategies that includes loan modifications, we, as primary servicer, may engage in activities that will modify the terms of on- and off-balance sheet loans.

Loan modifications, which we are contractually allowed to perform as a primary servicer in compliance with our servicing agreements, can include any or all of the following; principal forgiveness, maturity extensions, delinquent interest capitalization and changes to contractual interest rates. In addition, as primary servicer, we can agree to modifications upon liquidation of a loan, commonly known as short sales where a portion of the outstanding principal of a mortgage loan is forgiven as part of a sale of the underlying property to a third party. We participate in a variety of government and agency sponsored programs, as well as internally designed proprietary programs, aimed at homeowners at risk of foreclosure. These programs include Fannie Mae’s “HomeSaver Advance”; “Framework Modification” (aka “Bush Plan”); “GMAC ResCap Preemptive Modification”; and GMAC ResCap’s “Quick Strike Modifications.” Each plan has varying qualification criteria for the borrower to meet as well as associated modification options which we analyze to determine the best solution for the borrower. Additionally, we have performed periodic foreclosure moratoriums, which are designed to provide borrowers with extra time to sort out their financial difficulties while allowing them to stay in their homes.

Warehouse Lending

We are a provider of warehouse lending facilities to correspondent lenders and other mortgage originators in the United States. These facilities enable those lenders and originators to finance residential mortgage loans until they are sold in the secondary mortgage loan market. We provide warehouse lending facilities principally for prime conforming and government residential mortgage loans, including mortgage loans that we acquire through our correspondent lenders. We also provide limited warehouse lending facilities for prime second-lien residential mortgage loans, once again, including mortgage loans that we acquire through our correspondent lenders. During 2008, we have continued to reduce the size of our warehouse lending business and have not provided facilities secured by non-conforming loans, except prime jumbo mortgage loans. We provide most of our warehouse lending facilities through GMAC Bank.

Advances under our warehouse lending facilities are collateralized by the underlying mortgage loans and bear interest at variable rates. Our warehouse lending facilities generally have a one-year term that may be renewed or extended, although some of our warehouse lending facilities have extension periods shorter than a year. In addition, we previously made lines of credit and term loans available to a limited number of our correspondent lenders to finance the acquisition of servicing rights, the retention of interest-only securities and other residual interests in their securitizations or for general working capital purposes. At December 31, 2008, only one such line remains secured by servicing rights and we no longer offer these types of facilities.

As of December 31, 2008, we had total warehouse line of credit commitments of approximately $2.4 billion, against which we had advances outstanding of approximately $1.4 billion. We also have $109.0 million of warehouse lending receivables outstanding related to other offerings as of December 31, 2008. We purchased approximately 21% of the mortgage loans financed by our warehouse lending facilities in 2008.

Mortgage Loans Held for Investment and Interests That Continue to Be Held by The Company

We hold a portfolio of assets consisting of (1) residential mortgage loans held for investment, including residential mortgage loans sold in on-balance sheet securitizations and (2) interests that continue to be held from our securitization activities. As of December 31, 2008, the principal balance of our domestic mortgage loan portfolio was approximately $23.8 billion and the fair value of our interests that continue to be held was approximately $110.8 million. We hold a portion of this portfolio through GMAC Bank. Our portfolio of mortgage loans and interests that continue to be held provide a source of revenue as we recognize interest income over the life of the underlying mortgage loans.

On January 1, 2008, the Company elected the fair value option for certain mortgage loans held for investment under Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”). These loans serve as collateral for the Company’s on-balance sheet securitization debt as of January 1, 2008 in which the Company estimated that credit reserves pertaining to securitized assets could or already had exceeded the Company’s economic exposure. For more information on fair value option, see the discussion in “Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates”.

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

We own in our portfolio interests from securitizations for which we recognized a gain or loss on sale. We also have mortgage loans that appear on our balance sheet because they were securitized through transactions structured as on-balance sheet securitizations under generally accepted accounting principles. In contrast to the more common off-balance sheet securitizations, we do not recognize a gain or loss on sale for our on-balance sheet securitizations. See “Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Understanding our Financial Results — On- and Off-Balance Sheet Arrangements — Securitizations” for more information regarding these on-balance sheet securitizations.

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

Prior to the fourth quarter of 2008, we were the primary beneficiary of certain collateralized debt obligations (“CDOs”) and as such, consolidated the entities in accordance with FIN No. 46R, Consolidation of Variable Interest Entities (“Fin No. 46R”). Transactional activity related to these special purpose entities precluded meeting the qualified special purposes entity criteria provided under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and as such, sale treatment was not obtained. In the fourth quarter of 2008, we sold 100% of our ownership in the CDO entities, including equity in the CDOs, retained bonds, and all asset management responsibilities. We have no further continuing involvement in the CDOs and as a result applied sale accounting to the assets transferred into the CDOs. Further, the Company is no longer deemed to be the primary beneficiary of the CDOs and, thus, consolidation of the remaining on-balance sheet entities is no longer required. The deconsolidation of the CDOs resulted in a gain of $2.9 million.

GMAC Bank

The mortgage division of GMAC Bank provides us access to an additional source of funding for our Residential Finance Group business through its ability to accept deposits, to obtain Federal Home Loan Bank (“FHLB”) advances, to purchase federal funds and to access the Federal Reserve’s Discount Window and Term Auction Facility (“TAF”). The financing through the FHLB is uncommitted and requests for additional advances are evaluated by the FHLB at the time they are received. In July 2008, the Federal Deposit Insurance Corporation (“FDIC”) granted a ten-year extension of GMAC Bank’s current ownership. On September 11, 2008, GMAC Bank was granted access to the Federal Reserve’s Discount Window and TAF. The Discount Window is the primary credit facility under which the Federal Reserve extends collateralized loans to depository institutions at terms from overnight up to ninety days. The TAF program auctions a pre-announced quantity of collateralized credit starting with a minimum bid for term funds of 28-day or 84-day maturity. For more information on these funding facilities, see discussion in “Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

GMAC Bank provides individual banking products to consumers online at www.gmacbank.com. These products primarily include consumer deposits, money market accounts, and online banking, as well as first-lien residential mortgage and second-lien home equity loans and lines of credit. GMAC Bank’s consumer business is targeted at participants in GM Family First and other customers of our Residential Finance Group business in addition to the general public.

GMAC Bank also provides the Residential Finance Group, as well as third-parties, with several business services, namely collateral/pool certification and collateral document custodial services.

The automotive division of GMAC Bank offers automotive financial services through select qualifying GM automotive dealerships and to the customers of those dealerships in the United States. In 2007, GMAC Bank began originating wholesale floor plan lines of credit to non-GM franchised dealers. These lines of credit are established to provide dealerships financing for the acquisition of new and used cars and trucks held for sale. The lines are discretionary and may be terminated by GMAC Bank at any time. In accordance with GMAC Bank’s policy, wholesale lines are reviewed periodically based on risks and exposure. GMAC Bank had approximately $1.1 billion and $0.8 billion in wholesale dealer loans outstanding at December 31, 2008 and 2007, respectively.

Additionally, through GMAC Bank, we have, from time to time, based on independent analysis of underwriting criteria, provided real-estate secured financing to GM automotive dealers for purposes of refinancing existing debt or to expand existing dealer real estate holdings. If any of these financings become delinquent for a period of at least 60 days, we have the right to require GMAC to purchase the delinquent loans for the amount of unpaid principal plus accrued interest and additional costs. As of December 31, 2008, there was approximately $1.6 billion of automotive dealer loans outstanding.

As of December 31, 2008, GMAC Bank had $32.9 billion in assets, with approximately $19.2 billion deposits. A portion of GMAC Bank’s deposit liabilities (approximately 9.9% as of December 31, 2008) consists of custodial funds deposited by other parts of our business.

Subsequent to December 31, 2008, ResCap has completed certain actions in which GMAC Bank is no longer owned and consolidated by us. See Note 25 of the Notes to the Consolidated Financial Statements.

Other Related Real Estate Finance Activities

Our captive reinsurer, CapRe of Vermont, LLC, is a wholly-owned subsidiary of GMAC Mortgage. It has entered into agreements with seven major mortgage insurance companies to reinsure a portion of mortgage insurance policies for loans where GMAC Mortgage or its affiliates have either originated or purchased the servicing rights for these loans. In general, it has exposure to credit risk and prepayment risk. Higher delinquency may cause an increase in the aggregated claims against the risk layer it has reinsured and higher prepayment speeds will reduce returns in conjunction with a reduced likelihood of losses. As of December 31, 2008, CapRe of Vermont had reinsurance agreements covering $17.4 billion in active original principal mortgage loans. CapRe of Vermont reserves for loans that are 60 days or more delinquent. It has recorded a $90.3 million provision expense as of December 31, 2008.

During the fourth quarter of 2008, Residential Finance Group sold its GMAC Home Services (GHS) division to Brookfield Residential Property Services, a Canadian firm, for $178.1 million. Concurrent with the sale, the two parties entered into a supplemental transition services agreement where the Residential Finance Group will provide operational support and services in connection with the operation for a twelve month period.

Business Capital Group

During 2008, the Business Capital Group sold our resort finance business, to a related party entity, GMAC Commercial Finance LLC, and a substantial portion of our model home business. The remaining segment balance sheet assets consist of a wide variety of products to builders and developers across the country. These assets are being managed down and/or potentially sold to third-parties. As of December 31, 2008, there is no origination of any new transactions within the business; the only funding provided are those required of us under our current lending commitments. The business will continue to look to reduce costs through restructuring efforts and minimize losses through asset management initiatives.

Our Business Capital Group was historically comprised of the following distinct businesses: residential construction finance, residential equity (mezzanine lending), model home finance and resort finance. At the end of 2007, the Business Capital Group restructured its businesses into one Real Estate Business. Assets are reviewed and managed by relationship with different products under the same management team. The single business now consists of two functions — Real Estate Portfolio Management and Real Estate Owned. Real Estate

Portfolio Management exists to deal with customer relationships with performing, defaulted and work-out assets and Real Estate Owned manages and disposes of owned assets.

During the first quarter of 2009, the Business Capital Group expects to outsource its servicing platform associated with our entire asset portfolio to an unrelated third-party. Asset management will continue to be provided within the Business Capital Group.

A principal risk for our business capital lending activities is credit risk. The credit risk group, under the direction of the Chief Credit Officer, is responsible for approving all credit actions. The group provides credit support through financial analysis and portfolio analysis and is responsible for monitoring the credits of the business, monitoring the portfolio, regular reporting of all credits, etc. Market risk, inherent in our balance sheet, is a particular focus for those assets which relate to mezzanine debt and model home finance products. Mezzanine debt and model home financing assets have always had more market risk associated with them since the transactions never received the same credit support as the first lien construction loans. See “Risk Factors — Risks Related to Our Business — Our business capital activities expose us to additional risks that may adversely affect our revenues and profitability” for more information regarding the risks from our business capital activities.

Portfolio of Assets

We historically provided capital in many forms to homebuilders, residential land developers and related market participants for the acquisition, development and construction of residential housing developments across the United States. Our products on our balance sheet consist of lending receivables in the form of first-lien construction loans, mezzanine construction loans and working capital loans to builders. In addition, non-lending real estate assets consist of equity investments in residential construction projects, lots under options to builders, model homes under lease to builders and owned real estate projects acquired through foreclosure or terminated options and leases.

Our lending receivables, including working capital loans to builders, generally range in size from $10 million up to $70 million, with most between $10 and $50 million. The loans generally have terms of 36 months to 60 months. As of December 31, 2008, we had total lending receivable commitments of approximately $2.0 billion, with $1.8 billion in outstanding principal.

Equity investments on our balance sheet consist of investments in specially created single-purpose entities to acquire residential projects and a limited amount of other types of real estate. Our practice has been to not provide the debt financing for projects in which we have made an equity investment. We made these equity investments only with customers with which we developed strong relationships after providing other capital solutions. As of December 31, 2008, we had total equity investments of approximately $349 million in specific project and entity investments.

The lot options remaining on our balance sheet are optioned to a few homebuilders and have been reduced significantly during 2008. There is a contract with the homebuilder to develop the land into completed lots. There is also an option contract with the homebuilder to purchase the finished lots. We typically hold the lots for a period of 24 to 60 months.

The model homes on our balance sheet are leased to the homebuilder for use as a sales model. The homebuilder agreed to lease the model home at a lease rate tied to a monthly floating interest rate. The historical lease length has been approximately 18 to 24 months. We generally contract with the homebuilders to sell the model homes, for which we pay the homebuilder a market commission.

As of December 31, 2008, we had more than 450 model homes under lease with a net book value of approximately $146 million, and we owned approximately 1,700 residential lots through the lot option program, with a book value of approximately $40 million.

Real estate owned on our balance sheet consists of foreclosed lending receivables and terminated lot options and model home leases. A significant portion of the owned portfolio is for sale or being reviewed for potential disposition. As of December 31, 2008, we had total real estate owned of $163.1 million.

Resort Finance

During the third quarter of 2008, the Business Capital Group sold its resort finance business to a related party, GMAC Commercial Finance LLC, for approximately $111.1 million. This purchase price represents the net asset value of the business, appraised by a third-party. As part of this sale, we sold approximately $1.2 billion of lending receivables, net of allowance and impairment, and paid down approximately $750 million of affiliate borrowings and approximately $375 million of other borrowings.

International Business Group

Our International Business Group includes substantially all of our operations outside of the United States. Due to market conditions, mortgage loan production in the foreign markets in which we operate has been suspended throughout the majority of 2008, except for insured mortgages in Canada. On January 1, 2009, we completed the sale of our Canadian subsidiary, ResMor Trust Company (“ResMor”), which effectively ceased loan production within our International Business Group.

The following table summarizes our international mortgage loan production:

	International Mortgage Loan Production
	For the Year Ended December 31,
	2008		2007		2006
	Number of Loans	Dollar Amount of Loans	Number of Loans	Dollar Amount of Loans	Number of Loans	Dollar Amount of Loans
	(Dollars in millions)
United Kingdom	3,379	$885	68,161	$18,903	93,215	$22,417
Continental Europe	3,443	901	37,364	7,150	21,849	3,926
Canada	10,948	2,050	10,117	1,947	8,117	1,311
Other	3,002	402	9,495	580	3,798	128

Total international loan production	20,772	$4,238	125,137	$28,580	126,979	$27,782

The following table sets forth our international servicing portfolio:

	International Servicing Portfolio
	As of December 31,
	2008		2007		2006
	Number of Loans	Dollar Amount of Loans	Number of Loans	Dollar Amount of Loans	Number of Loans	Dollar Amount of Loans
	(Dollars in millions)
United Kingdom	52,446	$8,615	82,326	$19,345	108,672	$23,817
Continental Europe	66,765	15,503	69,666	17,953	49,251	9,956
Canada	29,304	4,197	31,620	5,482	16,716	2,392
Other	4,277	439	2,091	312	1,274	52

Total international servicing portfolio	152,792	$28,754	185,703	$43,092	175,913	$36,217

We traditionally exited the assets that we originated through securitizations and negotiated whole-loan sales. The securitization markets are restricted or closed in each of our foreign markets. Due to liquidity needs and a lack of access to our historical exit markets, we executed a substantial number of whole-loan sales in 2008 at reduced prices resulting in large losses and a significantly reduced balance sheet. In 2009, we will continue to reduce our international balance sheet exposure and related liquidity requirements through effective asset management.

United Kingdom

Historically, our United Kingdom operations included residential mortgage loan origination, acquisition, sale and securitization. We generally securitized nonprime loans and sold prime non-conforming loans through whole-loan sales to third-party investors. Although, we retained the right to service the loans we securitized in the United Kingdom, we outsource the servicing activities to a third-party. The lack of liquidity in secondary markets for residential mortgage loans combined with a subsequent economic downturn in the United Kingdom has resulted in the sharp decline in the value of residential real estate. Consequently, in the first half of 2008 we stopped our production of loans in the United Kingdom. Due to liquidity needs, we sold approximately $4.1 billion of residential mortgage loans exclusively via whole-loan sales during 2008. In 2007 and 2006, we issued residential mortgage-backed securities in the United Kingdom of approximately $1.1 and $7.2 billion, respectively. This was supplemented by whole-loan sales of $17.6 billion in 2007 and $12.5 billion in 2006.

Due to the lack of liquidity markets in the United Kingdom, we have changed to an asset manager shifting our focus to risk management and loss mitigation efforts, with the exception of one remaining installment of a forward sales agreement. We intend to sell approximately $364.8 million of residential mortgage loans to a third- party in the first quarter of 2009, which will fulfill our remaining obligation under the forward sale agreement. As a result of this change in business focus, in 2008, we have undertaken restructuring efforts, reducing our staff and operating costs.

In 2005, we began our Property Finance business to provide lending to residential property developers funding our first loan in 2006. Due to the liquidity and funding constraints, all new loan production in this line of business was stopped in 2008. Our ending loan balance was $138.1 million at December 31, 2008, compared to $313.7 million at December 31, 2007.

Continental Europe

Our Continental Europe operations historically included residential mortgage loan origination, acquisition, sale and securitization. In the Netherlands, Germany and Spain, we originated mortgage loans through financial institutions and other intermediaries, including our German broker and bank. Mortgage loans were primarily sold through the creation of private mortgage-backed securities for institutional investors through our Dutch operations. Residential loans originated and purchased were generally prime mortgages. We began operations in Spain in 2005, produced our first loans in 2006 and sold the majority of loans produced back to the originators in 2008. Although we retained the right to service the loans we securitized in Continental Europe, with the exception of Spain, we outsource the servicing activity to multiple third-parties. In Spain, the originators typically retain the right to service the loan. We sold approximately $1.0 billion of mortgage loans via securitization in our Continental European operations in the first half of 2008. In addition, we had $1.7 billion of whole-loan sales during the same period. Due to market conditions similar to those in the United Kingdom, we did not sell any mortgage-backed securities or execute any whole-loan sales in the second half of 2008. Similar to the United Kingdom, our focus in Continental Europe is asset management and we plan to combine management of these two business units into a single European Asset Management group. We have undertaken restructuring to focus on asset management and complete efforts to reduce staff and operating costs in Continental Europe.

Canada

Our Canadian operations consist of two distinct operations, GMAC Residential Funding of Canada Limited (“RFOC”), which originated and acquired mortgage loans through third-parties and our Canadian mortgage broker subsidiary Mortgage Intelligence, Inc., and ResMor, a federally regulated trust company based in Calgary, that focused on the residential mortgage banking business originating all its mortgage business and deposits through independent broker networks.

Residential mortgage loans originated by RFOC included both prime first mortgages, as well as mortgages with second liens on residential property. These mortgage loans were primarily sold through the creation of public and private mortgage and asset-backed securities and whole-loan sales for institutional investors. Although we retained the right to service the loans we securitized and sold in Canada we outsourced the servicing to a third-party. We sold Mortgage Intelligence, Inc. in October of 2008 but still hold and service $394.3 million of mortgage loans originated by RFOC.

ResMor is an approved lender for Canada Mortgage and Housing Corporation, a lender for Genworth Financial Canada (formerly GE Mortgage Insurance), and a NHA-MBS issuer. We sold ResMor on January 1, 2009 to GMAC.

Latin America

Our Latin American operations included commercial lending activities as well as the acquisition and securitization of residential mortgage loans. Our Mexican lending operations provided debt financing to developers to acquire and develop land and build homes as well as commercial lending to other Mexican financial intermediaries to create an origination network.

Additionally, we purchased residential mortgage loans from financial intermediaries and securitized those loans through the issuance of mortgage-backed securities to third-party investors. We completed several of our Mexican securitizations with a co-issuer. We did not retain the right to service the loans in Mexico. The originators typically retain servicing. In addition to our operations in Mexico, we had operations in Brazil and Chile. We entered the Brazil and Chile markets with investments accounted for under the equity method of accounting in 2005. In 2006, we expanded our operations in Brazil to include construction lending. As of the end of 2008, we have ceased all operations in Brazil and Chile.

While not as severe as our other foreign markets, liquidity in the secondary markets for mortgage loans in Latin America has declined leading to our suspension of residential mortgage origination and commercial lending activity, a restructuring of our operations and a shift in our focus to asset management.

Australia

We began our Australian business in 2005 with an investment accounted for under the equity method of accounting in an Australian mortgage manager. During 2006, we purchased the remaining shares of this broker and originated our first loan. Our Australian business continued to originate mortgage loans through June 2008 at which point we suspended origination activities. We completed two securitizations in 2008 resulting in the sale of all loans on balance sheet.

Liquidity in the secondary markets for mortgage loans in Australia has declined leading to our suspension of residential mortgage origination activity, a substantial restructuring of our operations and a shift in our focus to manage the remaining retained assets. We will effectively cease all operations in Australia in 2009.

United Kingdom Securities Broker-Dealer

We distribute part of the securitizations sponsored by our United Kingdom and Continental Europe businesses and part of the whole-loans funded by those businesses through our United Kingdom securities broker-dealer. Our broker-dealer and mortgage operations are regulated by the United Kingdom Financial Services Authority. Our United Kingdom broker-dealer distributes securities elsewhere in Europe under reciprocal regulatory arrangements of the European Union, and primarily underwrites mortgage-backed and mortgage-related asset-backed securities issued in securitizations that we sponsor. For management reporting purposes, our United Kingdom securities broker-dealer is included in the Residential Finance Group.

Competition

Residential Finance Group

During 2008, the domestic and international mortgage and capital markets continued to experience severe and increasing dislocation. This market dislocation, which continues to persist into 2009, is evidenced by many developments including:

•	A significant reduction in the majority of non-conforming loan production, which has adversely impacted the profitability and operational stability of most mortgage lenders;

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

•

Increasing reliance of the financial industry participants on government support, including the take-over of Fannie Mae and Freddie Mac, the launch of the $700 billion “Troubled Assets Relief Program” bailout plan and other programs undergoing; and

•	The spread of the credit contraction to other industries outside financial services, housing market deterioration, and more importantly, concerns over global economic contraction among global markets.

These developments have adversely impacted us and many of our competitors. The significant declines in mortgage loan production, tightening of spreads, decrease in asset valuation and increased repurchase demands have negatively impacted the profitability of many mortgage lenders and undermined their operational stability. In addition, the continued tightening (or loss) of liquidity and increases in the cost of capital to the residential real estate finance market has reduced the number of industry participants that are able to effectively compete. To successfully operate in this environment, mortgage lenders must have a very high level of operational, technological and managerial expertise as well as access to cost-effective capital.

Today, large, sophisticated financial institutions, primarily commercial banks operating through mortgage banking subsidiaries as well as Fannie Mae, Freddie Mac and Ginnie Mae, dominate the residential real estate finance industry. The largest 10 mortgage lenders combined had approximately a 72% share of the residential mortgage loan origination market in 2008, up from 55% in 2004. Continued consolidation in the residential mortgage loan origination market may adversely impact our business in several respects, including increased pressure on pricing or a reduction in our sources of mortgage loan production if originators are purchased by our competitors. This consolidation trend has carried over to the loan servicing side of the mortgage business. The top 10 residential mortgage servicers combined had approximately 66% share of the total residential mortgages outstanding as of December 31, 2008, up from approximately 54% as of December 31, 2004.

During 2008, we ceased our origination activities in nonprime and non-conforming loans and now only originate loans that are supported by GSE programs that can be sold to other guaranteed investor partners. In 2008, we have closed all of our retail branches and ceased loan originations through mortgage brokers and closed our wholesale channel. This strategic adjustment, among many other initiatives, was to streamline and sharpen the focus of our operations. We remain committed, however, to offering a competitive menu of high quality product offerings within the selected core markets. We will continue our growth plan in areas of opportunity and in areas where we continue to maintain a competitive advantage. Other industry leaders are less reliant than we are on the secondary mortgage market as an outlet for mortgage loans as they have a greater capacity to hold mortgage loans in their financed loan portfolio. If the current secondary mortgage market disruption persists or we are unable to develop a portfolio lending capacity similar to that of our competitors, we would be at a competitive disadvantage.

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

GMAC Bank competes in the retail banking sector. We provide a range of personal banking products and compete by providing efficient service, convenience and security to our customers. As an online bank, our business model grants us a competitive advantage in maintaining low overhead, which allows us to pass attractive interest rates on to the customers. GMAC Bank is a FDIC member bank.

Business Capital Group

As of December 31, 2008, there is no origination of any new transactions within the business; the only funding provided is that which is required of us under our current lending commitments.

International Business Group

Due to market conditions, mortgage loan production in the foreign markets in which we operate has been suspended throughout the majority of 2008, except for insured mortgages in Canada and fulfillment of existing commitments in the United Kingdom and Continental Europe. On January 1, 2009, we completed the sale of our Canadian subsidiary, ResMor Trust Company, which originated our insured mortgages and effectively ceased the remaining loan production within our international business group.

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

Non-Federally Chartered Entities

Federal statutes and rules governing federally chartered banks and thrifts allow those entities to engage in mortgage lending in multiple states on a substantially uniform basis and without the need to comply with most state licensing and other laws (including new state “predatory lending” laws described above) affecting mortgage lenders. Federal regulators have expressed their position that these preemption provisions benefit mortgage subsidiaries of federally chartered institutions as well. Moreover, at least one national rating agency has announced that, in recognition of the benefits of federal preemption, it will not require additional credit enhancement by federally-chartered institutions when they issue securities backed by mortgage loans that may be subject to a state high-cost loan law. We do not generally benefit from these federal preemptions to the same extent as a federally chartered institution might because our affiliate, GMAC Bank, is licensed as a commercial state non-member bank pursuant to the laws of Utah. Accordingly, we are subject to state legal requirements and risks under state laws to which our federally regulated competitors are not. This disparity may have the effect of giving these entities legal and competitive advantages.

GMAC Bank

GMAC Bank is licensed as a commercial state non-member bank pursuant to the laws of Utah and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). GMAC Bank is required to file periodic reports with the FDIC concerning its financial condition.

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

Insurance of Deposit Accounts

Deposits of GMAC Bank are insured by the FDIC. Effective October 3, 2008 through December 31, 2009, the FDIC insurance limit was increased to $250,000 from $100,000 per depositor. Insurance of deposits may be terminated by the FDIC upon a finding that the savings association has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The FDIC also has the statutory authority to levy assessment payments based on our deposits. Imposition of any of these sanctions would impair, and could severely impair, our ability to do business through GMAC Bank.

Capital Distribution Regulations

The Approval Order issued to GMAC Bank by the Utah Department of Financial Institutions (the “Department”) prohibited GMAC Bank from paying dividends without prior approval of the Utah Commissioner of Financial Institutions for a three-year period, which ended in August 2007. As of December 31, 2008, the most recent notification from the FDIC categorized GMAC Bank as being “well capitalized” under FDIC regulatory framework for prompt corrective action. The Department also requires GMAC Bank to maintain “well capitalized” levels under the regulation.

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

Bank Holding Company Status

On December 24, 2008, and in connection with the conversion of GMAC Bank into a Utah-chartered commercial nonmember bank, GMAC LLC and IB Finance Holding Company, LLC (IB Finance) were each approved as bank holding companies under the BHC Act. IB Finance is the direct holding company for GMAC Bank. As a result, we are now subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the FRB). GMAC will be required to file various reports with, and will be subject to examination by the FRB. The FRB has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals who violate any laws, regulations, orders, or written agreements with the FRB, to order termination of certain activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company. In addition, GMAC’s banking subsidiary GMAC Bank is subject to regulation and examination primarily by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions. GMAC’s non-bank subsidiaries, including ResCap and our subsidiaries, generally are subject to regulation primarily by their functional regulators, including the Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority and/or state securities regulators in the case of its securities subsidiaries.

•

Permitted Activities — As a bank holding company, subject to certain exceptions, GMAC is (and, therefore, we are) required to obtain FRB approval prior to acquiring more than 5% of any class of voting shares of any nonaffiliated depository institution or other company. Furthermore, GMAC is (and, therefore, we are) generally limited to the business of banking, managing or controlling banks, and other similar activities. As a new bank holding company, however, we are permitted a two year grace period to comply with these restrictions on activities (we may apply for three one-year extensions). We are currently reviewing our business activities and will make necessary modifications, if any, within the required time periods.

•

Gramm-Leach-Bliley Act of 1999 — The enactment of the Gramm-Leach-Bliley Act of 1999 (GLB Act) eliminated large parts of a regulatory framework that had its origins in the Depression era of the 1930s. Effective with its enactment, new opportunities became available for banks, other depository institutions, insurance companies, and securities firms to enter into combinations that permit a single financial services organization to offer customers a more comprehensive array of financial products and services. To further this goal, the GLB Act amended the BHC Act by providing a new regulatory framework applicable to financial holding companies, which are bank holding companies that meet certain qualifications and make an election to become financial holding companies. The FRB regulates, supervises and examines financial holding companies, as it does all bank holding companies. However, insurance and securities activities conducted by a financial holding company or its non-bank subsidiaries are regulated primarily by functional regulators. As a bank holding company, GMAC is permitted to apply, subject to GMAC Bank (and any depository institution subsidiary that we may acquire in the future) being “well-capitalized”, “well-managed” and in compliance with applicable Community Reinvestment Act (CRA) requirements, to become a financial holding company pursuant to the BHC Act, and it is currently considering such an application. As a financial holding company GMAC would be permitted to engage in a broader range of financial and related activities than those that are permissible for bank holding companies, and in most cases would not required to obtain prior FRB approval to engage in such activities.

•

Capital Adequacy Requirements — As a bank holding company, GMAC will be subject to risk based capital and leverage guidelines by Federal regulators that will require that our capital to assets ratios meet certain minimum standards. In addition, GMAC is currently subject to certain capital requirements as a result of contractual obligations with the FDIC.

Requirements effective December 31, 2009 — The risk based capital ratio is determined by allocating assets and specified off-balance sheet financial instruments into four weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

Under the guidelines, total capital is divided into two tiers: Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common equity, minority interests, and qualifying preferred stock; less goodwill and other adjustments. Tier 2 capital generally consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt, and other adjustments. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital. Total capital is the sum of Tier 1 capital and Tier 2 capital. Under the guidelines, banking organizations are required to maintain a minimum Total capital ratio (total capital to risk-weighted assets) of 8% and a Tier 1 capital ratio of 4%. GMAC’s bank depository institution, GMAC Bank, will continue to be required to maintain “well-capitalized” levels which dictate a Total capital ratio of 10% and a Tier 1 capital ratio of 6%.

The federal banking regulators also have established minimum leverage ratio guidelines. The leverage ratio is defined as Tier 1 capital divided by adjusted average total assets (which reflect adjustments for disallowed goodwill and certain intangible assets). The minimum leverage ratio is 4% for bank holding companies. GMAC will not be subject to any specific requirements for this ratio other than maintaining the minimum of 4%.

The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. The Basel Committee has proposed a revision to the Accord (Basel II). U.S. banking regulators are in the process of incorporating the Basel II Framework into the existing risk-based capital requirements. The Basel II rules will also apply to our operations in non U.S. jurisdictions.

Prior to becoming a bank holding company, GMAC was not previously subject to the above requirements. Accordingly, we continue to work to finalize the appropriate methodology for calculating these ratios.

•

Transactions with Affiliates — Certain transactions between GMAC Bank and any of its “affiliates,” including ResCap and its subsidiaries, are subject to federal statutory and regulatory restrictions. Pursuant to these restrictions, “covered transactions” between GMAC Bank and its affiliates (i) generally are limited to 10% of GMAC Bank’s capital stock and surplus, with an aggregate limit of 20% of GMAC Bank’s capital stock and surplus for all such transactions (collectively, the “Affiliate Transaction Restrictions”), (ii) in the cases of certain credit transactions, are subject to stringent collateralization requirements, and (iii) must be conducted in accordance with safe and sound banking practices. Furthermore, there is an “attribution rule” that provides that a transaction between GMAC Bank and a third party will be treated as a transaction between GMAC Bank and an affiliate to the extent that the proceeds of the transaction are used for the benefit of, or transferred to, an affiliate of GMAC Bank. For these purposes, covered transactions generally include the purchase of assets by GMAC Bank from an affiliate and GMAC Bank’s extension of credit to an affiliate, the purchase of securities issued by a GMAC Bank affiliate, the acceptance of affiliate securities as security for a loan by GMAC Bank, and any guarantee or other financial support provided by GMAC Bank to or an behalf of a GMAC Bank affiliate. Transactions between GMAC Bank and its affiliates, or any GMAC Bank transaction to which an affiliate is a party, also must be conducted on terms and conditions, including credit terms that are no less favorable to GMAC Bank than would be offered in good faith to an unaffiliated party.

Broker-Dealers

Our U.S. broker-dealer operations are subject to federal and state securities laws as well as the rules of both the Securities and Exchange Commission and the Financial Industry Regulatory Authority, State and federal securities law requirements include the maintenance of required levels of net capital, the monthly and annual reporting of operating and financial data to regulators, the approval and documentation of trading activity, the retention of records and the governance of the manner in which business may be conducted with customers. Our U.S. broker-dealer conducts business only with institutional investors and does not maintain or carry customer funds or securities. Sanctions for violations of applicable regulations include monetary penalties for our broker-

dealer and its managers and possible revocation of authority to transact securities business. Imposition of any of these sanctions could impair our ability to distribute mortgage-backed and mortgage-related asset-backed securities in the United States and promote a secondary market in such securities.

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

The FSA has established certain business rules in respect of regulated mortgage activities as part of its handbook of rules and guidance entitled Mortgages: Conduct of Business Sourcebook, or the MCOB. These rules cover, among other things, pre-contract, start of contract and post-sale disclosures, rules on contract changes, charges, arrears and repossessions and certain pre-origination matters, such as financial promotions and distance marketing, advice on suitability of mortgage loan contracts and draft pre- application illustrations. Special rules govern the offering of lifetime mortgage loans and the calculation and disclosure of interest rates. MCOB became effective in October 2004.

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

Employees

As of December 31, 2008, we had approximately 6,100 employees. Included in this figure were approximately 1,000 GMAC Home Services employees, who were retained on our payroll through December 31, 2008, in accordance with the transition services agreement entered into as part of the GMAC Home Services sale completed in the fourth quarter of 2008. In addition, a further 500 employees have received termination of employment notification with termination dates in the first quarter of 2009. We do not have any employees who are members of labor unions or subject to collective bargaining arrangements. We believe that our employee relations are good.

Item 1A.	RISK FACTORS.

Risks Related to Our Business

The occurrence of recent adverse developments in the mortgage finance and credit markets has adversely affected our business, our liquidity and our capital position and has raised substantial doubt about our ability to continue as a going concern.

We have been negatively impacted by the events and conditions in the broader mortgage banking industry, most severely but not limited to the nonprime and non-conforming mortgage loan markets. Fair market valuations of mortgage loans held for sale, mortgage servicing rights, securitized interests that continue to be held by the Company and other assets and liabilities we record at fair value have significantly deteriorated due to weakening housing prices, increasing rates of delinquencies and defaults of mortgage loans. These deteriorating factors have also resulted in higher provision for loan losses on our mortgage loans held for investment and real estate lending portfolios. The market deterioration has resulted in rating agency downgrades of asset-backed and mortgage-backed securities, which in turn has led to fewer sources of, and significantly reduced levels of, liquidity available to finance our operations. Most recently, the widely publicized credit defaults and/or acquisitions of large financial institutions in the marketplace has further restricted credit in the United States and international lending markets.

We are highly leveraged relative to our cash flow and continue to recognize substantial losses resulting in a significant deterioration in capital. There continues to be a risk that we will not be able to meet our debt service obligations, default on our financial debt covenants due to insufficient capital and/or be in a negative liquidity position in 2009. We remain heavily dependent on our parent and affiliates for funding and capital support, and there can be no assurance that our parent or affiliates will continue such actions. Additionally, our ability to participate in any governmental investment program or the TARP, indirectly through our parent, is unknown at this time.

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

We expect continued liquidity pressures during 2009. We are highly leveraged relative to our cash flow. As of December 31, 2008, our liquidity portfolio (cash readily available to cover operating demands from across our business operations and maturing obligations) totaled $0.5 billion.

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

General business and economic conditions may significantly and adversely affect our revenues, profitability, and financial condition.

Our business and earnings are sensitive to general business and economic conditions in the United States and in the markets in which we operate outside the United States. A downturn in economic conditions resulting in increased short- and long-term interest rates, inflation, fluctuations in the debt capital markets, unemployment rates, consumer and commercial bankruptcy filings, or a decline in the strength of national and local economies and other factors that negatively impact household incomes could decrease demand for our financing and mortgage products and increase mortgage and financing delinquency and losses on our customer financing operations. We have been negatively impacted due to the significant stress in the residential real estate and related capital markets in 2007 and 2008, and, in particular, the lack of home price appreciation in many markets in which we lend.

If the rate of inflation were to increase, or if the debt capital markets or the economies of the United States or our markets outside the United States were to continue in their current condition or further weaken, or if home prices continue at the currently reduced levels or experience further declines, we could continue to be adversely affected, and it could become more expensive for us to conduct our business. For example, business and economic conditions that negatively impact household incomes or housing prices could continue in their current condition or further decrease (i) the demand for our mortgage loans and (ii) the value of the collateral underlying our portfolio of mortgage loans held for investment and interests that continue to be held by us, and further increase the number of consumers who become delinquent or default on their loans. In addition, the rate of delinquencies, foreclosures, and losses on our loans (especially our nonprime mortgage loans) as experienced recently could be higher during more severe economic slowdowns.

Any sustained period of increased delinquencies, foreclosures, or losses could further harm our ability to sell our mortgage loans, the prices we receive for our mortgage loans, or the value of our portfolio of mortgage loans held for investment or interests from our securitizations, which could harm our revenues, profitability, and financial condition. Continued adverse business and economic conditions could, and in the near term likely will, further impact demand for housing, the cost of construction, and other related factors that have harmed, and could continue to harm, the revenues and profitability of our business capital operations.

In addition, our business and earnings are significantly affected by the fiscal and monetary policies of the United States government and its agencies and similar governmental authorities in the markets in which we operate outside the United States. We are particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The Federal Reserve’s policies influence the size of the mortgage origination market, which significantly impacts the earnings of our businesses and the earnings of our business capital activities. The Federal Reserve’s policies also influence the yield on our interest-earning assets and the cost of our interest bearing liabilities. Changes in those policies are beyond our control and difficult to predict, and could adversely affect our revenues, profitability and financial condition.

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

Upon GMAC’s approval to become a bank holding company, it received from the U.S. Department of Treasury a $5 billion investment under their Troubled Asset Relief Program (“TARP”). GMAC’s eligibility to participate in further government funding programs, such as the Temporary Liquidity Guarantee Program (the “TLG Program”), is subject to the approval of various governmental authorities, which may include the Federal Reserve Board, the U.S. Treasury and the FDIC, and such approvals are subject to numerous conditions. GMAC may not be successful in completing the actions or satisfying the conditions required by the Federal Reserve to obtain approval for further government funding and GMAC’s inability to do so could have a material adverse effect on its business, results of operations and financial position, and, accordingly, its willingness and/or ability to provide additional support to us.

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

Recently, the residential mortgage market in the United States, Europe and other international markets in which we conduct business has experienced a variety of difficulties and changed economic conditions that adversely affected our earnings and financial condition in full-year 2007 and in 2008. Delinquencies and losses with respect to our nonprime mortgage loans increased significantly and may continue to increase. Housing prices in many parts of the United States, the United Kingdom and other international markets have also declined or stopped appreciating, after extended periods of significant appreciation. In addition, the liquidity provided to the mortgage sector has recently been significantly reduced. This liquidity reduction combined with our decision to reduce our exposure to the nonprime mortgage market caused our nonprime mortgage production to decline, and such declines are expected to continue. Similar trends have emerged beyond the nonprime sector, especially at the lower end of the prime credit quality scale, and have had a similar effect on our related liquidity needs and businesses in the United States, Europe and other international markets. These trends have resulted in significant writedowns to our mortgage loans held for sale and trading securities portfolios and additions to our allowance for loan losses for our mortgage loans held for investment and warehouse lending receivables portfolios. A continuation of these conditions, which we anticipate in the near term, may continue to adversely affect our financial condition and results of operations.

Moreover, the continued deterioration of the U.S. housing market and decline in home prices in 2007 and 2008 in many U.S. and international markets, which we anticipate will continue for the near term, are likely to result in increased delinquencies or defaults on the mortgage assets we own and service. Further, loans that were made based on limited credit or income documentation also increase the likelihood of future increases in delinquencies or defaults on mortgage loans. An increase in delinquencies or defaults will result in a higher level of credit losses and credit-related expenses, as well as increased liquidity requirements to fund servicing advances, all of which in turn will reduce our revenues and profits. Higher credit losses and credit-related expenses also could adversely affect our financial condition.

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

We are exposed to delinquencies and losses through our portfolio of interests from our securitization activities and mortgage loans held for sale and investment. Delinquency rates have risen with the continued decline in the domestic housing market, especially with regard to the nonprime sector. As of December 31, 2008, the unpaid principal balance of nonprime mortgage loans were 35% of our mortgage loans held for investment portfolio and 18% of our mortgage loans held for sale portfolio. As of December 31, 2007, the unpaid principal balance of nonprime mortgage loans were 41% and 17% of our respective loan portfolios.

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

Regardless of whether a mortgage loan is prime or nonprime, any delinquency interrupts the flow of projected interest income from a mortgage loan, and a default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan, and delinquencies increase our liquidity requirements because we are generally obligated to advance delinquent payments as part of our servicing activities. In addition, if we experience higher-than- expected levels of delinquencies or losses in pools of mortgage loans that we service, we may lose our servicing rights, which would result in a loss of future servicing income and may damage our reputation as a loan servicer.

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

•

During periods of rising interest rates, the value and profitability of our mortgage loans may be harmed from the date of origination (or interest rate lock) or purchase commitment until the date we sell or securitize the mortgage loans. In addition, the spread between the interest we receive on our mortgage loans during this aggregation period and our funding costs may be reduced by increases in market interest rates. As long as our access to the securitization market and our ability to execute whole-loan sales remain constrained, the period during which we are exposed to these risks will be extended, and our earnings may decrease as a result.

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

The functional currencies of the Company’s principal subsidiaries include the U.S. dollar, U.K. sterling, the Euro and the Canadian dollar. Exchange rate fluctuations relative to the functional currencies may materially impact our financial position and results of operations. Many of our non-U.S. subsidiaries maintain both assets and liabilities in currencies different to their functional currency, which exposes us to changes in currency exchange rates. In addition, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local mortgage banking operations regardless of currency fluctuations. Foreign exchange rate risk is reviewed as part of our risk management process. While we utilize derivative instruments to, among other things, manage our foreign currency exposure, our current credit ratings and deteriorating capital market conditions have eliminated or significantly reduced our counterparties’ willingness to enter into forward contracts with us, thus limiting our hedging alternatives and increasing the cost of our risk management strategies. As such, it is possible that these instruments will not effectively mitigate all or a substantial portion of our foreign exchange rate risk.

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

Recently, some counterparties have reduced or eliminated their hedging exposure to us, and in some cases are no longer willing to execute hedging transactions with us. As a result, we have become increasingly dependent on GMAC support to execute hedging transactions. Moreover, our hedging strategies may not be effective in mitigating the risks related to changes in interest rates and could affect our profitability and financial condition, as could our failure to comply with hedge accounting principles and interpretations. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. Recently, we have incurred significant losses associated with our interest rate hedges, and it is likely that there will be periods in the future, during which we incur losses after accounting for our hedging strategies. The success of our interest rate risk management strategy is largely dependent on our ability to predict the earnings sensitivity of our loan servicing and loan production activities in various interest rate environments. Our hedging strategies also rely on assumptions and projections regarding our assets and general market factors. The significant and atypical volatility in the current interest rate marketplace can negatively impact our hedging effectiveness. We are reliant on models and assumptions that rely on historical information and trends, such as prepayment speeds, that potentially are not as correlated with the current marketplace. If these models, assumptions and projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates or prepayment speeds, we may incur losses that could adversely affect our profitability and financial condition.

Recent negative developments in our mortgage markets have led us to reduce the number of mortgage products we offer.

As a result of decreased liquidity for a number of mortgage products, including nonprime mortgage products and many products offered through our international businesses, we no longer offer those products in the affected markets. In our domestic mortgage business, we have shifted the bulk of our loan production to prime mortgage products that conform to the requirements of government-sponsored enterprises. In our international business, we generally restrict originations to those products and markets for which liquidity remains available, and we have suspended new loan originations in the foreign markets in which we operate, except for insured mortgages in Canada. The products that are currently relatively liquid are generally not as profitable as the broader range of products we have traditionally offered. In addition, in the U.S. and some other markets, a number of competitors offer similar mortgage products, resulting in compression on interest margins and gains on sales. As a result, our operations will generally be less profitable than they would be if we were able to offer a more diversified product line.

Our profitability and financial condition could be adversely affected if the assumptions underlying our risk-based underwriting and pricing models prove to be incorrect.

Our loan underwriting process, including our Engenious® and other underwriting and pricing systems in each country and market in which we operate, depends heavily on risk-based pricing models. Because our risk-based pricing models are based primarily on standard industry loan loss data supplemented by our historical loan loss data and proprietary systems, and because the models cannot predict the effect of financial market and other economic performance factors, our risk-based pricing models may not be a complete and accurate reflection of the risks associated with our loan products. Certain of our loan products have proven to be more risky than our risk-based pricing models predicted, which contributed to write downs of our mortgage loans held for sale as well as our retained interests from securitizations and negatively impacted our profitability and financial condition in 2007 and in 2008. Unless this changes, our profitability and financial condition would continue to be adversely affected.

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

Furthermore, in light of the decline in our consolidated tangible net worth, as defined, Fannie Mae has requested additional security for some of our potential obligations under our agreements with them. We reached an agreement with Fannie Mae, to provide them collateral valued at $200 million, in addition to $100 million previously provided and agreed to sell and transfer the servicing on mortgage loans having an unpaid principal balance of approximately $12.6 billion, or approximately 9% of the total principal balance of loans we service for Fannie Mae. In return for these actions, Fannie Mae agreed to forbear, until January 31, 2009, from exercising contractual remedies otherwise available due to the decline in consolidated tangible net worth, as defined. On January 29, 2009, Fannie Mae extended the forbearance agreement until March 31, 2009. These remedies could have included, among other things, reducing our ability to sell loans to them, reducing our capacity to service loans for them, or requiring us to transfer servicing of loans we service for them. Management believes that selling the servicing related to the loans described above had an incremental positive impact on our liquidity and overall cost of servicing, since we are no longer required to advance delinquent payments on those loans. Meeting Fannie Mae’s collateral request had a negative impact on our liquidity. If Fannie Mae deems our consolidated tangible net worth, as defined, to be inadequate following the expiration of the forbearance period referred to above, and if Fannie Mae then determines to exercise their contractual remedies as described above, it would adversely affect our profitability and financial condition.

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

In 2008, we derived approximately 59% of our net loss and 13% of our total assets from our businesses outside the United States. The risks associated with our operations outside the United States include:

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

As a result of significant restrictions on liquidity in the local mortgage markets for the United Kingdom, Spain, Germany and The Netherlands, we have recently suspended origination of new mortgage business in the foreign markets in which we operate, except for insured mortgages in Canada and the fulfillment of existing commitments. Though we continue to service and manage the existing loans and other assets related to these businesses, there can be no assurance that liquidity will return to these markets in the near future. Continued liquidity constraints in these markets, which are expected to continue in the near term, are likely to affect negatively our revenues, profits and business prospects, as well as imposing additional demands on our overall liquidity and funding needs.

Our business capital activities expose us to additional risks that may adversely affect our revenues and profitability.

We finance residential development and construction projects, provide sale-leasebacks of model homes to homebuilders and grant lot options to homebuilders. We also make equity investments in residential development and construction projects as well as entities that conduct those projects and extend secured and unsecured working capital loans to certain customers. Our investments in and financings of these projects and entities involve significant risks because, among other things, the projects are not complete at the time of the investment or financing. The performance of our investment or repayment of our financing is ultimately dependent on the success of the project. In addition, we have binding legal commitments to lend to fund the construction of certain projects, even though these projects may be negatively affected by current adverse market trends. With regard to investments in residential developers, builders and similar entities and unsecured working capital loans made to them, the success or failure of an investment or loan is dependent on the financial performance of the entity. If any entity in which we invest or to which we have extended unsecured credit fails, we could lose all or part of our investment or loan in that entity.

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

The value of our investment in model homes leased to builders, and in lots under option to builders have been and may be further impaired at any time if builders exercise their option to terminate their leases, or terminate their purchase options, or we terminate a model home base or lot option due to a builder default. Impairments on model leases and lots under options have been and may also be further taken even though the builder has not terminated. During the year ended December 31, 2008, these terminations have continued to occur, and may continue to occur in the future, when the value of the related assets has fallen from the values attributed to those assets at the commencement of the transaction with the builder or the builder has elected to terminate the related project or suffered financial distress.

A significant portion of our business is in the states of Michigan, Texas, Arizona, California and Florida, and our business may be significantly harmed by a slowdown in the economy or the occurrence of a natural disaster in those states.

A significant portion of the mortgage loans we originate, purchase and service are secured by properties in Michigan, California and Florida. A significant portion of our warehouse lending and business capital activities are also concentrated in Texas, Arizona, California and Florida.

A continuation of current adverse conditions or a further decline in the economy or the residential real estate market in those states, or the occurrence of a natural disaster such as an earthquake, tropical storm or wildfire, could decrease the value of mortgaged properties in those states. This, in turn, would increase the risk of delinquency, default or foreclosure on our mortgage loans held for investment or with respect to which we are exposed to the credit risk. The occurrence of any of these events could restrict our ability to originate, sell or securitize mortgage loans, impact the repayment of advances under our warehouse loans and adversely affect our business, profitability and financial condition.

A decline in the economy or the residential real estate market in Michigan, Texas, Arizona, California or Florida, or the occurrence of a natural disaster, could also undermine the demand for the construction of new homes, undermine the development of residential real estate or delay the completion or sale of residential construction and development projects. The occurrence of any of these events could adversely affect our business capital activities.

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

Legal and Regulatory Risks Related to Our Business

Our business, financial condition and results of operations could be adversely affected by new regulations to which we are subject as a result of GMAC becoming a bank holding company.

On December 24, 2008, the Board of Governors of the Federal Reserve System approved GMAC’s application to become a bank holding company under the Bank Holding Company Act of 1956, as amended. As a bank holding company, GMAC and its subsidiaries are subject to the comprehensive, consolidated supervision of the Federal Reserve, including, among other things, risk-based and leverage capital requirements and information reporting requirements. In addition, GMAC’s banking subsidiary GMAC Bank is subject to regulation and examination primarily by the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions. This regulatory oversight is established to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders.

It is possible that certain of GMAC and its subsidiaries existing business activities will not be deemed to be permissible under applicable banking law. As a new bank holding company, GMAC is permitted a two-year grace period to comply with these restrictions on activities. GMAC may also apply for three one-year extensions. GMAC is currently reviewing its business activities and may be required to make modifications that could have a material impact on its business. GMAC is also subject to restrictions on transactions between GMAC Bank and its affiliates. Section 23A of the Federal Reserve Act prohibits GMAC Bank from purchasing certain low-quality assets from its affiliates or generally from engaging in specified “covered transactions” with any one affiliate that exceed 10% of its capital stock and surplus or with all of its affiliates that, in the aggregate, exceed 20% of its capital stock and surplus. In connection with its application to become a bank holding company, GMAC requested and received from the Federal Reserve a limited exemption with respect to these restrictions.

If GMAC is unable to satisfy applicable regulatory capital requirements in the future, we could become subject to enforcement actions and/or Federal Deposit Insurance Corporation (FDIC) receivership.

As a bank holding company, if GMAC and its subsidiaries fail to satisfy regulatory capital or other requirements, GMAC may be subject to serious consequences ranging in severity from being precluded from making acquisitions, to becoming subject to formal enforcement actions by the Federal Reserve and FDIC receivership. If this were to occur, such actions could impair GMAC from successfully executing its business plan and have a material adverse effect on its business, results of operations and financial position.

In light of current conditions in the U.S. financial markets and economy, regulators have increased their focus on the regulation of the financial services industry. For instance, in October 2008, Congress passed the Emergency Economic Stabilization Act of 2008, which in turn created the Troubled Asset Relief Program and the Capital Purchase Program. GMAC is unable to predict how these and any future programs will be administered or implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect GMAC in substantial and unpredictable ways and could have an adverse effect on its business, financial condition and results of operations. GMAC is also affected by the policies adopted by regulatory authorities and bodies of the United States and other governments. For example, the actions of the Federal Reserve and international central banking authorities directly impact its cost of funds for lending, capital raising and investment activities and may impact the value of financial instruments GMAC holds. In addition, such changes in monetary policy may affect the credit quality of GMAC’s customers. Changes in domestic and international monetary policy are beyond GMAC’s control and difficult to predict.

GMAC may not be successful in implementing their business plan as a bank holding company.

As a new bank holding company, GMAC intends to undertake new business activities. Doing so is subject to inherent risks. There can be no assurance that GMAC will be able to execute on these plans in a timely manner, or at all, which would have a material adverse effect on its business, results of operations and financial position.

The scope of our residential mortgage loan production and servicing operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels in the United States and in the international markets in which we operate.

Because we are authorized to originate, purchase and service mortgage loans in all 50 states, we must comply with the laws and regulations, as well as judicial and administrative decisions, for all of these jurisdictions, in addition to an extensive body of federal law and regulations. These laws and regulations cover a wide range of topics such as licensing; allowable fees and loan terms; permissible servicing and debt collection practices; and protection of confidential, nonpublic consumer information (privacy). We similarly face an extensive body of law and regulations in the countries in which we operate outside the United States. The volume of new or modified laws and regulations has increased in recent years, and individual cities and counties in the United States continue to enact laws that either restrict or impose additional obligations in connection with certain loan origination, acquisition and servicing activities in those cities and counties. The laws and regulations are complex and vary greatly among the states as well as within and outside the United States. In some cases, these laws are in direct conflict with each other. In addition, these laws and regulations often contain vague standards or requirements, which make compliance efforts challenging. It can be difficult to comprehensively identify and accurately interpret all of these laws and regulations, properly program our technology systems and effectively train our staff. Any failure to do so will potentially increase our exposure to the risks of noncompliance with these laws and regulations.

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

Many states and cities in the United States have enacted laws, regulations or ordinances aimed at curbing so-called predatory lending practices. Congress and the federal bank regulatory agencies have also been active in this area. In many cases, these proposals involve lowering the fee and interest rate “thresholds” for certain loans. If a loan’s rate or fees exceeds these thresholds, it is deemed a “high cost” loan and is subject to numerous substantive and disclosure requirements not applicable to other loans. In addition, some of these laws and regulations impose extensive assignee liability on whole-loan buyers and securitization trusts for legal violations of the originating lender. Because of the enhanced legal and reputation risk, many investors will not purchase any loan considered “high cost” under any local, state or federal law or regulation. The rating agencies have also taken adverse action with respect to securitizations that include these “high-cost” loans. Accordingly, these laws and rules could severely constrict the secondary market for a portion of our loan production and effectively preclude us from continuing to originate or purchase loans that fit within the newly defined thresholds. For example, after the Georgia Fair Lending Act became effective in 2002, many lenders and secondary market buyers refused to finance or purchase Georgia mortgage loans and rating agencies refused to provide ratings for securitizations including such loans. As a result, we substantially reduced our mortgage loan production in Georgia until the law was amended a few months later. Moreover, some of our competitors that are national banks or federally chartered thrifts may not be subject to these laws and may, therefore, be able to capture market share from us and other lenders. We may not be able to similarly benefit from this federal preemption because our affiliate, GMAC Bank, is licensed as a commercial bank pursuant to the laws of Utah. In addition, in response to the current high level of mortgage foreclosures existing in the United States, several states and cities are considering or have enacted laws, regulations or ordinances aimed at further regulating and in some cases restricting the ability of mortgage lenders and servicers to foreclose upon the real estate collateral securing the mortgage loan. The U.S. government is also considering legislative and regulatory proposals in this regard. One such proposal currently under consideration would amend U.S. bankruptcy law to permit bankruptcy judges in a proceeding under Chapter 13 of the Bankruptcy Code to reduce, or “cram down,” the principal balance of a mortgage loan secured by the debtor’s principal residence to the value of the property securing the loan, and also permit changes to the interest rate and repayment terms of such a loan. Such new requirements may delay, restrict or increase the expense of foreclosing delinquent mortgage loans that we service. Continued enactment of such requirements could increase our compliance costs, reduce our fee income and inhibit our ability to realize upon collateral securing loans we own, all of which could harm our revenues, profitability and financial condition.

Other state laws either passed or under consideration impose significant new requirements on loans that are not considered “high cost” loans. While these requirements typically do not impose liability on assignees of mortgage loans such as loan buyers and securitization trusts, they impose new requirements related to the underwriting of mortgage loans. For example, several states have passed laws requiring a lender to take specific steps to determine whether the borrower has the ability to repay the loan, including verification of income and employment. Other states have imposed so-called “anti-flipping” provisions that prohibit some or all refinancings that do not result in a “reasonable tangible net benefit” to the consumer. Many of these requirements and restrictions are vague or ambiguous, making it more difficult to comply and potentially increasing our exposure to litigation.

On February 25, 2008, a Superior Court judge in Massachusetts issued a preliminary injunction barring Fremont Investment & Loan from foreclosing — without prior consent of the Attorney General and/or the Court — certain sub-prime loans that it originated between 2004 and 2007. These loans have characteristics that were once standard and permissible in the industry, but are now presumptively unfair under Massachusetts’ consumer protection statute. The Court acknowledged that the loans did not violate any federal or state law at the time they were originated. However, the Court concluded that, even though the loans were not “high cost mortgage loans” governed by the Massachusetts Predatory Home Loan Practices Act (“the Act”), it is reasonable for the Court to consider whether the loans at issue fall within the “penumbra” of the concept of unfairness reflected in the Act. The four characteristics that render the Fremont loans presumptively unfair are: (1) the loans were adjustable rate loans with an introductory period of three years or less (generally, a 2 / 28 or 3 / 27 ARM); (2) the loans have an introductory or “teaser” rate for the initial period that was significantly lower than the “fully indexed rate,” that is, at least 3 percentage points below the “fully indexed rate;” (3) the borrowers have a debt-to-income ratio that would have exceeded 50 percent had Fremont’s underwriters measured the debt, not by the debt payment due under the teaser rate, but by the debt payment that would be due at the fully indexed rate,” and (4) the LTV is 100% or the loans carry a substantial prepayment penalty, or the prepayment penalty extends beyond the introductory period. Subsequent to the ruling, Massachusetts Attorney General Martha Oakley announced that Fremont will not be allowed to sell the servicing rights of covered mortgage loans unless that buyer is willing to agree, in writing, to adhere to the same preliminary injunction agreement that Fremont submitted to. On May 2, 2008, the Massachusetts Intermediate Appeals Court upheld the trial court’s preliminary injunction. This decision was subsequently upheld by the Massachusetts Supreme Judicial Court on December 9, 2008.

The Massachusetts Attorney General obtained a similar preliminary injunction against Option One on November 12, 2008. The characteristics that render a loan presumptively unfair are the same as in the Fremont injunction, except that the criteria relating to the “teaser” rate and loan to value ratio are tighter. The criteria are: (1) the loan is an adjustable rate mortgage with an introductory period of three years or less; (2) the borrower has a debt-to-income ratio (the ratio between the borrower’s monthly debt payments, including the monthly mortgage payment, and the borrower’s monthly income) that would have exceeded 50% if Option One had measured the debt, not by the debt due under the teaser rate, but by the debt due under the fully-indexed rate, except when the borrower had a student loan in which payment had been deferred at least six months from the date of submission of the mortgage loan application, in which case the debt-to-income ratio need exceed only 45%; (3) the loan has an introductory or “teaser” rate for the initial period that is at least 2% lower than the fully indexed rate (unless the debt-to-income ratio is 55% or above, in which case the difference between the teaser rate and fully indexed rate is not relevant); and (4) the loan-to-value ratio of the loan is 97% or the loan carries a substantial prepayment penalty or a prepayment penalty that lasts beyond the introductory period.

These injunctions could have far-reaching effects on other lenders seeking to foreclose on sub-prime loans in Massachusetts. They may also influence how other courts, states’ Attorneys General and other federal and state lending regulators view the fairness of similar sub-prime mortgage loans. Attorneys General in other states may attempt to obtain a similar injunction barring foreclosure of loans that meet certain criteria. If we (either individually or together with lenders generally) become subject to similar injunctions or limitations, our compliance and servicing costs could increase, and our revenues, profitability and financial condition could suffer as a result.

We may be subject to fines or other penalties based upon the conduct of independent mortgage brokers through which we originate or have originated mortgage loans and lenders from which we acquire or have acquired mortgage loans.

The independent third party mortgage brokers and lenders through which we obtain, or in the past have obtained, mortgage loans are subject to parallel and separate legal obligations. While these laws may not explicitly hold us responsible for the legal violations of these third parties, federal and state agencies and private litigants have increasingly sought to impose such liability. Recently, for example, the Federal Trade Commission settled an enforcement action against a mortgage lender based upon a broker’s unfair and deceptive acts and practices. The agency alleged that the relationship between the lender and the broker, which placed virtually all of its loan production with that lender, was that of principal and agent, thereby making the lender liable for the broker’s actions. The U.S. Department of Justice in the past has also sought to hold a nonprime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even though the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. In addition, various regulators and plaintiffs’ lawyers have sought to hold assignees of mortgage loans liable for the alleged violations of the originating lender under theories of express or implied assignee liability. Accordingly, we may be subject to fines, penalties or civil liability based upon the conduct of our independent mortgage brokers or originating lenders.

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

If warehouse lenders and securitization underwriters face exposure stemming from legal violations committed by the companies to which they provide financing or underwriting services, this could increase our borrowing costs and harm the market for our whole-loans and mortgage-backed securities.

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

If other courts or regulators adopt this theory, we may face increased litigation as we are named as defendants in lawsuits and regulatory actions against the mortgage companies with which we do business, which could harm our profitability, financial condition, reputation and business prospects. Some investment banks may also exit the business, charge more for warehouse lending or reduce the prices they pay for whole-loans in order to build in the costs of this potential litigation. This could, in turn, restrict our access to capital and harm our profitability, financial condition and business prospects.

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

Our primary executive and administrative offices are located in Minneapolis, Minnesota and Fort Washington, Pennsylvania. In Fort Washington, we lease 450,000 square feet of office space pursuant to a lease that expires in November 2019. In Minneapolis, we continue to occupy and lease approximately 259,000 square feet of office space under leases that expire in March 2013.

The majority of all other office locations support our administrative, loan production and loan servicing activities for the Residential Finance Group and the majority are located in Texas and California. The office locations are principally occupied and leased by us and our subsidiaries over one- to ten-year lease terms. We also lease office space in Canada, the United Kingdom and other international locations to support the operations of the International Business Group.

On September 3, 2008 and October 17, 2007, we announced major restructuring plans that had us ceasing loan originations through mortgage brokers and closed our wholesale channel and all of our retail branches, resulting in us exiting numerous properties in 2008 and 2007, many of which we continue to be contractually obligated by lease contracts and have been, or are in the process of being, subleased or re-negotiated. We believe that our facilities are adequate for us to conduct our present business activities.

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

Kessler.    This putative class action was consolidated for settlement purposes with five other cases, all alleging that the plaintiffs obtained second-lien mortgage loans from either Community Bank of Northern Virginia or Guaranty National Bank of Tallahassee and that they were charged interest rates and fees violating the Pennsylvania Secondary Mortgage Loan Act. Plaintiffs additionally claim that the banks were not the actual lenders, but rather that the banks “rented” their banking charters to affiliates for the purpose of facilitating the assessment of “illegal” fees. They further allege that the affiliates either split the fees or kicked back the fees in violation of the Real Estate Settlement Procedures Act (“RESPA”). Plaintiffs sought to hold our subsidiary liable primarily on the basis that the subsidiary was an assignee of the mortgage loans. In December 2003, the U.S. District Court for the Western District of Pennsylvania gave its final approval to a proposed $41.1 million settlement for all six cases, inclusive of attorney fees. The settlement contemplated payment to approximately 44,000 borrowers nationwide. A group of seven plaintiffs’ class action counsel (“Objectors”) appealed the settlement in part on the grounds that the underlying litigation did not address possible Truth in Lending Act (“TILA”) or Home Ownership and Equity Protection Act (“HOEPA”) claims. In August 2005, the U.S. Court of Appeals for the Third Circuit vacated the district court’s approval of the settlement and remanded the matter to the district court to determine whether such claims were “viable”. The parties and the Objectors then briefed the issue of the “viability” of the TILA and HOEPA claims within this particular litigation. In July 2006, the parties amended the proposed settlement to address the Third Circuit’s concerns, and in October 2006, the trial court held that the purported TILA and HOEPA claims were not viable. In November 2006, the parties filed a motion seeking preliminary approval of the settlement, as amended. In late March 2007, the parties and the Objectors attended a hearing before a court-appointed magistrate to present arguments pertaining to the fairness and reasonableness of the proposed amended settlement. On July 5, 2007, the magistrate issued an advisory opinion ruling that the proposed modified settlement is “fair, reasonable, and adequate.” Following an October 9, 2007 hearing, the trial court on January 25, 2008 entered an order: (1) certifying the nationwide settlement class; (2) preliminarily approving the modified settlement; and (3) ordering that the settling parties give notice of the modified settlement to the settlement class, along with a new right of opt-out. Following the dissemination of new notice to the class, the court held a final fairness hearing on June 30, 2008. The court entered its order granting final approval to the settlement on August 15, 2008. The objectors filed their notice of appeal with the Third Circuit on August 21, 2008, which remains pending. If the order approving the settlement is vacated on appeal, our subsidiary intends to vigorously defend against these claims.

Murray.    This putative statewide class action was filed against our subsidiary in the United States District Court for the Northern District of Illinois in March 2005. Plaintiff’s counsel alleged that our subsidiary, in sending a “pre-approved offer” to the plaintiff, accessed the plaintiff’s credit report without authorization from the plaintiff and without a “permissible purpose” under the Fair Credit Reporting Act (“FCRA”) since the material allegedly did not qualify as a “firm offer of credit.” It also alleged that the material failed to make FCRA required notices and disclosures in a “clear and conspicuous” manner. Plaintiff sought statutory penalties for an allegedly willful violation of the statute. Class certification was denied by the district court, but that decision was reversed on appeal and the matter remanded to the district court for further proceedings, including amended cross-motions for summary judgment as well as a renewed motion for class certification. On April 10, 2007, the district court certified a narrow class limited to those residents of Will County, Illinois who received the mailer in question during the fall of 2004 and who could be identified from any available mailing list. The district court also granted in part and denied in part each of the parties’ summary judgment motions, opining that the mailer in question did not constitute a firm offer of credit, entering judgment in favor of our subsidiary on the clear and conspicuous disclosure issue, and finding a genuine issue of fact with respect to whether the alleged violation of FCRA could be said to be willful. On June 5, 2007, our subsidiary filed a motion for reconsideration on the willfulness issue based upon the U.S. Supreme Court decision in Safeco Ins. Co., et al. v. Burr, et al. Upon reconsideration, on July 2, 2007, the district court vacated its order certifying the class and granted our subsidiary’s motion for summary judgment on the willfulness issue, entering judgment on behalf of our subsidiary. On April 18, 2008 the United States Court of Appeals for the Seventh Circuit affirmed the district court’s summary judgment for our subsidiary, holding in a non-published opinion that our subsidiary made a firm offer of credit and that any failure to make clear and conspicuous disclosures was not willful. On April 23, 2008, plaintiff filed a motion to vacate the April 18, 2008 opinion, contending that our subsidiary reached an enforceable settlement agreement with the individual plaintiff prior to the date the April 18, 2008 opinion was entered. That motion was denied. On June 18, 2008, plaintiff filed a contract action in state court seeking to enforce the alleged settlement agreement. The case has since been settled on an individual claim basis and this matter is closed.

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

The parties participated in a mediation in August 2007 without success. Mortgage Capital Resources Corporation is currently in the process of being liquidated in a Chapter 7 bankruptcy. Our subsidiary terminated its relationship with Mortgage Capital Resources Corporation in early May 2000. The case went to trial in state court in Kansas City, Missouri beginning on December 3, 2007. On January 4, 2008, a jury verdict was returned that our subsidiary pay $4.3 million in compensatory damages and $92 million in punitive damages. On October 6, 2008, the trial court denied all post-trial motions filed by defendants, including motions for new trial, judgment not withstanding the verdicts and remittitur, denied the defendants’ motion to set aside the judgment and to decertify the plaintiff class, and granted in part and denied in part the plaintiffs’ to amend judgment and entered a judgment dated as of June 24, 2008. The trial court allocated the prejudgment interest and attorney’s fees awards such that our subsidiary was assessed pre-judgment interest in the amount of $642,066.00 and statutory attorney’s fees in the amount of $2,680,001.09. In addition, on October 6, 2008, the trial court ordered the defendants to post supersedeas bonds in the total amount of approximately $127.5 million, thereby denying our subsidiary’s motion insofar as it requested that the court apply the Missouri statutory appeals bond cap and further denying our subsidiary’s motion insofar as it requested application of the limitation of damages set forth in HOEPA.

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

All parties have filed Notices of Intent to Appeal to the Missouri Court of Appeals. The Record on Appeal was filed with the Court on January 28, 2009. Appellant’s Initial Brief is due March 30, 2009. All parties have filed motions regarding the order of briefing, which has not yet been ruled upon by the Court. This will affect the timing of filing of briefs.

Our subsidiary intends to continue to vigorously contest the compensatory and punitive damage awards through the appeals process.

Mayo.    This case, which presents claims and issues similar to those in Mitchell, was filed in Missouri state court in June, 2008 and removed to federal court in December 2008. This purported class action alleges that our subsidiary violated Missouri’s Second Mortgage Loan Act (MSMLA) when they acquired second mortgage loans secured by Missouri real estate by purchase, assignment or other means and/or serviced such loans. Plaintiffs seek to find defendants liable for refunds of allegedly illegal fees and charges, a refund of all interest paid by the borrowers and forgiveness of all interest going forward, plus punitive damages, attorneys’ fees, pre- and post-judgment interest, costs and expenses. Our subsidiary acquired loans alledgedly subject to the MSMLA within the period alleged. All defendants have filed answers denying wrongdoing, and discovery is in its early phases. Though the case is in its early stages of development, counsel anticipates that its outcome will depend significantly on the outcome of the Mitchell appeal. Our subsidiary intends to vigorously defend against these claims.

TBW.    Taylor, Bean & Whitaker (“TBW”) filed suit in June 2005, alleging that our subsidiary GMAC Mortgage, LLC (“GMACM”) failed to timely pay a “holdback” of $8.3 million of the purchase price for servicing rights under a 2002 purchase and sale agreement. GMACM filed a counterclaim contending that plaintiff failed to perform the conditions precedent to payment of the holdback, including, among other things, failing to honor valid repurchase requests, entitling GMACM to set off against the holdback any and all amounts due it under the agreement or otherwise. TBW has counterclaimed in return that, in addition to being denied the full amount of its purchase price, it was misled into making a number of erroneous repurchases, and also challenges GMACM’s calculation of make-whole set offs against the holdback as well as certain of GMACM’s claims under a guarantee that further secured TBW’s performance under the 2002 agreement. TBW seeks the full amount of the holdback, plus interest, attorneys’ fees, and consequential damages for lost profits and/or lost business opportunities. An agreement in principle to settle for the return of a portion of the remaining holdback (after adjustment for amounts offset by GMACM and other amounts in lieu of interest and attorneys’ fees) was reached on August 22, 2008. The settlement agreement and settlement consideration were exchanged on October 15, 2008 and the matter is now closed.

Federal Trade Commission.    As previously disclosed, the Federal Trade Commission had been conducting a review of certain business practices of one of our subsidiaries, including its servicing and lending operations. The FTC believes there is statistical evidence that some of our subsidiary’s lending practices may violate certain fair lending laws. On January 22, 2009, the FTC informed us that it has closed its investigation because the subsidiary in question has ceased originating mortgage loans and because of its financial status.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

We are a wholly-owned subsidiary of GMAC Mortgage Group, which is a wholly-owned subsidiary of GMAC. As a result, there is no market for our limited liability Company interests.

Item 6.	SELECTED FINANCIAL DATA.

The selected historical financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the corresponding notes. The historical financial information presented may not be indicative of our future performance.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(In millions)
Statement of Income Data:
Revenue
Interest income	$4,140.2	$7,567.9	$8,169.0	$5,797.1	$4,990.9
Automotive operating lease income	573.4	510.9	34.4	—	—

Total financing revenue	4,713.6	8,078.8	8,203.4	5,797.1	4,990.9
Interest expense	3,894.4	6,560.9	6,460.2	3,872.1	2,405.0
Depreciation expense on automotive operating lease income	355.6	308.0	19.7	—	—
Impairment of investment in automotive operating leases	166.5	—	—	—	—

Net financing revenue	297.1	1,209.9	1,723.5	1,925.0	2,585.9
Other Revenue
(Loss) gain on mortgage loans, net	(2,003.9)	(331.7)	890.2	1,036.7	696.9
Servicing fees	1,487.7	1,790.4	1,583.7	1,416.3	1,294.3
Amortization and impairment of servicing rights	—	—	—	(762.0)	(1,003.3)
Servicing asset valuation and hedge activities, net	(284.4)	(543.7)	(1,100.2)	17.2	214.9

Net servicing fees	1,203.3	1,246.7	483.5	671.5	505.9
(Loss) gain on investment securities, net	(655.8)	(747.8)	68.7	236.4	63.7
Real estate related revenues, net	(41.3)	218.4	593.0	708.0	621.9
Gain on extinguishment of debt	1,925.4	521.1	—	—	—
(Loss) gain on foreclosed real estate	(299.2)	(401.7)	(56.0)	38.7	21.2
(Loss) gain on sale of equity investments	(40.3)	(0.5)	414.5	4.2	27.3
Other (loss) income	(477.3)	203.8	219.5	266.6	286.8

Total other revenue	(389.1)	708.3	2,613.4	2,962.1	2,223.7

Total net revenue	(92.0)	1,918.2	4,336.9	4,887.1	4,809.6
Provision for loan losses	2,255.4	2,595.1	1,334.1	651.8	842.9
Non-interest expense
Compensation and benefits	884.0	1,224.6	1,206.3	1,406.9	1,216.5
Professional fees	390.3	254.1	273.1	212.4	224.7
Data processing and telecommunications	152.9	202.3	189.1	199.9	191.1
Advertising	69.4	120.2	152.8	158.7	151.4
Occupancy	103.6	146.3	137.7	121.3	107.6
Restructuring	144.5	126.6	—	—	—
Goodwill impairment	—	454.8	—	—	—
Loss (gain) on foreign currency	445.9	(17.1)	(1.1)	0.5	1.0
Other	1,045.1	1,043.8	619.3	508.7	464.1

Total non-interest expense	3,235.7	3,555.6	2,577.2	2,608.4	2,356.4

(Loss) income before income tax (benefit) expense and minority interest	(5,583.1)	(4,232.5)	425.6	1,626.9	1,610.3
Income tax (benefit) expense	(10.1)	19.8	(289.2)	606.3	642.1

(Loss) income before minority interest	(5,573.0)	(4,252.3)	714.8	1,020.6	968.2
Minority interest	38.4	94.0	9.7	—	—

Net (loss) income	$(5,611.4)	$(4,346.3)	$705.1	$1,020.6	$968.2

	As of December 31,
	2008	2007	2006	2005	2004
	(In millions)
Balance Sheet Data:
Total assets	$57,960.6	$89,419.9	$140,118.5	$122,649.0	$96,161.6
Parent borrowings	2,663.3	—	—	—	—
Affiliate borrowings	7.6	—	—	5,177.5	10,006.2
Collateralized borrowings in securitization trusts	3,752.4	16,145.7	53,299.5	56,097.8	50,708.5
Other borrowings	22,636.0	46,184.2	59,880.4	42,300.5	23,703.7
Total borrowings	29,059.3	62,329.9	113,179.9	103,575.8	84,418.4
Total equity	2,187.4	6,030.1	7,622.1	7,464.0	4,365.7

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We conduct our operations and manage and report our financial information primarily through four operating business segments. The following tables summarize the operations of each of these business segments for the periods ended December 31, 2008, 2007 and 2006. Results of operations for each of these business segments are more fully described in the sections that follow.

Year Ended December 31,	2008	2007	2006
	(In thousands)
Net Revenue
Residential Finance Group	$1,266,787	$1,852,212	$2,923,156
Business Capital Group	(676,399)	(40,667)	744,628
International Business Group	(2,064,046)	(262,785)	495,040
Corporate and Other	1,381,689	369,483	174,043

Total	$(91,969)	$1,918,243	$4,336,867

Net (loss) income
Residential Finance Group	$(1,144,125)	$(2,976,284)	$(362,743)
Business Capital Group	(1,258,420)	(438,836)	398,687
International Business Group	(3,328,178)	(622,297)	170,040
Corporate and Other	119,293	(308,921)	499,109

Total	$(5,611,430)	$(4,346,338)	$705,093

•

Residential Finance Group.    Our Residential Finance Group originates, purchases, sells, securitizes and services residential mortgage loans in the United States. As part of the restructuring plan announced in the third quarter, we closed our retail and wholesale channels in September 2008. The segment continues to originate mortgage loans through our direct lending centers and GMAC Bank correspondents. In addition, the segment purchases residential mortgage loans from correspondent lenders and other third-parties and provides warehouse lending. Loans are primarily agency-eligible or government loans. Prime credit quality loans that are produced in conformity with the underwriting guidelines of Fannie Mae, Freddie Mac and Ginnie Mae are generally sold to one of these government-sponsored enterprises in the form of agency guaranteed securitizations. This segment also provides collateralized lines of credit to other originators of residential mortgage loans, which we refer to as warehouse lending. This activity has also been reduced although we continue to originate prime conforming warehouse lending through GMAC Bank. Our limited banking activities through the mortgage division of GMAC Bank and our real estate brokerage and relocation business are included in this segment. We have sold GMAC Home Services real estate brokerage and relocation businesses in the fourth quarter of 2008. This segment generated approximately 20% of our recorded net loss in 2008.

•

Business Capital Group.    Our Business Capital Group provides financing and equity capital to residential land developers and homebuilders. Due to current market conditions, the origination activities of this business are substantially contracting the scope of its operations. This segment generated approximately 22% of our recorded loss in 2008.

•

International Business Group.    Our International Business Group includes substantially all of our operations outside of the United States. The mortgage loan production in the countries in which we operate have been suspended, except for insured mortgages in Canada, due to current market conditions. This segment generated approximately 59% of our recorded loss in 2008.

•

Corporate and Other.    Our Corporate and Other Group primarily consists of the Principal Investment Activity (“PIA”) business and Corporate holding company activities, including our debt issuances. The PIA business was previously reported as part of the Residential Finance Group segment. The PIA business operations primarily represent the loan portfolio management of our purchased distressed asset portfolio as well as certain other nonperforming assets. This business terminated its strategy to purchase distressed assets and its existing portfolio is being managed into run-off. Also included in Corporate and Other are costs associated with the restructuring initiative announced in the third quarter of 2008. Our chief operating decision maker elected to evaluate the performance of our three primary operating segments without the costs of the new restructuring initiative. In addition, our other business operations include the automotive division of GMAC Bank, which are not significant to our results of operations. The revenues and expenses of the automotive division of GMAC Bank are eliminated from our net results through minority interest. This segment generated a minimal gain in 2008.

Overview

In 2008, the mortgage and capital markets have experienced severe stress due to credit concerns and housing market contractions in the United States and our foreign markets in which we operate, predominantly in the United Kingdom and Continental Europe, and to the residential homebuilders domestically. It is probable the mortgage industry will continue to experience both declining mortgage origination volumes and reduced total mortgage indebtedness due to the deterioration of the nonprime and non-conforming mortgage market. We do not expect the current market conditions to turn favorable in the near term. The market deterioration has resulted in rating agency downgrades of asset-backed and mortgage-backed securities which in turn has led to fewer sources of, and significantly reduced levels of, liquidity available to finance our operations. Most recently, the widely publicized credit defaults and/or acquisitions of large financial institutions in the marketplace have further restricted credit in the United States and international lending markets.

In 2008, we focused our efforts on strategic initiatives to refinance our debt, reduce the balance sheet and lower operating costs:

•

In an effort to improve our short-term liquidity and our capital structure and generally reduce our financial risk, we undertook several initiatives in the second quarter of 2008 which culminated in a comprehensive debt refinancing with our third-party banking and investor relationships as well as GMAC on June 4, 2008. Our continued focus is to ensure we effectively manage our liquidity and capital requirements within the current market conditions and align our operations for long-term growth opportunities.

•

As noted in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations — General” section, ResCap has reduced its exposure to market conditions by limiting our 2008 domestic production to primarily agency-eligible products and funding a majority of our production through GMAC Bank, which offers a competitive cost of funding. The implementation of our SFAS No. 159 elections on January 1, 2008 also resulted in lower volatility in the value of certain mortgage loans held for investment, aligning more closely with our economic exposure related to certain financing securitizations. We have also completed significant divestitures within our international business and business capital groups, including the sale of our Resort Finance business to GMAC Commercial Finance LLC, a wholly-owned subsidiary of GMAC. As of December 31, 2008, our International Business and Business Capital groups are focusing on asset management initiatives with no further production efforts, except for insured mortgages in Canada.

•

On September 3, 2008, we announced a restructuring plan to significantly streamline our operations, reduce costs, adjust our lending footprint and refocus our resources on strategic lending and servicing activities. The restructuring plan included closing all retail offices, ceasing originations through the wholesale broker channel, further curtailing business lending and international business activities, and right-sizing functional support staff. In addition, we evaluated strategic alternatives for the GMAC Home Services business and the non-core servicing business, which resulted in the completed sale of our GMAC Home Services business. These collective actions reduced our workforce by approximately 3,300 employees, or 37 percent. In addition, 1,000 employees were transferred effective January 1, 2009 in accordance with the GMAC Home Services business sale and an additional 500 employees have been notified prior to December 31, 2008 with a termination date in the first quarter of 2009. As a result, the majority of the plan was operationally complete by December 31, 2008.

In the twelve months ended December 31, 2008, we incurred pretax restructuring costs related to severance and related costs associated with the workforce reduction of $54.9 million and lease termination and fixed asset write-off costs of $58.7 million. As a result of the reduction of 4,800 employees, we project we will realize an estimated annual cost reductions of $625.0 million in compensation and benefits and a further $40.0 million of reduced rent and asset depreciation. In addition to these reductions, we anticipate further cost savings relating to an associated shrinkage in our infrastructure and functional support costs. We continue to focus on lowering operating costs and establishing a cost base that is appropriate for our business strategies.

During the year, we received capital contributions from GMAC of $3.3 billion, including $0.8 billion of forgiveness of debt in our GMAC Mortgage Servicing Right facility and $2.5 billion through contributions and forgiveness of our ResCap debt, which GMAC previously repurchased in the open market at a discount or through its completed debt exchange. In addition, we completed several divestiture activities with GMAC and its affiliates as part of our debt refinancing and other liquidity and capital initiatives, including the sale of ResMor Trust Company on January 1, 2009 and IB Finance, the parent company of GMAC Bank, on January 30, 2009. For additional information regarding the support received from and by GMAC throughout 2008 and on-going initiatives completed in 2009, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity and Capital Management Highlights through December 31, 2008” and “Note 25 of the Notes to the Consolidated Financial Statements.”

ResCap actively manages our liquidity and capital positions and is continually working on initiatives to address our debt covenant compliance and liquidity needs, including debt maturing in the next twelve months and the identified risks and uncertainties. We remain heavily dependent on our parent and affiliates for funding and capital support and there can be no assurance that our parent or affiliates will continue such actions. GMAC has disclosed that if ResCap were to need additional support, GMAC would provide that support so long as it was in the best interests of GMAC stakeholders. While there can be no assurances, GMAC’s recently approved status as a regulated bank holding company has increased the importance of its support for ResCap as our core mortgage loan origination and servicing businesses provide diversification benefits for GMAC.

On January 30, 2009, GMAC acquired 100 percent of our non-voting equity interest in IB Finance, the parent company of GMAC Bank. This transaction included GMAC converting its $806 million of preferred interests in ResCap into IB Finance interests and forgiving $830 million of ResCap debt. As a result, all voting and economic interests in IB Finance are owned directly by GMAC. We intend to continue to utilize GMAC Bank as a source of funding to support our on-going business activities and expect to continue to provide certain servicing, administrative and other functions to GMAC Bank. Our continuing business involvement with GMAC Bank will adhere to existing and future regulatory restrictions placed upon GMAC Bank related to its transactions with affiliates. See Note 25 of the Consolidated Financial Statements for subsequent events disclosure. The completion of the sale and subsequent deconsolidation of IB Finance increased our consolidated tangible net worth by approximately $894 million. For this purpose, consolidated tangible net worth is defined as our consolidated equity, excluding intangible assets and any equity in GMAC Bank to the extent included in our consolidated balance sheet.

Although GMAC’s continued actions through various funding and capital initiatives demonstrate support for ResCap, and GMAC’s status as a bank holding company and completion of its debt exchange better positions GMAC to be capable of supporting ResCap, there are currently no commitments or assurances for future funding and/or capital support. Consequently, there remains substantial doubt about our ability to continue as a going concern. Should GMAC no longer continue to support the capital or liquidity needs of ResCap or should we be unable to successfully execute other initiatives, it would have a material adverse effect on our business, results of operations and financial position.

We have experienced a series of credit downgrades with the rating agencies in 2008 due to the disruption in the capital markets. The actions of the rating agencies triggered an increase in our cost of funds due to the step up in coupon on our unsecured debt. A rating agency downgrade on February 22, 2008, resulted in an additional and final step-up of 50 basis points to our cost of funds related to our senior unsecured debt. As part of our debt refinancing activities in June 2008, we have alleviated certain short-term and long-term funding requirements; however, our cost of funds has increased, particularly outside GMAC Bank, driving lower margins in our business platform. As a result of the debt exchange, our costs associated with our outstanding ResCap secured notes have risen significantly and we placed more reliance on parent and affiliate secured funding with higher collateral requirements. In addition, we have also been impacted by margin calls and changes to advance rates on our third-party secured facilities.

We are highly leveraged relative to our cash flow and continue to recognize substantial losses resulting in a significant deterioration in capital. Certain of our renegotiated credit facilities contain financial covenants, among other covenants, requiring us to maintain consolidated tangible net worth of $250.0 million as of the end of each month and consolidated liquidity of $750.0 million, subject to applicable grace periods. For these purposes, consolidated tangible net worth means consolidated equity, excluding intangible assets and any equity in GMAC Bank to the extent included in our consolidated balance sheet, and consolidated liquidity is defined as consolidated cash and cash equivalents, excluding cash and cash equivalents of GMAC Bank to the extent included in our consolidated balance sheet. In addition, certain of our facilities are subject to sequential declines in advance rates if our consolidated tangible net worth falls below $1.5, $1.0 and $0.5 billion, respectively. Certain of our facilities can not be utilized if our consolidated net worth falls below $500 million.

As of December 31, 2008, we had consolidated tangible net worth, as defined, of $350.0 million and remained in compliance with the most restrictive consolidated tangible net worth covenant minimum of $250.0 million. In addition, we complied with our consolidated liquidity requirement of $750.0 million. The December 31, 2008 consolidated tangible net worth of $350.0 million limited our ability to access credit under certain of our facilities due to our consolidated tangible net worth falling below $500.0 million. Subsequent to the January 30, 2009 sale and deconsolidation of IB Finance, and through the date of this filing, we remain in compliance with our consolidated tangible net worth requirement of $250.0 million.

During the third quarter of 2008, our consolidated tangible net worth, as defined, fell below $1.0 billion, giving Fannie Mae the right to pursue certain remedies under the agreement. We reached an agreement with Fannie Mae to provide them collateral valued at $200 million, in addition to $100 million previously provided, and agreed to sell and transfer the servicing on mortgage loans having an unpaid principal balance of approximately $12.6 billion, or approximately 9% of the total principal balance of loans we service for Fannie Mae. In return for these actions, Fannie Mae agreed to forbear, until January 31, 2009 from exercising contractual remedies otherwise available to them due to the decline in our consolidated tangible net worth, as defined. On January 29, 2009, Fannie Mae extended the forbearance agreement until March 31, 2009. These remedies could have included, among other things, reducing our ability to sell loans to them, reducing our capacity to service loans for them, or requiring us to transfer servicing of loans we service for them. Management believes that selling the servicing related to the loans described above had an incremental positive impact on our liquidity and overall cost of servicing, since we are no longer required to advance delinquent payments on those loans. Meeting Fannie Mae’s collateral request had a negative impact on our liquidity. If Fannie Mae deems our consolidated tangible net worth, as defined, to be inadequate following the expiration of the forbearance period referred to above, and if Fannie Mae then determines to exercise their contractual remedies as described above, it would adversely affect our profitability and financial condition.

Similarly in the fourth quarter of 2008, Freddie Mac (“FHLMC”) and Government National Mortgage Association (“Ginnie Mae”) both requested additional security as a matter of recourse relative to the our financing relationships (mortgage-backed securities). On October 17, 2008 we established and funded, under agreed upon terms with FHLMC, an externally managed escrow account with cash collateral totaling $30 million. This collateral would be accessible to Freddie Mac should they incur losses directly attributable to ResCap not meeting its obligations as the seller / servicer. We also reached agreement with Ginnie Mae on January 21, 2009, whereby we provided them cash collateral, deposited in an externally managed escrow account, totaling $35 million. As with the security provided to Freddie Mac, this collateral would be accessible to Ginnie Mae should they incur losses directly attributable to ResCap not meeting its obligations as the seller / servicer.

On December 22, 2008, GMAC Mortgage, a subsidiary of the Company, received notice from Fannie Mae that it was in breach of the servicer rating requirement as set forth in the Master Agreement and contract between Fannie Mae and GMAC Mortgage. As a result of this breach, Fannie Mae is entitled to exercise certain rights and remedies as permitted by its contract with GMAC Mortgage. However, Fannie Mae has granted a temporary waiver of this requirement through March 31, 2009, subject, however, to enhanced servicing reviews by Fannie Mae and Fannie Mae’s determination that GMAC Mortgage continues to provide satisfactory servicing performance. On March 31, 2009, the waiver will expire and GMAC Mortgage will be required to be in compliance with the servicer rating requirement. We are taking the necessary actions to be in compliance as of March 31, 2009; however, there can be no assurances we will be in compliance as of that date.

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

We are subject to varying degrees of credit risk in connection with our portfolio of mortgage loans held for investment and our lending receivables and our residual interests from off-balance sheet securitizations. We monitor our credit risk closely as it impacts the value of these assets and we seek to mitigate this risk through our risk-based pricing, appropriate underwriting policies and loss mitigation strategies. We use detailed credit loss estimation methodologies for determining the allowance for loan losses and for input into cash flow estimates for valuing residual interests from off-balance sheet securitizations. We update our credit loss assumptions regularly to reflect our actual experience as well as current economic conditions.

Understanding our Financial Results

Our financial results are significantly impacted by the structure of our securitizations as either on- or off-balance sheet and the related valuation of the assets recorded in connection with securitizations, including mortgage servicing rights in our portfolio. The following descriptions should assist you in understanding our financial results as they relate to these items. A complete explanation of our accounting policies and estimates can be found under the heading “— Critical Accounting Estimates” and in the Notes to the Consolidated Financial Statements.

On- and Off-Balance Sheet Arrangements

We enter into both on- and off-balance sheet securitizations as well as other on- and off-balance sheet structured investment activities. These other arrangements are primarily limited to collateralized debt obligations.

Securitizations

Securitizations that are structured as sales provide a one time contribution to our financial results — or a gain (loss) on sale — when the mortgage loans and related securities are sold into the securitization trust. We refer to these transactions as “off-balance sheet” securitizations. We determine the gain (loss) on sale by allocating the carrying value of the underlying mortgage loans between loans sold and the interests retained, based on relative fair values and the fair value of mortgage service rights. The gain (loss) recognized is the difference between the sum of the cash proceeds of the securitization plus the fair value of the interests that continue to be held by us, if any, and the allocated carrying value of the loans sold. Our estimate of the fair value of our interests that continue to be held by us in these off-balance sheet securitizations requires us to exercise significant judgment as to the timing and amount of future cash flows from the interests that continue to be held by us. We are exposed to credit risk from the underlying mortgage loans in off-balance sheet securitizations to the extent we retain subordinated interests. Changes in expected cash flows from an off-balance sheet securitization resulting from changes in expected net credit losses will impact the value of our subordinated interests that continue to be held by us and those changes are recorded as a component of investment gain or loss.

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

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 159 that permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. The Company elected to measure at fair value certain financial assets and liabilities held by ResCap, including certain collateralized debt obligations and certain mortgage loans held for investment and related debt held in financing securitization structures. The Company’s intent in electing fair value for these items was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities. See Note 17 of the Notes to the Consolidated Financial Statements for additional disclosure on financial assets and liabilities valued at fair value.

Whether a securitization is on- or off-balance sheet, investors in the securities issued by the securitization trust have no recourse to our assets or to us and have no ability to require us to repurchase their securities, except for certain guarantees or obligations we make as disclosed in Note 23 of Notes to the Consolidated Financial Statements, but rather have recourse only to the assets transferred to the trust. Whereas the accounting differences are significant, the underlying economic impact to us, over time, will be the same whether the securitization is structured on- or off-balance sheet.

At December 31, 2008, the balance sheet includes the consolidation of certain securitization trusts. At December 31, 2008, total assets, after allowance for loan losses, relating to on-balance sheet securitization trusts totaled $3.9 billion while the related total liabilities of the on-balance sheet securitization trusts were $3.8 billion. If every asset underlying these on-balance sheet securitizations were deemed to be completely uncollectible, we would incur an economic loss of approximately $0.1 billion to our consolidated statement of income. At

December 31, 2007, assets related to securitizations totaled $16.8 billion while the related liabilities of the on-balance sheet securitization trusts were $16.3 billion, resulting in economic exposure of $0.5 billion had every asset underlying the securitizations been deemed uncollectible. The investors in these securitization trusts have no recourse to our other assets beyond the assets inside the securitization trusts.

Other arrangements

Prior to the fourth quarter of 2008, the Company was the primary beneficiary of certain collateralized debt obligations (“CDOs”) and as such, consolidated the entities in accordance with FIN No. 46R. Transactional activity related to these special purpose entities precluded meeting the qualified special purposes entity criteria provided under SFAS No. 140, and as such sale treatment was not obtained. In the fourth quarter of 2008, we sold 100% of our ownership in our CDO entities, including equity in the CDO, retained bonds, and all asset management responsibilities. We have no further continuing involvement in the CDOs and as a result applied sale accounting to the assets transferred into the CDOs. Further, the Company is no longer deemed to be the primary beneficiary of the CDOs and, thus, consolidation of the remaining on-balance sheet entities is no longer required. The deconsolidation of the CDOs resulted in a gain of $2.9 million.

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

•

Servicing asset valuation and hedge activities, net — changes in valuation inputs or assumptions used in the valuation models include all changes due to a revaluation by a model or by a benchmarking exercise. This line item also includes changes in fair value due to a change in valuation assumptions and/or model calculations. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic run-off of the portfolio.

While we separately disclose each of the above line items on the statement of income, we also provide a net servicing fee subtotal reflecting the combination of the above items. We believe this provides a more meaningful measure when comparing changes between years.

Fair Value Measurement

On January 1, 2008, we adopted SFAS No. 157 and SFAS No. 159. SFAS No. 157 applies to assets and liabilities required to be measured at fair value under accounting principles generally accepted in the United States (GAAP). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items currently not required to be measured at fair value under GAAP. If an entity elects fair value for a particular financial instrument under SFAS No. 159, the fair value measurement is within the scope of the measurement and disclosure requirements of SFAS No. 157.

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

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and internal valuation models to estimate fair value measurements. At December 31, 2008, approximately 20% of total assets, or $11.7 billion, consisted of financial instruments recorded at fair value. Approximately 13% of total assets and 67% of the assets reported at fair value were valued using Level 3 inputs. At December 31, 2008, approximately 4% of total liabilities, or $2.1 billion, consisted of financial instruments recorded at fair value. Approximately 3% of total liabilities and 91% of the liabilities reported at fair value were valued using Level 3 inputs. See Note 17 to the Consolidated Financial Statements for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.

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

•

We ultimately sell our mortgage loans included in our held for sale portfolio, either to the agencies, to whole-loan purchasers, or securitization structures. When we sell loans, we typically will retain servicing rights. We have opted to carry our servicing rights at fair value under SFAS No. 156 Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. Further, when the loans are sold into off-balance sheet securitizations, we will often retain residuals and/or certain classes of bonds. These retained bonds may include interest only strips, principal only securities, or principal and interest paying bonds (typically the subordinated bonds), all of which are carried at fair value within trading securities on our balance sheet. Due to the lack of observable market prices or data, our servicing rights and retained interests typically are Level 3.

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

A significant portion of our assets and liabilities are at fair value and therefore our consolidated balance sheet and income statement are significantly impacted by fluctuations in market prices. While we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. In 2008, the credit markets across the globe have experienced severe dislocation. Market demand for asset-backed securities, and those backed by mortgage assets in particular, has significantly contracted and in many markets, has virtually disappeared. Further, market demand by whole-loan purchasers has also contracted. These unprecedented market conditions have adversely impacted us, as well as our competitors. As the market conditions continue, our assets and liabilities are subject to valuation adjustment as well as changes in the inputs we utilize to measure fair value.

For the year ended December 31, 2008, certain changes in the fair value of our assets and liabilities have been included in our financial results. As a result of further deterioration in the mortgage market and underlying collateral valuations, we experienced declines in the fair value of our mortgage loans held for sale, resulting in significant valuation losses materially impacting our financial results. At the same time, our mortgage loans held for investment and debt held in our on-balance sheet securitizations, in which we elected the fair value option under SFAS No. 159 experienced offsetting valuation declines. As the mortgage loan held for investment asset declines in value, resulting in losses, the securitized debt declines, resulting in offsetting valuation gains. For the year ended December 31, 2008 we have a net decrease in the fair value of mortgage servicing rights and associated hedging derivatives primarily due to increased prepayment speeds and projected increase in cost of servicing resulting from higher delinquencies and loan defaults decreasing the value of our mortgage servicing rights partially offset by a steeper overall yield curve in 2008, resulting in a positive impact of our hedging activity. The decrease in the fair value of trading securities for the year ended December 31, 2008 was substantially attributable to the decline in the fair value of residual interests that continue to be held by us through our off-balance sheet securitizations, resulting from increasing credit losses, rating agency downgrades, declines in value of underlying collateral, market illiquidity, and changes in discount rate assumptions in certain foreign markets.

In addition, for the year ended December 31, 2008 certain changes in the fair value of GMAC Bank’s automotive division assets and liabilities have been included in our financial results. The revenues and expenses of the automotive division are eliminated from our net results through minority interest. A $166.5 million impairment of our investment in vehicle operating lease assets resulted from a sharp decline in used vehicle sales prices for sport-utility vehicles and trucks in the United States, reducing the expected residual value for these vehicles.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in the preparation of the statements. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements.

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

Our portfolio of mortgage loans held for investment consists of smaller-balance, homogeneous residential mortgage loans. We divide this portfolio into several pools (based on, among other things, mortgage product type, underlying collateral and geographic location), which we evaluate for impairment. We establish the allowance for loan losses using comprehensive and consistently applied systematic estimates and management assessments that require a high degree of judgment about the timing, frequency and severity of loan losses. We utilize proprietary statistical models, including migration analysis based on recent loss trends, to develop a systematic incurred loss reserve. These statistical models utilize various internal assumptions, including (but not limited to): loss frequency, loss severity, home price depreciation, prepayment speeds, and loss timing. In order to develop our best estimate of the probable incurred losses inherent in the loan portfolio, management reviews and analyzes the output from their models and may adjust the systematic reserves to take into consideration environmental, qualitative, and other factors that may not be captured by the systematic reserves. These management adjustments are documented and objectively supported. The systematic reserves are aggregated with any management adjustments to establish the total allowance for loan losses for the mortgage loans held for investment portfolio. Management reviews, updates and validates its systematic process and loss assumptions on a periodic basis, and also performs routine analysis of loss information, such as review of loss and credit trends, back-testing of actual loss information to loss forecasts, and other analyses.

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

We capitalize mortgage servicing rights on residential mortgage loans that we have originated and purchased based upon the fair market value of the servicing rights associated with the underlying mortgage loans at the time the loans are sold or securitized. Accounting principles generally accepted in the United States of America require that the value of mortgage servicing rights be determined based upon market transactions for comparable servicing assets or, in the absence of representative market trade information, based upon other available market evidence and modeled market expectations of the present value of future estimated net cash flows that market participants would expect from servicing. When observable prices are not available, management uses internally developed discounted cash flow models to estimate the fair value. These internal valuation models estimate net cash flows based on internal operating assumptions that we believe would be used by market participants, combined with market-based assumptions for loan prepayment rate, interest rates and discount rates that management believes approximate yields required by investors in the asset. Servicing cash flows primarily include servicing fees, float income and late fees, less operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread derived discount rate. Management considers the best available information and exercises significant judgment in estimating and assuming values for key variables in the modeling and discounting process.

All of the Company’s mortgage servicing rights are carried at fair value.

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

•	Review and compare fair value price/multiples. We evaluate and compare our fair value price/multiples to market fair value price/multiples quoted in external surveys.

•

Reconcile actual monthly cash flows to projections.    We reconcile actual monthly cash flows to those projected in the mortgage servicing rights valuation. Based upon the results of this reconciliation, we assess the need to modify the individual assumptions used in the valuation. This process ensures the model is calibrated to actual servicing cash flow results.

We generally expect our valuation to be within a reasonable range of that implied by each test. If we determine our valuation has exceeded the reasonable range, we adjust it accordingly.

The assumptions used in modeling expected future cash flows of mortgage servicing rights have a significant impact on the fair value of mortgage servicing rights and potentially a corresponding impact to earnings. For example, a 10% increase in the prepayment assumptions would have negatively impacted the fair value of our mortgage servicing rights asset by $239.4 million, or approximately 8.4%, as of December 31, 2008. The calculation assumes that a change in the prepayment assumption would not impact other modeling assumptions. In reality, changes in one factor may result in changes in another, which might magnify or mitigate the sensitivities. In addition, the factors that may cause a change in the prepayment assumption may also positively or negatively impact other areas of our operations (for example, declining interest rates, while increasing prepayments, would likely have a positive impact on mortgage loan production volume and gains recognized on the sale of mortgage loans).

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

We include changes in the fair value of mortgage-backed and mortgage-related asset-backed securities held for trading as a component of investment gain or loss in our income statement. We include changes in the estimated fair value of mortgage-backed and mortgage-related asset-backed securities available for sale as a component of equity (other comprehensive income) in our balance sheet. If we determine that other than temporary impairment should be recognized related to mortgage-backed and mortgage-related asset-backed securities available for sale, we recognize such amounts in our income statement in the line item entitled (loss) gain on investment securities, net.

Similar to mortgage servicing rights, changes in model assumptions can have a significant impact on the carrying value of interests in securitized assets. Note 21 to the Consolidated Financial Statements summarizes the impact on the fair value due to a change in key assumptions for the significant categories of interests in securitized assets as of December 31, 2008 and 2007.

Results of Operations

Consolidated Results

The following table presents our consolidated results of operations:

	Year Ended December 31,
	2008	2007	2006
	(In millions)
Net financing revenue	$297.1	$1,210.0	$1,723.5
(Loss) gain on mortgage loans, net	(2,003.9)	(331.7)	890.2
Servicing fees	1,487.7	1,790.4	1,583.7
Servicing asset valuation and hedge activities, net	(284.4)	(543.7)	(1,100.2)

Net servicing fees	1,203.3	1,246.7	483.5
Other revenue	411.6	(206.8)	1,239.7
Provision for loan losses	(2,255.4)	(2,595.1)	(1,334.1)
Non-interest expense	(3,235.8)	(3,555.6)	(2,577.2)

(Loss) income before income tax benefit (expense) and minority interest	(5,583.1)	(4,232.5)	425.6
Income tax benefit (expense)	10.1	(19.8)	289.2

(Loss) income before minority interest	(5,573.0)	(4,252.3)	714.8
Minority interest	(38.4)	(94.0)	(9.7)

Net (loss) income	$(5,611.4)	$(4,346.3)	$705.1

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Our net loss was $5.6 billion in 2008, compared to $4.3 billion in 2007. Our 2008 results continued to be adversely affected by economic conditions both domestically and internationally. The adverse economic conditions that negatively impacted our results included the following:

•

The mortgage and capital markets continued to experience severe stress throughout 2008, due to credit concerns and housing market contractions in the United States and foreign markets in which we operate, effectively eliminating liquidity sources for private labeled securitizations.

•

Following a slight increase in the first half of 2008, interest rates began to fall in the second half of 2008 with the most significant decline in the fourth quarter. However, this positive impact on mortgage affordability was largely offset by reduced liquidity in the capital markets. In addition, stricter mortgage underwriting guidelines and declining home prices limited refinancing options for homeowners.

•

Housing prices in many parts of the United States, United Kingdom and other international markets declined significantly in 2008, while the number of delinquent loans increased resulting in higher levels in both severity and frequency of loss.

•

During 2008, the U.S. dollar experienced high volatility with a noticeable trend in the second half of the year of strengthening against major foreign currencies, particularly the Euro and U.K. sterling.

These economic conditions resulted in lower net interest margins, increased losses on mortgage loan sales, a decline in fair market value of our mortgage loans held for sale and higher provision for losses in our mortgage held for investment and lending receivable portfolios. As these market conditions persist, these unfavorable impacts on our results of operations may continue. Offsetting these negative impacts on our results were substantial gains recognized on the extinguishment of our debt through actions taken by our parent GMAC and us in 2008. Additionally, we began to realize notable cost reductions from our restructuring plans announced in 2007 and 2008.

Our mortgage loan production in 2008 was $59.4 billion, a decrease of 51.5% from $122.5 billion in 2007. Our domestic loan production decreased 41.3% in 2008, while international loan production decreased 85.1%. Our domestic loan production decreased due to a decline in our nonprime, prime non-conforming and prime second-lien products as a result of stricter mortgage underwriting guidelines in response to market conditions and our initiative taken in the third quarter of 2008 to only originate government sponsored loans. Our dramatic decline in international loan production was driven by our decision to cease loan origination activities in all international markets except for insured mortgages in Canada.

Net financing revenue was $297.1 million in 2008, compared to $1.2 billion in 2007, a decrease of $912.9 million, or 75.4%. Our interest income and interest expense decreased in 2008 by $3.4 billion, or 45.3%, and 2.7 billion, or 40.6%, respectively. The decreases were primarily due to a decline in asset levels primarily caused by lower 2008 loan production, asset sales, continued portfolio run-off, the deconsolidation of $27.4 billion in securitization trusts and the sale of our healthcare businesses, both in late 2007. In addition, we experienced an increase in the rate of delinquencies on our mortgage loans held for investment portfolio resulting in the rise in nonperforming assets. Interest expense decreased at a lower rate than interest income primarily due to an increase in our cost of funds as a result of unfavorable capital market conditions and our refinancing initiative completed during the second quarter of 2008.

Loss on mortgage loans, net was $2.0 billion for 2008 compared to $331.7 million for 2007, an increase of $1.7 billion. The increase was primarily a result of the liquidation of mortgage loans in our International Business Group and distressed assets in our PIA business as part of liquidity initiatives. Market conditions in the United Kingdom and Continental Europe have deteriorated significantly resulting in lower pricing and consequently higher losses on the sale of loans and substantial negative fair market value adjustments on mortgage loans held for sale in these markets. In addition, we completed $1.9 billion of loan sales in our PIA business during 2008 resulting in losses of $521.5 million. Offsetting these unfavorable impacts have been increased gains recognized in 2008 in our Residential Finance Group primarily resulting from the sale of agency eligible loans.

Net servicing fees were $1.2 billion in 2008, a decrease of $43.4 million compared to 2007. Servicing fees declined due to higher delinquencies and a smaller portfolio as a result of sales of excess servicing and mortgage servicing rights and runoff of our non-agency portfolio. However, net servicing asset valuation and hedge activities increased despite a larger decline in mortgage rates in 2008 than in 2007. Prepayments speeds in 2008 were slower due to tighter credit standards and declining home prices that limited homeowners refinancing options. Additionally, a steeper overall yield curve led to a positive impact on our hedge activities to offset asset valuation losses.

Other revenue was $411.6 million in 2008, compared to a loss of $206.7 million in 2007. The gain in 2008 was largely driven by significant gains recorded in 2008 on the extinguishment of our debt and a decrease in loss on foreclosed real estate, offset by losses on real estate related activities and a decline in other income.

Loss on investment securities was $655.8 million in 2008, compared to a loss of $747.8 million in 2007, a decrease of $92.0 million. The decrease was primarily due to lower fair market value adjustments on residual assets driven by lower asset balances and the impact of our SFAS No. 159 election on certain collateralized debt obligations. These favorable impacts were partially offset by unfavorable fair value adjustments recorded on our trading securities portfolio in our international operations due to increases in discount rate assumptions and decreases in yields on residual interests.

Real estate related revenues, net was a loss of $41.3 million in 2008, compared to a gain of $218.4 million in 2007. The loss in 2008 was primarily due to a decrease in model home lease income and lot option fees of $107.4 million driven by a smaller real estate investment portfolio and an increase in nonperforming assets. In addition, we recorded higher write-downs on lot option projects and model homes and experienced an increase in the loss on sale of model homes as a result of further contraction in the domestic housing market in 2008.

A gain on extinguishment of debt of $1.9 billion was recorded in 2008, compared to $521.1 million in 2007. The gain in 2008 was mainly driven by GMAC’s forgiveness of our notes that it had previously acquired in open market repurchase (OMR) transactions and through a debt exchange offering it completed in December 2008, resulting in total gains of $1.3 billion on the extinguishment of our debt. The remaining gains recognized in 2008 were a result of the debt tender and exchange offerings completed by us during the second quarter of 2008. The gain in 2007 was the result of a tender offer completed by us in the fourth quarter of 2007 and GMAC’s forgiveness of our notes it acquired in OMR transactions.

Loss on foreclosed real estate was $299.2 million for 2008, down from a loss of $401.7 million in 2007. The decreased losses in 2008 were primarily due to lower market valuation adjustments on a smaller real estate owned portfolio following the deconsolidation of certain on-balance sheet securitizations in 2007.

Other income for 2008 was a loss of $477.3 million, compared to a gain of $203.8 million in 2007. The decrease was primarily driven by the impairment on the resort finance business of $255.0 million upon its held-for-sale classification prior to the completed sale in the third quarter of 2008, loss on sale of servicing advances of $142.4 million under the factoring agreement with GMAC Commercial Finance, LLC, and negative net fair value adjustments of $236.6 million on assets and bonds elected under SFAS No. 159.

The provision for loan losses was $2.3 billion for 2008, compared to $2.6 billion in 2007. The decrease was primarily driven by a smaller loan portfolio subject to allowance due to the deconsolidation of $27.4 billion of loans held in securitization trusts in late 2007 and the election of SFAS No. 159 in 2008 on a majority of the remaining held for investment loans in deals structured as secured financings. Offsetting these impacts was an increase in provision on our non-SFAS No. 159 held for investment portfolio, including the GMAC Bank held for investment portfolio, which experienced a substantial increase in delinquencies and higher severity and frequency assumptions. In addition, we experienced an increase in provision on our nonperforming assets in our international asset portfolios and domestic real estate lending portfolios.

Total non-interest expense was $3.2 billion for 2008, compared to $3.6 billion for 2007. Excluding a goodwill impairment charge of $454.8 million in 2007, total non-interest expense increased by $135.0 million from 2007 to 2008. This increase was primarily due to an increase of $463.1 million in foreign currency losses resulting from the strengthening of the U.S. dollar against the Euro and U.K. sterling and the changes in unhedged exposure throughout the year caused by the limited availability of willing counterparties to enter into forward arrangements. In addition, professional fees increased by $136.2 million mainly due to costs associated with our debt tender and exchange offerings completed in the second quarter of 2008. Offsetting these increases were lower compensation and benefits expense and a decline in most other operating expenses as a result of our restructuring efforts in 2007 and 2008.

Income tax benefit was $10.2 million for 2008, compared to an income tax expense of $19.8 million in 2007. Our income tax provision is primarily driven by tax benefits at our domestic C corporations, CapRe of Vermont, GMAC Bank and domestic LLCs offset by tax expense in our international operations. During 2008, CapRe of Vermont and GMAC Bank recorded income tax benefits due to their pretax losses and the domestic LLCs recorded income tax benefits due to deferred tax valuation allowance reductions and the recognition of previously unrecognized tax benefits. These tax benefits were largely offset by an increase in income tax expense due to international valuation allowances recorded against the net deferred tax assets. In conjuction with our review of international deferred tax assets during 2008, we concluded a full valuation allowance should be recorded for most of our international business units since we believe it is not more likely than not that these net deferred tax assets will be realized.

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

Net financing revenue was $1.2 billion in 2007, compared to $1.7 billion in 2006, a decrease of $513.5 million, or 29.8%. Our interest income decreased $601.2 million, or 7.4%, primarily due to a decline in mortgage loan asset balances, lower warehouse lending balances and an increase in non-accrual loans caused by higher delinquency rates. The decrease in interest income from our mortgage assets was primarily due to lower 2007 loan production, continued portfolio run-off and deconsolidation of $27.4 billion in securitization trusts in 2007. Lending receivable interest income decreased as a result of significantly lower outstanding receivable balances due to market conditions, customer bankruptcies and defaults, and a strategic decision to further reduce our warehouse lending business in 2007. The increase in interest expense in 2007 was primarily driven by unfavorable capital market conditions, resulting in lower advance rates on our funding facilities and an increase in our cost of funds on our unsecured debt due to the step up in coupon resulting from ratings downgrades, partially offset by lower average borrowings. The consolidation of the automotive division of GMAC Bank contributed to an increase in net financing revenue of $214.3 million in 2007 compared to 2006.

Loss on mortgage loans, net was $331.7 million in 2007, compared to a gain of $890.2 million in 2006, a decrease of $1.2 billion. The decrease resulted primarily from the decline in fair value of our mortgage loans held for sale and obligations to fund mortgage loans due to lower investor demand and lack of domestic and foreign market liquidity. Beginning in the third quarter of 2007, the foreign market was impacted by global liquidity concerns causing significant valuation impacts on our loans held for sale, specifically in the United Kingdom and Continental Europe. The pricing for various loan product types deteriorated in 2007, as investor uncertainty remained high concerning the performance of these loans. The loss on sale of mortgage loans was partially offset by the deconsolidation of $27.4 billion in securitization trusts in 2007, resulting in gains totaling $525.7 million.

Net servicing fees were $1.2 billion in 2007, compared to $483.5 million in 2006, an increase of $763.2 million. The increase in net servicing fees is primarily due to the positive impact of our hedging activity results, offset by a decline in the valuation of our mortgage servicing rights driven by the steepening of the yield curve and increased prepayment assumptions. The increase in net servicing fees was also impacted by the increase in the average size of our mortgage servicing rights portfolio in 2007, as compared to 2006. The increase in the average servicing portfolio resulted in an increase in servicing fees of $206.7 million.

Other revenue was a loss of $206.8 million in 2007, compared to a gain of $1.2 billion in 2006. The losses in 2007 compared to 2006 were largely driven by loss on investment securities, net, real estate related revenues and loss on foreclosed real estate, offset by a significant gain on extinguishment of debt recorded in 2007. In addition, a significant gain was recorded in 2006 on the sale of an equity investment.

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

The gain on sale of equity investments of $414.5 million recorded in 2006 represents the cash sale of our investment in a regional homebuilder.

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

Total non-interest expense of $3.6 billion in 2007 increased $1.0 billion from 2006. The increase was primarily due to a goodwill impairment charge and a restructuring charge recorded in 2007. In addition, other expense increased significantly primarily due to an increase in the provision for losses associated with assets sold with recourse, caused by market conditions in 2007.

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

Other expense in 2007 was $1.0 billion, an increase of $424.5 million, or 68.6%, from 2006. The increase was primarily the result of an increase in our provision for assets sold with recourse, legal related costs and expenses related to our real estate owned, and a change in 2007 in how we classified expenses on the statement of income related to subservicing fees paid to third parties. Previously, these expenses were netted against servicing fee income. The reclassification of these fees resulted in an increase of $66.0 million in other expenses in 2007. Provision for assets sold with recourse increased to $256.1 million in 2007, up from $66.1 million in 2006. The increase was primarily due to increased delinquencies on assets sold where we have delivered standard representation and warranty on their performance within a specified amount of time. These representations consist of our agreement to repurchase a loan at par from investors if an early payment default occurs. We record estimates for this liability upon sale of the securitization and with periodic assessments thereafter. We generally acquire loans with similar representations from the originators of the mortgage. However, we generally account for the recovery from the originator on a cash basis.

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

Segment Results

Residential Finance Group

The following table presents the results of operations for Residential Finance Group:

	Year Ended December 31,
	2008	2007	2006
	(In millions)
Net financing revenue	$169.2	$742.5	$1,319.1
Gain on mortgage loans, net	332.8	32.7	644.1
Servicing fees	1,445.5	1,730.5	1,576.3
Servicing asset valuation and hedge activities, net	(261.1)	(541.7)	(1,098.4)

Net servicing fees	1,184.4	1,188.8	477.9
Other revenue	(419.6)	(111.8)	482.1
Provision for loan losses	(776.0)	(1,790.6)	(1,207.0)
Non-interest expense	(1,747.1)	(2,887.6)	(2,258.3)
Income tax benefit (expense)	112.2	(150.3)	179.4

Net loss	$(1,144.1)	$(2,976.3)	$(362.7)

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Residential Finance Group’s net loss in 2008 was $1.1 billion compared to a net loss of $3.0 billion in 2007. Our results for both periods reflect the deterioration of the U.S. mortgage market characterized by rising delinquencies, negative home price appreciation, an expanding backlog of foreclosed properties and declining mortgage originations due to reduced product offerings and tighter credit standards. The year-over-year improvement was due mainly to the following actions taken to mitigate the impact of these market conditions.

•	Focusing new loan production on agency eligible products resulting in consistent gains on sale of loans and lower valuation losses on non-agency loans;

•

Reducing mortgage loans held for investment through deconsolidation of on-balance sheet securitized held for investment loans in the second half of 2007 and fourth quarter of 2008, and the implementation of SFAS No. 159 elections on January 1, 2008, which lowered provision expense by $1.0 billion or 56%;

•	Restructuring and streamlining operations to focus on current market opportunities contributing to the reduction of non-interest expenses by $1.1 billion, or nearly 40%; and

•

Dramatic increase during 2008 in proactive loan loss prevention programs to identify borrower’s that pose a default risk, and modify the terms of their loans in the attempt to cure and become current, thus improving delinquency and allowing borrowers to stay in their homes.

These items were partially offset by decreases in net financing revenue, servicing fees and other revenue.

Net financing revenue decreased $573.3 million, or 77.2%, in 2008 compared to 2007. This decrease was primarily due to lower loan balances in mortgage loans held for investment and mortgage loans held for sale. The held for investment portfolio decreased to $18.6 billion at December 31, 2008 from $27.6 billion at December 31, 2007 due to the continuation of strategies intended to minimize exposure and contract our balance sheet. Actions in 2008 included the implementation of SFAS No. 159 on January 1, 2008 for a significant portion of our on-balance sheet securitizations, and the deconsolidation of virtually all the remaining on-balance sheet securitizations not subject to the SFAS No. 159 election in the fourth quarter of 2008. The held for sale portfolio decreased to $1.5 billion at December 31, 2008 from $4.9 billion at December 31, 2007. The decrease in the held for sale portfolio is primarily due to the decrease in loan production of $36.9 billion, or 40.1%, to $55.1 billion in 2008, compared to $92.0 billion in 2007. This decrease is primarily due to the changes in our business model by eliminating the origination of nonprime and non-conforming products, tighter underwriting and the closing of Retail and Wholesale lending channels.

Gain on mortgage loans, net increased $300.1 million in 2008, up from $32.7 million in 2007. In 2008, production was focused on agency-eligible loans, which resulted in more stable margins and avoided material negative valuation adjustments than non agency-eligible loans experienced in 2007. These year-over-year improvements were partially offset by gains during the second half of 2007 relating to the deconsolidation of certain on-balance sheet securitizations. In 2008, deconsolidation activity did not result in a material impact to our financial results.

Net servicing fees decreased $4.4 million in 2008 compared to 2007 made up of a $285.0 million decline in servicing fees offset by a $280.6 million increase in servicing asset valuation and hedge activities, net. Service fees declined due to higher delinquencies, sales of excess servicing and mortgage servicing rights, and runoff of our non-agency portfolio. Net servicing asset valuation and hedge activities increased despite a larger decline in mortgage rates in 2008 than in 2007. Prepayments in 2008 were lower due to tighter credit standards and declining home prices that limited homeowners refinancing options. Also, a steeper yield curve led to favorable hedge performance to offset asset valuation losses.

Other revenue decreased $307.8 million, or 275.6%, in 2008 compared to 2007. The decrease in other revenue was primarily due to $216.5 million negative net fair value adjustments on assets and liabilities where the company elected fair value treatment upon the adoption of SFAS No. 159, and a $142.4 million loss on the sale of servicing advances under a factoring agreement with GMAC Commercial Finance LLC. Realized losses on the sale of mortgage servicing rights of $63.3 million also caused a decrease comparing 2008 to 2007. Partially offsetting these decreases was a $180.8 million improvement on market valuation adjustments to real estate owned in 2008 compared to 2007, as a result of lower real estate owned inventory following the deconsolidation of certain on-balance sheet securitizations in 2007.

Provision for loan losses decreased $1.0 billion or 56.7%, in 2008 compared to 2007. The deconsolidation of certain on-balance sheet securitizations in the second half of 2007 resulted in lower required allowance in 2008 on the smaller held for investment portfolio. The exit from the non-agency market and election of SFAS No. 159 in 2008 also decreased required allowance for the majority of the remaining on-balance sheet securitization held for investment financing portfolio. The non-SFAS No. 159 held for investment portfolio; including the GMAC Bank held for investment portfolio, experienced a substantial increase in delinquency and higher severity and frequency assumptions compared to 2007 consistent with trends observed in the overall market.

Non-interest expense decreased $1.1 billion, or 39.5%, in 2008 compared to 2007. The decrease was partly due to impairment of goodwill in 2007 for $381.9 million. The decrease was also due to the realization of restructuring efforts and lower overall business volume resulting in lower compensation and benefits expense of $300.2 million and lower other operating expenses of $245.5 million. We recorded a restructuring charge of $118.8 million in 2007 as part of a restructuring plan announced during the fourth quarter of 2007. In 2008, restructuring charges were recorded in the Corporate and Other segment. Offsetting these decreases was an increase in the captive reinsurance reserve of $90.3 million resulting from anticipated mortgage insurance losses greater than the contractual amounts covered by the primary mortgage insurers.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Residential Finance Group’s (“RFG”) net loss in 2007 was $3.0 billion compared to a net loss of $362.7 million in 2006. Our results were adversely affected by severe weakness in both the capital markets and domestic mortgage industry throughout 2007. The adverse market conditions also resulted in lower net interest margins, higher provision for loan losses, significantly lower gain on sale margins, reduced loan production, a decline in the fair value of our mortgage loans held for sale and trading securities portfolios, increased real estate investment impairments, reduced gains on disposition of real estate acquired through foreclosure, and increased provision for assets sold with recourse. The negative impact of these conditions was only partially offset by increased net servicing fees.

Net financing revenue decreased $576.6 million, or 43.7%, in 2007 compared to 2006. This decrease was primarily due to lower loan balances in mortgage loans held for investment, mortgage loans held for sale and lending receivables. The secondary market for non-conforming loans weakened significantly during the year. Given the lack of liquidity, management made decisions to hold certain non-delinquent, non-conforming mortgage loans for investment rather than for sale. The held for investment portfolio has decreased from $59.7 billion at December 31, 2006 to $27.6 billion at December 31, 2007, primarily due to the deconsolidation of securitization trusts. Mortgage loans held for sale decreased from $18.3 billion at December 31, 2006 to $4.9 billion at December 31, 2007, primarily as a result of the reduction in non-conforming and nonprime production and management’s decision to reduce our exposure in these markets. Loan production decreased to $92.0 billion for the year ended December 31, 2007, compared to $157.8 billion for 2006, as a result of the market weakness and product management actions mentioned above. The lending receivables balance decreased from $8.9 billion at December 31, 2006 to $1.6 billion at December 31, 2007, due in part to customer bankruptcies and defaults. Management has significantly reduced its exposure to the level of commitments and outstandings secured by nonprime mortgage collateral due to market weakness. The decrease in interest income was partially offset by lower interest expense primarily as a result of lower outstanding borrowings, which decreased from $83.8 billion at December 31, 2006 to $34.8 billion at December 31, 2007. Additionally, our third party borrowings continued to decrease as a result of market liquidity issues, resulting in our unsecured borrowings becoming a bigger percentage of total borrowings and an increase in our overall cost of funds.

Gain on mortgage loans, net decreased $611.4 million, or 94.9%, in 2007 compared to 2006. The decrease in gain on sale of mortgage loans resulted from several inter-related items. The market concerns related to overall credit quality resulted in a material decline in the fair value of our delinquent loan portfolio. This has affected prime and nonprime first-lien loans and prime second-lien loans. In addition, lower investor demand and lack of market liquidity resulted in lower margins in 2007 in our performing (non-delinquent) nonprime, prime second-lien and a small portion of prime non-conforming products. This lack of market liquidity impacted our ability to securitize these loans and the fair market value of these loans has decreased. The same market conditions have also impacted the margins in our prime conforming and jumbo loan products in 2007, resulting in lower gain on sale income. Offsetting the overall decrease, we recorded gains of $525.7 million in 2007 related to the deconsolidation of existing on-balance sheet securitization trusts.

Net servicing fees increased $710.9 million, or 148.8%, in 2007 compared to 2006. The increase in net servicing fees is primarily due to the positive impact of our hedging activity results, offset by a decline in the valuation of our mortgage servicing rights driven by a decrease in interest rates and increased prepayment assumptions. The increase in our average primary and master servicing portfolios also contributed to the increase in net servicing fees.

Other revenue decreased $593.9 million in 2007 compared to 2006. The decrease in other revenue was primarily due to a decrease in the valuation of residual interests and investment securities, and real estate owned impairment. The decrease in value of residual interests is a result of higher credit losses and increased delinquency trends in the portfolio, market observable deterioration in prices for other similar asset-backed securities and the implied increase in yield that the marketplace is requiring. The decrease in value of investment securities was primarily due to market illiquidity, especially in the non-agency market, and valuations of the mortgage-backed securities financed in our collateralized debt obligations due to unprecedented credit spread widening. In addition, we recorded higher subsequent impairment on real estate owned assets (as home values continue to decline) and losses on real estate owned liquidations (as actual sales proceeds have declined) in 2007 compared to 2006.

Provision for loan losses increased $583.6 million, or 48.4%, in 2007 compared to 2006. The increase in provision for loan losses was driven primarily by an increase in actual experience and loss estimates related to both severity and frequency in our mortgage loans held for investment portfolio. The increasing loss estimates are reflective of increased delinquencies and the continued weakness in home prices. These worsening trends can be observed in the asset quality section of Management’s Discussion and Analysis. The December 31, 2007 allowance for loan loss and related asset quality reflect the deconsolidation of $27.4 billion of primarily nonprime mortgage loans and the related $1.5 billion of allowance for loan loss. As a result of the deconsolidation, we anticipate lower provisions for loan losses in the future.

Non-interest expense increased $629.3 million, or 27.9%, in 2007 as compared to 2006. The increase was primarily due to a goodwill impairment charge of $381.9 million recorded in the third quarter of 2007 and an increase in representation and warranty and early payment default reserves as a result of our loan sales with recourse. We also recorded a restructuring charge of $118.8 million as part of a restructuring plan announced during the fourth quarter of 2007.

Business Capital Group

The following table presents the results of operations for the Business Capital Group:

	Year Ended December 31,
	2008	2007	2006
	(In millions)
Net financing revenue	$(75.1)	$96.8	$88.8
Other revenue	(601.3)	(137.4)	655.8
Provision for loan losses	(496.5)	(322.7)	(28.4)
Non-interest expense	(85.0)	(75.1)	(71.1)
Income tax expense	(0.5)	(0.4)	(246.4)

Net (loss) income	$(1,258.4)	$(438.8)	$398.7

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Business Capital Group’s net loss for 2008 was $1.3 billion, compared to a net loss of $438.8 million for 2007. The decrease was primarily due to lower net financing revenue, lower real estate related revenues and higher provision for loan losses. Results for 2008 were also negatively impacted by an impairment recognized on our resort finance business prior to the sale to GMAC Commercial Finance, LLC.

Net financing revenue decreased $171.9 million in 2008 compared to 2007. Interest income decreased primarily due to a decrease in the average yield on lending receivables caused by a decrease in indices used to price lending receivables and a significant increase in the number of nonaccrual loans compared to 2007. In addition, interest income decreased due to the decline of construction, healthcare and resort lending receivables. The healthcare lending business was sold during the third quarter of 2007 and the resort financing business was sold during the third quarter of 2008. As of December 31, 2008, lending receivables were $1.2 billion, a decrease of $2.6 billion, or 68.2%, compared to December 31, 2007. A decrease in interest expense partially offset the decrease in interest income primarily due to lower borrowings related to the decline in lending receivables.

Other revenue decreased $463.9 million in 2008 compared to 2007. Real estate related revenues were lower in 2008 primarily due to decreased investment levels, an increase in nonperforming assets and increased losses on lot option projects and model homes. As of December 31, 2008, real estate investments totaled $535.7 million, a decrease from $1.6 billion as of December 31, 2007. As a result of this asset decrease combined with an increase in nonperforming assets, model home lease income and lot option fees decreased $107.4 million in 2008 compared to 2007. Impairments and loss on sale of lot option projects and model homes increased by $81.9 million mainly due to further contraction experienced in the domestic housing market in 2008 and our sale of the majority of our model home assets. Other revenue also decreased due to an impairment of $255.0 million recognized on our resort finance business prior to the sale to GMAC Commercial Finance, LLC in 2008.

Provision for loan losses increased $173.8 million, or 53.9%, in 2008 compared to 2007. The increase was primarily due to significant specific reserves recorded during 2008 due to our first lien construction loans now being impacted by the decline in the homebuilding industry. During 2008, there were significant required reserves identified on several large homebuilder relationships within the business. In 2007, most of the specific reserves were attributable to our mezzanine construction loans.

Non-interest expense increased $9.9 million, or 13.3%, in 2008 compared to 2007. The increase was largely due to higher professional fees incurred through asset sales and expenses associated with increased real estate owned asset levels. Offsetting these increases was a decrease in compensation and benefits expense of $6.2 million primarily due to our restructuring initiatives.

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

Net financing revenue increased by $8.0 million, or 9.0%, in 2007 as compared to 2006. The increase in interest income was primarily due to an increase in average assets of $653.9 million compared to 2006. Lending receivables of $4.3 billion as of December 31, 2007 decreased $0.7 billion, or 14.0%, compared to December 31, 2006, as result of the sale of the healthcare lending business. Negatively impacting net interest income in 2007 was a decrease in average yield on our lending receivables by 80 basis points, or 7.5%, compared to the same period in 2006. This decrease in yield was primarily due to a reduction in indices as well as an increase in the number of nonaccrual loans. Interest expense also offset the increase in net interest income due to a 50 basis points increase in the cost of funds.

Excluding the gain on sale of the equity interest in the regional homebuilder in 2006, other revenue decreased by $378.7 million in 2007 as compared to 2006. As of December 31, 2007, real estate investments totaled $1.6 billion, a decrease of $1.0 billion, or 38.5%, compared to the same period in 2006. This decrease is primarily due to a decrease in investments in model homes and lot options, including the increase in related impairments of $159.0 million recorded on these assets in 2007. Real estate revenues generated were $34.0 million lower in 2007 due to declines in lease income as well as an increase in nonperforming land contracts. The Business Capital Group recorded a loss on the sale of model homes of $22.1 million during 2007, a decrease of $40.2 million compared to 2006. Equity earnings decreased $136.3 million as a result of lower earnings due to the sale of our equity interest in a regional homebuilder in 2006 and impairments recorded on equity investments.

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

Non-interest expense increased by $4.0 million, or 5.6%, in 2007 as compared to 2006. This increase was due to an increase in legal and professional fees, the write-off of goodwill in third quarter of 2007, partially offset by a decrease in incentive compensation expense.

International Business Group

The following table presents the results of operations for International Business Group:

	Year Ended December 31,
	2008	2007	2006
	(In millions)
Net financing revenue	$(54.9)	$87.3	$172.2
(Loss) gain on mortgage loans, net	(1,804.8)	(339.2)	240.1
Servicing fees	43.3	61.8	7.6
Servicing asset valuation and hedge activities, net	(23.3)	(2.0)	(1.9)

Net servicing fees	20.0	59.8	5.7
Other revenue	(224.3)	(70.8)	77.0
Provision for loan losses	(609.5)	(72.2)	(32.4)
Non-interest expense	(554.5)	(476.3)	(246.0)
Income tax (expense) benefit	(100.2)	189.1	(46.6)

Net (loss) income	$(3,328.2)	$(622.3)	$170.0

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

International Business Group’s net loss for 2008 was $3.3 billion, compared to a net loss of $622.3 million in 2007. Current year results were significantly impacted by the continued deterioration in market conditions in the United Kingdom, Spain and Germany. These conditions included lower market prices for mortgage loans, falling values for residential real estate and increasing delinquency rates on mortgage loans in our portfolio. The deterioration of market conditions has been the primary driver of realized losses on loan sales, unfavorable fair value adjustments on our mortgage loans held for sale and trading securities, and significant additional provision for loan losses on our mortgage loans held for investment.

Net financing revenue declined $142.2 million in 2008 compared to 2007. The decrease in net financing revenue was primarily due to declining yields on our loan portfolio combined with an increase in our cost of funds. Asset yields have declined due to an increase in delinquency rates and nonperforming loans. Cost of funds increased due to the widening of spreads on asset backed commercial paper and the reliance on other more expensive sources of funding.

Loss on mortgage loans, net increased $1.5 billion in 2008 compared to 2007. Market conditions in the United Kingdom and Continental Europe have continued to deteriorate in 2008. We have experienced depressed pricing when executing loan sales due to the absence of traditional investor demand. As a result, we have recognized significant losses on the sale of mortgage loans in order to enhance liquidity in addition to recording significant unfavorable fair value adjustments on our remaining mortgage loans held for sale.

Net servicing fees were $20.0 million in 2008 compared to $59.8 million in 2007, a decrease of $39.8 million. The decrease was primarily due to the changes in valuation of the servicing asset in 2008 as a result of an increase in discount rate assumptions used to value our mortgage servicing rights to reflect market conditions. In addition, the recognition of an obligation to repurchase loans pursuant to our servicing agreements in the Netherlands contributed to the decrease in net servicing fees in 2008.

Other revenue declined $153.5 million in 2008 compared to 2007. The decrease was due primarily to unfavorable fair value adjustments recorded on our trading securities portfolio due to increases in discount rate assumptions and the updating of assumptions regarding the yields on residual interests. We also had an increase in losses recognized on real estate owned and a loss on the sale of an equity investment in our Latin America operations.

Provision for loan losses increased $537.3 million to $609.5 million in 2008 compared to 2007. The increase in provision is primarily due to declining home prices in the United Kingdom and continued increases in loan delinquencies in the United Kingdom, Spain and Germany.

Non-interest expense increased $78.2 million, or 16.4%, in 2008 compared to 2007. The increase was primarily due to an increase in foreign currency losses of $114.3 million, loan repurchase reserves of $56.3 million and restructuring expenses of $25.3 million, offset by a goodwill impairment of $64.6 million recorded in 2007. Compensation and benefits, advertising and occupancy expenses declined slightly in 2008 as we started to benefit from restructuring efforts undertaken at the end of 2007.

Income tax expense was $100.2 million in 2008 compared to an income tax benefit of $189.1 million in 2007. The increase in expense was primarily the result of valuation allowances recorded against net deferred tax assets. During 2008, we performed a review of the net deferred tax assets by country and concluded a full valuation allowance should be recorded for the majority of our business units since we believe that it is not more likely than not that these tax assets will be realized.

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

Net financing revenue decreased $84.9 million, or 49.3%, in 2007 as compared to 2006. The decrease in net interest income is primarily due to our cost of funds increasing more rapidly than yields on our assets. Cost of funds increased due to the widening of spreads on asset-backed commercial paper and the reliance on other more expensive sources of funding due to our inability to renew local facilities. The tightening of the capital markets in 2007 has also restricted the ability to sell mortgage assets, resulting in an increase in our average borrowings outstanding as mortgage loans are being held longer.

Loss on mortgage loans, net in 2007 of $339.2 million compared to gain on mortgage loans, net in 2006 of $240.1 million resulted in an overall decrease of $579.3 million in 2007 as compared to 2006. The significant decrease in 2007 was primarily driven by fair value adjustments recorded on our mortgage loans held for sale and obligations to fund mortgage loans at the end of the period due to market conditions in the United Kingdom, Continental Europe and Canada. In addition, the margins in which deals were executed significantly decreased during the period due to lower investor demand and lack of market liquidity. This severely affected our ability to securitize and sell these loans at favorable margins.

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

Other revenue declined $147.8 million in 2007 as compared to 2006. The loss in other income was primarily a result of fair value adjustments recorded on our trading securities portfolio due to a change in discount rate and loan loss assumptions used to value the portfolio. Also contributing to the decline in other income was an increase in real estate owned impairments recorded in 2007.

Provision for loan losses increased $39.8 million, or 123.1%, in 2007 as compared to 2006. The increase in provision is a result of the transfer of $4.6 billion of assets from held for sale to held for investment during the fourth quarter of 2007 due to the capital market conditions in the United Kingdom and Continental Europe.

Non-interest expense increased $230.3 million in 2007 as compared to 2006. The increase was primarily due a goodwill impairment charge of $64.6 million recorded in the third quarter of 2007 and the impact of subservicing fee expense presentation as discussed above. Employee compensation increased $39.7 million in 2007 due to expansion during the first half of the year and the acquisition of ResMor made towards the end of the year. Contributing approximately $23.3 million to the increase in operating expenses was the completion of software development, outsourcing of data center services and renovation and upgrade of office space. In addition, we recorded a restructuring charge of $7.6 million as part of a restructuring plan announced during the fourth quarter of 2007.

Corporate and Other

The following table presents the results of operations for Corporate and Other:

	Year Ended December 31,
	2008	2007	2006
	(In millions)
Net financing revenue	$257.8	$283.4	$143.5
(Loss) gain on mortgage loans, net	(531.9)	(25.2)	6.0
Other revenue	1,655.9	111.3	24.5
Provision for loan losses	(373.4)	(409.6)	(66.2)
Non-interest expense	(849.2)	(116.6)	(1.8)
Income tax (expense) benefit	(1.4)	(58.2)	402.8

Income (loss) before minority interest	157.8	(214.9)	508.8
Minority interest	(38.5)	(94.0)	(9.7)

Net income (loss)	$119.3	$(308.9)	$499.1

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Corporate and Other represents our business operations outside of our three reportable operating segments and includes the leasing and financing activities of the automotive division of GMAC Bank and Principal Investment Activity (PIA). The results of the automotive division of GMAC Bank are removed from our net income through minority interest. Corporate and Other also includes certain holding company activities and other adjustments to conform the reportable segment information to our consolidated results. As of June 30, 2008, we consolidated our PIA business operation into Corporate and Other. The PIA business operation previously was reported as part of the Residential Finance Group segment. Its business operations primarily represent the loan portfolio management of our previously purchased distressed assets strategy as well as certain other nonperforming assets.

Corporate and Other’s net income was $119.3 million in 2008 compared to a net loss of $308.9 million in 2007, an increase of $428.2 million. We recognized significant gains in 2008 related to the private debt tender and exchange offers completed by us during the second quarter and through actions taken by our parent GMAC ultimately resulting in the retirement of a certain portion of our outstanding debt through their forgiveness. Offsetting these gains on extinguishment of debt were losses incurred from the sale of distressed assets in our PIA business. Additionally, we experienced a significant increase in non-interest expenses in 2008 as a result of losses related to foreign currency exposure, restructuring expenses, and an increase in professional fees primarily related to the debt tender and exchange offers.

Net financing revenue decreased $25.6 million in 2008 compared to 2007. The automotive division of GMAC Bank represents $43.5 million of the decrease as the automotive division recorded a $166.5 million impairment of their investment in automotive operating leases.

Loss on mortgage loans, net increased $506.7 million in 2008 compared to 2007. The significant losses in 2008 are primarily the result of a significant increase in sales of our distressed assets in our PIA business executed to improve our liquidity position. The business completed mortgage loan sales of $1.9 billion in 2008 for a loss of $521.5 million.

Other revenue was $1.7 billion in 2008 compared to $111.4 in 2007, an increase of approximately $1.5 billion. The increase is primarily due to gains recognized on the extinguishment of our debt. We recognized a gain on extinguishment of debt of $616.4 million related to the private debt tender and exchange offers completed by us during the second quarter of 2008. In addition, GMAC’s forgiveness of our debt, which it had previously purchased on the open market and acquired through its own debt exchange in December 2008, resulted in additional gains of $552.4 and $756.6 million, respectively. In 2007, we recognized gains of $152.4 and $368.7 million as result of the repurchase of our debt through a tender offer we executed and GMAC’s forgiveness of our debt previously acquired in the open market, respectively.

Provision for loan losses decreased $36.2 million in 2008 compared to 2007. The decrease is due to our SFAS No. 159 fair value election on January 1, 2008 for certain mortgage loans held for investment, resulting in lower provision expense on a smaller financing portfolio subject to provision in our PIA business, partially offset by an increase of frequency and severity experienced in the PIA loan portfolio.

Non-interest expense was $849.2 and $116.6 million during 2008 and 2007, respectively, an increase of $732.6 million. The increase was primarily due to a $345.7 million increase in unrealized and realized currency losses resulting from the strengthening U.S. dollar and changes in unhedged exposure throughout the year caused by the limited availability of willing counterparties to enter into hedging arrangements. We also experienced an increase in professional fees of $186.0 million primarily related to our debt tender and exchange offers and other additional consulting fees. In addition, we recorded $113.6 million of severance and lease termination costs related to our restructuring announcement in September 2008.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Corporate and Other’s net loss was $308.9 million in 2007, compared to net income of $499.1 million in 2006. Results in 2007 were significantly impacted by provision expense taken in the third quarter of 2007 due to the significant deterioration in the marketplace at that time, while 2006 results were largely driven by the tax benefit of $523.2 million resulting from our election to be treated as a limited liability company for federal income tax purposes.

Net financing revenue increased $139.9 million, or 97.5%, in 2007, as compared to 2006. The consolidation of the automotive division of GMAC Bank contributed to an increase in net financing revenue of $214.3 million in 2007 compared to 2006.

Loss on mortgage loans, net was $25.2 million in 2007, compared to a net gain of $6.0 million in 2006. This loss was primarily due to the loss on the whole-loan sale in 2007.

Other revenue increased $86.8 million in 2007 compared to 2006. This increase was primarily driven by a gain on extinguishment of debt of $521.1 million recorded in 2007 as a result of two events occurring in the fourth quarter. First, our parent, GMAC, initiated an open market repurchase to repurchase a portion of our senior unsecured outstanding debt at a discount. GMAC subsequently made a capital contribution to us in the form of forgiveness of this debt. Accordingly, we recorded a gain on extinguishment of debt for $368.7 million. Secondly, we conducted a tender offer to repurchase certain issuances of our senior unsecured outstanding debt. As a result of our repurchase, we recorded an additional gain on extinguishment of debt of $152.4 million. The gain on extinguishment of debt was partially offset by increases of $267.6 million and $150.9 million in the losses on investment securities and the losses on foreclosed real estate, respectively. The increase in the losses on investment securities was primarily due to unfavorable valuation of the portfolios, associated with market illiquidity, widening credit spread and deterioration in market prices of similar assets. The increase in the losses on foreclosed real estate was primarily driven by the higher impairment on real estate owned assets resulted from the continuing decline in housing prices.

Provision for loan losses increased $343.4 million in 2007, as compared to the prior year. This increase was primarily due to the increased levels of frequency and severity experienced in the PIA loan portfolio in 2007.

Non-interest expense increased $114.8 million for the twelve months in 2007, as compared to the same period in 2006. The increase was primarily due to the consolidation of the automotive division of GMAC beginning from November 2006 and the lower compensation expense in 2006 resulted from the $42.6 million pension curtailment gain for freezing of the benefit accrual of GMAC Mortgage Group, LLC’s noncontributory defined benefit retirement plan, in which the Company was a participant.

Income tax expenses are generally allocated to the individual reportable operating segments. The amount of income tax expense in Corporate and Other results from an allocation to the income and expense items reported in Corporate and Other. The income tax benefit in 2006 included the $523.2 million benefit from our election to be treated as a limited liability company for federal income tax purposes.

Asset Quality

Allowance for Loan Losses

Our loss estimation models for mortgage loans held for investment use historical information to estimate the amount of loss inherent in loans that are delinquent, as well as an estimate of loss for borrowers who may be contractually current but for which an incurred loss is probable. We determine these estimates by product type, credit score and delinquency stratum (current, 30, 60 and over 90 days past due, bankruptcy and foreclosure in process). Our loss estimates are based on expected roll rate and severity assumptions applied at a loan level to each delinquency stratum on a monthly basis. We refer to “roll rate” as the percentage of the portfolio within a particular stratum for which we estimate a loss event has occurred and will ultimately result in a loss after all loss mitigation efforts have been completed. We also estimate the “severity” of the loss as the percentage of the unpaid principal balance of the loan that we anticipate will not be collected.

Our roll rate and severity estimates are based on the historical loss experience for our various product types which are further evaluated to ensure that they are consistent with current market conditions and expectations. We update our estimates on a regular basis to reflect our recent experience and the macroeconomic environment. In making severity assumptions, we consider our loss mitigation strategies including when to foreclose on a property and the expected proceeds from the sale of the property. Nonaccrual loans are included in this analysis as they are generally loans contractually delinquent for 60 days or more. Our assumptions included in determining the allowance for loan losses involve a high degree of judgment and, accordingly, the actual level of loan losses may vary depending on actual experience in relation to these assumptions.

Our historical performance provides us with information to assist us in understanding our estimated timing of losses over the life of static origination pools for each of our various product types. We refer to “credit seasoning” as the loss pattern that occurs within a pool of mortgage loans tracked by month of origination (static origination pool) as they age. Historic data on these pools indicate that loss events generally increase during the first two-to-three years after origination, and thereafter stabilize at a more consistent level. Credit seasoning between pools will differ depending on a variety of factors, especially the type of mortgage product included in the pool. Given the current market conditions, historic timing of losses has minimal impact on the allowance provision.

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

We have reduced our mortgage loans held for investment portfolio and associated allowance for loan loss reserves, primarily through the deconsolidation of $27.4 billion of loans in securitization trusts in late 2007 and reduced loan production as a result of the continued downward trend in the domestic mortgage origination market due to market conditions and tighter credit standards as well as assets sales in our international business and PIA groups and our closure of retail and wholesale channels through our restructuring initiatives. In addition, the fair value election under SFAS No. 159 on approximately $10.5 billion of mortgage loans held for investment effective January 1, 2008, eliminated the need for loss reserves against these assets.

Our remaining mortgage loans held for investment portfolio experienced increased delinquencies in our nonprime product portfolios throughout the last half of 2007 and throughout 2008, which extended into our prime non-conforming and prime second-lien products beginning in the second quarter of 2008. We experienced significant deterioration in the prime non-conforming and prime second-lien products as well as prime conforming product where we recognized higher frequency and severity assumptions across all of our portfolios, including GMAC Bank. As a result, we recognized $1.7 billion of provision for loan losses on our mortgage loans held for investment for the year ended December 31, 2008. Likewise, our lending receivables provision for loan losses, substantially relating to our construction lending receivable portfolio, experienced a significant increase during the last half of 2008. This increase was most notable within our Business Capital Group, which accounted for 88.8% of the total $559.0 million provision for loan losses for lending receivables at December 31, 2008.

The following table summarizes the activity related to the allowance for loan losses:

	Mortgage Loans Held for Investment	Lending Receivables	Other	Total
	(In millions)
Balance at January 1, 2006	$1,065.9	$187.4	$—	$1,253.3
Consolidation of IB Finance	—	—	25.7	25.7
Provision for loan losses	1,116.4	217.3	0.4	1,334.1
Charge-offs	(720.8)	(9.3)	(0.4)	(730.5)
Recoveries	46.9	1.2	0.1	48.2

Balance at December 31, 2006	1,508.4	396.6	25.8	1,930.8
Provision for loan losses	2,088.5	492.5	14.1	2,595.1
Charge-offs	(1,282.0)	(413.2)	(11.9)	(1,707.1)
Recoveries	57.3	9.3	5.3	71.9
Reduction of allowance due to deconsolidation(a)	(1,539.9)	—	—	(1,539.9)

Balance at December 31, 2007	832.3	485.2	33.3	1,350.8
Reduction to allowance due to fair value option election(b)	(489.0)	—	—	(489.0)
Provision for loan losses	1,673.3	559.0	23.1	2,255.4
Charge-offs	(791.2)	(432.4)	(27.2)	(1,250.8)
Recoveries	43.7	17.9	9.4	71.0
Resort Finance sale to GMAC Commercial Finance(c)	—	(27.3)	—	(27.3)
Reduction of allowance due to deconsolidation(a)	(127.3)	—	—	(127.3)

Balance at December 31, 2008	$1,141.8	$602.4	$38.6	$1,782.8

Allowance as a percentage of total related asset class:
December 31, 2006	2.17%	2.66%	1.03%	2.22%
December 31, 2007	1.97%	5.46%	1.06%	2.49%
December 31, 2008(d)	4.75%	9.12%	1.21%	5.27%

(a)

During the fourth quarter of 2008, we completed the sale of residual cash flows related to a number of on-balance sheet securitizations. We completed the approved actions to cause the securitization trusts to satisfy the qualifying special purpose entity (or “QSPE”) requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). These actions resulted in the deconsolidation of various securitization trusts and the removal of $2.4 billion in mortgage loans held for investment unpaid principal balance, net of the related allowance for loan loss of $127.3 million, $36.8 million of real-estate owned assets, $2.5 billion of collateralized borrowings, capitalization of $6.9 million of mortgage servicing rights and gains on sale totaling $0.4 million for the year ended 2008. In the second, third and fourth quarters of 2007, we took similar actions to deconsolidate various securitization trusts resulting in the removal of $25.9 billion in mortgage loans held for investment unpaid principal balance, net of the related allowance for loan loss of $1.5 billion, $626.2 million of real-estate owned assets, $26.6 billion of collateralized borrowings, capitalization of $75.6 million of mortgage servicing rights and gains on sale totaling $525.7 million in the twelve months ended 2007.

(b)	See Note 17 — $489.0 million of allowance for loan losses was removed upon SFAS No. 159 adoption.

(c)	In the third quarter of 2008, the Resort Finance sale was completed to GMAC Commercial Finance. Upon completion, $27.3 million of allowance for loan losses was removed from the consolidated balance sheet.

(d)	As of December 31, 2008, $8.7 billion of unpaid principal balance is recorded at a fair value of $1.9 billion under SFAS No. 159 with no related allowance for loan losses. These loans have been excluded from this calculation.

As of December 31, 2008, our mortgage loans held for investment portfolio, not held at fair value, had an unpaid principal balance, net of premium and discounts of $24.0 billion. Our nonprime product represented 17.2% of our portfolio not held at fair value while our prime non-conforming and prime second-lien loan products represented 78.7% of our portfolio not held at fair value. As of December 31, 2007, our mortgage loans held for investment portfolio, prior to the adoption of our SFAS No. 159 election, had an unpaid principal balance, net of premium and discounts of $42.2 billion. Our nonprime product represented 40.1% of our portfolio while our prime non-conforming and prime second-lien loan products represented 56.9% of our portfolio. As a result, we have significantly mitigated our exposure to the nonprime product throughout 2008, which resulted in increased exposure, as a percentage of our portfolio, to prime non-conforming and prime second-lien products.

As a result of the overall increase in delinquencies throughout 2008, we increased our allowance coverage from 1.97% as of December 31, 2007 to 4.75% as of December 31, 2008. These allowance coverage percentages are based off the allowance for loan losses related to mortgage loans held for investment, excluding those loans held at fair value, as a percentage of the unpaid principal balance, net of premium and discounts. The significant increase in allowance coverage from December 31, 2007 to December 31, 2008 was a direct result of significant increases in delinquencies and the severity and volume of foreclosures. Our International Business Group has been primarily impacted in the United Kingdom and Continental Europe, with continued delinquency rate increases, while home prices continue to decrease. Further, a reflection of increased frequency and severity assumptions across all product categories, including our prime conforming product have impacted the increase in allowance.

The following table sets forth the allowance for loan losses by dollar balance for each product type and the respective allowance as a percent of the mortgage loans held for investment unpaid principal balance, excluding those loans held at fair value.

	Allowance for Loan Losses
	As of December 31,
	2008	2007	2008	2007
	($ In millions)
Prime conforming	$27.0	$6.1	3.26%	0.57%
Prime non-conforming	506.2	102.2	3.54	0.61
Prime second-lien	188.8	133.0	4.08	1.82
Government	2.3	1.9	1.53	1.05
Nonprime	417.5	589.1	10.08	3.48

Total	$1,141.8	$832.3	4.75%	1.97%

Increased foreclosures, home price depreciation, and other economic and market factors have driven increases in frequency and severity of loss. Our net charge-offs of mortgage loans held for investment totaled $747.5 million for the year ended December 31, 2008, compared to $1.2 billion for the same period of 2007 and $673.9 million for the year ended December 31, 2006. Net charge-offs represent 1.93%, 2.04% and 0.90% of the average unpaid principal balance of mortgage loans held for investment for the years 2008, 2007 and 2006, respectively. Our net charge-offs of lending receivables totaled $414.6 million for the year ended December 31, 2008, compared to $403.9 million for the year ended December 31, 2007 and $8.1 million for the year ended December 31, 2006. Foreclosures pending as a percentage of unpaid principal balance, net of discounts and fair value adjustment, have increased to 8.17% as of December 31, 2008 compared to 4.38% as of December 31, 2007.

The decrease in mortgage loans held for investment net charge-offs, as compared to the same period of 2007, is largely attributable to our deconsolidation actions and the adoption of our SFAS No. 159 election. The loans that are carried at fair value are not charged off through the allowance for loan losses. Instead, the loss is realized through other income as a component of fair value measurement.

The following table summarizes the net charge-off information:

	Year Ended December 31,
	2008	2007	2006
	(In millions)
Mortgage loans:
Prime conforming	$(23.9)	$(3.7)	$(1.1)
Prime non-conforming	(184.9)	(49.0)	(29.6)
Prime second-lien	(152.8)	(160.0)	(45.2)
Government	(1.8)	(0.1)	—
Nonprime	(384.1)	(1,011.9)	(598.0)
Lending receivables:
Construction	(393.8)	(12.0)	(2.3)
Warehouse	(18.8)	(371.7)	(0.8)
Other	(1.9)	(20.2)	(5.0)
Other	(17.8)	(6.6)	(0.3)

Total net charge-offs	$(1,179.8)	$(1,635.2)	$(682.3)

Nonperforming Assets

Nonperforming assets include nonaccrual loans, foreclosed assets and restructured loans. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 and 90 days past due, respectively, or when the timely collection of the principal of the loan, in whole or in part, is doubtful.

Delinquency and nonaccrual levels related to mortgage loans held for investment and lending receivables increased when compared to the period ending December 31, 2007. Mortgage loans past due 60 days or more increased to 18.4% of the total unpaid principal balance as of December 31, 2008, from 13.3% as of December 31, 2007. Lending receivables past due 90 days or more increased to 20.4% of total lending receivables as of December 31, 2008, from 7.1% as of December 31, 2007. This delinquency deterioration in nonperforming assets resulted from increased mortgage loans past due 60 days or more in our prime conforming, prime non-conforming, and prime second-lien products in our mortgage loans held for investment as well as increased lending receivables past due 90 days or more, primarily first lien construction loans, in our commercial real estate portfolio.

Nonperforming assets unpaid principal balance consisted of the following:

	As of December 31,
	2008	2007
	(Dollars in millions)
Nonaccrual loans:
Mortgage loans:
Prime conforming	$151.7	$84.7
Prime non-conforming	1,842.0	908.0
Prime second-lien	451.6	233.2
Government	65.9	79.8
Nonprime*	3,239.5	4,040.2
Lending receivables:
Construction**	1,272.8	550.2
Warehouse	75.4	70.8
Commercial business	—	10.0
Other	1.2	0.4

Total nonaccrual loans	7,100.1	5,977.3
Restructured loans	106.5	32.1
Foreclosed assets	706.8	1,115.5

Total nonperforming assets	$7,913.4	$7,124.9

Total nonaccrual loans as a percentage of total mortgage loans held for investment and lending receivables	17.8%	11.7%

Total nonperforming assets as a percentage of total consolidated assets	13.7%	8.0%

*	Includes $295.9 million as of December 31, 2008 and $1.1 billion as of December 31, 2007 of loans that were purchased distressed and already in nonaccrual status. In addition, includes $218.4 million of nonaccrual loans as of December 31, 2008 and $15.7 million of nonaccrual loans as of December 31, 2007 that are not included in “Restructured Loans.”

**	Includes $26.4 million as of December 31, 2008 and $47.2 million as of December 31, 2007, that are not included in “Restructured Loans.”

Our classification of a loan as nonperforming does not necessarily indicate that the principal amount of the loan is ultimately uncollectible in whole or in part. In certain cases, borrowers make payments to bring their loans contractually current and, in all cases, our mortgage loans are collateralized by residential real estate. As a result, our experience has been that any amount of ultimate loss for mortgage loans other than second-lien loans is substantially less than the unpaid principal balance of a nonperforming loan. See the discussion under the heading “ — Allowance for Loan Losses” for more information regarding estimating incurred losses on loans, including nonaccrual loans.

During the year, we completed temporary and permanent loan modifications. The majority of these modifications adjusted the borrower terms for loans in off-balance sheet securitization trusts, for which, we retained the mortgage servicing rights and/or other retained interests; these modifications may ultimately impact the valuation of those assets. The remaining loans exist primarily in our on-balance sheet securitization trusts.

If the modification was deemed temporary, our modified loans remained nonaccrual loans and retained their past due delinquency status even if the borrower has met the modified terms. If the modification was deemed permanent, the loan is returned to current status, if the borrower complies with the new loan terms. Loan modifications can include any or all of the following; principal forgiveness, maturity extensions, delinquent interest capitalization and changes to contract interest rates. As of December 31, 2008, permanent modifications of on-balance sheet mortgage loans held for investment includes approximately $301.8 million of unpaid principal balance.

Throughout 2008 there were significant increases in our real estate owned transfers from both mortgage loans held for investment and lending receivables, totaling $1.3 billion and $105.7 million respectively at December 31, 2008. This increase created a strategic initiative to actively pursue the disposal of the serviced real estate owned portfolio (both on- and off-balance sheet), resulting in faster liquidation of the assets, by aggressively reducing sales prices during the fourth quarter of 2008. As a result, the Company increased proceeds to $1.8 billion and recognized a loss of $256.5 million on the sale of real estate owned assets at year end December 31, 2008.

The following table summarizes the delinquency information for our mortgage loans held for investment portfolio:

	As of December 31,
	2008		2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Current	$25,728.2	77.5%	$35,557.7	82.6%
Past due:
30 to 59 days	1,374.6	4.1	1,784.3	4.1
60 to 89 days	838.5	2.5	946.4	2.2
90 days or more	2,362.6	7.1	2,178.5	5.1
Foreclosures pending	2,115.7	6.4	1,845.8	4.3
Bankruptcies	782.8	2.4	735.4	1.7

Total unpaid principal balance	33,202.4	100.0%	43,048.1	100.0%

Net (discounts) premiums	(486.1)		(885.5)
SFAS No. 159 fair value adjustment	(6,828.9)		—
Allowance for loan losses	(1,141.8)		(832.3)

Total	$24,745.6		$41,330.3

The deterioration of the domestic housing market and the stress on the domestic mortgage market continued throughout 2008 and significantly affected our provision for loan losses and the associated allowance for loss related to mortgage loans held for investment. Our mortgage loans held for investment credit quality has experienced significant declines due to home price depreciation and higher delinquencies resulting in increased frequency and severity assumptions. The increasing trends in frequency and severity of loss continue to drive our related provision for losses and our loss allowance higher.

The deteriorating domestic housing market and increased frequency and severity has also impacted our investment in real estate within the Business Capital Group. Affordability, tightening credit standards, and mortgage market illiquidity have depressed home sales. As a result, we recorded impairment charges on our business lending model home and land contract portfolios of $239.2 million for the year ended December 31, 2008. We also recorded losses and write-downs on a specific business lending equity investment of $76.9 million for the year. These charges resulted in a decrease in our real estate revenue. In addition, we have increased our loan loss reserves related to our business lending receivables by $94.7 million for the year ended December 31, 2008.

As of December 31, 2008, we continue to hold mortgage loans that have features that expose us to credit risk and thereby could result in a concentration of credit risk. We currently originate only prime conforming and government mortgages in the United States and high quality insured mortgages in Canada which reduces our overall exposure to products which increase our credit risk. These loan products include high loan-to-value mortgage loans (nonprime), payment option adjustable rate mortgage loans (prime non-conforming), interest-only mortgage loans (classified as prime conforming or non-conforming for domestic production and prime non-conforming or nonprime for international production) and below market initial rate mortgage loans (prime or nonprime). Our exposure related to these products recorded in mortgage loans held for sale and mortgage loans held for investment (unpaid principal balance) was as follows:

	Unpaid Principal as of December 31,
	2008	2007
	(In millions)
Mortgage Loans Held for Sale — Domestic
High loan-to-value (greater than 100%) mortgage loans	$2.2	$11.6
Payment option adjustable rate mortgage loans	65.2	1.1
Interest-only mortgage loans	62.9	663.2
Below market initial rate mortgage loans	—	243.7

Total	$130.3	$919.6

Mortgage Loans Held for Investment — Domestic
High loan-to-value (greater than 100%) mortgage loans	$2,337.2	$3,701.6
Payment option adjustable rate mortgage loans	241.3	1,689.6
Interest-only mortgage loans	8,795.5	11,448.7
Below market initial rate mortgage loans	801.3	489.3

Total	$12,175.3	$17,329.2

Mortgage Loans — Held for Sale and Investment — International
High loan-to-value (greater than 100%) mortgage loans	$1,493.9	$2,182.6
Payment option adjustable rate mortgage loans	—	—
Interest-only mortgage loans	1,600.3	6,170.1
Below market initial rate mortgage loans	—	—

Total	$3,094.2	$8,352.7

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

Our total production related to these products was as follows:

	Loan Production for the Year Ended December 31,
	2008	2007
	(In millions)
High loan-to-value (greater that 100%) mortgage loans	$563.0	$2,942.9
Payment option adjustable rate mortgage loans	0.2	7,585.2
Interest-only mortgage loans	3,378.6	30,013.3
Below market initial rate mortgage loans	233.4	1,596.8

Total	$4,175.2	$42,138.2

The preceding tables exclude $0.6 and $1.7 billion of mortgage loans outstanding in the United Kingdom that have reduced introductory rates, at December 31, 2008 and December 31, 2007, respectively. In addition, the preceding tables exclude United Kingdom mortgage loan production at reduced introductory rates of $0.3 and

$3.5 billion for the years ended December 31, 2008 and December 31, 2007, respectively. Offering a reduced introductory rate to borrowers is customary market practice in the United Kingdom and thus the interest rate would not be considered “below market.”

Our underwriting guidelines for these products take into consideration the borrower’s capacity to repay the loan and credit history. We believe our underwriting procedures adequately consider the unique risks which may come from these products. We conduct a variety of quality control procedures and periodic audits to ensure compliance with our underwriting standards.

Liquidity and Capital Resources

Liquidity and Capital Management Significant Actions through December 31, 2008

In a continuing effort to improve our liquidity, while maintaining our capital structure and reducing our financial risk, we completed and thereby benefited from several initiatives in 2008. Through a combination of these initiatives, GMAC has contributed capital, including preferred interests of $3.3 billion in 2008, and as of December 31, 2008, provided us $2.7 billion in outstanding borrowings and holds $2.8 billion in par value of our outstanding notes.

•

In December 2008, GMAC LLC (“GMAC”) announced it had completed its private exchange offer and cash tender offer (the “ResCap offers”) to purchase and/or exchange certain of ResCap’s outstanding notes. Approximately $3.7 billion in aggregate principal amount (or 39%) of the outstanding ResCap notes were validly tendered and accepted in the ResCap offers. On December 31, 2008, GMAC tendered $937.4 million par value ResCap bonds to the Company for retirement. The transaction resulted in a gain on debt extinguishment of $756.6 million, a common equity increase of $219.9 million and a write-down of bond carrying value of $976.5 million. The difference between the par value and carrying value is attributable to accrued interest payable, debt market adjustment, debt premium and discounts, and deferred debt issuance costs. The remaining debt currently held by GMAC remains outstanding and included in other borrowings within our consolidated financial statements. The aggregate principal amount of ResCap bonds held at GMAC at December 31, 2008 is $2.8 billion with a carrying value of approximately $3.3 billion.

•	On June 6, 2008, we closed our previously announced private debt tender and exchange offers for certain of our outstanding debt securities (the “Offers”).

–

In connection with the Offers, on June 6, 2008, we issued $1.7 billion of 8.500% Senior Secured Guaranteed Notes due 2010 and $4.0 billion of 9.625% Junior Secured Guaranteed Notes due 2015, in exchange for approximately $2.6 billion of senior unsecured notes that mature in 2008-2009 and approximately $6.0 billion of our senior unsecured notes that mature in 2010-2015 (the “New Notes”).

–

Each series of New Notes is guaranteed by all of our domestic significant subsidiaries (other than GMAC Bank and certain other subsidiaries that are restricted from guaranteeing the New Notes), as well as all of our direct subsidiaries. The Senior Secured Guaranteed Notes are secured by a second priority lien on the collateral securing our new credit facility (“GMAC Senior Secured Credit Facility”) with GMAC and the Junior Secured Guaranteed Notes are secured by a third priority lien on the same collateral.

–

Holders participating in the exchange offers had the opportunity to elect to receive cash in lieu of the New Notes that they would have otherwise received, pursuant to a modified Dutch auction process (the “Auction Process”). In the Auction Process, approximately $1.6 billion of the 2008-2009 Notes and $2.6 billion of the 2010-2015 New Notes were tendered.

–	Also in connection with the Offers, approximately $853.4 million of Floating Rate Notes due June 9, 2008 were purchased for cash.

–	GMAC contributed notes of ResCap that GMAC had previously purchased in open market transactions, during the first and second quarters of 2008. Accordingly, we recorded a capital contribution for GMAC’s purchase price of $970.3 million and a gain of $510.2 million on extinguishment of debt for the difference between the carrying value and GMAC’s purchase price. GMAC received $806.3 million of non-cumulative, non-participation perpetual preferred membership interests in exchange for the contributed notes. These interests are recorded in the equity section of our balance sheet. GMAC also tendered $92.8 million principal amount of our 8.125% Notes due in 2008, in exchange for New Notes.

•

On September 30, 2008, GMAC contributed ResCap New Notes that it had previously exchanged on June 6, 2008 with a face amount of $92.8 million and a fair value of approximately $51.0 million. Accordingly, we recorded a capital contribution to member’s interest for GMAC’s purchase price of $51.0 million and a gain of $42.2 million on extinguishment of debt representing the difference between the carrying value and GMAC’s fair market value purchase price. In addition, GMAC forgave $2.5 million of accrued interest related to these notes, increasing the total capital contribution to $53.5 million.

•

Throughout the course of 2008, specifically during the second quarter, we reached agreement to amend substantially all of our secured bilateral facilities thus extending the maturities of these facilities from various dates in 2008 to the end of May 2009 and beginning of June 2009. In addition to these amendments, we entered into a new syndicated $2.5 billion whole-loan repurchase agreement to fund domestic conforming collateral. On December 1, 2008, the new syndicated whole-loan repurchase agreement was reduced to $1 billion. The facility maturity date remains June 3, 2009.

•

On June 4, 2008, Residential Funding Company, LLC (“RFC”) and GMAC Mortgage LLC (“GMAC Mortgage”) entered into the GMAC Senior Secured Credit Facility (guaranteed by ResCap and certain of its subsidiaries) to which GMAC provides borrowing capacity of up to $3.5 billion. Proceeds of the GMAC Senior Secured Credit Facility were used to repay existing debt of our’s on or prior to its maturity, to acquire certain assets, and for working capital purposes. Under the GMAC Senior Secured Credit Facility, GMAC agreed to make revolving loans to RFC and GMAC Mortgage, and acquire $1.3 billion of the outstanding $1.75 billion bank term loan (the “Term Loan”) due to mature on July 28, 2008. We paid the remainder of the Term Loan on July 28, 2008 with proceeds of a draw under the GMAC Senior Secured Credit Facility. Also on June 4, 2008, GMAC entered into a Participation Agreement (the “Participation Agreement”) with General Motors Corporation (“GM”) and Cerberus ResCap Financing, LLC (the “Cerberus Fund”) collectively the “Participants.”

Pursuant to the Participation Agreement, GMAC sold GM and the Cerberus Fund $750 million in subordinated participations in the loans made pursuant to the GMAC Senior Secured Credit Facility. GM and the Cerberus Fund acquired 49% and 51% of the participations, respectively. The Participants were not entitled to receive any principal payments with respect to the Participations until the principal portion of the loans retained by GMAC have been paid in full. On December 29, 2008 GMAC announced that GM and the Cerberus Fund contributed to GMAC their $750 million subordinated participations in GMAC Senior Secured Credit Facility in exchange for new common equity of GMAC.

As of December 31, 2008, $2.4 billion remained outstanding on the GMAC Senior Secured Credit Facility with a total commitment of $3.0 billion. The commitment was permanently reduced from $3.5 billion in accordance with the terms of the facility.

•

On November 20, 2008, GMAC entered into a $430 million loan agreement (the “GMAC LOC”) with Passive Asset Transactions, LLC (“PATI”) and RFC Asset Holdings II, LLC (“RAHI”) which is guaranteed by RFC, GMAC Mortgage, and ResCap. The GMAC LOC is a source of contingency funding for us and our subsidiaries and as such did not have a debt outstanding balance as of December 31, 2008. Assets eligible for collateralization include domestic warehouse receivables, certain excess servicing advances, and select United Kingdom assets. The original maturity date of the lending agreement was December 31, 2008. On December 29, 2008, it was subsequently extended to January 31, 2009, and on January 30, 2009, it was further extended to March 31, 2009.

•

On April 18, 2008, GMAC entered into a loan and security agreement (the “GMAC Secured MSR Facility”) with an original maturity of October 17, 2008 with RFC and GMAC Mortgage to provide $750 million to fund mortgage servicing rights. On June 1, 2008, GMAC and ResCap entered into an amendment to the GMAC Secured MSR Facility. This amendment increased the maximum commitment amount from $750 million to $1.2 billion and increased the advance rate from 50% to 85% with all other terms and provisions of the GMAC Secured MSR Facility remaining unchanged. In addition to the $750 million already outstanding, we drew approximately $450 million under the GMAC Secured MSR Facility in the second quarter of 2008, fully utilizing the $1.2 billion of available funding.

Between the third and fourth quarters of 2008, GMAC forgave debt outstanding of $791.9 million under the GMAC Secured MSR Facility with RFC and GMAC Mortgage thereby reducing the overall GMAC Secured MSR Facility indebtedness. The facility was due to mature October 17, 2008 and subsequent to September 30, 2008 matured and was renewed to May 1, 2009 with additional amendments to the original terms.

•

During the second quarter of 2008, Cerberus Capital Management (“Cerberus”) committed to purchase certain assets at our option consisting of performing and nonperforming mortgage loans, mortgage-backed securities and other assets for net cash proceeds of $300.0 million. During the third quarter, the following transactions were completed with Cerberus:

–

On July 14 and 15, 2008, GMAC Mortgage agreed to sell securitized excess servicing on two populations of loans to Cerberus consisting of $13.8 billion in unpaid principal balance of Freddie Mac loans and $24.8 billion in unpaid principal balance of Fannie Mae loans, capturing $591.2 and $981.9 million of notional interest-only securities, respectively. The sales closed on July 30, 2008 with net proceeds of $175.1 million to us.

–

On September 30, 2008, our Business Capital Group (“BCG”) completed the sale of certain of its model home assets to MHPool Holdings LLC (“MHPool Holdings”), an affiliate of Cerberus, for cash consideration consisting of approximately $80.0 million, subject to certain adjustments, primarily relating to the sales of homes between June 30, 2008 and September 30, 2008, resulting in a net purchase price from MHPool Holdings of approximately $59.0 million.

These transactions, entered into between ResCap and Cerberus, satisfy the previously announced commitment by Cerberus to purchase assets of $300.0 million.

•

On July 31, 2008, ResCap and GMAC finalized the Resort Finance Sale Agreement (“Resort Sale”) pursuant to which GMAC Commercial Finance LLC (“GMACCF”) acquired 100% of our Resort Finance business within BCG for a cash purchase price equal to the fair market value of the business. On June 3, 2008, we received an initial deposit of $250.0 million, representing estimated net proceeds related to this transaction. Upon final pricing and execution of the sale, we were required to repay a portion of the initial deposit to GMACCF in the amount of $153.9 million, representing the difference between the deposit we had received and the valuation, without regard to the deferred purchase price.

•

On June 17, 2008, ResCap and GMACCF agreed to enter into a Receivables Factoring Facility (the “Factoring Facility”), whereby GMACCF agreed to purchase certain mortgage servicing advances from the Company. The servicing advances were part of the primary collateral securing the GMAC Senior Secured Credit Facility and the New Notes. The proceeds from the Factoring Facility were reinvested in additional servicing advances that became primary collateral. The agreement provides for the purchase of receivables that satisfy certain eligibility requirements multiplied by a purchase price rate of 85%. The maximum outstanding receivables at any point in time less the 15% discount can not exceed $600 million.

In the third and fourth quarters, GMACCF purchased an additional $362.7 million face amount of receivables ($949.1 million of purchases since June 17, 2008), with cash proceeds from the all sales to date totaling $806.7 million. We recorded a cumulative net loss for the twelve months ended

December 31, 2008 of $142.4 million related to these transactions. We expect to discontinue all servicing advance sales to GMACCF as of February 2, 2009.

•

As previously announced in the third quarter of 2008, GMAC Home Services (GHS) was sold to Canadian firm Brookfield Residential Property Services on November 14, 2008 for a final purchase price of $178.1 million ($15.0 million plus $163.1 million accounts receivable balance) generating net proceeds to us of $127.3 million. The sale encompassed all GHS company-owned and franchise real estate and corporate relocation operations.

•

On November 20, 2008, GMAC entered into an agreement to purchase ResMor Trust from RFOC for 82 million CAD ($67 million as of December 31, 2008). As part of this agreement, GMAC advanced the funds to RFOC on November 20, 2008. On January 1, 2009, RFOC completed the sale of ResMor Trust to GMAC for 82 million CAD ($67 million). The transaction was initiated to enable ResMor Trust to grow its business and explore new opportunities within the broader GMAC organization in such areas as Canadian consumer auto loans and commercial real estate loans.

On-going Liquidity and Capital Management Focus

Subsequent to December 31, 2008, we completed several divestiture activities with GMAC in an effort to enhance our capital position, including the sale of ResMor Trust Company on January 1, 2009 and IB Finance, the parent company of GMAC Bank, on January 30, 2009. We intend to continue to utilize GMAC Bank as a source of funding to support our on-going business activities and expect to continue to provide certain servicing, administrative and other functions to GMAC Bank. Our continuing business involvement with GMAC Bank will adhere to existing and future regulatory restrictions placed upon GMAC Bank related to its transactions with affiliates. See Note 25 of the Consolidated Financial Statements for subsequent events disclosure.

Although GMAC’s continued actions through various funding and capital initiatives demonstrate support for ResCap, and GMAC’s status as a bank holding company and completion of its debt exchange better positions GMAC to be capable of supporting ResCap, there are currently no commitments or assurances for future funding and/or capital support. Consequently, there remains substantial doubt about our ability to continue as a going concern. Should GMAC no longer continue to support the capital or liquidity needs of ResCap or should we be unable to successfully execute other initiatives, it would have a material adverse effect on our business, results of operations and financial position. For additional information regarding the overview of our business and financial results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

Liquidity Management

Our liquidity needs remain significant and we rely heavily on our parent and affiliates and our ability to access capital markets to provide financing. Our primary liquidity management objective remains intact and aims to maintain adequate, reliable access to liquidity across all market cycles and in periods of financial stress. Our liquidity needs are met through our access to:

•

Unrestricted Liquidity:    We maintain a portfolio of money market instruments to support cash fluctuations, which we consider our unrestricted liquidity balance. As of December 31, 2008, our unrestricted liquidity position totaled $0.5 billion, as compared with $2.2 billion as of December 31, 2007. We view our unrestricted liquidity as cash readily available to cover operating demands across our business operations. Unrestricted liquidity differs from cash and cash equivalents of $7.0 billion in that unrestricted liquidity does not include cash balances within GMAC Bank, operating cash maintained within business segments to cover timing related outflows, and cash set aside for reinvestment or permanent debt reductions into the GMAC Senior Secured Credit Facility. In the fourth quarter of 2008, the segregated GMAC Senior Secured Credit Facility operating cash balances, with the exception of those related to servicer advances, were transferred to GMAC under the terms of that agreement, as amended. Under that amended agreement we pay down the facility debt as we receive cash proceeds related to the disposition of secured assets. As a result of these and other actions, we have permanently paid down the GMAC Senior Secured Credit Facility by $530.7 million in 2008 and an additional $207.4 million in January 2009 resulting in a revised borrowing commitment.

•

Short- and long-term financing:    We have significant short- and long-term financing needs. We make every effort to manage our liquidity by financing our assets in a manner consistent with their liquidity profile.

–

Short-term financing:    We require short-term funding to finance our mortgage loans held for sale outside of GMAC Bank, lending receivables and other various liquid assets. As of December 31, 2008, the outstanding balance of short-term borrowings totaled $3.4 billion, as compared with $16.9 billion as of December 31, 2007.

–

Long-term financing:    Our long-term financing needs arise primarily from our mortgage loans held for investment, mortgage servicing rights, real estate investments and assets used for over-collateralization of our funding conduits. Our long-term debt typically consists of collateralized borrowings in securitization trusts, unsecured debt, and junior and senior secured debt issued in the public debt capital markets, and Federal Home Loan Bank of Pittsburgh (“FHLB”) advances to fund mortgage loans held for investment assets held in GMAC Bank.

The following table summarizes the maturity profile of our total borrowings as of December 31, 2008. Amounts represent the scheduled maturity of debt, assuming no early redemptions occur. For sources of liquidity without a stated maturity date (as is the case with uncommitted agreements), the maturities are assumed to occur within 2009.

	2009	2010	2011	2012	2013	2014	2015	2016	2017 and There after	Total
Secured borrowings:
Borrowings from parent	$307.4	$2,355.9	$—	$—	$—	$—	$—	$—	$—	$2,663.3
Borrowings from affiliates	—	—	—	—	7.6	—	—	—	—	7.6
Collateralized borrowings in securitization trusts(a)	—	—	—	—	—	—	—	—	3,752.5	3,752.5
Other secured borrowings:
Senior secured notes	—	1,672.8	—	—	—	—	—	—	—	1,672.8
Junior secured notes	—	—	—	—	1,675.7	1,675.7	1,675.7	—	—	5,027.1
Secured aggregation facilities	1,316.9	—	—	—	—	—	—	—	—	1,316.9
Repurchase agreements	429.2	—	—	—	—	—	—	—	—	429.2
Federal Reserve Board advances	10.0	—	—	—	—	—	—	—	—	10.0
FHLB advances	597.0	1,325.0	937.0	1,912.0	1,446.0	821.0	770.0	93.0	1,402.0	9,303.0
Mortgage servicing rights facilities	528.0	—	—	—	—	—	—	—	—	528.0
Servicing advances	700.0	—	—	—	—	—	—	—	—	700.0
Other	—	—	—	—	—	—	—	—	299.8	299.8

Subtotal secured borrowings:	3,888.5	5,353.7	937.0	1,912.0	3,129.3	2,496.7	2,445.7	93.0	5,454.3	25,710.2

Unsecured borrowings:
Other unsecured borrowings:
Senior unsecured notes — Domestic	194.1	843.6	214.9	83.3	501.7	—	116.2	—	—	1,953.8
Senior unsecured notes — International	—	479.0	—	141.4	52.2	106.0	—	—	—	778.6
Subordinated unsecured notes	205.4	—	—	—	—	—	—	—	—	205.4
Medium-term unsecured notes — International	164.6	—	—	131.6	—	—	—	—	—	296.2
Other	101.5	13.6	—	—	—	—	—	—	—	115.1

Subtotal unsecured borrowings:	665.6	1,336.2	214.9	356.3	553.9	106.0	116.2	—	—	3,349.1

Total borrowings	$4,554.1	$6,689.9	$1,151.9	$2,268.3	$3,683.2	$2,602.7	$2,561.9	$93.0	$5,454.3	$29,059.3

(a)	The principal on the debt securities is paid using cash flows from underlying collateral (mortgage loans). Accordingly, the timing of the principal payments on these debt securities is dependent on the timing of payments received and as such we elected to represent the full term the securities in the 2017 and thereafter timeframe.

•	Sources of funding: The funding sources utilized are primarily determined by the type of asset financed and associated with a particular product or business. These sources of liquidity include:

–

Borrowings from parent and affiliates:    A majority of our non-GMAC Bank assets are pledged as collateral to support the funding programs provided by our parent and affiliates. In conjunction with June 2008’s global debt refinancing initiative and December 2008’s ResCap offers, we rely on GMAC as sources of secured funding.

–

Unsecured and secured funding sources at the ResCap level:    We have historically had access to the unsecured debt market to further diversify our funding sources. We have been unable to access the long-term debt markets due to our weakened credit ratings and corporate performance driven by the illiquidity of the capital markets. We do not expect our access to the unsecured debt market to be restored in the near future.

–

Third-party secured funding programs:    A portion of our assets is pledged as collateral to support various funding programs provided by third-parties. As part of these funding programs, sources of funding have been developed in the mortgage and asset-backed securities markets. While we maintain credit relationships with our external counterparties, our ability to access that credit has been severely limited due our consolidated tangible net worth. As will be discussed in our capital management section, that follows, several of our financing arrangements contain a financial covenant which restricts our ability to utilize the funding should our consolidated tangible net worth drop below a certain threshold. Also, we have obtained liquidity and long-term funding in the term securitization market for our held for investment mortgage loan portfolio along with FHLB advances and deposits within GMAC Bank.

–

Our ability to access the funding capacity of GMAC Bank:    GMAC Bank provides us with another source of liquidity through its ability to accept deposits, to obtain Federal Home Loan Bank (“FHLB”) advances, to purchase federal funds and to access the Federal Reserve’s Discount Window and Term Auction Facility (“TAF”). The financing through the FHLB is uncommitted and requests for additional advances are evaluated by the FHLB at the time they are received. In July 2008, the Federal Deposit Insurance Corporation (“FDIC”) granted a ten year extension of GMAC Bank’s current ownership. On September 11, 2008, GMAC Bank was granted access to the Federal Reserve’s Discount Window and TAF. The Discount Window is the primary credit facility under which the Federal Reserve extends collateralized loans to depository institutions at terms from overnight up to ninety days. The TAF program auctions a pre-announced quantity of collateralized credit starting with a minimum bid for term funds of 28-day or 84-day maturity. GMAC Bank has pledged $5.2 billion of automotive loans and leasing financings to participate in the Discount Window and TAF program at varying collateral requirements. At December 31, 2008, GMAC Bank had $10.0 million of outstanding borrowings under these programs with unused capacity of $4.0 billion. Additionally, while no advances were outstanding as of December 31, 2008, GMAC Bank has a $3.0 billion 364-day unsecured revolver with GMAC (“GMAC Bank Unsecured Facility with Parent”). This source of liquidity will automatically renew on a rolling annual basis for 10 years from the charter extension. The capacity is restricted to use by GMAC Bank and unavailable to our other operations. Utilization of this liquidity source could change should certain market conditions adversely impact liquidity at either the mortgage or automotive divisions of GMAC Bank.

As of December 31, 2008, GMAC Bank had total assets of $32.9 billion (including $5.5 billion of cash) distributed between its mortgage and automotive divisions. As a regulated entity, GMAC Bank is subject to significant restrictions on transactions with, or providing any financial support to, any affiliate, including ResCap or any of its subsidiaries. Additionally, GMAC Bank is required to obtain approval from the FDIC for its business plan (asset plan, funding plan and capital targets) through December 31, 2015 (per the new FDIC Parent Order issued in July 2008).

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

•

Maintaining adequate servicer ratings with government sponsored entities:    Certain of our subsidiaries, which conduct our primary and master servicing activities, are required to maintain adequate servicer ratings in accordance with master servicing agreements entered into with the government sponsored entities. Our servicer ratings are highly correlated with our consolidated tangible net worth and overall financial strength. On December 22, 2008, GMAC Mortgage, a subsidiary of the Company, received notice from Fannie Mae that it was in breach of the servicer rating requirement as set forth in the Master Agreement between Fannie Mae and GMAC Mortgage. As a result of this breach, Fannie Mae is entitled to exercise certain rights and remedies as permitted by its contract with GMAC Mortgage. The most extreme remedies available to Fannie Mae include, but are not limited to, requiring the Company to sell and transfer all or part of its servicing to an unrelated party, limiting the our ability to acquire additional Fannie Mae servicing and modifying or suspending any contract with us, including the Master Agreement. Fannie Mae granted a temporary waiver of this requirement for the period from the date of notification, December 22, 2008, up to and including March 31, 2009, subject, however, to enhanced servicing reviews by Fannie Mae and Fannie Mae’s determination that GMAC Mortgage continues to provide satisfactory servicing performance. On March 31, 2009, the waiver will expire and GMAC Mortgage will be required to be in compliance with the servicer rating requirement. We are taking the necessary actions to be in compliance as of March 31, 2009; however, there can be no assurance we will be in compliance as of that date.

•

Interest Rate Management:    The interest rate risk profile of our liquidity can be separated from the actual debt issuances using derivative financial products. We have issued both fixed and variable rate debt in a range of currencies. We use derivative contracts, primarily interest rate swaps, to effectively convert a portion of our fixed rate debt to variable rate debt and variable rate debt to fixed rate debt. The maturity structure of the derivatives generally corresponds to the maturity structure of the debt being hedged. In addition, we use other derivative contracts to manage the foreign exchange impact of certain debt issuance. As of December 31, 2008, $0.2 billion of fixed rate long-term unsecured debt was swapped to floating rate through interest rate swaps.

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

Certain of these renegotiated credit facilities contain financial covenants, among other covenants, the most restrictive of which requires us to maintain consolidated tangible net worth of $250 million as of the end of each month and consolidated liquidity of $750.0 million, subject to applicable grace periods. For these purposes, consolidated tangible net worth means consolidated equity, excluding intangible assets and any equity in GMAC Bank to the extent included in our consolidated balance sheet, and consolidated liquidity is defined as consolidated cash and cash equivalents, excluding cash and cash equivalents of GMAC Bank to the extent included in our consolidated balance sheet. These financial covenants are also included in certain of our bilateral facilities. In addition, certain of our facilities are subject to sequential declines in advance rates if our consolidated tangible net worth falls below $1.5, $1.0 and $0.5 billion, respectively. Certain of our facilities cannot be utilized if our consolidated tangible net worth falls below $500 million.

As of December 31, 2008, we had consolidated tangible net worth, as defined, of $350.0 million and remained in compliance with the most restrictive consolidated tangible net worth covenant minimum of $250.0 million. In addition, we complied with our consolidated liquidity requirement of $750.0 million. For the year ended December 31, 2008, GMAC contributed $1.6 billion of our secured and unsecured notes that GMAC had previously purchased in open market transactions, contributed $976.5 million of our unsecured notes in conjunction with the ResCap Offers (GMAC debt exchange), and forgave outstanding debt of $791.9 million related to the GMAC Secured MSR Facility. The December 31, 2008 consolidated tangible net worth of $350 million resulted in declines in advance rates to certain facilities which reduced the amount we can borrow. For the year ended December 31, 2008, we were required to provide cash of $41.7 million to facility counterparties as a result of the advance rate declines. Subsequent to the January 30, 2009 sale and deconsolidation of IB Finance, and through the date of this filing, we remain in compliance with our consolidated tangible net worth requirement of $250.0 million.

Borrowings

	Outstanding as of
	December 31 2008	December 31 2007
	(In millions)
Secured borrowings:
Borrowings from parent	$2,663.3	$—
Borrowings from affiliates	7.6	—
Collateralized borrowings in securitization trusts	3,752.5	16,145.7
Senior secured notes	1,672.8	—
Junior secured notes	5,027.1	—
Outstanding under secured facilities:
Secured aggregation facilities	1,316.9	8,402.2
Repurchase agreements	429.2	3,645.1
Federal Reserve Board advances	10.0	—
FHLB advances	9,303.0	11,349.0
Mortgage servicing rights facilities	528.0	1,444.0
Servicing advances	700.0	791.3
Debt collateralized by mortgage loans	—	1,782.0
Other	299.8	423.6

Total outstanding under secured facilities	12,586.9	27,837.2

Subtotal secured borrowings	25,710.2	43,982.9

Unsecured borrowings:
Senior unsecured notes	2,732.4	14,550.4
Subordinated unsecured notes	205.4	758.3
Medium-term unsecured notes	296.2	624.6
Outstanding under unsecured facilities:
Third-party bank credit facilities	—	1,800.0
Other	115.1	613.7

Total outstanding under unsecured facilities	115.1	2,413.7

Subtotal unsecured borrowings	3,349.1	18,347.0

Total borrowings	29,059.3	62,329.9
Bank deposits	19,861.5	13,349.8

Total borrowings and deposits	48,920.8	75,679.7
Off-balance sheet financings	125,926.3	136,108.3

Total	$174,847.1	$211,788.0

Funding Sources

Secured and Unsecured Funding Facilities

These facilities mature between January 2009 and March 2040. While we were able to successfully renegotiate the renewals of most of our facilities in June 2008, we did so at less favorable terms. Such terms have included, among other things, shorter maturities upon renewal, lower overall borrowing limits, lower ratios of funding to collateral value for secured facilities and higher borrowing costs. Continued deterioration in the market place in the second half of 2008 further reduced the amount of available credit making it less likely for us to renew facilities in the near future. Accordingly, there are no assurances that we will be able to renew or refinance maturing facilities on acceptable terms, if at all.

Although unused capacity exists under our secured committed facilities, the unused capacity on the committed secured facilities can be utilized only upon pledge of eligible assets that we may not currently have available. This restriction also applies to our secured borrowings from parent and affiliates, including the GMAC Senior Secured Credit Facility, GMAC Secured MSR Facility, and GMAC LOC. Additionally, the GMAC Senior Secured Credit Facility has further restrictions, including restrictions on the use of proceeds from sales of pledged collateral within this facility. The proceeds are required to be reinvested in additional eligible collateral with a substantially equivalent value or repay existing indebtedness. We may not have such eligible collateral available at the time of the required reinvestment. If eligible collateral is not available, we are required to permanently pay down a portion of the GMAC Senior Secured Credit Facility.

Borrowings from Parent

The following table summarizes our borrowings from parent capacity as of December 31, 2008 and 2007:

	As of December 31, 2008			As of December 31, 2007
	Outstanding	Unused Capacity	Total Capacity	Outstanding	Unused Capacity	Total Capacity
	(In millions)
Borrowings from parent
GMAC senior secured credit facility	$2,355.9	$613.4	$2,969.3	$—	$—	$—
GMAC secured MSR facility	240.1	—	240.1	—	—	—
GMAC ResMor Sale Advance	67.3	—	67.3	—	—	—
GMAC LOC	—	430.0	430.0	—	—	—
GMAC Bank unsecured facility	—	3,000.0	3,000.0	—	3,000.0	3,000.0

	$2,663.3	$4,043.4	$6,706.7	$—	$3,000.0	$3,000.0

We rely on support from our parent to meet liquidity and covenant requirements. Borrowings from our parent are $2.7 billion as of December 31, 2008. This debt is primarily related to the GMAC Senior Secured Credit Facility and GMAC Secured MSR Facility.

GMAC Senior Secured Credit Facility:    This facility is scheduled to mature on May 1, 2010. Borrowings against the GMAC Senior Secured Credit Facility are lower than prior quarters due to smaller pools of eligible collateral with which proceeds can be reinvested. In addition, the amount available to be borrowed under the GMAC Senior Secured Credit Facility as of any date will be reduced by the hedge support requirement, if any, as of such date. The hedge support requirement varies based on the amount and economics of the hedges outstanding which relate to this Facility. As of December 31, 2008, the hedge support requirement was equal to $37.1 million. The terms of the GMAC Senior Secured Credit Facility agreement result in a permanent reduction in capacity, if proceeds from sales of pledged collateral are not reinvested in eligible collateral within a certain period of time. As a result, we have permanently paid down $530.7 million on the GMAC Senior Secured Credit Facility since the second quarter of 2008. Additionally, we have permanently paid down the facility by $207.4 million in January 2009.

On June 4, 2008, GMAC entered into a participation agreement with GM and the Cerberus Fund. Pursuant to the participation agreement, GMAC sold GM and Cerberus Fund $750 million in subordinated participations in the loans made pursuant to the GMAC Senior Secured Credit Facility. GM and Cerberus Fund acquired 49% and 51% of the participations, respectively. Subsequently on December 29, 2008 GMAC announced that GM and the Cerberus Fund contributed to GMAC their $750 million subordinated participations in GMAC Senior Secured Credit Facility in exchange for new common equity of GMAC.

GMAC Secured MSR Facility:    On April 18, 2008, RFC and GMAC Mortgage entered into, and subsequently amended on June 1, 2008, a Secured MSR Facility with GMAC with a lending capacity of $1.2 billion. The collateral securing the GMAC Secured MSR facility was not part of the primary collateral securing the GMAC Senior Secured Credit Facility or the new secured notes which were offered in ResCap’s private exchange offers. The facility was due to mature October 17, 2008 and subsequently was extended to May 1, 2009. Various terms of the original agreement were amended and debt was forgiven by GMAC in 2008.

GMAC ResMor Sale Advance:    On November 20, 2008, GMAC LLC entered into an agreement to purchase ResMor Trust from RFOC for 82 million CAD ($67 million as of December 31, 2008). As part of this agreement GMAC LLC advanced the funds to RFOC on November 20, 2008. On January 1, 2009, RFOC completed the sale of ResMor Trust to GMAC for 82 million CAD ($67 million). The transaction was initiated to enable ResMor Trust to grow its business and explore new opportunities within the broader GMAC organization in such areas as Canadian consumer auto loans and commercial real estate loans.

GMAC LOC:    On November 20, 2008, GMAC entered into a $430 million loan agreement (the “GMAC LOC”) with Passive Asset Transactions, LLC (“PATI”) and RFC Asset Holdings II, LLC (“RAHI”) which is guaranteed by RFC, GMAC Mortgage, and ResCap. The GMAC LOC is a source of contingency funding for ResCap and its subsidiaries and as such did not have a debt outstanding balance as of December 31, 2008. Assets eligible for collateralization include domestic warehouse receivables, certain excess servicing advances, and select United Kingdom assets. The original maturity date of the lending agreement was December 31, 2008; in December 2008, it was subsequently extended to January 31, 2009. In January 2009, it was extended until March 31, 2009.

GMAC Bank Unsecured Facility:    This contingency financing arrangement is for use solely by GMAC Bank and not an available source of funding for any of our non-regulated entities. There were no draws against the available committed source of liquidity as of December 31, 2008 and December 31, 2007.

Borrowings from Affiliates

The following table summarizes our borrowings from affiliates capacity as of December 31, 2008 and 2007:

	As of December 31, 2008			As of December 31, 2007
	Outstanding	Unused Capacity	Total Capacity	Outstanding	Unused Capacity	Total Capacity
	(In millions)
Borrowings from parent
Cerberus secured model home revolver	$—	$10.0	$10.0	$—	$—	$—
Cerberus secured model home term loan	7.6	—	7.6	—	—	—

	$7.6	$10.0	$17.6	$—	$—	$—

Cerberus Secured Model Home Revolving and Term Loans:    During the second quarter of 2008, Cerberus entered into both a secured term loan and revolving loan with CHM Holdings, LLC (“CMH”). The term loan capacity is equal to $7.6 million and the revolving loan amount is $10.0 million. The loans will mature on June 30, 2013 and are secured by a pledge of all of the assets of CMH. At December 31, 2008, $7.6 million was outstanding under the term loan.

Collateralized Borrowings in Securitization Trusts

As part of our ongoing funding and risk management practices, we have established secondary market trading and securitization programs that provide long-term financing primarily for our mortgage loans. Our access to securitization markets worldwide has been severely restricted since August 2007. We do not expect these markets to improve in the near term. We have adjusted our current business production levels and distribution strategies in response to these market conditions.

Senior and Junior Secured Notes

On June 6, 2008, we closed our previously announced private debt tender and exchange offers for a certain amount of our outstanding unsecured notes. As a result, we issued approximately $5.7 billion of senior and junior secured notes in exchange for approximately $8.6 billion of our outstanding unsecured notes. Of the $8.6 billion of unsecured notes that were exchanged, approximately $1.8 billion were repurchased for $1.2 billion in cash pursuant to a “modified Dutch auction” tender offer. In accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, we deferred the concession recognized in the exchange offer through an adjustment to the carrying value of the secured notes. The senior and junior secured notes interest rates are 8.5% and 9.625%, respectively. The deferred concession of $1.2 billion is being amortized over the life of the secured notes through a reduction to interest expense using an effective yield methodology. Approximately $16.9 million of the concession was recognized as a troubled debt restructuring gain in order to write down the carrying value of the bonds to an amount equal to the secured notes undiscounted contractual payments. During the third and fourth quarters, an additional $120.8 million was amortized as a reduction to interest expense. As part of GMAC’s debt exchange completed in December 2008, as of December 31, 2008, GMAC holds $830.5 million of par value in senior secured notes and $1.9 billion of junior secured notes with total combined carrying value of approximately $3.3 billion.

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

The cost of funding related to these vehicles is priced off a short-term benchmark, such as highly-rated commercial paper, one month LIBOR or a similar index, plus a stated percentage over such cost and/or other costs of issuance. In the past, committed liquidity sources were generally renewed annually and at our discretion and the discretion of the third-party. Current market conditions require more unfavorable terms upon renewal, if in fact renewal is possible. Our secured borrowings, including our aggregation facilities, are repaid as the underlying assets are sold or securitized. Between December 31, 2008 and December 31, 2009, we have $5.2 billion, or 95%, of our other secured committed capacity maturing.

In conjunction with reducing risk on our balance sheet, we are only originating conforming and government loans domestically. We originated conforming and government loans in Canada principally through our ResMor Trust Company up until its sale on January 1, 2009. We continue to originate conforming agency eligible collateral, all of which has guaranteed purchase commitments from Fannie Mae, Freddie Mac, and Ginnie Mae. The significant reduction of our loan originations, in addition to our consolidated tangible net worth levels, has therefore resulted in lower utilization of these third-party secured aggregate facilities than in previous reporting periods.

The table below highlights committed, uncommitted and total capacity under our non-affiliated secured funding facilities as of December 31, 2008 and 2007:

	As of December 31, 2008			As of December 31, 2007
	Outstanding	Unused Capacity	Total Capacity	Outstanding	Unused Capacity	Total Capacity
	(In millions)
Secured funding facilities — committed
Secured aggregation facilities
International mortgage loan facilities	$768.1	$43.3	$811.4	$6,357.4	$2,106.2	$8,463.6
Bank facilities for construction lending receivables	548.8	—	548.8	1,804.8	45.4	1,850.2
Receivables Lending Agreement (RLA)	—	—	—	170.0	5,292.6	5,462.6
Mortgage Asset Lending Agreement (MALA)	—	—	—	70.0	3,146.4	3,216.4
Repurchase agreements	429.2	1,283.4	1,712.6	3,276.8	5,313.7	8,590.5
Mortgage servicing rights facilities	528.0	900.0	1,428.0	1,444.0	656.0	2,100.0
Servicing advances	700.0	—	700.0	791.3	608.7	1,400.0
International debt collateralized by mortgage loans	—	—	—	1,485.2	281.9	1,767.1
Other	271.1	—	271.1	328.4	—	328.4

Total committed	3,245.2	2,226.7	5,471.9	15,727.9	17,450.9	33,178.8

Secured funding facilities — uncommitted
Secured aggregation facilities
International mortgage loan facilities	—	—	—	—	657.7	657.7
Repurchase agreements	—	—	—	368.3	7,430.7	7,799.0
FHLB advances	9,303.0	158.0	9,461.0	11,349.0	1,240.1	12,589.1
Federal Reserve Board advances	10.0	4,047.2	4,057.2	—	—	—
International debt collateralized by mortgage loans	—	—	—	296.8	145.6	442.4
Other	28.7	—	28.7	95.2	—	95.2

Total uncommitted	9,341.7	4,205.2	13,546.9	12,109.3	9,474.1	21,583.4

Total secured funding facilities	$12,586.9	$6,431.9	$19,018.8	$27,837.2	$26,925.0	$54,762.2

Although unused capacity exists under our secured committed facilities, use of such capacity is conditioned upon certain collateral eligibility requirements and, as a result, our access to such capacity under these facilities may be limited.

Secured Aggregation Facilities:

International Mortgage Loan Facilities:    International facilities to fund mortgage loans prior to their sale or securitization include: $0.7 billion (£0.5 billion) of liquidity commitments to fund loans in the United Kingdom and $0.1 billion (€0.1 billion) of liquidity commitments to fund loans originated in the Netherlands, Germany and Spain. In recognition of reduced financing needs abroad (specifically the United Kingdom), we have been working with our third party credit providers to reduce our unutilized lending commitments. To that end one of our bilateral international aggregation facilities (“Canal No. 6”) was terminated on December 19, 2008 and the commitments for one of our international aggregation facilities (“Conduit No. 2”) were reduced to $0.7 billion (£0.5 billion) from $3.6 billion (£2.4 billion) on December 31, 2008.

Bank Facilities for Construction Lending Receivables:    As of December 31, 2008, we had facilities to fund construction and commercial lending receivables with aggregate liquidity commitments of $0.5 billion, which in the past included liquidity commitments to fund lending receivables in the United Kingdom. The lending receivables commitment within the United Kingdom (“Grid No. 5”) was terminated effective September 30, 2008, representing a decrease in funding construction and commercial lending receivables by $109.4 million. On March 31, 2008, the secured funding facility for our Business Capital Group’s construction assets went into early amortization due to Moody’s decision not to reaffirm the facility rating. As a result, all forward commitments to fund receivable obligations previously eligible for financing under this facility were funded by alternative sources.

RLA and MALA:    RLA and MALA facilities were terminated during the second quarter of 2008. Prior to their termination, the decline in borrowings under the RLA and MALA facilities reflected our decision in 2007 to restrict the amount of warehouse lending activities and non-traditional mortgages that we make, as well as continuing disruptions in the asset-backed commercial paper market, which made borrowings under these facilities less available and more expensive.

Repurchase Agreements:

Borrowings under these arrangements are provided on either a committed or an uncommitted basis. We reached agreement to amend substantially all of our secured bilateral facilities during 2008, thus extending the maturities of these repurchase agreement facilities from various dates in 2008 to the end of May 2009 and beginning of June 2009. As part of the amendments, certain of our bilateral arrangements no longer accept new assets to collateralize new draws. As of December 31, 2008, $293.0 million of the renewed facilities capacity will not accept new assets prior to maturity, and / or have orderly deterioration in advance rates; therefore, the facilities are effectively amortizing to their respective maturity dates.

Mortgage Servicing Rights Facilities:

There are $1.4 billion of funding commitments through which eligible mortgage servicing rights are funded including $1.1 billion related to a bilateral secured facility. These secured committed financing arrangements are in addition to GMAC’s funding of our mortgage servicing rights via the GMAC Secured MSR Credit Facility.

Bilateral Secured Facility — Effective September 11, 2008, GMAC renewed a funding facility under which we could have access to funding of up to $13.8 billion for a variety of automotive assets and mortgage assets. The amount available for immediate funding is $10.1 billion, while the additional $3.7 billion would be made available upon successful syndication of the facility. As of December 31, 2008, we had available to us committed credit capacity of $1.1 billion for mortgage servicing rights.

Servicing Advances:

Our secured facility to fund mortgage servicer advances had capacity of $0.7 billion as of December 31, 2008 as compared with $1.4 billion as of December 31, 2007.

International Debt Collateralized by Mortgage Loans:

As of December 31, 2008 all sources of international debt collateralized by mortgage loans have either been paid down and subsequently suspended or terminated. This compares with $1.8 billion outstanding as of December 31, 2007.

FHLB Advances:

As previously discussed, GMAC Bank has entered into an advances agreement with the FHLB. Under the agreement, as of December 31, 2008 and December 31, 2007, GMAC Bank had assets pledged and restricted as collateral totaling $32.9 and $28.4 billion, respectively, under the FHLB’s existing blanket lien on all GMAC Bank assets. However, the FHLB will allow GMAC Bank to encumber any assets restricted as collateral not needed to collateralize existing FHLB advances. As of December 31, 2008 and December 31, 2007, GMAC Bank had $16.9 and $12.8 billion of assets pledged, respectively, under the security interest that were not collateralizing FHLB advances and available to be encumbered elsewhere. During 2008 the FHLB restricted eligible collateral and increased collateral weightings resulting in reduced capacity for the GMAC Bank to borrow under the advances program.

Federal Reserve Board Advances:

On September 11, 2008, GMAC Bank was granted access to the Federal Reserve’s Discount Window and TAF. The Discount Window is the primary credit facility under which the Federal Reserve extends collateralized loans to depository institutions at terms from overnight up to ninety days. The TAF program auctions a pre-announced quantity of collateralized credit starting with a minimum bid for term funds of 28-day or 84-day maturity. GMAC Bank has pledged $5.2 billion of automotive loans and lease financings to participate in the Discount Window and TAF program at varying collateral requirements and had $4.0 billion of unused capacity at December 31, 2008. These assets were available to be encumbered under the FHLB’s existing blanket lien. At December 31, 2008, GMAC Bank had $10.0 million of outstanding borrowings under these programs.

Other Secured Borrowings:

Other secured committed outstanding borrowings include $271.1 million in variable funding notes due to mature on February 25, 2031. Other secured uncommitted outstanding borrowings include a $28.7 million (£19.7 million) United Kingdom residual payable related to off-balance sheet financing transactions.

Other Unsecured Facilities:

The table below highlights committed, uncommitted and total capacity under our non-affiliated unsecured funding facilities as of December 31, 2008 and 2007:

	As of December 31, 2008			As of December 31, 2007
	Outstanding	Unused Capacity	Total Capacity	Outstanding	Unused Capacity	Total Capacity
	(In millions)
Unsecured funding facilities — committed
Third-party bank credit facilities:
Syndicated bank credit facilities	$—	$—	$—	$—	$875.0	$875.0
364-day bank credit facilities rollover	—	—	—	—	875.0	875.0
Bank term loan	—	—	—	1,750.0	—	1,750.0
International bank lines	—	—	—	17.5	—	17.5

Total committed	—	—	—	1,767.5	1,750.0	3,517.5

Unsecured funding facilities — uncommitted
Third-party bank credit facilities	—	—	—	50.0	2.0	52.0
International lines of credit	—	—	—	243.8	23.2	267.0
International commercial paper	89.7	—	89.7	301.4	—	301.4
GMAC Bank Federal Funds	—	145.0	145.0	0.1	219.9	220.0
Other	25.4	—	25.4	50.9	—	50.9

Total uncommitted	115.1	145.0	260.1	646.2	245.1	891.3

Total unsecured funding facilities	$115.1	$145.0	$260.1	$2,413.7	$1,995.1	$4,408.8

Third-Party Bank Credit Facilities:

Effectively all of our available unsecured committed funding capacity was either terminated or paid down during the second quarter of 2008. This is directly related to the pay down of the Bank Term Loan of $1.75 billion and termination of the 364-day and 3-year syndicated bank revolvers (each $875 million). These were replaced by the $3.5 billion GMAC Senior Secured Credit Facility. As of December 31, 2008 we did not have any unsecured uncommitted agreements in place.

International Lines of Credit:

International lines of credit are available on an uncommitted basis and borrowings under these lines mature in 30 to 365 days. We used borrowings under these lines for general working capital purposes. During the fourth quarter, two lines of credit in Mexico totaling MXN 2,300 million ($168.2 million) and one in Brazil for BRL 47.3 million ($20.3 million) were fully paid down and effectively suspended from further use. Subsequent to December 31, 2008, two of these lines of credit (one in Mexico and one in Brazil) were terminated.

International Commercial Paper:

In Mexico, we had 1.2 billion MXN ($0.1 billion) of commercial paper outstanding as of December 31, 2008 compared with 3.3 billion pesos ($0.3 billion) outstanding as of December 31, 2007.

GMAC Bank Federal Funds:

As of December 31, 2008, GMAC Bank had the capacity to borrow up to $145 million of federal funds on an overnight basis. At December 31, 2008, there was no outstanding balance.

Other Unsecured Borrowings:

As of December 31, 2008, the amount outstanding represents Business Capital Group builder notes of $18.3 million, $2.2 million for a five year arrangement to fund software licensing in the form of uncommitted notes payable due to mature on August 12, 2012 and $4.9 million of other borrowings.

Bank Deposits

GMAC Bank provides us another source of liquidity through its ability to accept deposits. As of December 31, 2008, GMAC Bank had approximately $19.2 billion of deposits, $1.5 billion of which were escrows related to our servicing of mortgage loans compared with $12.8 billion of deposits, $1.6 billion, respectively as of December 31, 2007. These funds are generally available only for the operations of GMAC Bank, and cannot be used to fund the operations or liabilities of our other affiliates.

At December 31, 2008, ResMor Trust also had approximately 639.4 million CAD ($779.3 million) of deposits as compared to $521.7 million CAD ($514.1 million) of deposits at December 31, 2007. On January 1, 2009 these deposits were sold in conjunction with the sale of ResMor Trust to GMAC.

Off-Balance Sheet Financings

Our total off-balance sheet financings outstanding were $125.9 billion as of December 31, 2008 and $136.1 billion as of December 31, 2007. A significant portion of our off-balance sheet financing relates to securitizations issued in off-balance sheet trusts.

We participate in a number of off-balance sheet revolving securitizations collateralized by home equity lines of credit with total credit capacity totaling approximately $5.6 billion with $2.5 billion of capacity not drawn upon within the trust as of December 31, 2008. As provided by the securitization structure, we become obligated to fund any incremental draws on home equity lines of credit by borrowers if certain triggers are met. These draws are referred to as excluded amounts and are funded directly to the borrowers by us. In return, our lending balances are collected from an allocated portion of the remitted funds of all the borrowers within the trusts. We are actively managing the available lines of credit within these trusts to reduce this potential funding risk. At December 31, 2008, the amount funded directly by us was $313.2 million, which we classify as mortgage loans held for investment and subject to allowance for loan losses on the consolidated balance sheet. At December 31, 2008, the amount of our unfunded commitments to directly fund home equity lines of credit in off-balance sheet securitizations was $1.8 billion.

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

The total estimated amount of Dutch and German bonds subject to these servicer obligations is approximately €5.9 billion ($8.2 billion) beginning 2009 through 2019. The estimated obligation considers contractual amortization, prepayments, and defaults among other management assumptions. The portion that is exercisable prior to December 31, 2009 and 2010 is €61.6 million (1.0% of the total) and €344.6 million or (5.8% of the total), respectively. Approximately 72.5% of the total estimated bonds are eligible for this servicer obligation beginning in 2013 and after.

The total estimated amount of Australian bonds subject to these servicer obligations is approximately 110.0 million AUD ($77.3 million) all exercisable in 2011.

We currently hold the residual interest (first loss bond) on all of these securitizations. To the extent that the potential bonds are put back to the SPE and the loans are repurchased, we have recognized the estimated future credit losses on the underlying mortgage loans in the fair market value of the retained residuals we currently hold on our balance sheet. To the extent that losses are expected to arise from factors such as liquidity or market risk of the loans that may be purchased pursuant to our servicer obligation (i.e. losses beyond the credit losses already reflected in the residual), we estimate and record this incremental loss when the likelihood of bond holder exercise is foreseeable and the incremental loss can be reasonably estimated. During the twelve months ended December 31, 2008, we recorded a $15.8 million incremental loss related to these servicer obligations. As the servicer obligation is within the underlying servicing contracts, this loss was reflected as write-down to the servicing assets held by the International Business Group. As of December 31, 2008, the liabilities related to these servicer obligations, after considering the valuation of our residual interests, are $15.8 million.

Credit Ratings

The following table summarizes our current credit ratings and outlook from the major credit rating agencies:

Rating Agency	Senior Unsecured Debt	Senior Secured Debt	Junior Secured Debt	Outlook	Date of Last Action
Fitch	D	C	C	Watch (+)	January 8, 2009
Moody’s	C	C	C	Stable	November 20, 2008
S&P	CC	CCC	CC	Negative	February 4, 2009
DBRS	C	C	C	UR-Negative	November 21, 2008

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

Purchase Obligations and Options

In connection with our asset sales, securitizations and other asset funding facilities, we typically deliver standard representations and warranties to the purchaser or facility. These representations and warranties are primarily factual statements about the characteristics of the underlying transferred assets at the sale date and are customary in securitizations and other transfers of assets. These provisions are intended to ensure that underlying assets conform in all material respect to the expectations of the parties to the transaction. Prior to any sale or securitization transaction, we perform due diligence with respect to the assets to be included in the sale to ensure that they conform to the representations and warranties.

Our representations and warranties in off-balance sheet arrangements primarily relate to the required characteristics of the mortgage loans as of the initial sale date. Typical representations and warranties include that the loans contain customary and enforceable provisions, are secured by enforceable liens and have original terms not less than or greater than a stated number of months. Representations and warranties are also given with respect to the documentation that will be included in the loan file for each transferred asset. For example, a representation and warranty may be given that the loan file will contain the mortgage note, the mortgage, and all relevant assignments. It is common industry practice to provide representations and warranties with regard to asset documentation even though the seller might not have physically received all of the original loan documentation from a closing agent, recording office or third-party registrar. In such cases, we include a representation that documents will be delivered within a specified number of days after the initial sale of the loans. We generally purchase these loans and have similar representations from the originators of the mortgage. However, we generally account for the recovery from the originator on a cash basis. In accordance with Statement of Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we estimate the fair value of our liability for representations and warranties when we sell loans and update our estimate quarterly.

In addition, due to market conditions prevailing at the time of the related transaction, we have provided certain investors in our off-balance sheet arrangement (securitizations) and whole-loan transactions with repurchase commitments for loans that become contractually delinquent within a specified period of time from their date of origination or purchase (early payment defaults or EPD). These obligations differ from representations and warranties as they guarantee the performance of the underlying loan and are accounted for in accordance with Financial Interpretation No. 45, Guarantor’s Accounting for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Fin No. 45) (see Note 23 to the Consolidated Financial Statements).

During 2007 and continuing into 2008, we were no longer able to issue certain nonprime securitizations without various forms of representations for early payment defaults. These representations consist of our agreement to repurchase a loan at par from investors if an early payment default occurs. We record estimates for this liability upon sale of the securitization.

Upon discovery of a breach of a representation, we either correct the loans in a manner conforming to the provisions of the sale agreement, replace the loans with similar loans that conform to the provisions, or purchase the loans at a price determined by the related transaction documents, consistent with industry practice.

The following table summarizes purchases of off-balance sheet mortgage loans due to breach of representation or warranties:

	Year Ended December 31,
	2008	2007
	(In millions)
Off-balance sheet — loans securitized and sold — part of Trust	$160.1	$457.2
Off-balance sheet — loans sold to agencies	566.1	517.5
Off-balance sheet — whole sale loans	262.1	318.1

Total	$988.3	$1,292.8

In addition to our representations and warranties, and loan guarantees, such as EPD’s, we have the option to purchase certain assets in our off-balance sheet facilities, including:

•

Asset Performance Conditional Calls — In certain of our securitizations, we retain the option (but not an obligation) to purchase specific mortgage loans that become delinquent beyond a specified period of time, as set forth in the transaction legal documents (typically 90 days). Mortgage loans are purchased after the option becomes exercisable when it is in our economic interest to do so. We purchased an aggregate of $2.3 million of mortgage loans in 2008 and $100.6 million in 2007 under these provisions.

•

Clean-up Calls — In each of our securitizations, we retain a clean-up call option that allows the servicer to purchase the remaining transferred assets once such assets reach a minimal level and the cost of servicing those assets becomes burdensome in relation to the benefits of servicing (defined as a specified percentage of the original principal balance). We choose to exercise clean-up calls when it is in our economic interest to do so. We purchased $0.0 million of assets under these clean-up call provisions in 2008 and $253.8 million of such assets in 2007.

When we purchase mortgage loans, either as a result of an obligation to do so or upon the exercise of our options, we execute the purchase in accordance with the legal terms in the facility or specific transaction documents. In most cases, the provisions for the purchase of the asset require the purchase price to be equal to the unpaid principal balance of the asset, plus any accrued interest thereon. Once the conditions are satisfied for an obligatory or optional purchase (or in the case of clean-up calls, when notice of intent to exercise is provided), we report the asset on our balance sheet as held for sale or held for investment, with a corresponding liability, until the loan is paid in full, charged-off or sold in a later transaction.

Upon the optional purchase of an asset from an off-balance sheet facility, we generally do not recognize any net gain or loss since the mortgage loan is purchased at the unpaid principal balance, plus any accrued interest thereon, as required by the transaction documents. To the extent that the fair value differs from the unpaid principal balance, any resulting gain or loss would be substantially offset by a gain or loss recognized through the revaluation of any retained interest that we hold related to the purchased asset. As a result, the purchase of the asset does not by itself result in any material net gain or loss. However, once the loan is recorded on our balance sheet as a mortgage loan held for investment, we are exposed to normal credit risk and subject to provision for loan losses.

Guarantees

Guarantees are defined as contracts or indemnification agreements that contingently require us to make payments to third parties based on changes in an underlying agreement that is related to a guaranteed party. Our guarantees include standby letters of credit and certain contract provisions regarding securitizations and sales. See Note 23 to the Consolidated Financial Statements for more information regarding our outstanding guarantees to third-parties.

Aggregate Contractual Obligations

	Payments Due by Period
As of December 31, 2008	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Description of obligation:
Debt and associated interest
Secured	$25,710.2	$3,888.5	$6,290.7	$5,041.3	$10,489.7
Unsecured	3,349.1	665.6	1,551.1	910.2	222.2
Scheduled interest payments for fixed rate long-term debt	5,123.4	1,163.7	1,852.5	1,359.1	748.1
Expected interest payments for variable rate long-term debt	262.3	139.7	88.1	11.2	23.3
Estimated payment obligations (net) under interest rate swap	(26.0)	(3.7)	(11.7)	(9.0)	(1.6)
Lease commitments	333.6	63.7	102.6	76.0	91.3
Mortgage purchase commitments	4,836.8	4,836.8	—	—	—
Mortgage sale commitments	5,031.8	5,031.8	—	—	—
Home equity lines of credit commitments	4,300.0	66.7	226.6	1,146.9	2,859.8
Lending commitments	1,272.5	1,165.0	58.3	49.2	—
Commitments to provide capital to equity method investees	193.7	99.4	—	—	94.3
Purchase obligations*	55.2	22.1	28.0	5.1	—
Commitments to fund development of lots and/or model homes	9.7	9.7	—	—	—
Bank certificates of deposit	14,785.6	11,480.1	3,077.4	228.1	—

Total	$65,237.9	$28,629.1	$13,263.6	$8,818.1	$14,527.1

*	Includes purchase obligations covered by non-cancellable contracts and contracts containing cancellation fees.

The following provides a description of the items summarized in the preceding table of contractual obligations:

Debt and associated interest — Amounts represent the scheduled maturity of debt and associated interest at December 31, 2008, assuming that no early redemptions occur. For debt issuances without a stated maturity date (i.e., Demand Notes), the maturity is assumed to occur within one year. The maturity of secured debt may vary based on payment activity of the related assets. The amounts presented are before the effect of any unamortized discount or fair value adjustment. Refer to Note 12 to the Notes to the Consolidated Financial Statements for additional information on our debt obligations.

Lease commitments — We have obligations under various operating lease arrangements (primarily for real property) with noncancelable lease terms that expire after December 31, 2008. Refer to Note 23 to the Notes to the Consolidated Financial Statements for additional information on our lease commitments.

Mortgage purchase and sale commitments — We enter into commitments to originate, purchase and sell mortgage and mortgage-backed securities. Refer to Note 23 to the Notes to the Consolidated Financial Statements for additional information on our mortgage purchase and sale commitments.

Home equity lines of credit — We have a commitment to fund the future remaining balance on unused lines of credit on mortgage loans subject to customary lending conditions, such as satisfactory credit rating, non-delinquent loan status and adequate home equity value. Refer to Note 23 in the Consolidated Financial Statements for additional information on our home equity lines of credit commitments.

Lending commitments — We have outstanding revolving lending commitments with customers. The amounts represent the unused portion of those commitments as of December 31, 2008 that the customer may draw upon, in accordance with the lending arrangement.

Commitments to provide capital to equity method investees — As part of arrangements with specific private equity funds, we are obligated to provide capital to equity method investees.

Commitments to fund development of lots and/or model homes — We have entered into agreements to fund construction and resort financing through financing obtained from third-party asset-backed paper commercial conduits. The sale of our resort finance business and the majority of our model home assets has reduced this obligation.

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

We actively manage market risk. We maintain risk management control systems to monitor interest rate risks and related hedge positions. We monitor positions using a variety of analytical techniques including market value, sensitivity analysis and value at risk models. While each operating segment is responsible for risk management, we supplement this decentralized model with a centralized risk committee, headed by our chief risk officer. This risk management function is responsible for ensuring that each operating segment has proper policies and procedures for managing risk and for identifying, measuring and monitoring risk across the enterprise. At certain periods in 2008, we were exposed to an increased level of market risk, specifically interest rate and foreign current revaluation risk. Due to cash demands prior to our debt refinancing initiatives and limited availability of willing counterparties to enter into forward arrangements, our financial results were exposed to increase volatility stemming from interest rate declines and strengthening of the USD. In the last half of 2008, we were able to reduce our exposure to market risk by entering into derivative arrangements with GMAC and third-parties, albeit at a higher cost.

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

Mortgage Servicing Rights and Retained Interests From Our Securitizations

Our mortgage servicing rights and our interests from our securitizations are generally subject to loss in value when mortgage rates decline. Declining mortgage rates generally result in an increase in refinancing activity, which increases prepayments and results in a decline in the value of our mortgage servicing rights. To mitigate the impact of this risk, we maintain a portfolio of financial instruments, primarily derivatives, which increase in value when interest rates decline. Our primary objective is to minimize the overall risk of loss in the value of mortgage servicing rights due to the change in fair value caused by prepayments and changes in rates. We have determined that economical strategies exist for hedging this risk. Our secondary objectives include minimizing the income statement effect of hedge ineffectiveness, management of hedge instrument selection to minimize hedge costs and protection of the overall economic value of the asset portfolio.

We actively manage the risk we are exposed to on a daily basis. In 2008, we discontinued the use of U.S. Treasury securities and principal-only securities in our risk mitigation strategy. The following are financial instruments that we use to hedge economically our interest rate risk related to mortgage servicing rights and our interests from our securitizations.

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

Sensitivity Analysis

Sensitivity analysis captures our exposure to isolated hypothetical movements in specific market rates. The following analyses are based on sensitivity analysis performed assuming instantaneous, parallel shifts in interest rates and similar shifts in foreign currency exchange rates. The net fair value of financial instruments includes both asset and liability financial instruments.

	As of December 31,
	2008		2007
	Non-Trading	Trading	Non-Trading	Trading
	(In millions)
Estimated net fair value of financial instruments exposed to changes in interest rates	$(4,906)	$601	$(4,859)	$2,091
Impact of a 10% adverse change in rates	(1,183)	—	(1,483)	(17)

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

Impact of Changes in Interest Rates on the Net Value of the Company’s Interest Rate-Sensitive Financial Instruments

We perform various sensitivity analyses that quantify the net financial impact of changes in interest rates on our interest rates and foreign currency exchange rates on our assets, liabilities and commitments sensitive to such changes. These analyses incorporate assumed changes in the interest rate and foreign currency exchange rate environment, including selected hypothetical, instantaneous parallel shifts in the yield and exchange rate curves.

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

Based upon this modeling, the following tables summarize the estimated change in fair value of our interest rate-sensitive assets, liabilities and commitments as of December 31, 2008, and 2007 given several hypothetical, instantaneous, parallel-shifts in the yield curve:

	Change in Fair Value as of December 31, 2008
Change in Interest Rate (basis points)	-100	-50	+50	+100
	(In millions)
Mortgage servicing rights and other financial instruments:
Mortgage servicing rights and interests from our securitizations	$(620)	$(328)	$427	$904
Impact of servicing hedge:
Swap-based	536	258	(237)	(452)
Treasury-based	(7)	(3)	4	6
Others	147	79	(97)	(210)

Mortgage servicing rights and other retained interests, net	56	6	97	248

Committed pipeline	30	20	(34)	(84)
Mortgage loan inventory	45	20	(32)	(72)
Impact of associated derivative instruments:
Mortgage-based	(56)	(29)	41	95
Eurodollar-based	(1)	(1)	—	1
Others	1	—	(1)	(1)

Committed pipeline and mortgage loan inventory, net	19	10	(26)	(61)

GMAC Bank (mortgage division only):
Securities portfolio	4	2	(2)	(4)
Mortgage loans	392	203	(213)	(431)
Deposit liabilities	(36)	(18)	17	34
Federal Home Loan Bank advances	(226)	(116)	125	257
Other liabilities	(16)	(8)	8	16

GMAC Bank, net	118	63	(65)	(128)

Notes payable and capital securities	(9)	(4)	4	9
Impact of associated derivative instruments:
Swap-based	9	5	(5)	(9)

Notes payable and capital securities, net	—	1	(1)	—

Insurance company investment portfolios	1	—	—	1

Net change in fair value related to mortgage servicing rights and other financial instruments	$194	$80	$5	$60

Net change in fair value related to broker-dealer trading securities	$1	$1	$—	$(1)

Net change in fair value related to GMAC Auto Bank	$20	$10	$(10)	$(21)

	Change in Fair Value as of December 31, 2007
Change in Interest Rate (basis points)	-100	-50	+50	+100
	(In millions)
Mortgage servicing rights and other financial instruments:
Mortgage servicing rights and interests from our securitizations	$(1,551)	$(814)	$696	$1,202
Impact of servicing hedge:
Swap-based	1,656	778	(679)	(1,267)
Treasury-based	121	61	(60)	(120)
Others	114	56	(52)	(97)

Mortgage servicing rights and interests from our securitizations, net	340	81	(95)	(282)

Committed pipeline	47	37	(74)	(181)
Mortgage loan inventory	187	100	(117)	(249)
Impact of associated derivative instruments:
Mortgage-based	(146)	(85)	112	246
Eurodollar-based	(12)	(6)	6	12
Others	(34)	(18)	20	42

Committed pipeline and mortgage loan inventory, net	42	28	(53)	(130)

Net change in fair value related to other businesses	4	2	2	2

GMAC Bank (mortgage division only):
Securities portfolio	12	6	(6)	(12)
Mortgage loans	289	166	(195)	(409)
Deposit liabilities	10	5	(4)	(7)
Federal Home Loan Bank advances	(255)	(129)	136	283
Other liabilities	(11)	(5)	5	11

GMAC Bank, net	45	43	(64)	(134)

Notes payable and capital securities	(266)	(132)	129	254
Impact of associated derivative instruments:
Swap-based	257	127	(124)	(244)

Notes payable and capital securities, net	(9)	(5)	5	10

Insurance company investment portfolios	2	1	(1)	(2)

Net change in fair value related to mortgage servicing rights and other financial instruments	$424	$150	$(206)	$(536)

Net change in fair value related to broker-dealer trading securities	$—	$—	$—	$—

Net change in fair value related to GMAC Auto Bank	$33	$16	$(17)	$(33)

These sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate certain movements in interest rates; do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another; are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and do not incorporate other factors that would impact our overall financial performance in such scenarios, most significantly the impact of changes in loan production earnings that result from changes in interest rates. In addition, not all of the changes in fair value would impact current-period earnings. For example, our debt is carried at its unpaid principal balance net of issuance discount or premium; therefore, absent hedge accounting and fair value elections under SFAS No. 159, changes in the market value of our debt are not recorded in current-period earnings. For these reasons, the preceding estimates should not be viewed as an earnings forecast.

Foreign Currency Exchange Rate Risk

Many of our non-U.S. subsidiaries maintain both assets and liabilities in local currencies. Foreign currency exchange rate gains and losses arise for accounting purposes where net assets or liabilities are denominated in foreign currencies that differ from the functional currency of those subsidiaries. In addition, the Company’s equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results.

Foreign currency exchange rate risk in general is reviewed as part of our risk management process. Foreign exchange derivative instruments are utilized to manage foreign exchange volatility arising on certain transactions denominated in foreign currencies where we believe the derivative instrument has material exposure to foreign currency volatility. These include, but are not limited to, net equity positions held in the United Kingdom and Continental Europe.

The principal currencies creating foreign exchange risk for us are the U.K sterling, the Euro, and the Canadian dollar. Our net notional outstanding foreign exchange contracts was $2.7 billion and a recorded receivable of $231.9 million at December 31, 2008, with a net unrealized gain of $286.5 million at December 31, 2008.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RESIDENTIAL CAPITAL, LLC

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

/S/ THOMAS F. MARANO
Thomas F. Marano
Chief Executive Officer
February 26, 2009

/S/ JAMES N. YOUNG
James N. Young
Chief Financial Officer
February 26, 2009

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

Based on the evaluation performed, management concluded that as of December 31, 2008, Residential Capital, LLC’s internal control over financial reporting was effective based upon the COSO criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent public accounting firm, as stated in their report which appears herein.

/S/ THOMAS F. MARANO
Thomas F. Marano
Chief Executive Officer
February 26, 2009

/S/ JAMES N. YOUNG
James N. Young
Chief Financial Officer
February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of

Residential Capital, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in equity, and of cash flows present fairly, in all material respects, the financial position of Residential Capital, LLC (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8 of this Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s liquidity and capital needs, combined with volatile conditions in the marketplace raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2008 the Company adopted SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”

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

PricewaterhouseCoopers LLP

New York, New York

February 26, 2009

RESIDENTIAL CAPITAL, LLC

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$6,982,761	$4,415,913
Mortgage loans held for sale	2,628,907	11,998,236
Trading securities	601,489	2,090,690
Mortgage loans held for investment, net ($1,861,407 at fair value at December 31, 2008)	24,745,575	41,330,322
Lending receivables, net	6,005,308	8,406,495
Mortgage servicing rights	2,847,850	4,702,862
Accounts receivable, net	3,143,198	3,187,913
Investments in real estate and other	536,019	1,629,717
Other assets	10,469,464	11,657,769

Total assets	$57,960,571	$89,419,917

LIABILITIES
Borrowings:
Borrowings from parent	$2,663,321	$—
Borrowings from affiliates	7,583	—
Collateralized borrowings in securitization trusts ($1,898,521 at fair value at December 31, 2008)	3,752,457	16,145,741
Other borrowings	22,635,976	46,184,150

Total borrowings	29,059,337	62,329,891
Deposit liabilities	19,861,515	13,349,844
Other liabilities	4,951,065	6,370,305

Total liabilities	53,871,917	82,050,040
Minority interest	1,901,301	1,339,760

EQUITY
Member’s interest	7,872,794	6,624,344
Preferred membership interests	806,344	—
Accumulated deficit	(6,461,472)	(694,756)
Accumulated other comprehensive income	(30,313)	100,529

Total equity	2,187,353	6,030,117

Total liabilities, minority interest and equity	$57,960,571	$89,419,917

The Notes to the Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands)
Revenue
Interest income	$4,140,163	$7,567,883	$8,169,034
Automotive operating lease income	573,440	510,927	34,438

Total financing revenue	4,713,603	8,078,810	8,203,472
Interest expense	3,894,384	6,560,846	6,460,220
Depreciation expense on automotive operating lease income	355,628	307,984	19,726
Impairment of investment in automotive operating leases	166,535	—	—

Net financing revenue	297,056	1,209,980	1,723,526
Other revenue
(Loss) gain on mortgage loans, net	(2,003,919)	(331,731)	890,216
Servicing fees	1,487,769	1,790,403	1,583,674
Servicing asset valuation and hedge activities, net	(284,435)	(543,651)	(1,100,232)

Net servicing fees	1,203,334	1,246,752	483,442
(Loss) gain on investment securities, net	(655,780)	(747,830)	68,665
Real estate related revenues, net	(41,257)	218,434	593,040
Gain on extinguishment of debt	1,925,368	521,088	—
Loss on foreclosed real estate	(299,206)	(401,672)	(56,044)
(Loss) gain on sale of equity investments	(40,257)	(542)	414,508
Other (loss) income	(477,308)	203,764	219,514

Total other revenue	(389,025)	708,263	2,613,341

Total net revenue	(91,969)	1,918,243	4,336,867
Provision for loan losses	2,255,409	2,595,143	1,334,084
Non-interest expense
Compensation and benefits	884,039	1,224,580	1,206,339
Professional fees	390,256	254,071	273,056
Data processing and telecommunications	152,865	202,246	189,152
Advertising	69,372	120,241	152,792
Occupancy	103,587	146,282	137,687
Restructuring	144,547	126,646	—
Goodwill impairment	—	454,828	—
Loss (gain) on foreign currency	445,951	(17,101)	(1,100)
Other	1,045,133	1,043,827	619,283

Total non-interest expense	3,235,750	3,555,620	2,577,209

(Loss) income before income tax (benefit) expense and minority interest	(5,583,128)	(4,232,520)	425,574
Income tax (benefit) expense	(10,171)	19,790	(289,173)

(Loss) income before minority interest	(5,572,957)	(4,252,310)	714,747
Minority interest	38,473	94,028	9,654

Net (loss) income	$(5,611,430)	$(4,346,338)	$705,093

The Notes to the Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended December 31, 2008, 2007, and 2006

	Common Stock and Paid-in Capital	Member’s Interest	Preferred Membership Interests	Retained Earnings	Comprehensive Income (loss)	Accumulated Other Comprehensive Income	Total Equity
	(Dollars in thousands)
Balance at January 1, 2006	$3,367,677	$—	$—	$3,980,587		$115,706	$7,463,970
Cumulative effect of change in accounting principle as of January 1, 2006, net of tax:
Transfer of unrealized loss for certain available for sale securities to trading securities	—	—	—	(16,717)	$—	16,717	—
Recognize mortgage servicing rights at fair value	—	—	—	3,850	3,850	—	3,850
Net income	—	—	—	705,093	705,093	—	705,093
Capital contributions	101,429	368,837	—	—	—	—	470,266
Conversion of common stock to member’s interest on October 24, 2006	(3,469,106)	3,469,106	—	—	—	—	—
Dividends			—	(1,020,878)	—	—	(1,020,878)
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	—	—	—	—	1,738	—	1,738
Foreign currency translation adjustment	—	—	—	—	49,225	—	49,225
Unrealized loss on cash flow hedges	—	—	—	—	(51,151)	—	(51,151)

Other comprehensive income	—	—	—	—	(188)	(188)	—

Comprehensive income	—	—	—	—	$708,755	—	—

Balance at December 31, 2006	—	3,837,943	—	3,651,935		132,235	7,622,113
Cumulative effect of change in accounting principle as of January 1, 2007, net of tax:
Adoption of Financial Accounting Standards Board Interpretation No. 48	—	—	—	(353)	—	—	(353)
Net loss	—	—	—	(4,346,338)	$(4,346,338)	—	(4,346,338)
Capital contributions	—	2,786,401	—	—	—	—	2,786,401
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	—	—	—	—	1,814	—	1,814
Foreign currency translation adjustment	—	—	—	—	8,298	—	8,298
Unrealized loss on cash flow hedges	—	—	—	—	(62,518)	—	(62,518)

Other comprehensive income	—	—	—	—	(52,406)	(52,406)	—

Comprehensive income	—	—	—	—	$(4,398,744)	—	—

Adoption of Financial Standards Board Statement No. 158, net of tax	—	—	—	—		20,700	20,700

Balance at December 31, 2007	—	6,624,344	—	(694,756)		100,529	6,030,117

The Notes to the Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Years Ended December 31, 2008, 2007, and 2006 — (Continued)

	Common Stock and Paid-in Capital	Member’s Interest	Preferred Membership Interests	Retained Earnings	Comprehensive Income (loss)	Accumulated Other Comprehensive Income	Total Equity
	(Dollars in thousands)
Balance at December 31, 2007	—	6,624,344	—	(694,756)		100,529	6,030,117
Cumulative effect of change in accounting principles as of January 1, 2008, net of tax:
Adoption of Financial Accounting Standards Board No. 157	—	—	—	23,218		—	23,218
Adoption of Financial Accounting Standards Board No. 159	—	—	—	(178,504)		—	(178,504)
Net loss	—	—	—	(5,611,430)	(5,611,430)	—	(5,611,430)
Capital contributions	—	1,248,450	806,344	—	—	—	2,054,794
Other comprehensive income, net of tax:
Unrealized loss on available for sale securities	—	—	—	—	(3,342)	—	(3,342)
Foreign currency translation adjustment	—	—	—	—	(18,079)	—	(18,079)
Unrealized loss on cash flow hedges	—	—	—	—	(3,821)	—	(3,821)
Pension adjustment Financial Accounting Standards Board No. 158, net of tax	—	—	—	—	(105,600)		(105,600)

Other comprehensive loss	—	—	—	—	(130,842)	(130,842)	—

Comprehensive loss	—	—	—	—	$(5,742,272)	—	—

Balance at December 31, 2008	$—	$7,872,794	$806,344	$(6,461,472)		$(30,313)	$2,187,353

The Notes to the Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,611,430)	$(4,346,338)	$705,093
Reconciliation of net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	456,394	1,151,147	665,774
Provision for loan losses	2,255,409	2,595,143	1,334,084
Loss (gain) on sale of mortgage loans, net	2,003,919	331,731	(890,216)
Loss (gain) on sale of equity investments	40,257	542	(414,508)
Net loss on sale of other assets	597,593	275,859	17,262
Goodwill impairment	—	454,828	—
Gain on extinguishment of debt	(1,925,368)	(521,088)	—
Pension curtailment gain	—	—	(42,630)
Minority interest	38,473	94,028	9,654
Loss (gain) on investment securities, net	655,780	747,830	(68,665)
Equity in (earnings) loss of investees in excess of cash received	(3,881)	79,252	(85,445)
Loss on mortgage servicing rights, net	2,250,127	1,259,529	819,353
Originations and purchases of mortgage loans held for sale	(57,421,291)	(115,234,401)	(176,541,708)
Proceeds from sales and repayments of mortgage loans held for sale	64,587,058	115,457,868	156,424,705
Deferred income tax	(25,142)	175,738	(345,444)
Net change in:
Trading securities	868,267	1,500,310	298,856
Accounts receivable	(19,647)	(696,016)	(647,150)
Other assets	490,310	3,016,241	(2,123,789)
Other liabilities	(1,486,706)	(2,761,782)	781,102

Net cash provided by (used in) operating activities	7,750,122	3,580,421	(20,103,672)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in lending receivables	441,482	5,188,500	(1,200,420)
Originations and purchases of mortgage loans held for investment	(3,961,372)	(8,590,547)	(15,318,790)
Proceeds from sales and repayments of mortgage loans held for investment	5,734,840	16,931,905	25,186,643
Sales of mortgage servicing rights	796,865	563,709	—
Purchase of and advances to investments in real estate and other	(3,301)	(210,792)	(1,695,102)
Proceeds from sales of and returns of investments in real estate and other	445,677	849,548	1,378,210
Consolidation of IB Finance Holding Company, LLC	—	—	251,347
Acquisitions, net of cash acquired	—	103,743	(2,551)
Other, net	1,852,197	1,130,049	939,734

Net cash provided by investing activities	5,306,388	15,966,115	9,539,071

The Notes to the Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006 — (Continued)

	2008	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in borrowings from parent	4,205,229	—	—
Net increase (decrease) in affiliate borrowings	7,583	—	(5,177,462)
Net (decrease) increase in other short-term borrowings	(13,519,025)	(13,009,476)	2,730,803
Proceeds from issuance of collateralized borrowings in securitization trusts	—	5,634,817	19,317,561
Repayments of collateralized borrowings in securitization trusts	(2,892,132)	(15,929,834)	(22,605,088)
Proceeds from secured aggregation facilities, long-term	160,000	12,358,635	29,071,067
Repayments of secured aggregation facilities, long-term	(465,114)	(17,411,381)	(27,942,989)
Extinguishment of long-term debt	(2,060,829)	(240,767)	—
Proceeds from other long-term borrowings	2,993,000	10,197,770	14,298,047
Repayments of other long-term borrowings	(6,504,710)	(4,951,719)	(568,430)
Payments of debt issuance costs	(52,999)	(43,370)	(109,680)
Dividends paid	—	—	(580,752)
Proceeds from capital contributions	24,254	2,256,000	—
Disposal of businesses, net	284,413	898,794	—
Increase in deposit liabilities	6,663,121	3,130,793	1,742,878

Net cash (used in) provided by financing activities	(11,157,209)	(17,109,738)	10,175,955
Effect of foreign exchange rates on cash and cash equivalents	667,547	(39,732)	140,740

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,566,848	2,397,066	(247,906)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,415,913	2,018,847	2,266,753

CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,982,761	$4,415,913	$2,018,847

SUPPLEMENTAL DISCLOSURES:
Interest paid	$4,009,997	$6,645,328	$6,628,857
Income taxes paid	21,563	56,696	487,626
Non-cash transactions:
Available for sale securities transferred to trading securities	—	—	927,141
Mortgage loans held for sale transferred to mortgage loans held for investment	1,078,250	13,794,278	14,549,018
Mortgage loans held for investment transferred to mortgage loans held for sale	3,582,185	810,219	3,236,630
Mortgage loans held for investment transferred to other assets	1,294,334	2,950,376	1,762,912
Deconsolidation of loans, net	2,352,598	25,855,681	—
Deconsolidation of collateralized borrowings	2,538,835	26,599,105	—
Originations of mortgage servicing rights from sold loans	1,181,516	1,596,543	1,722,895
Capital contributions of lending receivables	335,130 (a)	422,390 (a)	139,928

(a)	Capital contribution to the minority interest entity

The Notes to the Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006 — (Continued)

	2008	2007	2006
	(Dollars in thousands)
Capital contributions through forgiveness of unsecured borrowings in exchange for preferred membership interests	806,344	—	—
Capital contributions through forgiveness of unsecured borrowings	383,945	740,666	—
Capital contributions through forgiveness of borrowings from parent	791,908	—	—
Decrease in mortgage loans held for investment upon initial adoption of SFAS No. 159	3,846,775	—	—
Decrease in collateralized borrowings upon initial adoption of SFAS No. 159	3,667,522	—	—
Capital contribution from limited liability company election for federal income tax purposes	—	—	330,338
Dividend due to limited liability company election for federal income tax purposes	—	—	433,378
Dividend of non-cash assets of the former GMAC Bank	—	—	92,550
Consolidation of non-cash assets of IB Finance Holding Company, LLC	—	—	4,643,219
Other disclosures:
Proceeds from sales and repayments of mortgage loans held for investment for mortgage loans originally designated as held for sale	1,746,515	6,789,620	7,561,986
Proceeds from sales of repossessed, foreclosed and owned real estate	1,796,175	2,180,363	1,306,007
Proceeds from capital contributions to the minority interest entity	24,254	256,000	—
Reconciliation of mortgage loans held for sale:

Mortgage loans held for sale at beginning of year	$11,998,236	$27,007,382	$19,521,566
Originations and purchases of mortgage loans held for sale	57,421,291	115,234,401	176,541,708
(Loss) gain on sale of mortgage loans	(1,830,123)	(591,633)	899,108
Proceeds from sales and repayments of mortgage loans held for sale	(64,587,058)	(115,457,868)	(156,424,705)
Proceeds from sales and repayments of loans transferred from mortgage loans held for investment	(375,935)	(422,769)	(1,206,396)
Originations of mortgage servicing rights	(1,171,546)	(1,596,543)	(1,722,895)
Transfers to mortgage loans held for investment	(1,078,250)	(13,794,278)	(14,549,012)
Transfers from mortgage loans held for investment	3,582,185	810,219	3,236,630
Other	(1,329,893)	809,325	711,378

Mortgage loans held for sale at end of year	$2,628,907	$11,998,236	$27,007,382

The Notes to the Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations

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

The Company conducts its operations and manage and report its financial information primarily through four operating business segments.

Residential Finance Group originates, purchases, sells, securitizes and services residential mortgage loans in the United States. As part of the restructuring plan announced in the third quarter of 2008, the Company closed its retail and wholesale channels in September 2008. The segment continues to originate mortgage loans through the Company’s direct lending centers and GMAC Bank correspondents. In addition, the segment purchases residential mortgage loans from correspondent lenders and other third-parties and provides warehouse lending. Loans are primarily agency-eligible or government loans. Prime credit quality loans that are produced in conformity with the underwriting guidelines of Fannie Mae, Freddie Mac and Ginnie Mae are generally sold to one of these government-sponsored enterprises in the form of agency guaranteed securitizations. This segment also provides collateralized lines of credit to other originators of residential mortgage loans, which the Company refers to as warehouse lending. This activity has also been reduced although the Company continues to originate prime conforming warehouse lending through GMAC Bank. The Company’s limited banking activities through the mortgage division of GMAC Bank and the Company’s real estate brokerage and relocation business are included in this segment. The Company sold the GMAC Home Services real estate brokerage and relocation businesses in the fourth quarter of 2008.

Business Capital Group provides financing and equity capital to residential land developers and homebuilders. Due to current market conditions, the origination activities of this business are substantially contracting the scope of its operations.

International Business Group includes substantially all of the Company’s operations outside of the United States. The mortgage loan production in the countries in which the Company operates have been suspended, except for insured mortgages in Canada, due to current market conditions.

Corporate and Other Group primarily consists of the Principal Investment Activity (“PIA”) business and Corporate holding company activities, including the Company’s debt issuances. The PIA business was previously reported as part of the Residential Finance Group segment. As a result, as required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, prior years financial data has been changed retrospectively to reflect the current period presentation. The PIA business operations primarily represent the loan portfolio management of the Company’s purchased distressed asset portfolio as well as certain other nonperforming assets. This business ceased purchasing distressed assets and its existing portfolio is being managed into run-off. Also included in Corporate and Other are costs associated with the restructuring initiative announced in the third quarter of 2008. The Company’s chief operating decision maker elected to evaluate the performance of its three primary operating segments without the costs of the new

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restructuring initiative. In addition, the Company’s other business operations include the automotive division of GMAC Bank, which are not significant to the Company’s results of operations. The revenues and expenses of the automotive division of GMAC Bank are eliminated from the Company’s net results through minority interest.

The Company has been negatively impacted by the events and conditions in the mortgage banking industry and the broader economy. The market deterioration has led to fewer sources of, and significantly reduced levels of, liquidity available to finance the Company’s operations. Most recently, the widely publicized credit defaults and/or acquisitions of large financial institutions in the marketplace has further restricted credit in the United States and international lending markets. The Company is highly leveraged relative to its cash flow and continues to recognize substantial losses resulting in a significant deterioration in capital. During the year, the Company received capital contributions from GMAC of $3.3 billion, including $0.8 billion of forgiveness of debt in its GMAC Mortgage Servicing Right facility and $2.5 billion through contributions and forgiveness of the Company’s outstanding notes, which GMAC previously repurchased in the open market at a discount or through its completed debt exchange. In addition, the Company completed several divestiture activities with GMAC and its affiliates as part of its debt refinancing and other liquidity and capital initiatives. Accordingly, the Company’s consolidated tangible net worth, as defined, was $350.0 million as of December 31, 2008 and remained in compliance with the most restrictive consolidated tangible net worth covenant minimum of $250.0 million. For this purpose, consolidated tangible net worth is defined as the Company’s consolidated equity, excluding intangible assets and any equity in GMAC Bank to the extent included in the Company’s consolidated balance sheet. There continues to be a risk that the Company will not be able to meet its debt service obligations, default on its financial debt covenants due to insufficient capital and/or be in a negative liquidity position in 2009.

The Company actively manages its liquidity and capital positions and is continually working on initiatives to address the Company’s debt covenant compliance and liquidity needs, including debt maturing in the next twelve months and the identified risks and uncertainties. The Company’s initiatives include, but are not limited to, the following: continue to work with the Company’s key credit providers to optimize all available liquidity options; continued reduction of assets and other restructuring activities; focused production on government and prime conforming products, explore strategic alternatives such as alliances, joint ventures and other transactions with potential third-parties and continue to explore opportunities for funding and capital support from the Company’s parent and affiliates. Most of these initiatives are outside of the Company’s control resulting in an increased uncertainty as to their successful execution. There are currently no substantive binding contracts, agreements or understandings with respect to any particular transaction outside the normal course of business other than those disclosed in Note 25 — Subsequent Events.

The Company remains heavily dependent on its parent and affiliates for funding and capital support and there can be no assurance that its parent or affiliates will continue such actions. GMAC has disclosed that if the Company were to need additional support, GMAC would provide that support so long as it was in the best interests of GMAC stakeholders. While there can be no assurances, GMAC’s recently approved status as a regulated bank holding company has increased the importance of its support for the Company as its core mortgage loan origination and servicing business provides diversification benefits for GMAC.

On January 30, 2009, GMAC acquired 100 percent of the Company’s non-voting equity interest in IB Finance Holding Company, LLC (“IB Finance”) the parent company of GMAC Bank. This transaction included GMAC converting its $806 million of preferred interests in the Company into IB Finance interests and forgiving $830 million of the Company’s debt. As a result, all voting and economic interests in IB Finance are now owned directly by GMAC. The Company intends to continue to utilize GMAC Bank as a source of funding to support the Company’s on-going business activities and expects to continue to provide certain servicing, administrative and other functions to GMAC Bank. The Company’s continuing business involvement with GMAC Bank will adhere to existing and future regulatory restrictions placed upon GMAC Bank related to its transactions with affiliates. See Note 25 of the consolidated financial statements for subsequent events disclosure. The completion of the sale of IB Finance increased the Company’s consolidated tangible net worth by approximately $894

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million. For this purpose, consolidated tangible net worth is defined as the Company’s consolidated equity, excluding intangible assets and any equity in GMAC Bank to the extent included in the Company’s consolidated balance sheet. Subsequent to the January 30, 2009 sale and deconsolidation of IB Finance, the Company remains in compliance as of the date of this filing with its consolidated tangible net worth requirement of $250.0 million.

Although GMAC’s continued actions through various funding and capital initiatives demonstrate support for the Company, and GMAC’s status as a bank holding company and completion of its debt exchange better positions GMAC to be capable of supporting the Company, there are currently no commitments or assurances for future funding and/or capital support, except as otherwise provided in this Form 10-K. Consequently, there remains substantial doubt about the Company’s ability to continue as a going concern. Should GMAC no longer continue to support the capital or liquidity needs of the Company or should the Company be unable to successfully execute other initiatives, it would have a material adverse effect on its business, results of operations and financial position.

2.	Basis of Presentation and Significant Accounting Policies

Consolidation and Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements have been prepared as if the Company had been in place for all periods presented. The consolidated financial statements include the accounts of the Company and its subsidiaries after eliminating all significant intercompany balances and transactions. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (GAAP). Certain 2007 and 2006 amounts have been reclassified to conform to the 2008 presentation.

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

Effective June 30, 2008, based on changes in the management structure, the PIA business, previously reported as part of the Residential Financial Group segment, is now consolidated into the Company’s Corporate and Other segment. As a result, as required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, prior year financial data has been changed retrospectively to reflect the current period presentation.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. The Company’s estimates and assumptions primarily arise from risks and uncertainties associated with prepayment estimates, interest rate volatility and credit exposure. In developing the estimates and assumptions, management uses all available evidence. Because of uncertainties

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with estimating the amounts, timing and likelihood of possible outcomes, actual results could differ from the Company’s estimates. The Company’s critical accounting estimates include the allowance for loan losses, valuation of mortgage servicing rights, and the valuation of securitized interests that continue to be held by the Company.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of incurred losses inherent in the mortgage loans held for investment, lending receivables and automotive finance receivables and lease financing portfolios. Additions to the allowance for loan losses are reflected within the provision for loan losses on the statement of income. The allowance for loan losses consists of a component for individual loan impairment recognized and measured in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114 Accounting by Creditors for Impairment of a Loan and one or more components of collective loan impairment recognized in accordance with SFAS No. 5, Accounting for Contingencies. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Loans outside the scope of SFAS No. 114 and loans that are individually evaluated and determined not to be impaired under SFAS No. 114 are grouped into pools, based on similar risk characteristics, and evaluated for impairment in accordance with SFAS No. 5. Impairment of loans determined to be impaired under SFAS No. 114 is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, an observable market price, or the fair value of the collateral, whichever is determined to be the most appropriate. Estimated costs to sell or realize the value of the collateral on a discounted basis are included in the impairment measurement.

The Company performs periodic and systematic detailed reviews of its lending portfolios to identify risks and assess the overall collectibility of those portfolios. Loss models are utilized for these portfolios, which consider a variety of factors, including, but not limited to historical loss, changes in the size or characteristics of the portfolios, economic conditions and other relevant factors. The portion of loans deemed uncollectible is charged off against the allowance. Recoveries of previously charged-off amounts increase the allowance for loan losses. The adequacy of the allowance for loan losses is highly dependent upon management’s estimate of variables affecting valuation of collateral, evaluations of performance and status, and the amounts and timing of future cash flows expected to be received on impaired loans, lending receivables and leases. Such estimates, appraisals, evaluations and cash flows may be subject to frequent adjustments due to changing economic conditions of borrowers or the value of the underlying collateral. These estimates are reviewed periodically and adjustments, if necessary, are recorded in the provision for loan losses in the periods in which they become known.

Mortgage Servicing Rights

Primary servicing involves the collection of payments from individual borrowers and the distribution of these payments to the investors. Master servicing rights represent the Company’s right to service mortgage and asset-backed securities and whole-loan packages issued for investors. Master servicing involves the collection of borrower payments from primary servicers and the distribution of those funds to investors in mortgage and asset-backed securities and whole-loan packages.

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MSRs do not trade in an active market with observable prices. Therefore, the Company uses internally developed discounted cash flow models to estimate the fair value of MSRs. These internal valuation models estimate net cash flows based on internal operating assumptions that the Company believes would be used by market participants, combined with market-based assumptions for loan prepayment rates, interest rates and discount rates that management believes approximate yields required by investors in this asset. Cash flow assumptions are based on the Company’s actual performance, and where possible, the reasonableness of assumptions is periodically validated through comparisons to other market participants. Credit loss assumptions are based upon historical experience and the characteristics of individual loans underlying the MSRs. Prepayment speed estimates are determined from historical prepayment rates on similar assets or obtained from third-party data. Return requirement assumptions are determined using data obtained from market participants, where available, or based on current relevant interest rates plus a risk-adjusted spread. Since many factors can affect the estimate of the fair value of mortgage servicing rights, the Company regularly evaluates the major assumptions and modeling techniques used in its estimate and reviews such assumptions against market comparables, if available.

The Company monitors the actual performance of its MSRs by regularly comparing actual cash flow, credit and prepayment experience to modeled estimates. The Company periodically invests in trading derivative financial instruments to mitigate the effect of changes in fair value from the interest rate risk inherent in the MSRs.

Securitizations and Interests that Continue to be Held by the Company

The Company securitizes, sells and services residential mortgage loans and home equity loans and credit lines (mortgage loans). Securitizations are structured both as sales and secured financings. Interests that continue to be held by the Company in the securitized and sold loans are generally retained in the form of mortgage-backed securities, residual interests, interest-only strips and principal-only strips. Interests that continue to be held by the Company are generally subordinate to investors’ interests. The investors and the securitization trusts generally have no recourse in the Company’s other assets for failure of debtors to pay when due, with the exception of customary market representation and warranty repurchase provisions and in certain transactions, early payment default provisions.

The Company retains servicing responsibilities for the majority of residential mortgage loans securitizations. The Company may receive servicing fees based on securitized loan balances and certain ancillary fees, all of which are recorded in servicing fee income. The Company also retains the right to service the residential loan sold as a result of mortgage-backed security transactions with Ginnie Mae, Fannie Mae, and Freddie Mac.

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On January 1, 2008, the Company adopted SFAS No. 159 that permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. The Company elected to measure at fair value certain financial assets and liabilities held by ResCap, including certain collateralized debt obligations and certain mortgage loans held for investment and related debt held in on-balance sheet securitization structures. The Company’s intent in electing fair value for these items was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities. See Note 17 for additional disclosure on financial assets and liabilities valued at fair value.

Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term highly liquid investments with original maturities of 90 days or less. The balance of cash equivalents was $2.4 and $2.0 billion at December 31, 2008 and 2007, respectively. The book value of cash equivalents approximates fair value because of the short maturities of these instruments. Cash and cash equivalents that have restrictions as to the Company’s ability to withdraw the funds are included in other assets in the consolidated balance sheet. At December 31, 2008 and 2007, restricted cash was $1.4 billion and $490.4 million, respectively.

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or estimated fair value and are evaluated at a product-type level for the domestic portfolio and at a country level for the international portfolio. Where loans are adjusted to fair value, actual results could differ from the Company’s estimates as a result of uncertainties associated

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with assumptions used in these valuation techniques. Mortgage loans held for sale are placed on nonaccrual status when contractually delinquent for 60 days. Interest income accrued at the date a loan is placed on nonaccrual status is reversed and subsequently realized only to the extent it is received in cash. Loan origination fees, as well as discount points and incremental direct origination costs, are initially recorded as an adjustment of the cost of the loan and are reflected in gain on sale of mortgage loans when the loan is sold.

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

The Company finances a portion of its trading and available for sale securities through repurchase agreements with various counterparties. In certain instances the purchase and financing may be with the same counterparty. The Company views the purchase and financing as two distinct transactions and accounts for them separately.

Mortgage Loans Held for Investment and Lending Receivables

Mortgage loans held for investment and lending receivables are carried at the principal amount outstanding, less SFAS No.159 fair value adjustments, net deferred origination fees, discounts and allowance. The Company’s classification of its mortgage loans between loans held for sale and loans held for investment is based on management’s assessment of its intent and forecasted ability to hold loans for the foreseeable future or until maturity. Management’s view of foreseeable future is generally a twelve-month period based on the longest reasonably reliable net income, liquidity and capital forecast period. Management’s actual ability to hold loans for the foreseeable future with respect to certain mortgage loans is subject to a number of factors, including economic, liquidity and capital conditions and therefore may change. As of each reporting period, management has determined its ability to hold loans for the foreseeable future based on assumptions and cash and capital requirements.

Historically, the Company acquired certain loans individually and in groups or portfolios, which had experienced deterioration of credit quality between origination and the Company’s acquisition. The amount paid for these loans reflected the Company’s determination that it is probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The Company recognized the accretable yield to the excess of the estimate of undiscounted expected principal, interest and other cash flows (expected at acquisition to be collected) over the initial investment in the acquired asset.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreclosed Assets

Foreclosed assets represent properties acquired through foreclosure and are carried at the lower of cost or fair value less estimated costs to sell and are reported in other assets in the consolidated balance sheet. Gains and losses on the sale of foreclosed assets are reported in (loss) gain on foreclosed real estate.

Property and Equipment

Property and equipment, stated at cost net of accumulated depreciation and amortization, are reported in other assets. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which generally ranges from three to thirty years. Direct software development costs associated with the design, construction and improvements of internal systems are capitalized. Capitalized software is generally amortized on a straight-line basis over its useful life, generally not greater than three years. Capitalized software that is not expected to have substantive service potential or development costs that significantly exceed the amount originally expected are considered impaired and written down to fair value. Software expenditures that are considered general, administrative or of a maintenance nature are expensed as incurred.

Derivative Instruments and Hedging Activities

In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, all derivative financial instruments, whether designated for hedging relationships or not, are recorded on the consolidated balance sheet as assets or liabilities and carried at fair value. At the inception of the derivative contract, the Company determines whether the instrument will be part of a qualifying hedge accounting relationship. For each of these relationships, the Company designates the qualifying derivative financial instrument as a hedge of the fair value of a recognized asset or liability (fair value hedge) or a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Company also uses derivative financial instruments that do not qualify for hedge accounting under GAAP. Changes in the fair value of derivative financial instruments that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability attributable to the hedged

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

risk, are recorded in current period earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative financial instruments is recorded in other comprehensive income, a component of equity, and recognized in the income statement when the hedged cash flows affect earnings. Changes in the fair value of derivative financial instruments held for risk management purposes that do not meet the criteria to qualify for hedge accounting under GAAP are reported in current period earnings. The ineffective portions of fair value and cash flow hedges are immediately recognized in earnings. In March 2008, the Financial Accounting Standards Board (FASB) amended Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, amends and expands the disclosure requirements of Statement 133 to provide users of financial statements with an enhanced understanding of how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

The Company enters into various forward contracts including, but not limited to, short securities, agency to-be-announced securities (“TBAs”), options, futures, swaps, and caps. Due to the nature of these instruments, they may be in a receivable/asset position or a payable/liability position at the end of an accounting period. Amounts payable to, and receivable from, the same party under contracts may be offset as long as certain conditions are met. The right to offset exists when all of the following conditions are met: each of the two parties owes the other determinable amounts; the reporting party has the right to offset the amount owed with the amount owed by the other party; the reporting party intends to offset; the right of offset is enforceable by law. If the aforementioned conditions are not met, amounts payable to and receivable from are presented on a gross basis. The Company has elected to present derivatives, which do not meet all of the four criteria listed above on a gross basis in the balance sheet.

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

The hedge accounting treatment described above is no longer applied if a derivative financial instrument is terminated or the hedge designation is removed. For terminated fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the asset or liability and are recognized into income over the remaining life of the asset or liability. In 2007, the Company discontinued hedge accounting for mortgage loans held for sale. For terminated cash flow hedges, unless it is probable that the forecasted cash flow will not occur within a specified time frame, any changes in fair value of the derivative financial instrument remain in other comprehensive income, a component of equity, and are reclassified into earnings in the period that the hedged asset or liability affects income. In 2007, the Company terminated its cash flow hedging program for nearly all debt instruments. As of December 31, 2008, the Company held only limited hedge accounting relationships on fixed rate senior unsecured public debt due to the significant debt refinancing events that occurred throughout 2008.

Loan Commitments

The Company enters into commitments to make loans whereby the interest rate on the loan is set prior to funding (i.e. interest rate lock commitments or IRLCs). IRLCs for loans to be originated or purchased for sale, and for loans to be purchased and held for investment, are derivative financial instruments carried at fair value in accordance with SFAS No. 133 and SAB No. 105. In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (SAB No. 109). SAB No. 109

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

superseded previous SEC guidance on written loan commitments and now requires expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Effective January 1, 2008, the expected net future cash flows related to the associated servicing of the loan are accounted for through earnings for all written loan commitments accounted at fair value. Servicing assets are recognized as distinct assets once they are contractually separated from the underlying loan by sale or securitization. IRLCs are recorded at fair value with changes in value recognized in current period earnings. The determination of the change in fair value includes an estimate of the future MSR that will arise when the loan is sold or securitized. Additionally, Emerging Issues Task Force issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3) was rescinded by SFAS No. 157; accordingly, the Company now recognizes day-one gains on derivative IRLCs when applicable.

Liability for Assets Sold with Recourse

In connection with the sale of certain mortgage loans, the Company estimates a liability for representations and warranties made in the normal course of the securitization process for assets sold with recourse. The Company provides for such exposures at the time the loans are sold based upon management’s estimate of losses. The liability is adjusted through other expense to reflect changes in the anticipated liability. Management believes that the liability for assets sold with recourse is adequate to provide for losses related to loans sold with limited recourse obligations. The liability is included within other liabilities on the consolidated balance sheet.

Reinsurance Arrangements

The Company has entered into excess layer reinsurance agreements with non-affiliated private mortgage insurance (PMI) companies that provide PMI for the Company’s mortgage loan servicing portfolio. The Company assumes the risk of loss over a specified first loss percentage for covered loans and in return earns a portion of the PMI premium associated with those mortgage loans. The Company reserves for loss and loss adjustment expenses when notices of default on insured mortgage loans are received and the specified first loss percentage covered by the ceding company is exhausted. The reserve for insurance losses totaled $90 million for the year ended December 31, 2008. There were no loss or loss adjustment expense reserves at December 31, 2007.

Income Taxes

The Company, including the majority of its domestic subsidiaries, is a pass-through entity for U.S. tax purposes and therefore, does not provide for federal income tax. The Company is included in the consolidated GMAC unitary and/or consolidated state income tax returns. The Company provides for its unitary and/or consolidated filings pursuant to a tax sharing arrangement with GMAC. GMAC will periodically settle these income tax liabilities or receivables. Any separate state tax filing liabilities are accrued on a stand-alone basis. The Company’s banking and foreign businesses generally operate as corporations and continue to be subject to and provide for U.S. federal, state and or foreign income tax.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which supplements Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes , by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is more-likely-than-not to be sustained solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. The adoption of this interpretation resulted in a $0.4 million decrease in retained earnings.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2006, GMAC elected to be treated as a multi-member LLC and to be taxed as a partnership for federal income tax purposes. At the same time, the Company and the majority of its domestic subsidiaries were converted to LLCs for tax purposes. Prior to the election, the Company was included in the consolidated U.S. federal income tax return, several unitary and/or consolidated state returns, and a number of foreign consolidated income tax returns of GM. The Company provided for its unitary and/or consolidated state filings and foreign consolidated filings pursuant to a tax sharing arrangement with GM. Periodically, GM settled these income tax liabilities or receivables. Any separate state tax filing liabilities were accrued on a stand-alone basis.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 141(R) — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after December 15, 2008. SFAS No. 141(R), effective for the Company on January 1, 2009, applies to all transactions or other events in which the Company obtains control in one or more businesses. Management will assess each transaction on a case-by-case basis as they occur.

Statement of Financial Accounting Standards No. 160 — In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”), which requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. Management will assess each transaction on a case-by-case basis as they occur.

FASB Staff Position (FSP) FAS No. 140-3 — In February 2008, the FASB issued FSP FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty. FSP FAS No. 140-3 provides guidelines that must be met in order for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation. If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction. This FSP is effective for fiscal years beginning after November 15, 2008, and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after adoption. The Company believes the impact of adopting FAS No. 140-3 will not have a material effect on the consolidated financial statements.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Financial Accounting Standards No. 161 — In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires specific disclosures regarding the location and amounts of derivative instruments in the financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however, early application is permitted. Because SFAS No. 161 impacts the disclosure and not the accounting treatment for derivative instruments and related hedged items, the adoption of SFAS No. 161 will not have an impact on the Company’s consolidated financial statements.

FSP FAS No. 142-3 — In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets. FAS No. 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP FAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company believes the impact of adopting FSP FAS No. 142-3 will not have a material effect on the consolidated financial statements.

EITF Issue No. 08-5 — In September 2008, The Emerging Issues Task Force (“EITF”) issued EITF No. 08-5, Issuer’s Accounting for Liabilities at Fair Value with a Third-Party Credit Enhancement (“Issue No. 08-5”). Issue No. 08-5 states that the issuer of debt with a third-party credit enhancement that is inseparable from the debt instrument shall not include the effect of the credit enhancement in the fair value measurement of the liability. This Issue is effective on a prospective basis for periods beginning after December 15, 2008. The impact of adopting Issue No. 08-5 is not expected to have a material impact on the consolidated financial statements.

EITF Issue No. 08-6 — In November 2008, the EITF issued EITF No. 08-6, Equity Method Investment Accounting Considerations (“Issue No. 08-6”) which address (1) how the initial carrying value of an equity method investment should be determined, (2) how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, (3) how an equity method investee’s issuance of shares should be accounted for, and (4) how to account for a change in an investment from the equity method to the cost method. This Issue shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This Issue shall be applied prospectively with early application prohibited. The Company believes the impact of adopting EITF No. 08-6 will not have a material impact on the consolidated financial statements.

FSP FAS 132(R)-1 — In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, to provide guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. This FSP provides objectives for the disclosure about the Company’s (1) investment policies and strategies, (2) categories of plan assets, (3) fair value measurements, and (4) significant concentrations of risk. This FSP is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. Earlier adoption is permitted. Because this impacts the disclosure and not the accounting treatment for benefit and other postretirement plans, adoption of this FSP will not have a material effect on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

Statement of Financial Accounting Standards No. 157 — On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a definition of fair value,

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

establishes a framework for measuring fair value under GAAP, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstance. The Company adopted SFAS No. 157 on a prospective basis. SFAS No. 157 required retrospective adoption of the recision of Emerging Issues Task Force issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (“EITF 02-3”) and certain other guidance. The impact of adopting SFAS No. 157 and the revision of EITF 02-3 on January 1, 2008, was an increase to beginning retained earnings through a cumulative effect of a change in accounting principle of approximately $23.2 million, related to the recognition of day-one gains on purchased mortgage servicing rights and certain residential loan commitments. Refer to Note 17— Fair Value — for further detail.

Statement of Financial Accounting Standards No. 159 — On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. The Company elected to measure at fair value certain financial assets and liabilities, including certain collateralized debt obligations and certain mortgage loans held for investment and debt held in on-balance sheet securitization structures. The cumulative effect to beginning retained earnings was a decrease through a cumulative effect of a change in accounting principle of approximately $178.5 million on January 1, 2008. Refer to Note 17 — Fair Value — for further detail.

SEC Staff Accounting Bulletin No. 109 — On January 1, 2008, the Company adopted Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB No. 109”). SAB No. 109 provides the SEC staff’s views on the accounting for written loan commitments recorded at fair value under GAAP, and revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments (“SAB No. 105”). SAB No. 105 provided the views of the SEC staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS No. 133. SAB No. 105 states that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. SAB No. 109 supersedes SAB No. 105 and expresses the current view of the SEC staff that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No. 159, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 105 also indicated that the SEC staff believed that internally developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. SAB No. 109 retains that SEC staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The prospective adoption of SAB No. 109 did not have a material impact on the Company’s consolidated financial statements.

FSP FIN No. 39-1 — On January 1, 2008, the Company adopted FIN No. 39-1, Amendment of FASB Interpretation No. 39 . FIN No. 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP requires an entity to make an election related to the offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments without regard to the company’s intent to settle the transactions on a net basis. The Company has elected to present these items gross. Upon adoption of FSP

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FIN No. 39-1, the Company increased its December 31, 2007 other assets and other liabilities equally by approximately $1.2 billion.

Statement of Financial Accounting Standards No. 162 — In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS No. 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles (SAS No. 69). SFAS No. 162 was effective as of November 2008, 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles approved in September 2008. The adoption of SFAS No. 162 did not have a material effect on the consolidated financial statements because the Company has utilized the guidance within SAS No. 69.

FSP FAS No. 133-1 and FIN No. 45-4 — In September 2008, the FASB issued FSP FAS No. 133-1 and FIN No. 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. FSP FAS No. 133-1 and FIN No. 45-4 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging. FSP FAS No. 133-1 and FIN No. 45-4 are effective for annual and interim reporting periods ending after November 15, 2008. In addition, this FSP encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. Because this impacts the disclosure and not the accounting treatment for credit derivative instruments and other guarantees, the adoption of this FSP will not have an impact on the consolidated financial statements.

FSP FAS 157-3 — In October 2008, the FASB directed the FASB Staff to issue FSP FAS No. 157-3, Determining Fair Value of a Financial Asset in a Market that is Not Active. This FSP applies to financial assets within the scope of all accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FASB Statement No. 154, Accounting Changes and Error Corrections, paragraph 19). The disclosure provisions of Statement No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The impact of adopting FSP FAS No. 157-3 did not have a material impact on the Company’s consolidated financial statements.

FSP FAS No. 140-4 and FIN No. 46(R)-8 — In December 2008, the FASB directed the FASB Staff to issue FSP FAS No. 140-4 and FIN No. 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities: An amendment to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46R”), to require public enterprises to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is a sponsor that has a variable interest in a variable interest entity and an enterprise that holds a

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significant variable interest in a qualifying special-purpose entity but was not the transferor of financial assets to the qualifying special-purpose entity. The disclosures are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and enterprise’s involvement with variable interest entities. FSP FAS No. 140-4 and FIN No. 46(R)-8 are effective for the first reporting period ending after December 15, 2008. Because this impacts the disclosure and not the accounting treatment for transfers of financial assets, extinguishments of liabilities and involvements with variable interest entities and other guarantees, the adoption of this FSP did not have a material impact on the consolidated financial statements.

FSP EITF 99-20-1 — In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20, to achieve a more consistent determination of whether an other-than-temporary impairment has occurred for debt securities classified as available-for-sale or held-to-maturity. This FSP amends Issue 99-20 to align the impairment guidance for beneficial interests with that of other investments analyzed for impairment under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investment is Debt and Equity Securities. This FSP shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

3.	Mortgage Loans Held for Sale

Residential mortgage loans held for sale were as follows:

	December 31,
	2008	2007
	(In thousands)
Prime conforming	$253,681	$3,072,593
Prime non-conforming	1,201,982	5,537,946
Prime second-lien	4,553	729,323
Government	1,214,722	816,285
Nonprime	574,524	2,090,433

Total unpaid principal balance	3,249,462	12,246,580
Net (discounts) premiums	(10,533)	(20,064)
Lower of cost or fair value adjustment	(610,022)	(228,280)

Total, net	$2,628,907	$11,998,236

The net carrying values by loan type were as follows:

	December 31,
	2008	2007
	(In thousands)
Prime conforming	$252,737	$3,054,747
Prime non-conforming	856,956	5,376,538
Prime second-lien	4,259	723,369
Government	1,227,648	817,504
Nonprime	287,307	2,026,078

Total, net	$2,628,907	$11,998,236

At December 31, 2008 and 2007, the Company pledged mortgage loans held for sale of $1.8 and $9.5 billion, respectively, in carrying value as collateral for certain borrowings (see Note 12) and $0.0 and $0.2 billion for obligations related to certain HLTV securitizations at December 31, 2008 and 2007, respectively (see Note 23).

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008 and 2007, the nonprime mortgage loans held for sale include $0.5 and $1.9 billion in unpaid principal balance of internationally held loans, respectively. In the United Kingdom and certain international jurisdictions, offering a reduced introductory rate to borrowers is customary market practice and thus the interest rate would not be considered “below market”.

Unforeseen liquidity events have resulted in necessary actions taken to sell mortgage loans to generate incremental liquidity, resulting in the Company reclassifying $3.6 billion of mortgage loans previously categorized as held for investment to mortgage loans held for sale. The carrying value of these loans was transferred and the loans were revalued resulting in a loss on mortgage loans of approximately $1.2 billion. Either the loans transferred were sold prior to December 31, 2008 or the Company intends to sell them in the near term. As of December 31, 2008, mortgage loans held for sale with an unpaid principal balance of $541.5 million remained on the balance sheet that were part of the $3.6 billion of mortgage loans transferred during the fiscal year 2008.

4.	Trading Securities

Trading securities were as follows:

	December 31,
	2008	2007
	(In thousands)
Mortgage and asset-backed securities	$207,756	$905,292
U.S. Treasury securities	—	257,320
Principal-only securities	18,306	46,390
Residual interests	273,926	684,701
Interest-only securities	100,398	181,138
Other	1,103	15,849

Total	$601,489	$2,090,690

Net unrealized losses on trading securities held at end of period	$(1,701,224)	$(635,140)

Interests that continue to be held by the Company from the Company’s off-balance sheet securitizations are retained in the form of mortgage-backed securities, residual interests, interest-only strips and principal-only strips. At December 31, 2008 and 2007, trading securities totaling $0.5 and $1.3 billion, respectively, were interests that continue to be held by the Company from the Company’s off-balance sheet securitizations (see Note 21).

At December 31, 2008 and 2007, the Company pledged trading securities with a carrying value of $127.8 and $751.6 million, respectively, as collateral for the GMAC revolver, collateralized borrowings and repurchase agreements (See Note 12).

Prior to the fourth quarter of 2008, the Company was the primary beneficiary of certain collateralized debt obligations (“CDOs”) and as such, consolidated the entities in accordance with FIN No. 46R. In the fourth quarter of 2008, the Company sold 100% of its ownership in its CDO entities, including equity in the CDO, retained bonds, and all asset management responsibilities. The Company has no further continuing involvement in the CDOs and as a result applied sale accounting to the assets transferred into the CDOs. Further, the Company is no longer deemed to be the primary beneficiary of the CDOs and, thus, consolidation of the remaining on-balance sheet entities is no longer required. The deconsolidation of the CDOs resulted in a reduction in trading securities of $148.6 million.

The Company did not have any trading securities purchased from and financed with the same counterparty at December 31, 2008 and 2007.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Mortgage Loans Held for Investment

Mortgage loans held for investment were as follows:

	December 31,
	2008(a)	2007
	(In thousands)
Prime conforming	$883,974	$1,099,221
Prime non-conforming	14,623,750	18,057,688
Prime second-lien	5,982,217	5,928,662
Government	170,224	215,507
Nonprime	11,542,191	17,747,020

Total unpaid principal balance	33,202,356	43,048,098
Net (discounts) premiums	(486,084)	(885,502)
SFAS No. 159 fair value adjustment	(6,828,912)	—
Allowance for loan losses	(1,141,785)	(832,274)

Total, net	$24,745,575	$41,330,322

The net carrying values by loan type were as follows:

	December 31,
	2008(a)	2007
	(In thousands)
Prime conforming	$800,204	$1,064,777
Prime non-conforming	13,846,940	17,943,448
Prime second-lien	4,742,857	5,824,123
Government	147,254	182,634
Nonprime	5,208,320	16,315,340

Total, net	$24,745,575	$41,330,322

(a)	See Note 17 — Fair Value — $8.7 billion of total unpaid principal balance is recorded at a fair value of $1.9 billion under SFAS No. 159 as of December 31, 2008.

At December 31, 2008 and 2007, the carrying value of mortgage loans held for investment relating to securitization transactions accounted for as collateralized borrowings in securitization trusts, and thus pledged as collateral, totaled $3.6 and $16.0 billion, respectively. The investors in these on-balance sheet securitizations and the securitization trusts have no recourse to the Company’s other assets beyond the loans pledged as collateral. Additionally the Company pledged mortgage loans held for investment of $19.3 and $22.0 billion as collateral for other secured borrowings at December 31, 2008 and 2007, respectively (see Note 12).

Mortgage loans held for investment are generally placed on nonaccrual status when they become 60 days delinquent or when the timely collection of the principal of the loan, in whole or part, is doubtful. At December 31, 2008 and 2007, mortgage loans held for investment on nonaccrual status totaled $5.8 and $5.3 billion, respectively. If nonaccrual mortgage loans held for investment had performed in accordance with their original terms, the Company would have recorded additional interest income of approximately $196.2, $201.8 and $307.0 million during years ended December 31, 2008, 2007 and 2006, respectively.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s policy is to charge-off loans in the period in which they are deemed uncollectible. Charge-offs are applied against portfolio-level allowance for loan loss related to the portfolio.

During the twelve months ended December 31, 2008 and 2007, the Company transferred certain mortgage loans from mortgage loans held for sale to mortgage loans held for investment due to market conditions and the Company’s intent and forecasted ability to hold these loans for the foreseeable future. Loans with an unpaid principal balance of approximately $1.1 and $13.8 billion were transferred at lower of cost or fair value in accordance with the Company’s accounting policy. Where fair value is less than amortized cost, the fair value becomes the new basis and the recognized discount is amortized to income as a yield adjustment over the life of the related assets.

During the fourth quarter of 2008, the company completed the sale of residual cash flows related to a number of on-balance sheet securitization trusts and the necessary actions to cause the securitization trusts to satisfy the QSPE requirements of SFAS No. 140. The combination of those actions resulted in the deconsolidation of various securitization trusts and the removal of $2.4 billion in mortgage loans held for investment unpaid principal balance, net of the related allowance for loan loss of $127.3 million, $36.8 million of real-estate owned assets, $2.5 billion of collateralized borrowings, capitalization of $6.9 million of mortgage servicing rights and gains on sale totaling $0.4 million for the year ended 2008. Similar actions were taken during the second, third and fourth quarters of 2007 resulting in the removal of $25.9 billion in mortgage loans held for investment unpaid principal balance, net of the related allowance for loan loss of $1.5 billion, $626.2 million of real-estate owned assets, $26.6 billion of collateralized borrowings, capitalization of $75.6 million of mortgage servicing rights and gains on sale totaling $525.7 million in the twelve months ended 2007.

The Company mitigates some of the credit risk associated with certain mortgage loans held for investment by purchasing mortgage insurance. Mortgage loans with an unpaid principal balance of $648.4 million at December 31, 2008 have limited protection through this insurance.

As of December 31, 2008, the five largest state and foreign concentrations based on unpaid principal balance for the Company’s mortgage loans held for investment were as follows:

California	17.3%
United Kingdom	7.3
Continental Europe	6.8
Florida	6.2
Michigan	4.3
All other	58.1

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

High loan-to-value mortgage loans, which are classified as nonprime loans, are defined as first-lien loans with loan-to-value ratios equal to or in excess of 100%, or second-lien loans that when combined with the underlying first-lien mortgage loan result in a loan-to-value ratio equal to or in excess of 100%. The Company’s production of high loan-to-value mortgage loans was $0.6 and $2.9 billion during the years ended December 31, 2008 and 2007 respectively. The combined exposure of high loan-to-value mortgage loans recorded in mortgage loans held for investment and mortgage loans held for sale totaled $3.8 and $5.9 billion of unpaid principal balance at December 31, 2008 and 2007, respectively.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Payment option adjustable rate mortgage loans, which are classified as prime non-conforming loans, permit a variety of repayment options. The repayment options include minimum, interest-only, fully amortizing 30-year and fully amortizing 15-year payments. The minimum payment option sets the monthly payment at the initial interest rate for the first year of the loan. The interest rate resets after the first year, but the borrower can continue to make the minimum payment. If the minimum payment is not adequate to cover the interest amount due on the mortgage loan, the loan would have negative amortization, which will result in an increase in the mortgage loan’s principal balance. The interest-only option sets the monthly payment at the amount of interest due on the loan. If the interest-only option payment would be less than the minimum payment, the interest-only option is not available to the borrower. The interest-only payment option operates in the same manner as the interest-only mortgage loans described above. Under the fully amortizing 30-year and 15-year payment options, the borrower’s monthly payment is set based on the interest rate, loan balance and remaining loan term. The Company’s production of payment option adjustable rate mortgage loans was approximately $0.2 million and $7.6 billion during the years ended December 31, 2008 and 2007, respectively. The combined exposure of payment option adjustable rate mortgages recorded in mortgage loans held for investment and mortgage loans held for sale totaled $0.3 and $1.7 billion of unpaid principal balance at December 31, 2008 and 2007, respectively.

Interest-only mortgage loans, which are classified as prime non-conforming loans for domestic production and prime non-conforming or nonprime loans for international production, allow interest-only payments for a fixed period of time. At the end of the interest-only period, the loan payment includes principal payments and increases significantly. The borrower’s new payment once the loan becomes amortizing (i.e., includes principal payments) will be greater than if the borrower had been making principal payments since the origination of the loan. The longer the interest-only period, the larger the amortizing payment will be when the interest-only period ends. The Company’s production of interest-only loans was $3.4 and $30.0 billion during the years ended December 31, 2008 and 2007, respectively. The combined exposure of interest-only loans recorded in mortgage loans held for investment and mortgage loans held for sale totaled $10.5 and $18.3 billion of unpaid principal balances at December 31, 2008 and 2007, respectively.

Below market rate mortgage loans, which are classified as prime or nonprime loans, contain contractual features that limit the initial interest rate to a below market interest rate for a specified time period with an increase to a market interest rate in a future period. The increase to the market interest rate could result in a significant increase in the borrower’s monthly payment amount. The Company’s production of below market rate mortgage loans was $0.2 and $1.6 billion of unpaid principal balances during the years ended December 31, 2008 and 2007, respectively. The combined exposure of below market rate mortgages recorded in mortgage loans held for investment and mortgage loans held for sale totaled $0.8 and $0.7 billion at December 31, 2008 and 2007, respectively.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Lending Receivables

The composition of lending receivables was as follows:

	December 31,
	2008	2007
	(In thousands)
Construction:
Residential	$1,899,692	$2,844,647
Residential mezzanine	55,928	357,512
Resort	—	277,052

Total construction	1,955,620	3,479,211
Warehouse	1,556,391	1,669,583
Commercial business	1,462,701	2,614,692
Commercial real estate	1,633,000	1,031,937
Other	—	96,298

Total	6,607,712	8,891,721
Less allowance for loan losses	(602,404)	(485,226)

Total, net	$6,005,308	$8,406,495

At December 31, 2008 and 2007, the Company pledged the carrying value of lending receivables of $5.7 and $7.0 billion, respectively, as collateral for certain borrowings (see Note 12).

Lending receivables are generally placed on nonaccrual status when they become 90 days past due, or when the timely collection of the principal of the loan, in whole or in part, is doubtful. At December 31, 2008 and 2007, lending receivables on nonaccrual status totaled $1.3 billion and $631.0 million, respectively. If nonaccrual lending receivables had performed in accordance with their original terms, the Company would have recorded additional interest income of approximately $75.7, $75.4 and $17.6 million during the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, approximately 49% of the Company’s total lending receivables were collateralized by residential real estate in the United States. At December 31, 2008, the five largest state and foreign concentrations for the residential real estate collateralizing the Company’s total lending receivables were as follows:

California	16.7%
Texas	9.7
Florida	9.3
Arizona	6.4
Mexico	5.0
All other	52.9

100.0%

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2008, 2007 and 2006, the Company received real estate secured loans relating primarily to GM automotive dealers in the form of capital contributions. Prior to 2007, these loans were contributed to the mortgage division of GMAC Bank and were an increase to the Company’s equity. At December 31, 2006 the outstanding balance of these lending receivables was $335.9 million. Beginning in January 2007, these loans were contributed to the automotive division of GMAC Bank and now increase minority interest. The amount of loans contributed to the automotive division of GMAC Bank in 2008 and 2007 was $335.1 and $422.4 million, respectively. The automotive division of GMAC Bank accepted these loans after performing an independent analysis of underwriting criteria. If any of these financings become delinquent for a period of at least 60 days or upon the occurrence of other specified events, the Company has the right to require GMAC to purchase the loans for the unpaid principal plus accrued interest.

Investments in impaired lending receivables are summarized as follows:

	December 31,
	2008	2007
	(In thousands)
Lending receivables considered to be impaired without allowance	$630	$17,307
Lending receivables considered to be impaired with allowance	1,168,526	578,912

Total loans considered to be impaired	$1,169,156	$596,219

Allowance for loan losses on impaired lending receivables	$534,501	$314,985
Impaired lending receivables which are on nonaccrual status	$1,169,156	$593,533
Average balance of impaired lending receivables during the year	$973,561	$793,841

Interest income recognized on impaired receivables totaled $1.2, $0.2 and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively, of which $0.7, $0.0 and $0.1 million was recognized using the cash method.

The Company had $26.4, $47.2 and $28.9 million of lending receivables outstanding with terms that had been modified in troubled debt restructurings at December 31, 2008, 2007 and 2006, respectively. There were commitments of $79.0, $95.8 and $1.9 million at December 31, 2008, 2007 and 2006, respectively, to lend additional funds to customers whose lending receivables were classified as impaired.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Allowance for Loan Losses

The following is a summary of the activity in the allowance for loan losses:

	Mortgage Loans Held for Investment	Lending Receivables	Other	Total
	(In thousands)
Balance at January 1, 2006	$1,065,906	$187,407	$—	$1,253,313
Consolidation of IB Finance	—	—	25,667	25,667
Provision for loan losses	1,116,350	217,310	424	1,334,084
Charge-offs	(720,783)	(9,287)	(463)	(730,533)
Recoveries	46,888	1,211	129	48,228

Balance at December 31, 2006	1,508,361	396,641	25,757	1,930,759
Provision for loan losses	2,088,470	492,512	14,161	2,595,143
Charge-offs	(1,281,955)	(413,241)	(11,953)	(1,707,149)
Recoveries	57,244	9,314	5,331	71,889
Reduction of allowance due to deconsolidation(a)	(1,539,846)	—	—	(1,539,846)

Balance at December 31, 2007	832,274	485,226	33,296	1,350,796
Reduction to allowance due to fair value option election(b)	(488,981)	—	—	(488,981)
Provision for loan losses	1,673,347	559,035	23,027	2,255,409
Charge-offs	(791,212)	(432,416)	(27,121)	(1,250,749)
Recoveries	43,680	17,844	9,428	70,952
Reduction of allowance due to deconsolidation (a)	(127,323)	—	—	(127,323)
Resort Finance sale to GMAC Commercial Finance(c)	—	(27,285)	—	(27,285)

Balance at December 31, 2008	$1,141,785	$602,404	$38,630	$1,782,819

(a)	During the fourth quarter of 2008, the Company completed the sale of residual cash flows related to a number of on-balance sheet securitization trusts and the necessary actions to cause the securitization trusts to satisfy the QSPE requirements of SFAS No. 140. The combination of those actions resulted in the deconsolidation of various securitization trusts and the removal of $2.4 billion in mortgage loans held for investment unpaid principal balance, net of the related allowance for loan loss of $127.3 million, $36.8 million of real-estate owned assets, $2.5 billion of collateralized borrowings, capitalization of $6.9 million of mortgage servicing rights and gains on sale totaling $0.4 million for the year ended 2008. Similar actions were taken by the Company during the second, third and fourth quarters of 2007 resulting in the removal of $25.9 billion in mortgage loans held for investment unpaid principal balance, net of the related allowance for loan loss of $1.5 billion, $626.2 million of real-estate owned assets, $26.6 billion of collateralized borrowings, capitalization of $75.6 million of mortgage servicing rights and gains on sale totaling $525.7 million in the twelve months ended 2007.

(b)	See Note 17 — Fair Value — $489.0 million of allowance for loan losses was removed upon SFAS No. 159 election.

(c)	In the third quarter of 2008, the Resort Finance sale was completed to GMAC Commercial Finance. Upon completion, $27.3 million of allowance for loan loss was removed from the consolidated balance sheet.

See information regarding expected credit losses on mortgage loans sold in off-balance sheet securitization transactions in Note 21.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Mortgage Servicing Rights

The Company defines its classes of mortgage servicing rights based on both the availability of market inputs and the manner in which the Company manages its risks of its servicing assets and liabilities. The Company manages its mortgage servicing rights at the legal entity level domestically and the reportable operating segment level internationally. Sufficient market inputs exist to determine the fair value of the Company’s recognized servicing assets and servicing liabilities. GMAC Bank’s mortgage servicing assets of $419 million are included in GMAC Residential Holding for presentational purposes.

The following table summarizes the Company’s activity related to mortgage servicing rights carried at fair value:

	Mortgage Servicing Rights Managed By
	GMAC Residential Holding	GMAC-RFC Holding (Domestic Only)	International Business Group	Eliminations	Total
	(In thousands)
Estimated fair value at January 1, 2007	$3,752,733	$1,164,585	$12,743	$—	$4,930,061
Additions obtained from sales of mortgage loans	1,223,899	366,189	6,455	—	1,596,543
Additions from purchases of servicing assets	12,483	—	—	(9,291)	3,192
Subtractions from sales of servicing assets	(563,709)	—	—	—	(563,709)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(672,371)	(13,281)	(1,352)	—	(687,004)
Other changes in fair value	(238,364)	(333,483)	(678)	—	(572,525)
Other changes that affect the balance	—	(13,345)	358	9,291	(3,696)

Estimated fair value at December 31, 2007	3,514,671	1,170,665	17,526	—	4,702,862
Additions obtained from sales of mortgage loans	1,169,968	11,201	347	—	1,181,516
Additions from purchases of servicing assets	—	421	—	—	421
Subtractions from sales of servicing assets	(580,137)	(216,728)	—	—	(796,865)
Changes in fair value:
Recognized day one gains on previously purchased MSRs upon adoption of SFAS No. 157	10,552	—	—	—	10,552
Due to changes in valuation inputs or assumptions used in the valuation model	(1,016,337)	(379,643)	(5,348)	—	(1,401,328)
Other changes in fair value	(702,116)	(128,729)	(17,954)	—	(848,799)
Other changes that affect the balance	—	—	(509)	—	(509)

Estimated fair value at December 31, 2008	$2,396,601	$457,187	$(5,938)	$—	$2,847,850

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in fair value due to changes in valuation inputs or assumptions used in the valuation models include all changes due to a revaluation by a model or by a benchmarking exercise. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic run-off of the portfolio. Management converted the valuation of mortgage servicing rights managed within the GMAC-RFC Holding portfolio (domestic only) to a single valuation platform in the first quarter of 2007. This platform conversion included changing methodologies surrounding certain assumptions used in the mortgage servicing rights valuation. The impact of these changes increased the valuation $42.4 million and is included in the overall $13.3 million unfavorable change in fair value due to changes in valuation inputs or assumptions used in the valuation model for the year ended December 31, 2007. In addition, during the year ended December 31, 2008, the International Business Group recognized a $15.8 million valuation write-down to the servicing asset included in other changes in fair value related to the Company’s servicer obligations contingent on actions taken by bond holders in the securitizations. As the servicer obligation is within the underlying servicing contracts, this loss was reflected as write-down to the servicing assets held by the International Business Group. Other changes that affect the consolidated balance primarily include foreign currency adjustments and the extinguishment of mortgage servicing rights related to the exercise of clean-up calls of certain securitization transactions.

The key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10 and 20 percent adverse changes in those assumptions were as follows:

	December 31, 2008
	GMAC Residential Holding	GMAC-RFC Holding (Domestic Only)	International Business Group
	(Dollars in thousands)
Weighted average prepayment speed	26.3%	32.6%	7.5%
Range of prepayment speeds (constant prepayment rate)	4.7-46.5%	12.9-44.9%	0.7-27.8%
Impact on fair value of 10% adverse change	$(209,668)	$(29,527)	$(156)
Impact on fair value of 20% adverse change	(394,245)	(54,490)	(329)
Weighted average discount rate	6.9%	21.3%	24.4%
Range of discount rates	2.8-32.1%	2.7-130.3%	8.0-30.5%
Impact on fair value of 10% adverse change	$(23,250)	$(8,669)	$(216)
Impact on fair value of 20% adverse change	(45,716)	(16,553)	(422)

	December 31, 2007
	GMAC Residential Holding	GMAC-RFC Holding (Domestic Only)	International Business Group
	(Dollars in thousands)
Weighted average prepayment speed	18.6%	27.3%	8.3%
Range of prepayment speeds (constant prepayment rate)	11.7-49.1%	17.6-44.9%	0.0-28.4%
Impact on fair value of 10% adverse change	$(205,857)	$(59,134)	$(416)
Impact on fair value of 20% adverse change	(391,479)	(108,907)	(737)
Weighted average discount rate	8.4%	11.4%	11.7%
Range of discount rates	5.0-24.6%	6.2-29.0%	8.0-13.0%
Impact on fair value of 10% adverse change	$(47,592)	$(17,901)	$(552)
Impact on fair value of 20% adverse change	(83,442)	(35,166)	(995)

These sensitivities are hypothetical and should be considered with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The key economic assumptions used by the Company in valuing its mortgage servicing rights at the date of their initial recording were as follows:

Year Ended December 31, 2008
	GMAC Residential Holding	GMAC-RFC Holding (domestic only)	International Business Group
Range of prepayment speeds (constant prepayment rate)	7.5-48.5%	20.5-42.8%	1.2-15.7%
Range of discount rates	2.8-23.6%	13.5-16.6%	12.5-24.0%

Year Ended December 31, 2007
	GMAC Residential Holding	GMAC-RFC Holding (domestic only)	International Business Group
Range of prepayment speeds (constant prepayment rate)	9.6-45.2%	12.0-50.2%	0.4-14.1%
Range of discount rates	5.0-24.6%	6.1-27.4%	8.0-12.5%

The Company’s servicing rights’ primary risk is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher than expected prepayments, which could reduce the value of the mortgage servicing rights. The Company economically hedges the income statement impact of these risks with both derivative and non-derivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures and forward contracts, and/or purchasing or selling U.S. Treasury and principal-only securities. At December 31, 2008, the fair value of derivative financial instruments and non-derivative financial instruments used to mitigate these risks amounted to $977.4 and $0.0 million, respectively. At December 31, 2007, the fair value of derivative financial instruments and non-derivative financial instruments used to mitigate these risks amounted to $900.5 million and $257.3 million, respectively. The change in the fair value of the derivative financial instruments amounted to gains of $2.0 billion and $715.9 million for the years ended December 31, 2008 and 2007, respectively, and is included in servicing asset valuation and hedge activities, net in the Consolidated Statement of Income.

The components of servicing fees were as follows for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands)
Contractual servicing fees (net of guarantee fees and including subservicing)	$1,231,342	$1,516,501	$1,326,896
Late fees	112,510	163,950	130,023
Ancillary fees	143,917	109,952	126,755

Total	$1,487,769	$1,790,403	$1,583,674

The Company pledged mortgage servicing rights of $2.6 and $2.7 billion as collateral at December 31, 2008 and 2007, respectively. (See Note 12)

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has an active risk management program to hedge the value of MSRs. The MSRs risk management program contemplates the use of derivative financial instruments that experience changes in value offsetting those of the MSRs in response to changes in market interest rates. Refer to Note 18 for a discussion of the derivative financial instruments used to hedge MSRs.

During the third quarter of 2008, the Company’s consolidated tangible net worth, as defined, fell below $1.0 billion, giving Fannie Mae the right to pursue certain remedies under the agreement. The Company reached an agreement with Fannie Mae to provide them collateral valued at $200 million, in addition to $100 million previously provided, and agreed to sell and transfer the servicing on mortgage loans having an unpaid principal balance of approximately $12.6 billion, or approximately 9% of the total principal balance of loans the Company services for Fannie Mae. In return for these actions Fannie Mae agreed to forbear, until January 31, 2009, from exercising contractual remedies otherwise available due to the decline in consolidated tangible net worth, as defined. On January 29, 2009, Fannie Mae extended the forbearance agreement until March 31, 2009. These remedies could have included, among other things, reducing the Company’s ability to sell loans to them, reducing its capacity to service loans for them, or requiring it to transfer servicing of loans the Company services for them. Management believes that selling the servicing related to the loans described above had an incremental positive impact on the Company’s liquidity and overall cost of servicing, since the Company is no longer required to advance delinquent payments on those loans. Meeting Fannie Mae’s collateral request had a negative impact on the Company’s liquidity. Moreover, if Fannie Mae deems the Company’s consolidated tangible net worth, as defined, to be inadequate following the expiration of the forbearance period referred to above, and if Fannie Mae then determines to exercise their contractual remedies as described above, it would adversely affect the Company’s profitability and financial condition.

During the fourth quarter of 2008, GMAC Mortgage, LLC, a subsidiary of the Company, received notice from Fannie Mae that it was in breach of the servicer rating requirement as set forth in the Master Agreement between Fannie Mae and GMAC Mortgage, LLC. As a result of this breach, Fannie Mae is entitled to exercise certain rights and remedies as permitted by its contract with GMAC Mortgage, LLC. Fannie Mae is taking no immediate action as a result of this breach of the servicer rating requirement and is granting a temporary waiver of this requirement for the period from the date of notification, December 22, 2008, up to and including March 31, 2009, subject, however, to enhanced servicing reviews by Fannie Mae and Fannie Mae’s determination that GMAC Mortgage, LLC continues to provide satisfactory servicing performance. On March 31, 2009, the waiver will expire and GMAC Mortgage, LLC will be required to be in compliance with the servicer rating requirement. The Company is taking the necessary actions to be in compliance as of March 31, 2009; however, there can be no assurances the Company will be in compliance as of that date.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Investments In Real Estate and Other

Investments in real estate and other were as follows:

	December 31,
	2008	2007
	(In thousands)
Residential real estate:
Acquired through sale and leaseback agreements	$98,348	$636,228
Construction in progress	50,277	114,064
Real estate held for development	40,392	376,116

	189,017	1,126,408
Accumulated depreciation	(2,350)	(16,008)

Total residential real estate	186,667	1,110,400
Other investments:
Investments in partnerships	—	4,724
Investments in real estate projects	342,555	418,554
Other equity investments	6,797	96,039

Total	$536,019	$1,629,717

Depreciation expense related to the sale and leaseback agreements was $1.0, $6.4 and $6.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, the five largest state and foreign concentrations for the Company’s investments in residential real estate were as follows:

California	18.2%
North Carolina	16.2
Texas	14.0
Minnesota	10.2
Maryland	8.3
All other	33.1

Total	100.0%

At December 31, 2008, future minimum payments receivable on non-cancelable operating leases entered into under sale and leaseback transactions were as follows:

Year Ending December 31,
(In thousands)
2009	$5,767
2010	12,502
2011	—
2012	—
2013	—
Thereafter	—

$18,269

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rental income recorded by the Company for the years ended December 31, 2008, 2007 and 2006 was $37.4, $100.0 and $88.0 million, respectively. The five lessees with the largest lease commitments accounted for approximately 67% and 79% of the residential real estate acquired through sale and leaseback transactions at December 31, 2008 and 2007, respectively.

(Loss) income from other investments was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Investments in partnerships	$710	$(5,712)	$6,739
Investments in real estate projects	(44,321)	41,722	26,625
Other equity investments	(47,834)	(104,419)	45,365

10.	Goodwill

Following is a summary of the activity related to goodwill:

	Residential Finance Group	Business Capital Group	International Business Group	Total
	(In thousands)
Balance at January 1, 2007	$381,831	$10,748	$78,884	$471,463
Additions	22	—	—	22
Impairment losses	(381,853)	(8,363)	(64,612)	(454,828)
Foreign currency translation adjustments	—	—	(14,272)	(14,272)
Disposal of healthcare business	—	(2,385)	—	(2,385)

Balance at December 31, 2007	—	—	—	—
Additions	—	—	—	—
Disposals	—	—	—	—

Balance at December 31, 2008	$—	$—	$—	$—

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Other Assets

Other Assets were as follows:

	December 31, 2008	December 31, 2007
	(In thousands)
Property and equipment at cost	$535,114	$761,038
Accumulated depreciation and amortization	(423,004)	(539,586)

Net property and equipment	112,110	221,452
Automotive loans and lease financing, net	3,139,044	3,103,028
Investments in automotive operating leases, net	1,890,605	2,522,027
Available for sale securities	426,192	275,671
Repossessed, foreclosed and owned real estate	787,040	1,165,293
Derivative assets	1,625,210	1,724,715
Restricted cash(a)	1,372,184	490,445
Non-marketable equity securities	637,790	615,166
Other assets	479,289	1,539,972

Total other assets	$10,469,464	$11,657,769

(a)	Included in restricted cash at December 31, 2008 is $578.2 million required by FHLB to maintain cash as collateral to make up the shortfall of mortgage loans pledged against advances, $331.7 million for the collateral accounts held with government sponsored agencies, and $127.5 million for amounts held for legal proceedings. There was $100.0 million for the collateral accounts held with government sponsored agencies at December 31, 2007.

At December 31, 2008 and 2007, the Company pledged other assets with a carrying value of $7.1 and $7.0 billion, respectively, as collateral for certain borrowings (See Note 12).

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Borrowings

Borrowings were as follows:

	Weighted Average End of Period Interest Rates		December 31,
	2008	2007	2008	2007
			(In thousands)
Secured borrowings:
Borrowings from parent — short-term	4.2%	—%	$307,371	$—
Borrowings from parent — long-term(a)	4.2	—	2,355,950	—
Borrowings from affiliates — long-term(a)	15.0	—	7,583	—
Collateralized borrowings in securitization trusts — long-term(a)(b)	4.0	5.6	3,752,457	16,145,741
Other secured borrowings:
Senior secured notes — long-term(a)(c)	8.5	—	1,672,747	—
Junior secured notes — long-term(a)(c)	9.6	—	5,027,109	—
Secured aggregation facilities — short-term	4.4	6.8	1,316,935	7,588,253
Secured aggregation facilities — long-term(a)	—	5.4	—	813,938
Repurchase agreements — short-term	5.1	5.6	429,216	3,626,502
Repurchase agreements — long-term(a)	—	5.7	—	18,569
Federal Reserve Board advances — short-term	0.6	—	10,000	—
FHLB advances — short-term	—	4.4	—	1,050,000
FHLB advances — long-term(a)	5.0	5.2	9,303,000	10,299,000
Mortgage servicing rights facilities — short-term	4.6	6.9	528,000	1,444,000
Servicing advances — short-term	4.6	5.8	700,000	791,300
Debt collateralized by mortgage loans — short-term	—	7.0	—	1,782,039
Other — long-term(a)	2.0	8.0	299,804	423,552

Subtotal secured borrowings	5.8	5.8	25,710,172	43,982,894

Unsecured borrowings:
Senior unsecured notes — long-term(a)(c)	7.9	7.6	2,732,380	14,550,385
Subordinated unsecured notes — long-term(a)	8.4	8.0	205,448	758,321
Medium-term unsecured notes — long-term(a)	11.7	9.3	296,197	624,567
Third-party bank credit facilities — short-term	—	1.0	—	50,000
Third-party bank credit facilities — long-term(a)	—	6.6	—	1,750,000
Other — short-term	9.3	8.4	112,902	575,264
Other — long-term(a)	7.0	9.6	2,238	38,460

Subtotal unsecured borrowings	8.3	7.6	3,349,165	18,346,997

Total borrowings	6.1%	6.3%	$29,059,337	$62,329,891

(a)	Represents borrowings with an original contractual maturity in excess of one year.

(b)	At December 31, 2008, collateralized borrowings with an outstanding balance of $8.4 billion are recorded at a fair value of $1.9 billion under SFAS No. 159 — see Note 17 — Fair Value.

(c)	The December 31, 2008 totals include $0.9 billion of senior secured notes, $2.4 billion of junior secured notes and $40.4 million of senior unsecured notes exchanged for GMAC notes and held by GMAC. These totals reflect the carrying value of these notes, including the deferred concession recognized in the Company’s June 2008 debt exchange. GMAC holds the equivalent par value of $0.8, $1.9 billion and $40.3 million, respectively.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the scheduled maturity of borrowings at December 31, 2008 and 2007, assuming that no early redemptions occur. The actual payments of secured borrowings may vary based on the payment activity of the related pledged asset.

	December 31,
	2008	2007
	(In thousands)
Maturities of Borrowings
Short-term borrowings	$3,404,424	$16,907,358
Long-term borrowings:
2008	—	5,188,631
2009	1,162,265	4,314,091
2010	6,677,432	5,381,307
2011	1,151,939	2,276,232
2012	2,268,321	4,714,911
2013	3,683,177	2,983,942
2014 and thereafter	6,959,322	4,417,678
Collateralized borrowings in securitization trusts(a)	3,752,457	16,145,741

Total long-term borrowings	25,654,913	45,422,533

Total borrowings	$29,059,337	$62,329,891

(a)	The principal on the debt securities is paid using cash flows from underlying collateral (mortgage loans). Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received.

Certain of the Company’s credit facilities contain financial covenants, among other covenants, requiring the Company to maintain consolidated tangible net worth of $250.0 million as of the end of each month and consolidated liquidity of $750.0 million, subject to applicable grace periods. For these purposes, consolidated tangible net worth is defined as the Company’s consolidated equity, excluding intangible assets and any equity in GMAC Bank to the extent included in the Company’s consolidated balance sheet, and consolidated liquidity is defined as consolidated cash and cash equivalents, excluding cash and cash equivalents of GMAC Bank to the extent included in the Company’s consolidated balance sheet. In addition, certain of the Company’s facilities are subject to sequential declines in advance rates if consolidated tangible net worth, as defined, falls below $1.5, $1.0 and $0.5 billion, respectively. Certain of the Company’s facilities cannot be utilized if the Company’s consolidated tangible net worth falls below $500.0 million.

As of December 31, 2008, the Company had consolidated tangible net worth of $350.0 million and remained in compliance with the most restrictive consolidated tangible net worth covenant minimum of $250.0 million. In addition, the Company complied with its consolidated liquidity requirement of $750.0 million. The December 31, 2008 consolidated tangible net worth, as defined, of $350.0 million resulted in declines in advance rates to certain facilities which reduced the amount the Company can borrow. For the year ended December 31, 2008, the Company was required to provide cash of $41.7 million to facility counterparties as a result of the advance rate declines.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes assets at carrying value or fair value that are restricted, pledged or for which a security interest has been granted as collateral for the payment of certain debt obligations:

	December 31,
	2008	2007
	(In thousands)
Cash and cash equivalents	$5,431,602	$1,481,523
Mortgage loans held for sale	1,760,553	9,505,698
Trading securities	127,839	751,575
Mortgage loans held for investment	22,925,818	38,039,942
Lending receivables	5,728,496	7,046,034
Mortgage servicing rights	2,644,146	2,673,771
Accounts receivable	1,826,064	1,297,891
Investments in real estate and other	128,533	—
Other assets	7,071,419	6,990,931

Total assets restricted as collateral	$47,644,470	$67,787,365

Related secured debt	$25,710,172	$43,982,894

The Company also pledges equity interests to the GMAC Senior Secured Credit Facility for some of the Company’s affiliates. At December 31, 2008, there was $0.9 billion of equity interests for these affiliates pledged against this facility. Additionally, the Company pledged $0.3 billion of equity interests to the GMAC LOC facility at December 31, 2008.

In addition, GMAC advanced $67.3 million to ResMor Trust Company (“ResMor”) as part of the sale of ResMor. This advance was secured by the equity interests in ResMor. The sale of ResMor closed on January 1, 2009.

GMAC Bank has entered into an advances agreement with Federal Home Loan Bank of Pittsburgh (“FHLB”). Under the agreement, as of December 31, 2008 and December 31, 2007, GMAC Bank had assets pledged and restricted as collateral totaling $32.9 and $28.4 billion under the FHLB’s existing security interest on all GMAC Bank assets, including $11.8 and $8.2 billion of automotive division assets. However, the FHLB will allow GMAC Bank to encumber any assets restricted as collateral not needed to collateralize existing FHLB advances. As of December 31, 2008 and December 31, 2007, GMAC Bank had $16.9 and $12.8 billion of assets restricted as collateral that were available to be encumbered elsewhere, including $10.9 and $7.5 billion, of which were recorded on the automotive division of the GMAC Bank and would be subject to all provisions of the Company’s operating agreement with GMAC.

The assets that were pledged as collateral in the preceding table include assets that can be sold or repledged by the secured party. The assets that could be sold or repledged were as follows:

	December 31,
	2008	2007
	(In thousands)
Mortgage loans held for sale	$218,917	$1,653,970
Mortgage loans held for investment	487,369	4,597,514
Accounts receivable, net	6,006	—
Trading securities	—	426,194
Investments in real estate and other	—	8,597

Total	$712,292	$6,686,275

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the assets pledged and the amount of related debt outstanding by the Company’s secured borrowing types at December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Total Assets Restricted as Collateral	Related Secured Debt	Total Assets Restricted as Collateral	Related Secured Debt
Borrowings from parent & affiliates	$4,572,415	$2,670,904	$—	$—
Collateralized borrowings in securitization trusts	3,924,343	3,752,457	16,783,806	16,145,741
Other secured borrowings:
Senior and junior secured notes(a)	—	6,699,856	—	—
Secured aggregation facilities	2,469,860	1,316,935	11,159,812	8,402,191
Repurchase agreements	1,111,220	429,216	5,522,966	3,645,071
Federal Reserve Board advances	—	10,000	—	—
FHLB advances(b)	32,721,861	9,303,000	28,357,159	11,349,000
Mortgage servicing rights facilities	1,414,872	528,000	2,554,225	1,444,000
Servicing advances	1,139,080	700,000	1,080,980	791,300
Debt collateralized by mortgage loans	—	—	1,868,856	1,782,039
Other	290,819	299,804	459,561	423,552

Total	$47,644,470	$25,710,172	$67,787,365	$43,982,894

(a)	The senior and junior secured notes are secured by the same collateral that secures the GMAC Senior Secured Credit Facility, included in borrowings from parent and affiliates.

(b)	As of December 31, 2008, restricted assets balance includes $5.2 billion of automotive loans pledged to the Federal Reserve Board advances that were available to be encumbered by FHLB advances.

Borrowings from Parent:

GMAC Senior Secured Credit Facility:    On June 4, 2008, Residential Funding Company, LLC and GMAC Mortgage entered into a Senior Secured Credit Facility with GMAC (guaranteed by the Company and certain of its subsidiaries) with a borrowing capacity of up to $3.5 billion. Proceeds from the GMAC Senior Secured Credit Facility were used to repay debt on or prior to its maturity, to acquire certain assets, and for working capital purposes. Under the GMAC Senior Secured Credit Facility, GMAC agreed to make revolving loans to Residential Funding Company, LLC (“RFC”) and GMAC Mortgage and acquire $1.3 billion of the outstanding $1.75 billion Bank Term Loan (“Term Loan”) which was due to mature on July 28, 2008. The Company paid the remainder of the Term Loan on July 28, 2008 with proceeds of a draw under the GMAC Senior Secured Credit Facility. This facility is scheduled to mature on May 1, 2010. The facility is collateralized mainly by mortgage loans, servicing advances and equity interests in affiliate companies. The collateralized assets are not eligible to be pledged elsewhere. The Company has the ability to sell the collateralized assets and reinvest in eligible collateral per the terms of the GMAC Secured Credit Facility. If this is not done in a timely manner, a permanent reduction in capacity of the facility occurs. As of December 31, 2008, the lending capacity was reduced to $3.0 billion and the amount outstanding was $2.4 billion.

On June 4, 2008, GMAC entered into a participation agreement with GM and the Cerberus Fund. Pursuant to the participation agreement, GMAC sold GM and Cerberus Fund $750 million in subordinated participations in the loans made pursuant to the GMAC Senior Secured Credit Facility. GM and Cerberus Fund acquired 49% and 51% of the participations, respectively. On December 29, 2008, GMAC announced that GM and the Cerberus Fund contributed to GMAC their $750 million subordinated participations in the GMAC Senior Secured Credit Facility in exchange for new common equity of GMAC.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GMAC Secured MSR Facility:    On April 18, 2008 and subsequently amended on June 1, 2008, RFC and GMAC Mortgage entered into a Secured MSR Facility with GMAC with a lending capacity of $1.2 billion. The collateral securing the GMAC Secured MSR Facility is not part of the primary collateral securing the GMAC Senior Secured Credit Facility or the new secured notes which were offered in the Company’s private exchange offers. The facility was initially due to mature October 17, 2008, but has been renewed to May 1, 2009. The GMAC Secured MSR Facility is collateralized primarily by mortgage servicing rights. The collateralized assets can be removed from this facility and utilized by the business as it deems necessary. As of December 31, 2008 the amount outstanding was $0.2 billion.

GMAC LOC:    On November 20, 2008, GMAC entered into a $430 million loan agreement (the “GMAC LOC”) with Passive Asset Transactions, LLC (“PATI”), a subsidiary of GMAC Mortgage, and RFC Asset Holdings II, LLC (“RAHI”), a subsidiary of RFC, which is guaranteed by RFC, GMAC Mortgage, and ResCap. The GMAC LOC is a source of contingency funding for the Company and its subsidiaries. Assets eligible for collateralization include domestic warehouse receivables, certain excess servicing advances, and select United Kingdom assets. The maturity date of the lending agreement was due to mature on January 31, 2009, but has been renewed to March 31, 2009. The facility is collateralized by mortgage loans, lending receivables and equity interests in affiliate companies. In order to have access to this facility, the company must continue to pledge assets to the facility regardless of the borrowing level. There was no outstanding balance as of December 31, 2008 for the GMAC LOC. Limitations exist regarding when this facility can be utilized, per the terms of the agreement.

Borrowings from Affiliates:

Cerberus Secured Model Home Term and Revolving Loans:    During the second quarter of 2008, Cerberus entered into both a secured term loan and revolving loan with CHM Holdings, LLC (“CMH”), a variable interest entity consolidated under FIN No. 46R. The term loan capacity is equal to $7.6 million and the revolving loan capacity amount is $10.0 million. The loans will mature on June 30, 2013 and are secured by and paid from all of the assets of CMH, which are predominantly model homes. At December 31, 2008, $7.6 million was outstanding under the term loan, with no amount outstanding under the revolving loan.

Collateralized Borrowings in Securitization Trusts

The Company transfers pools of residential mortgage loans to securitization trusts. The securitization trusts issue debt securities to investors and may enter into derivative instruments or other yield maintenance contracts to hedge risks related to the mortgage loan pool and/or debt securities. Certain of the Company’s securitizations are treated as secured borrowing under GAAP due to the underlying characteristics of the deal structure. While the securitization trusts debt is reflected on the Company’s balance sheet, the principal and interest on the debt securities are paid using the cash flows from the underlying asset pool which serve as the collateral for the debt securities. Accordingly, the source of repayment for the collateralized borrowings in securitization trusts is the related asset pools and the timing of the principal payments on these debt securities is dependent on the payments received on the assets. The mortgage loans in these secured borrowings are classified as mortgage loans held for investment on the Company’s balance sheet. The interest rates on the floating rate securities are a stated percentage above LIBOR. At December 31, 2008, the range of interest rates on the fixed rate securities was between 3.2% and 9.2%.

The Company securitized investment securities through Collateralized Debt Obligations (CDOs) that were treated as secured borrowings. The debt securities issued by the securitization trusts were classified as collateralized borrowings. The principal and interest on these debt securities were paid using the cash flows from the underlying investment securities. The Company elected the fair value option for certain CDOs. These CDOs were collateralized by trading securities, which were carried at fair value. During the fourth quarter of 2008, the Company sold 100% of its ownership in its CDO entities resulting in deconsolidation.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Secured Borrowings

In the United States and in the other countries in which the Company operates, it uses secured facilities to fund inventories of mortgage loans held for investment, mortgage loans held for sale, lending receivables, mortgage servicing cash flows and securities. The Company uses these facilities to provide funding for residential mortgage loans prior to their subsequent sale or securitization.

Senior and Junior Secured Notes:    On June 6, 2008, the Company closed its previously announced private debt tender and exchange offers for a certain amount of its outstanding unsecured notes. As a result, the Company issued approximately $5.7 billion of new senior and junior secured notes (the “New Notes”) in exchange for approximately $8.6 billion of its outstanding unsecured notes. Of the $8.6 billion of unsecured notes that were exchanged, approximately $1.8 billion were repurchased for $1.2 billion in cash pursuant to a “modified Dutch auction” tender offer. The repurchases of the unsecured notes resulted in a gain on extinguishment of debt of approximately $599.5 million recorded in the second quarter of 2008. The Senior Secured Notes are secured by a second priority lien on the collateral securing the GMAC Secured Credit Facility and the Junior Secured Notes are secured by a third-priority lien on the same collateral.

In accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, the Company deferred the concession recognized in the exchange offer through an adjustment to the carrying value of the New Notes. The senior and junior secured notes interest rates are 8.5% and 9.625%, respectively. The deferred concession of $1.2 billion will be amortized over the life of the New Notes through a reduction to interest expense using an effective yield methodology. Approximately $16.9 million of the concession was recognized as a troubled debt restructuring gain in order to write down the carrying value of the bonds to an amount equal to the New Notes undiscounted contractual payments. The initial gain was presented in the consolidated statement of income as a gain on extinguishment of debt during the second quarter of 2008. During the third and fourth quarters of 2008, an additional $120.8 million was amortized as a reduction of interest expense.

Secured Aggregation Facilities:    The Company funds certain residential mortgage loans pending sale or securitization to permanent investors and lending receivables through committed secured aggregation facilities. The secured aggregation facilities are primarily funded through commercial paper issued by third parties, secured by the underlying mortgage loans and paid down as sales and securitizations occur. The access to these facilities was significantly contracted in 2008. These facilities are collateralized primarily by mortgage loans and lending receivables. Typically, the collateralized assets are transferred into special purpose entities. The cash flow from the collateralized assets is the primary source of payment on the related debt for these facilities, but in certain cases, the Company may provide a guarantee on the repayment of the consolidated special purpose entities debt.

Repurchase Agreements:    The Company enters into repurchase agreements with various counterparties in order to finance certain mortgage loans and securities. Under these repurchase agreements, the Company transfers mortgage loans and/or securities to the counterparty in exchange for cash and have agreed to repurchase the assets (or substantially similar assets) from the counterparty. The counterparties have custody of the assets and under certain agreements, may sell or repledge the collateral for certain repurchase agreements. The Company reached agreement to amend substantially all of its secured bilateral facilities, thus extending the maturities of these repurchase agreement facilities from various dates in 2008 to the end of May and beginning of June 2009. Included in these negotiations was the closing of a new syndicated $2.5 billion whole-loan repurchase agreement to fund domestic conforming collateral maturing on June 3, 2009. On December 1, 2008, the new syndicated whole-loan repurchase agreement was reduced to $1.0 billion. Additionally, as part of the amendments, certain of the Company’s bilateral facilities will not accept new assets prior to maturity, and/or have orderly deterioration in advance rates; therefore, these facilities are effectively amortizing to their respective maturity dates.

Federal Reserve Board Advances:    On September 11, 2008 GMAC Bank was granted access to the Federal Reserve’s Discount Window and Term Auction Facility (“TAF”). The Discount Window is the primary credit facility under which the Federal Reserve extends collateralized loans to depository institutions at terms from

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

overnight up to ninety days. The TAF program auctions a pre-announced quantity of collateralized credit starting with a minimum bid for term funds of 28-day or 84-day maturity. GMAC Bank has pledged $5.2 billion of automotive loans and lease financings to participate in the Discount Window and TAF programs at varying collateral requirements. These assets were available to be encumbered under the FHLB’s existing blanket lien. At December 31, 2008, GMAC Bank had $10.0 million outstanding under these programs.

FHLB Advances:    As previously discussed, GMAC Bank has entered into an advances agreement with the FHLB. Under the agreement, GMAC Bank pledges assets as collateral for FHLB advances. The FHLB allows GMAC Bank to encumber elsewhere any assets restricted as collateral that are not needed to collateralize existing FHLB advances. During 2008, the FHLB restricted eligible collateral and increased collateral weightings resulting in reduced capacity for GMAC Bank, and other borrowers, to borrow under the advance program.

Mortgage Servicing Rights Facilities:    The Company has other funding facilities through which eligible mortgage servicing rights are funded. These secured committed financing arrangements are in addition to GMAC’s funding of the Company’s mortgage servicing rights. Effective September 11, 2008, GMAC renewed a bilateral secured facility under which GMAC could have access to funding of up to $13.8 billion for a variety of automobile and mortgage assets. The amount available for immediate funding is $10.1 billion, while the additional $3.7 billion would be made available upon successful syndication of the facility. As of December 31, 2008, $1.1 billion of committed credit capacity was available to the Company from this facility. These facilities are collateralized primarily by mortgage servicing rights. The collateralized assets can be removed from this facility and utilized by the business as it deems necessary.

Servicing Advances:    In order to assist in the financing of the Company’s servicing advance receivables, the Company formed a special purpose entity to issue term notes to third party investors that are collateralized by the servicing advance receivables. Accordingly, the term notes are treated as secured borrowings. The special purpose entity has been consolidated as a variable interest entity pursuant to FIN No. 46 (R). The special purpose entity funds the purchase of the collateralized receivables from financing obtained from the term notes which allows the Company to receive funds before the actual collection of the servicing advance receivables. The funds collected for the servicing advance receivables are used to pay the obligations of the term notes. If the collateralized receivables exceed the amount of collateral required for the term notes, any of this excess serves as collateral in the form of equity interests for the GMAC LOC facility.

Debt Collateralized by Mortgage Loans:    As of December 31, 2008, all sources of international debt collateralized by mortgage loans have either been paid down and subsequently terminated or suspended.

Other:    The Company had other secured borrowings consisting of variable funding notes due to mature on February 25, 2031. These notes were issued from a special purpose entity, which hold second lien mortgage loans that serve as the collateral for the liabilities of the special purpose entity. The cash flow generated from these collateralized loans is the primary source of funds for payment of the notes.

13.	Deposit Liabilities

Deposit liabilities were as follows:

	December 31,
	2008	2007
	(In thousands)
Non-interest bearing deposits	$1,466,052	$1,569,517
NOW and money-market checking accounts	3,609,843	3,664,168
Certificates of deposit:
Associated with brokered certificates of deposit	9,623,723	6,599,782
Other certificates of deposit	5,161,897	1,516,377

Total	$19,861,515	$13,349,844

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-interest bearing deposits primarily represent third-party escrows associated with the Company’s loan servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time.

The following table presents the scheduled maturity of certificates of deposit at December 31, 2008.

Year Ending December 31,	Brokered	Other
	(In thousands)
2009	$7,217,233	$4,262,856
2010	1,927,273	457,600
2011	378,204	314,347
2012	30,414	47,600
2013	70,599	79,494
2014 and thereafter	—	—

Total certificates of deposit	$9,623,723	$5,161,897

14.	Income Taxes

In November 2006, GMAC elected to be treated as a multi-member LLC to be taxed as a partnership for federal income tax purposes. At the same time, the Company and the majority of its domestic subsidiaries were converted to LLCs for tax purposes. As a result of the conversion, the net deferred tax liability for these entities was reversed providing an income tax benefit of $523.2 million. Subsequent to the tax conversion date, income taxes are accrued at the member level with the exception of certain local jurisdictions that tax LLCs as entities, despite their pass-thru status. For all non-pass-thru entities, income taxes have been accrued at the applicable federal, state and foreign statutory income tax rate.

The significant components of income tax expense were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Current income tax expense (benefit):
Federal	$40,371	$(16,277)	$(68,574)
State and local	6,434	(5,733)	51,093
Foreign	(31,834)	(133,938)	73,752

	14,971	(155,948)	56,271
Deferred income tax expense (benefit):
Federal	(118,859)	218,125	(240,649)
State and local	(35,468)	12,526	(75,380)
Foreign	129,185	(54,913)	(29,415)

	(25,142)	175,738	(345,444)

Total income tax expense (benefit)	$(10,171)	$19,790	$(289,173)

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$165,829	$33,753
Accruals not currently deductible	7,597	1,177
Basis difference in mortgage loans and securities	31,176	24,658
Securitization activity	131,206	535
Loss carryforwards	698,821	66,226
Depreciation	5,755	7,038
Tax credit carryforwards	15,566	—
Other	6,243	2,183

Gross deferred tax assets	1,062,193	135,570
Valuation allowance	(788,218)	(20,126)

Net deferred tax assets	273,975	115,444
Deferred tax liabilities:
Mortgage servicing rights	11,281	13,922
Amortization of intangibles	1,510	2,581
Expenses deductible when paid	—	515
Auto lease activity	386,540	295,472
Available for sale securities	681	297
Other	4,800	15

Total deferred tax liabilities	404,812	312,802

Net deferred tax liability	$(130,837)	$(197,358)

At December 31, 2008, a valuation allowance has been established against the domestic LLC net deferred tax asset and the majority of the international net deferred tax asset. A valuation allowance has been established because the Company has determined that it is more likely than not that all such tax assets will not be realized. The net deferred tax asset for which a valuation allowance has not been recorded relates to the GMAC Bank and international subsidiaries in Canada and Mexico. A valuation allowance has not been established against these deferred tax assets because the Company has determined that it is more likely than not that all such tax assets will be realized. At December 31, 2007, the valuation allowance is attributable to state net operating losses.

At December 31, 2008 and 2007, the Company had federal net operating loss carryforwards of $200.3 and $58.1 million, respectively. The federal net operating loss carryforwards expire in the years 2026-2029. At December 31, 2008 and 2007, the Company had alternative minimum tax credit carryforwards of $15.6 and $0.0 million, respectively. The alternative minimum tax credit has an indefinite carryforward period.

At December 31, 2008 and 2007, the Company had state net operating loss carryforwards of $4.4 and $5.8 billion, respectively. The net operating loss carryforwards relate to certain states that impose an income tax on limited liability companies. The state net operating loss carryforwards expire in the years 2016-2029.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008 and 2007, the Company had foreign net operating loss carryforwards of $2.2 billion and $216.5 million, respectively. The foreign net operating loss carryforwards in the United Kingdom, Germany and Australia have an indefinite carryforward period. The remaining net operating loss carryforwards expire in the years 2014-2028.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of the interpretation, the Company recognized an increase in the liability for unrecognized tax benefits and accounted for this as a decrease to the January 1, 2007 retained earnings balance. The following table reconciles the beginning and ending amount of the unrecognized tax benefits:

(In thousands)
Balance at January 1, 2007	$9,210
Additions for tax positions of prior years	1,226
Reductions for tax positions of prior years	(525)
Settlements	(174)
Lapses in statutes of limitations	—

Balance at December 31, 2007	9,737
Additions for tax positions of prior years	1,324
Additions based on tax positions related to the current year	700
Settlements	(16)
Lapses in statutes of limitations	(4,342)

Balance at December 31, 2008	$7,403

The amount of unrecognized tax benefits at December 31, 2008 and 2007 that, if recognized, would affect the effective tax rate is approximately $7.4 and $9.7 million, respectively.

The Company recognizes interest and penalties related to uncertain income tax positions in interest expense and other operating expenses, respectively. For the years ended December 31, 2008 and 2007, $1.1 and $1.0 million, respectively was accrued for interest and penalties with the cumulative accrued balances totaling $2.9 and $3.4 million, respectively.

The Internal Revenue Service examination of the Company’s United States income tax returns for 2001-2003 was closed during 2008. As a result, certain tax positions were settled and the unrecognized tax benefits decreased by approximately $4.3 million. As of December 31, 2008, certain 2001-2003 tax positions remain unsettled; however, it is reasonably possible they will be settled within the next twelve months and the unrecognized tax benefits would increase by approximately $0.3 million. The Company also anticipates the Internal Revenue Service examination of its United States income tax returns for 2004-2006, along with the examination by various state and local jurisdictions, will be completed within the next twelve months. As such, it is reasonably possible that certain tax positions may be settled and the unrecognized tax benefits would decrease by approximately $1.4 million.

The Company files tax returns in the United States, various states and foreign jurisdictions. As of December 31, 2008, the tax years that remain subject to examination by the applicable tax jurisdiction: United States — 2004, Canada — 2004, Germany — 2003, United Kingdom — 2000, Mexico — 2002 and the Netherlands — 2004.

At December 31, 2008 and 2007, income taxes had not been provided on $112.0 and $412.9 million, respectively, of undistributed earnings of foreign subsidiaries earned after 1997 that have been reinvested for an

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indefinite period of time. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

The following table is a reconciliation of the statutory federal income tax expense and rate to the effective income tax expense and rate:

	Year Ended December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Computed income tax expense	$(1,954,096)	35.0%	$(1,481,381)	35.0%	$148,951	35.0%
State taxes, net of federal benefit if applicable	(15,968)	0.3	(6,410)	0.2	46,887	11.0
LLC losses not subject to federal tax	719,296	(12.9)	1,328,789	(31.4)	60,226	14.2
LLC conversion deferred tax write-off	—	—	—	0.0	(523,168)	(122.8)
Impact of foreign operations	473,561	(8.5)	130,079	(3.1)	(23,316)	(5.6)
Valuation allowance	771,606	(13.8)	20,126	(0.5)	—	0.0
Other, net	(4,570)	0.1	28,587	(0.7)	1,247	0.3

Total income tax (benefit) expense	$(10,171)	0.2%	$19,790	(0.5)%	$(289,173)	(67.9)%

15.	Employee Benefit Plans

The Company is a participant in GMAC Mortgage Group, LLC’s (the Group) noncontributory defined benefit retirement plan, which covers all eligible employees. A $42.6 million curtailment gain was recorded for the freezing of the benefit accrual of the Group’s noncontributory defined benefit retirement plan as of December 31, 2006. No further participant benefits will accrue subsequent to that date and no new entrants will be permitted to enter the plan. Based on the December 31, 2008 actuarial assessment, there is no contribution expected during the next fiscal year. In addition, the Company participates in the Group’s defined contribution savings plan for domestic employees meeting certain eligibility requirements. Employees may contribute a percentage of base compensation to the plan, not to exceed annual limits. The Company contributes toward employees post retirement benefits in three ways based upon their eligible compensation. The Company contributes 2% every pay period with certain employee eligibility and vestiture requirements, a matching contribution up to 6% each year, and an additional, discretionary 2% based upon the Company’s performance. International employees of the Company who meet certain eligibility requirements are participants in defined contribution savings plans. Funds contributed and earned by the defined contribution savings plans can be withdrawn only under specific conditions.

Employee benefit plan expense (income) consisted of:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Defined benefit plan	$13,653	$(7,040)	$(30,299)
Defined contribution plan	33,309	41,150	25,601

Total	$46,962	$34,110	$(4,698)

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information related to the defined benefit plan:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Benefit obligation	$220,900	$210,000	$202,000
Fair value of plan assets	181,300	267,200	240,500

Funded status	$(39,600)	$57,200	$38,500

Reconciliation of beginning and ending balances of the benefit obligation and plan assets:

	Benefit Obligation	Plan Assets	Funded Status
	(In thousands)
Balances at December 31, 2007	$210,000	$267,200	$57,200
Interest cost	10,666	—	(10,666)
Net actuarial loss (gain) due to assumption changes	8,001	—	(8,001)
Net actuarial loss (gain) due to plan experience	(2,612)	—	2,612
Benefit payment from fund	(5,155)	(5,155)	—
Actual return on assets	—	(80,745)	(80,745)

Balances at December 31, 2008	$220,900	$181,300	$(39,600)

The funded status has changed from an overfunded position of $57.2 million to an underfunded position of $39.6 million primarily due to the deterioration of the fair value of plan assets in 2008. In accordance with SFAS No. 158, the underfunded position is recognized on the balance sheet and $105.6 million was recorded as a loss in other comprehensive income.

The Company adopted SFAS No. 158 in the fiscal year ended December 31, 2007, resulting in a $20.7 million increase in assets and accumulated other comprehensive income.

The expected rate of return on plan assets is an estimate the Company determines by summing the expected inflation and the expected real rate of return on stocks and bonds based on allocation percentages within the trust. As of December 31, 2008, the target allocation of assets were 60% equity securities and 40% debt securities. The weighted average assumptions used for determining the net periodic benefit cost are as follows:

	Year Ended December 31,
	2008	2007	2006
Discount rate	6.00%	6.00%	5.75%
Expected long-term return on plan assets	8.50%	8.75%	8.75%
Rate of compensation increase	N/A	N/A	5.38%

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although the plan is currently in an underfunded position, the Company does not expect a material cash outlay from the pension plan trust in the next 10 years. The following table presents the scheduled benefits expected to be paid in each of the next five years and an aggregate to be paid thereafter:

Expected Payments of Benefits
(In thousands)
Year ending – December 31,
2009	$5,395
2010	$5,581
2011	$5,865
2012	$6,288
2013	$6,699
Five year period thereafter	$42,240

16.	Other Comprehensive Income

The following table presents the components and annual activity in other comprehensive income:

	Unrealized Gain (Loss) on Available for Sale Securities(a)	Foreign Currency Translation Adjustment(b)	Unrealized Gain (Loss) on Cash Flow Hedges(c)	Defined Benefit Pension Plans Over (Under) Funded(d)	Accumulated Other Comprehensive Income (Loss)
	(In thousands)
Balance at January 1, 2006	$(16,684)	$14,432	$117,958	$—	$115,706
2006 net change	18,455	49,225	(51,151)	—	16,529

Balance at December 31, 2006	1,771	63,657	66,807	—	132,235
2007 net change	1,814	8,298	(62,518)	20,700	(31,706)

Balance at December 31, 2007	3,585	71,955	4,289	20,700	100,529
2008 net change	(3,342)	(18,079)	(3,821)	(105,600)	(130,842)

Balance at December 31, 2008	$243	$53,876	$468	$(84,900)	$(30,313)

(a)	Represents the after-tax difference between the fair value and amortized cost of the available for sale securities portfolio. In conjunction with the adoption of SFAS No. 156 on January 1, 2006, the Company made a one-time reclassification of $927.1 million of available for sale securities to trading securities for securities identified as offsetting the Company’s exposure to changes in the fair value of remaining assets or liabilities. The transfer resulted in $16.7 million of unrealized loss being transferred to retained earnings.

(b)	Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar. Net change amounts were net of taxes totaling $0.0, $(0.3) and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(c)	Includes $40.1 million in 2007 net change as a result of the discontinuance of the Company’s cash flow hedge program. The remaining unrealized gain will be amortized as income over the life of the bonds that originally related to these hedges.

(d)	Includes net of tax impact for the overfunded (underfunded) status of the Company’s defined benefit plan. See Note 15 for additional disclosure on the Company’s defined benefit plan.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net changes in the following table represent the sum of net unrealized gains or losses on available for sale securities and cash flow hedges with the respective reclassification adjustments. Reclassification adjustments are amounts recognized in net income during the year due to realized gains or losses.

Year Ended December 31,	Pretax	Tax Effect	Net of Tax
	(In thousands)
2008
Available for sale securities:
Net unrealized losses arising during the year	$(4,125)	$783	$(3,342)
Reclassification of net gains included in net income	—	—	—

Net unrealized losses arising during the year, net of reclassification adjustment	$(4,125)	$783	$(3,342)

Cash flow hedges:
Net unrealized gains arising during the year	$—	$—	$—
Reclassification of net gains included in net income	(3,821)	—	(3,821)

Net unrealized gains arising during the year, net of reclassification adjustment	$(3,821)	$—	$(3,821)

2007
Available for sale securities:
Net unrealized gains arising during the year	$2,332	$(340)	$1,992
Reclassification of net gains included in net income	(178)	—	(178)

Net unrealized gains arising during the year, net of reclassification adjustment	$2,154	$(340)	$1,814

Cash flow hedges:
Net unrealized losses arising during the year	$(22,375)	$8,124	$(14,251)
Reclassification of net gains included in net income	(60,050)	11,783	(48,267)

Net unrealized losses arising during the year net of reclassification adjustment	$(82,425)	$19,907	$(62,518)

2006
Available for sale securities:
Net unrealized gains arising during the year	$2,557	$(833)	$1,724
Reclassification of net losses included in net income	22	(8)	14

Net unrealized gains arising during the year, net of reclassification adjustment	$2,579	$(841)	$1,738

Cash flow hedges:
Net unrealized losses arising during the year	$(91,596)	$41,992	$(49,604)
Reclassification of net gains included in net income	(2,375)	828	(1,547)

Net unrealized losses arising during the year, net of reclassification adjustment	$(93,971)	$42,820	$(51,151)

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Fair Value

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

Mortgage loans held for sale — The Company originates or purchases mortgage loans in the United States that it intends to sell to Fannie Mae, Freddie Mac, and Ginne Mae (collectively “the Agencies”). Additionally, the Company originates or purchases mortgage loans in the United States and internationally that it intends to sell into the secondary markets via whole-loan sales or securitizations although this activity was substantially curtailed in 2008. The entire mortgage loans held for sale portfolio is accounted for at the lower of cost or market (LOCOM). Only those loans that are currently being carried at market under LOCOM are included within the Company’s nonrecurring fair value measurement tables. Mortgage loans held for sale account for 9% of all recurring and nonrecurring assets reported at fair value at December 31, 2008.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Loans valued using observable market prices for identical or similar assets — This includes all domestic mortgage loans that can be sold to the Agencies, which are valued predominantly by published forward agency prices. This will also include all non-agency domestic loans or international loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value), or quoted market prices for similar loans are available. As these valuations are derived from quoted market prices, the Company classifies these valuations as Level 2 in the fair value disclosures. As of December 31, 2008, 85% of the Company’s mortgage loans held for sale that are currently being carried at market under LOCOM are classified as Level 2. Due to the illiquidity of the mortgage market place, it may be necessary to look for alternative sources of value, including the whole-loan purchase market for similar loans, and place more reliance on the valuations using internal models.

Loans valued using internal models — To the extent observable market prices are not available, the Company will determine the fair value of mortgage loans held for sale using internally developed valuation models. These valuation models estimate the exit price the Company expects to receive in the whole-loan market. Although the Company utilizes and gives priority to market observable inputs such as interest rates and market spreads within these models, the Company typically is required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate and validate these internal inputs, these internal inputs require the use of judgment by the Company and can have a significant impact on the determination of the loan’s fair value. Accordingly, the Company classifies these valuations as Level 3 in the fair value disclosures. As of December 31, 2008, 15% of the Company’s mortgage loans held for sale that are currently being carried at market under LOCOM are classified as Level 3.

Due to limited sales activity and periodically unobservable prices in certain of the Company’s markets, certain mortgage loans held for sale portfolios may transfer between Level 2 and Level 3 in future periods.

Trading securities — Trading securities are recorded at fair value and include retained interests in assets sold through off-balance sheet securitizations and purchased securities. The securities may be mortgage-backed or mortgage-related asset-backed securities (including senior and subordinated interests), interest-only, principal-only, or residual interests and may be investment grade, non-investment grade or unrated securities. The Company bases its valuation of trading securities on observable market prices when available; however, observable market prices are not available for a significant portion of these assets due to illiquidity in the markets. When observable prices are not available, the Company primarily bases valuations on internally developed discounted cash flow models that use a market-based discount rate. The valuation considers recent market transactions, experience with similar securities, current business conditions and analysis of the underlying collateral, as available. In order to estimate cash flows, the Company utilizes various significant assumptions, including market observable inputs such as forward interest rates, as well as internally developed inputs such as prepayment speeds, delinquency levels, and credit losses. Accordingly, the Company classified 87% of the trading securities reported at fair value as Level 3 at December 31, 2008. Trading securities account for 5% of all recurring and nonrecurring assets reported at fair value at December 31, 2008.

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As a result of the Company’s use of significant unobservable inputs in this fair value measurement, the Company classifies these loans as Level 3. These loans account for 16% of all recurring and nonrecurring assets reported at fair value at December 31, 2008.

Mortgage servicing rights (MSRs) — The Company typically will retain MSRs when it sells assets into the secondary market. MSRs do not trade in an active market with observable prices. Therefore, the Company uses internally developed discounted cash flow models to estimate the fair value of MSRs and classifies all MSRs as Level 3. These internal valuation models estimate net cash flows based on internal operating assumptions that the Company believes would be used by market participants, combined with market-based assumptions for loan prepayment rates, interest rates and discount rates that management believes approximate yields required by investors in this asset. Cash flows primarily include servicing fees, float income and late fees, in each case less operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread derived discount rate. All MSRs are classified as Level 3 and account for 24% of all recurring and nonrecurring assets reported at fair value at December 31, 2008.

Derivative instruments — The Company manages risk through its balance of loan production and servicing businesses while using portfolios of financial instruments, including derivatives, to manage risk related specifically to the value of mortgage loans held for sale, mortgage loans held for investment, MSR’s, foreign currency debt and retained interests in off-balance sheet securitizations. During the year ended December 31, 2008, the Company recorded a gain on economic hedges totaling $2.4 billion. Derivatives hedging MSR’s accounted for 82% of the year’s gain related to all economic hedges. The remaining 18% consisted primarily of gains on economic hedges for mortgage loans held for investment, mortgage loans held for sale and foreign currency debt.

The Company enters into a variety of derivative financial instruments as part of its hedging strategies. Certain of these derivatives are exchange traded, such as Eurodollar futures, or traded within highly active dealer markets, such as agency to-be-announced securities. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; and therefore, these contracts are classified as Level 1. The Company classified 1% of the derivative assets and 30% of the derivative liabilities reported at fair value as Level 1 at December 31, 2008.

The Company also executes over-the-counter derivative contracts, such as interest rate swaps, floors, caps, corridors, and swaptions. The Company utilizes third-party developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract are entered into the model, as well as market observable inputs such as interest rate forward curves and interpolated volatility assumptions. As all significant inputs into these models are market observable, these over-the-counter derivative contracts are classified as Level 2. The Company classified 95% of the derivative assets and 53% of the derivative liabilities reported at fair value as Level 2 at December 31, 2008.

The Company holds certain derivative contracts that are structured specifically to meet a particular hedging objective. These derivative contracts often are utilized to hedge risks inherent within certain of the Company’s on-balance sheet securitizations. In order to hedge risks on particular bond classes or securitization collateral, the derivative’s notional amount is often indexed to the hedged item. As a result, the Company typically is required to use internally developed prepayment assumptions as an input into the model, in order to forecast future notional amounts on these structured derivative contracts. Accordingly, these derivative contracts are classified

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as Level 3. The Company classified 4% of the derivative assets and 17% of the derivative liabilities reported at fair value as Level 3 at December 31, 2008.

The Company’s Valuations and Assumptions Executive Committee and The Asset and Liability Committee govern trading activity relating to derivative instruments. The Company’s policy is to minimize credit exposure related to financial derivatives used for hedging, by limiting the hedge counterparties to major banks, financial institutions, exchanges, and private investors who meet established capital and credit guidelines, as well as by limiting the amount of exposure to any individual counterparty.

The Company has netting arrangements (ISDAs) in place with all derivative counterparties. Additionally, both the Company and the counterparty are required to post cash collateral based upon the net underlying market value of the Company’s open positions with the counterparty. Posting of cash collateral typically occurs daily, subject to certain dollar thresholds. Due to the existence of netting arrangements, as well as frequent cash collateral posting at low posting thresholds, credit exposure to the Company and/or to the counterparty is considered materially mitigated and based on the Company’s assessment, there is no requirement for any additional adjustment to derivative valuations specifically for credit.

Repossessed, foreclosed and owned assets (other real estate owned) — Through the normal course of business, the Company may foreclose upon real estate assets to the extent borrowers default under the terms of their agreements with the Company. Under GAAP, these foreclosed properties are required to be carried on the balance sheet at the lower of cost or fair value less costs to sell. Only those assets that are being carried at fair value less costs to sell are included in the fair value disclosures. These foreclosed properties are carried within other assets on the Company’s consolidated balance sheets.

The Company determines the fair value of the repossessed, foreclosed and owned properties on a periodic basis. Properties that are valued based upon independent third-party appraisals less costs to sell are classified as Level 2. When third-party appraisals are not obtained, valuations are typically obtained from a third-party broker price opinion; however, depending upon the circumstances, the property list price or other sales price information may be used in lieu of a broker price opinion. The Company typically adjusts a broker price opinion or other price source as appropriate, downward in order to take into account damage and other factors that typically cause the actual liquidation value of foreclosed properties to be less than broker price opinion or other price source. This valuation adjustment is based upon the Company’s historical experience and is necessary to ensure the valuation ascribed to these assets takes into account the unique factors and circumstances surrounding a foreclosed asset. As a result of the Company applying an internally developed adjustment to the third-party provided valuation of the foreclosed property, these assets are classified as Level 3 in the fair value disclosures. As of December 31, 2008, 44% and 56% of the Company’s other real estate owned that are being carried at fair value less costs to sell are classified as Level 2 and Level 3, respectively.

On-balance sheet securitization debt — Under SFAS No. 159, the Company elected the fair value option for certain mortgage loans held for investment and securitization debt contained for certain of its on-balance sheet securitizations. In particular, the Company elected the fair value option on securitization debt issued by its domestic on-balance sheet securitization vehicles as of January 1, 2008 in which the Company estimated that credit reserves pertaining to securitized assets could or already had exceeded the Company’s economic exposure. A complete description of the securitizations is provided in the On-balance sheet securitizations section later in this Note. The objective in measuring these loans and related securitization debt at fair value is to approximate the Company’s retained economic interest and economic exposure to the collateral securing the securitization debt. The remaining on-balance sheet securitization debt that was not elected under SFAS No. 159 is reported on the balance sheet at cost, net of premiums or discounts and issuance costs.

The Company values securitization debt that was elected pursuant to the fair value option as well as any economically retained positions, using market observable prices whenever possible. The securitization debt is principally in the form of asset-backed and mortgage-backed securities collateralized by the underlying mortgage

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loans held for investment. Due to the attributes of the underlying collateral and current capital market conditions, observable prices for these instruments are typically not available in active markets. In these situations, the Company considers observed transactions as Level 2 inputs in its discounted cash flow models. Additionally, the Company’s discounted cash flow models utilize other market observable inputs such as interest rates, and internally derived inputs such as prepayment speeds, credit losses, and discount rates. As a result of the reliance on significant assumptions and estimates for model inputs, fair value option elected financing securitization debt is classified as Level 3. On-balance sheet securitization debt accounts for 89% of all liabilities reported at fair value at December 31, 2008. As a result of reduced liquidity in capital markets, values of both held for investment mortgage loans and the securitized bonds are expected to be volatile.

Collateralized Debt Obligations (CDOs) — The Company elected the fair value option for certain CDOs. A complete description of the CDOs is given in Collateralized Debt Obligations section later in this Note. These CDOs are collateralized by trading securities, which are already carried at fair value. Due to greater availability of market information on the CDO collateral, the Company derives the fair value of the CDO debt using the CDO collateral fair value and adjusting accordingly for any retained economic positions. While a portion of the CDO collateral may utilize market observable prices for valuation purposes, the majority of the CDO collateral is valued using valuation models that utilize significant internal inputs. Further, the retained economic positions also use valuation models that utilize significant internal inputs. As a result, the fair value option elected CDO debt is classified as Level 3. During the fourth quarter of 2008, the Company sold 100% of its ownership in its CDO entities resulting in deconsolidation.

Recurring Fair Value

The following table displays the assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Company elected the fair value option under SFAS No. 159. The Company often economically hedges the fair value change of its assets or liabilities with derivatives and other financial instruments. The table below displays the hedges separately from the hedged items, and therefore does not directly display the impact of the Company’s risk management activities.

	Recurring Fair Value Measurements At December 31, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Trading securities	$755	$76,533	$524,201	$601,489
Mortgage loans held for investment(1)	—	—	1,861,407	1,861,407
Mortgage servicing rights	—	—	2,847,850	2,847,850
Other assets:
Derivative assets	20,953	1,540,077	64,180	1,625,210
Other	18,026	406,259	1,906	426,191

Total assets	$39,734	$2,022,869	$5,299,544	$7,362,147

Liabilities
Collateralized borrowings:
On-balance sheet securitization debt(1)	$—	$—	$(1,898,521)	$(1,898,521)
Other liabilities:
Derivative liabilities	(71,953)	(125,430)	(40,023)	(237,406)

Total liabilities	$(71,953)	$(125,430)	$(1,938,544)	$(2,135,927)

(1)	These items are carried at fair value due to fair value option election under SFAS No. 159.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the reconciliation for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis. The Level 3 items presented below may be hedged by derivatives and other financial instruments that are classified as Level 1 or Level 2. Thus, the table below does not fully reflect the impact of the Company’s risk management activities.

	Level 3 Recurring Fair Value Measurements Year Ended December 31, 2008
	January 1, 2008 Level 3 Fair Value	Total Net Gains/(Losses) Included in Net Income(b):				Other Comprehensive Income		Purchases, Sales, Issuances and Settlements, Net	Net Transfers In/(Out) of Level 3	December 31, 2008 Level 3 Fair Value
		Realized Gains (Losses)		Unrealized Gains (Losses)
	(In thousands)
Assets
Trading securities	$1,642,169	$(381,267	)(c)	$(201,019	)(c)	$—		$(535,682)	$—	$524,201
Mortgage loans held for investment(a)	6,683,649	1,075,618	(d)	(3,467,456	)(d)	—		(2,430,404)	—	1,861,407
Mortgage servicing rights	4,713,414	(82,853	)(e)	(2,250,127	)(e)	—		467,416	—	2,847,850
Other assets:
Derivative assets, net	(39,064)	14,594	(c)	337,163	(c)	—		(290,281)	1,745	24,157
Other	3,558	—		—		(1,893	)(f)	241	—	1,906

Total	$13,003,726	$626,092		$(5,581,439)		$(1,893)		$(2,788,710)	$1,745	$5,247,521

Liabilities
Collateralized borrowings:
On-balance sheet securitization debt(a)	$(6,734,448)	$(437,769	)(d)	$2,915,552	(d)	$—		$2,358,144	$—	$(1,898,521)
Collateralized debt obligations(a)	(351,226)	(10,147	)(c)	111,052	(c)	—		250,321	—	—

Total	$(7,085,674)	$(447,916)		$3,026,604		$—		$2,608,465	$—	$(1,898,521)

(a)	Carried at fair value due to fair value option election under SFAS No. 159.

(b)	Net income is inclusive of both realized and change in unrealized gains and losses as well as interest related to the underlying asset or liability.

(c)	Fair value adjustment reported in (loss) gain on investment securities, net and related interest accretion on these assets are reported in interest income and interest expense, respectively.

(d)	Fair value adjustment reported in other (loss) income and related interest on loans and debt are reported in interest income and interest expense, respectively.

(e)	Fair value adjustment reported in servicing asset valuation and hedge activities, net.

(f)	Change in unrealized gains (losses) on available-for-sale securities recorded in equity as other comprehensive income.

Nonrecurring Fair Value

The Company may be required to measure certain assets or liabilities at fair value from time-to-time. These periodic fair value measures typically result from application of LOCOM or certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under SFAS No. 157.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the items which the Company measures at fair value on a nonrecurring basis. The year ended December 31, 2008 losses are shown below for those items.

	Nonrecurring Fair Value Measurements As of December 31, 2008
	Level 1	Nonrecurring Fair Value Measures Level 2	Level 3	Total Estimated Fair Value	Lower of Cost or Fair Value or Credit Allowance	Total Gains Losses) Included in Earnings for the Year Ended December 31, 2008
	(In thousands)
Mortgage loans held for sale(1)	$—	$924,601	$168,469	$1,093,070	$(610,022)	—
Lending receivables(3)	—	566,126	67,899	634,025	(534,501)	—
Other assets:
Other real estate owned(2)	—	241,223	307,111	548,334	(139,840)	—
Model home portfolio(4)	—	80,713	—	80,713	—	$(54,241)
Investments in automotive operating leases, net(5)	—	—	1,890,605	1,890,605	—	(166,535)
Repossessed retail/operating leases(6)	—	—	4,195	4,195	—	(2,682)
Off-lease vehicles(6)	—	—	41,937	41,937	—	(5,800)

Total	$—	$1,812,663	$2,480,216	$4,292,879	$(1,284,363)	$(229,258)

For table Notes (1) and (2), LOCOM or valuation allowance is the most relevant indicator of the impact on earnings of measuring those specific items to fair value. Accordingly, the table above excludes total gains and losses included in earnings for these items.

(1)	Represents assets held for sale that are required to be measured at lower of cost or fair value in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities or (SOP 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Only assets with fair values below cost are included in the table above. The related valuation allowance represents the cumulative adjustment to fair value of those specific loans.

(2)	The allowance provided for other real estate owned represents any cumulative valuation adjustments recognized to adjust those respective repossessed, foreclosed and owned properties to fair value less costs to sell.

For table Note (3), the credit allowance which is measured using the fair value of the collateral that secures the related lending receivable, is the most relevant indicator. The carrying values of those items are inclusive of the respective valuation or credit allowance.

(3)	The carrying value for lending receivables includes only those lending receivables that have a specific reserve established using the fair value of the underlying collateral. The related credit allowance represents the cumulative adjustment to fair value of those specific lending receivables.

For the table Notes (4) through (6), changes to the income statement are the most relevant indicator of the impact on earnings and measuring these specific items to fair value.

(4)	The model home portfolio held by the Business Capital Group is accounted for as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. The losses represent adjustments to fair value of that portfolio based on actual sales for the year ended December 31, 2008.

(5)	Represents assets impaired as of December 31, 2008, under SFAS No. 144. The total loss included in earnings for the year ended December 31, 2008 represents the fair market value adjustments on the portfolio.

(6)	Represents repossessed vehicles on loan or lease for which performance of the contract was not completed.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	January 1, 2008 Carrying Value Prior to Adoption	Cumulative Effect Adjustment to January 1, 2008 Retained Earnings- Gain (Loss)	January 1, 2008 Fair Value After Adoption
	(In thousands)
Assets
Mortgage loans held for investment(1)	$10,530,424	$(3,846,775)	$6,683,649
Liabilities
Collateralized borrowings:
On-balance sheet securitization debt	(10,367,144)	3,632,696	(6,734,448)
Collateralized debt obligations	(386,052)	34,826	(351,226)

Pretax cumulative effect of adopting SFAS No. 159		$(179,253)

After-tax cumulative effect of adopting SFAS No. 159		$(178,504)

(1)	Includes the removal from the balance sheet of the $489.0 million of allowance for loan losses.

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

As a result of market conditions and deteriorating credit performance of domestic residential mortgages, the Company’s economic exposure on certain of these domestic on-balance sheet securitizations was reduced to zero or approximating zero, thus indicating the Company expected minimal to no future cash flows to be received on

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the economic residual. While the Company no longer was economically exposed to credit losses in the securitizations, the Company was required to continue recording additional allowance for loan losses on the securitization collateral as credit performance deteriorated. Further in accordance with GAAP, the Company did not record any offsetting reduction in the securitization’s debt balances, even though any nonperformance of the assets would ultimately pass through as a reduction of amount owed to the debt holders, once they are contractually extinguished. As a result, the Company was required to record accounting losses beyond its economic exposure.

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

Subsequent to the fair value election for mortgage loans held for investment, the Company continues to carry the fair value of these loans within mortgage loans held for investment on the balance sheet. The Company no longer records allowance for loan losses on these fair value elected loans and amortization of net deferred costs/fees no longer occurs, because the deferred amounts were removed as part of the cumulative effect of adopting SFAS No. 159. The Company’s policy is to separately record interest income on these fair value elected loans unless they are placed on nonaccrual status when they are 60 days past due; these amounts continue be classified within interest income on the consolidated income statement. The fair value adjustment recorded for the mortgage loans held for investment is classified within other (loss) income on the consolidated income statement.

Subsequent to the fair value election for the respective on-balance sheet securitization debt, the Company no longer amortizes upfront deal costs on the fair value elected on-balance sheet securitization debt, since these deferred amounts were removed as part of the cumulative effect of adopting SFAS No. 159. The fair value elected debt balances continue to be recorded within collateralized borrowings in securitization trusts on the consolidated balance sheet. The Company’s policy is to separately record interest expense on the fair value elected securitization debt, which continues to be classified within interest expense on the consolidated income statement. The fair value adjustment recorded for this debt is classified within other (loss) income on the consolidated income statement.

Collateralized Debt Obligations

The Company executed two collateralized debt obligation securitizations in 2004 and 2005, named CDO I and CDO II respectively (collectively the “CDOs”). Similar to the on-balance sheet securitizations discussed above, the Company retained certain economic interests in these CDOs which entitled the Company to excess cash flows that remain at each distribution date, after absorbing any credit losses in the CDOs. These CDOs were

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

required to be consolidated under FIN No. 46R — Consolidation of Variable Interest Entities, thus the Company carries the CDO collateral on the consolidated balance sheet. The Company classifies this collateral as trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and therefore carries the collateral on the balance sheet at fair value each period, with revaluation adjustments recorded through current period earnings. The fair value adjustment recorded for the CDO trading securities is classified within (loss) gain on investment securities, net on the consolidated statement of income. The Company was required to carry the CDO debt issued to third-parties on their consolidated balance sheet and classified this as collateralized borrowings in securitization trusts. Prior to the January 1, 2008 adoption of SFAS No. 159, this debt was carried at amortized cost.

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

Subsequent to the fair value option election for the CDO debt, the Company no longer amortizes upfront securitization costs for these transactions, as these amounts were removed as part of the cumulative effect of adopting SFAS No. 159. During the fourth quarter of 2008, the Company sold 100% of its ownership in its CDO entities, including all asset management responsibilities.

The table below displays the Company’s fair value option elections and information regarding the amounts recorded within earnings for each fair value option elected item.

	Changes in Fair Value Included in the Consolidated Income Statement
Year Ended December 31, 2008	Interest Income	Interest Expense	Other (Loss) Income	Gain on Investment Securities, Net	Total Included in Net Income	Change in Fair Value Due to Credit Risk(1)
	(In thousands)
Mortgage loans held for investment	$709,495	$—	$(3,101,333)	$—	$(2,391,838)	$(809,339	)(2)
Collateralized borrowings:
On-balance sheet securitizations	—	(386,999)	2,864,782	—	2,477,783	617,602	(3)
Collateralized debt obligations	—	(10,147)	—	111,052	100,905	—	(4)

Total					$186,850

(1)	Factors other than credit quality which impact the fair value include changes in market interest rates and the liquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The credit impact for mortgage loans held for investment was quantified by applying internal credit loss assumptions to cash flow models.

(3)	The credit impact for on-balance sheet securitization debt is assumed to be zero until the Company’s economic interests in a particular securitization is reduced to zero, at which point the losses in the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value change due to credit. The Company also monitors credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

(4)	The credit impact for collateralized debt obligations is assumed to be zero until the Company’s economic interests in the securitization is reduced to zero, at which point the losses projected in the underlying collateral will be expected to be passed through to the securitization’s bonds. The Company also monitors credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

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

Below is a table that provides the aggregate fair value and the aggregate unpaid principal balance for the Company’s fair value option elected loans and long-term debt instruments:

	As of December 31, 2008
	Unpaid Principal Balance	Loan Advances/ Other		Accrued Interest		Fair Value Allowance		Fair Value
	(In thousands)
Mortgage Loans Held for Investment:
Total loans	$8,735,396	$(134,833)		$89,756		$(6,828,912)		$1,861,407
Nonaccrual loans	1,694,841	—	(a)	—	(a)	—	(a)	—	(a)
Loans 90+ days past due(b)	1,204,193	—	(a)	—	(a)	—	(a)	—	(a)
Collateralized Borrowings:
On-balance sheet securitizations	$(8,414,376)	$(1,907)		$(17,662)		$6,535,424		$(1,898,521)

(a)	The Company measured fair value of the mortgage loans held for investment using a portfolio approach or an in-use premise. By utilizing exit prices at a pool level, this approach does not allow the Company to reliably estimate the fair value of nonaccrual and 90+ loans and, therefore, the fair value of those items is not included in the table above. Unpaid principal balances are provided to allow assessment of the materiality of nonaccrual and 90+ loans relative to total loans.

(b)	In the table above, 90+ loans are included in nonaccrual loans which are included in total loans.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments (SFAS No. 107)

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which fair value can be estimated.

The Company values all of its financial instruments recognized on the balance sheet using the same methods and assumptions as discussed above under SFAS No. 157 and SFAS No. 159. These methods and assumptions include estimated amounts at which a financial instrument could be exchanged in a current transaction between willing parties. When possible, the Company uses quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is derived based upon appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchanges.

The following table presents the carrying amounts and estimated fair values of all the Company’s financial instruments recognized on the balance sheet:

	At December 31,
	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets
Cash and cash equivalents	$6,982,761	$6,982,761	$4,415,913	$4,415,913
Mortgage loans held for sale	2,628,907	2,637,102	11,998,236	12,013,018
Trading securities	601,489	601,489	2,090,690	2,090,690
Mortgage loans held for investment, net(a)	24,745,575	22,477,934	41,330,322	39,493,965
Lending receivables, net	6,005,308	5,745,897	8,406,495	8,277,514
Automotive loans and lease financing, net	3,139,044	3,003,762	3,103,028	2,973,794
Available for sale securities	426,192	426,192	275,671	275,671
Derivative assets	1,625,210	1,625,210	1,724,715	1,724,715
Restricted cash	1,372,184	1,372,184	490,445	490,445
Other assets	341,878	341,088	131,180	131,074
Liabilities
Parent and affiliate borrowings	$2,670,904	$2,670,904	$—	$—
Collateralized borrowings in securitization trusts	3,752,457	3,330,522	16,145,741	15,401,363
Other borrowings	22,635,976	17,437,861	46,184,150	40,973,617
Deposit liabilities	19,861,515	19,924,953	13,349,844	13,436,826
Derivative liabilities	237,406	237,406	441,904	441,904
Other liabilities	160,074	160,074	493,292	493,292

(a)	As of December 31, 2008, the Company has estimated fair value of its mortgage loans held for investment as directed by FSP FAS No. 157-3, Determining fair value of a Financial Asset in a Market that Is Not Active. As such, the Company assumes estimated fair value equals the price that would be received in an orderly transaction and not representative of a forced liquidation or distressed sale. In addition, the Company modified its calculation of estimated fair value to assume carrying value equals estimated fair value for mortgage loans that the Company identifies as “distressed loans” or loans that the Company believes are not sensitive to interest rate movement due to their categorization as a nonperforming asset and specific product type.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Derivative Instruments and Hedging Activities

The Company enters into interest rate and foreign currency futures, forwards, options, and swaps in connection with its market risk management activities. The Company’s primary objective for utilizing derivative financial instruments is to manage market risk and cash flow volatility associated with interest rate, prepayment, basis risks and foreign currency risk related to certain assets and liabilities. Managing this volatility enables the Company to minimize the impact of market risk on its earnings.

Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including trading securities, mortgage loans held for sale, mortgage loans held for investment, mortgage servicing rights, mortgage related securities, and collateralized borrowings in securitization trusts. In addition, foreign exchange contracts are used to hedge foreign currency denominated debt and the Company’s international subsidiaries’ foreign currency denominated assets and liabilities. In accordance with SFAS No. 133, as amended and interpreted, the Company records derivative financial instruments on its consolidated balance sheet as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative financial instruments and whether it qualifies for hedge accounting treatment.

The following summarizes the Company’s derivative activity based on the accounting hedge designation:

Fair Value Hedges

The Company uses derivatives designated as fair value hedges to manage the risk of changes in fair value of certain assets and liabilities.

Senior Unsecured Notes — The Company’s fair value hedges consist of hedges of fixed-rate debt obligations. Interest rate swaps are used to modify exposure to interest rate risk by converting fixed-rate debt to a floating rate. Generally, individual swaps are designated as hedges of specific debt at the time of issuance with the terms of the swaps matching the terms of the underlying debt. As the terms of the swap were designed to match the terms of the debt, a significant portion of the obligation hedging relationship received short-cut treatment under SFAS No. 133, resulting in the assumption of no hedge ineffectiveness.

In November 2007, the Company initiated a cash tender offer for several of the Company’s debt securities. Also in November and December 2007, GMAC executed a program of open market repurchase (“OMR”) of the Company’s publicly traded debt. As a result of these actions, the notional amount of the interest rate swaps exceeded the amount of the outstanding debt. Accordingly, the Company reduced and re-designated these swap relationships and discontinued the use of the short-cut method to measure hedge effectiveness on the majority of its fair value hedges. The Company began assessing whether the re-designated relationships were highly effective by conducting a regression analysis using historical hedge period data and comparing the results to established thresholds. The Company assesses hedge effectiveness employing a statistical-based approach, which must meet established industry thresholds. Hedge ineffectiveness is measured as the difference between the changes in value of the hedged assets and the designated derivatives. These changes are highly correlated, therefore the carrying value of the hedged assets and the related derivative financial instruments are adjusted and the resulting gain or loss is recognized in current period earnings. In 2008, nearly all the remaining hedging relationships were discontinued as a result of bond exchanges completed by ResCap in June 2008 and by GMAC for ResCap notes, in December 2008.

Mortgage Loans Held for Sale — Prior to July 2007, the Company designated hedging relationships between certain mortgage loans held for sale and various derivative contracts. In July 2007, the Company discontinued the designation of its hedging program as a fair value hedge for mortgage loans held for sale.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Hedges

During the quarter ended September 30, 2007, the Company discontinued its cash flow hedge program related to debt treated as secured borrowings issued as part of its securitizations. Cash flows were hedged on existing and forecasted variable rate debt. As part of the discontinuation of this program, the Company deferred approximately $25.1 million of unrealized mark-to-market gains in Other Comprehensive Income (“OCI”) to be amortized over the remaining forecasted notional balance. During 2007, $20.9 million was amortized into income leaving a remaining accumulated OCI balance of $4.3 million. In 2008, approximately $3.8 million was amortized out of OCI into income. The remaining balance of $0.5 million will be amortized over the next three years. The methodology used to amortize from OCI into income was determined based on the forecasted notional balance of the swaps and expected future payments. The future payments were estimated by using the forward one-month Libor curve for the floating leg and the actual rate as per the terms of the swap for the fixed leg. These payments were netted together to calculate the future expected payments for the swaps. The resulting net cash flows were then linked with the deferred gain in accumulated OCI.

Economic Hedges Not Designated as Accounting Hedges

The Company utilizes certain derivative financial instruments that do not qualify or are not designated as hedges under SFAS 133 to manage interest rate, price and foreign exchange risks. These derivatives are used to manage risk associated with mortgage servicing rights, mortgage loans held for sale, mortgage loans held for investment, mortgage related securities, collateralized borrowings in securitization trusts, and foreign currency denominated assets and liabilities. As these derivatives are not designated as accounting hedges, changes in the fair value of the derivatives instruments are recognized in earnings each period.

While the Company utilizes derivative instruments to, among other things, manage its foreign currency exposure, current credit ratings and deteriorating capital market conditions have eliminated or significantly reduced the Company’s counterparties’ willingness to enter into forward contracts, thus limiting hedging alternatives and increasing the cost of the Company’s risk management strategies. As such, it is possible that these instruments will not effectively mitigate all or a substantial portion of the Company’s market and foreign exchange rate risk.

Mortgage servicing rights — The Company enters into a combination of derivative contracts that are economic hedges of the servicing rights associated with groups of similar mortgage loans. These derivatives include interest rate caps and floors, futures options, futures, mortgage backed security options, TBAs, interest rate swaps and swaptions. The maturities of these instruments range between six months and twenty years. The associated fair market value of these derivatives as of December 31, 2008 was $977.4 million with an underlying notional value of $46.9 billion. The Company is required to deposit cash in margin accounts maintained by counterparties for unrealized losses on nearly all derivative contracts.

Mortgage loans held for sale/mortgage loans held for investment — The Company enters into a combination of derivative financial instruments to hedge exposure to risk associated with its mortgage loans held for sale and mortgage loans held for investment. After mortgage loans are funded, they are generally sold into the secondary market to various investors, often as mortgage-backed securities sponsored by Fannie Mae, Freddie Mac and Ginnie Mae. Mortgage loans that are not eligible for agency-sponsored securitizations are sold through public or private securitizations transactions or whole-loan sales. The primary risk associated with closed loans awaiting sale is a change in the fair value of the loans attributed to fluctuations in interest rates. The Company enters into a combination of economic hedges to hedge the risk associated with mortgage loans held for sale. Currently the Company uses TBAs, futures, interest rate swaps and caps to hedge this risk. The fair value of these derivatives as of December 31, 2008 was a liability of $69.7 million with an underlying notional value of $6.1 billion.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commitments to purchase and/or sell mortgages — Prior to mortgage funding, the Company often enters into interest rate lock commitments with borrowers whereby the Company commits to purchasing loans at a particular interest rate, provided the borrower elects to close the loan. During the time between the loan’s funding and its sale to the secondary market, the Company is exposed to fluctuations in interest rates. The Company’s primary strategy to protect against this risk is by entering into forward delivery commitments to sell mortgages or mortgage-backed securities.

Interest rate lock commitments are specifically prohibited from being designated as a hedged asset in a fair value hedging relationship. However, certain commitments to purchase mortgages have been defined as derivatives and are therefore recorded on the balance sheet as assets or liabilities and measured at fair value. Subsequent changes in fair value are recorded as adjustments to the carrying value of these assets or liabilities with a corresponding adjustment recognized in current period earnings. Commitments to originate or purchase mortgage loans accounted for as derivatives had an unrealized gain position of $47.1 and $10.7 million recorded in other assets and an unrealized loss position of $0.1 and $11.0 million recorded in other liabilities at December 31, 2008 and 2007, respectively.

As of December 31, 2008 and 2007, the Company had forward delivery commitments to sell mortgages or mortgage-backed securities. The Company’s commitments to sell mortgage loans accounted for as derivatives had an unrealized gain position of $135.0 and $6.2 million recorded in other assets and an unrealized loss position of $46.4 and $29.9 million recorded in other liabilities at December 31, 2008 and 2007, respectively.

Mortgage related securities — The Company enters into a combination of derivative contracts that are economic hedges used to hedge a portfolio of mortgage related securities classified as trading securities. Interest rate options, futures, swaps, caps and floors are used to mitigate risk related to mortgage related securities. As of December 31, 2008 the fair value of derivatives used to hedge mortgage related securities was $6.5 million and the underlying notional value of the derivatives was $565.8 million.

Collateralized borrowings in securitization trusts — The Company enters into a combination of derivative contracts that are economic hedges used to hedge cash flows primarily related to debt treated as securitized borrowings issued as part of its securitizations. Interest rate swaps, and/or interest rate caps are used to hedge these cash flows. The fair value of these derivatives as of December 31, 2008 was a liability of $29.4 million with an underlying notional value of $5.7 billion.

Foreign asset/liability currency hedges — The Company has also elected not to treat currency swaps used to convert foreign currency denominated asset and liabilities into the functional currency at a floating rate as hedges for accounting purposes. The Company has elected this treatment because the changes in the fair values of the currency swaps are substantially offset by the foreign currency revaluation gains and losses of the underlying assets and liabilities. The Company purchased forward derivatives from GMAC to mitigate risk against currency fluctuation in the Euro and forwards or options from third-parties to mitigate currency fluctuation against the U.K. sterling. The net asset position of these derivatives at December 31, 2008 was $301.2 million. The gain on these derivatives for the year ended December 31, 2008 was $411.0 million.

Foreign debt floating to fixed rate — Interest rate caps are used to hedge the interest rate risk associated with floating rates borrowing facilities set up in the Company’s foreign entities.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Statement Presentation

The following table summarizes the pretax earnings impact for each type of hedge classification segregated by the asset or liability hedged:

	Year Ended December 31,
	2008	2007	2006	Income Statement
	(In thousands)
Fair value hedge ineffectiveness gain (loss):
Debt obligations	$3,678	$24,743	$286	Interest expense
Mortgage loans held for sale	—	(716)	(7,292)	(Loss) gain on mortgage loans, net
Cash flow hedge ineffectiveness gain (loss):
Issuance of collateralized borrowings	—	—	102	Interest expense
Economic hedge change in fair value:
Mortgage servicing rights	1,951,535	715,879	(280,877)	Servicing asset valuation and hedge activities, net
Mortgage loans held for sale or investment	47,147	(254,537)	34,534	(Loss) gain on mortgage loans, net
Mortgage related securities	15,358	(160,894)	7,312	(Loss) gain on investment securities, net
Collateralized borrowings in securitization trusts	(29,402)	(56,457)	(2,927)	Interest expense
Foreign asset/liability currency hedges	410,974	(1,902)	(1,498)	Loss on foreign currency
Foreign debt floating to fixed rate	1,002	(2,755)	(4,974)	Interest expense
Other	—	(770)	(9)	(Loss) gain on investment securities, net

Total	$2,400,292	$262,591	$(255,353)

The following table summarizes the component of the derivative instruments’ gain (loss) excluded from the assessment of hedge effectiveness and the reclassification from other comprehensive income to earnings expected to occur in the next 12 months:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net gain on fair value hedges excluded from assessment of effectiveness (time component)	$—	$—	$—
Expected reclassifications from other comprehensive income to earnings in the next 12 months	$39	$3,705	$8,543

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties which owe the company under the contracts completely fail to

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

perform under the under the terms of those contracts, assuming no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. At December 31, 2008 and 2007 the market value of derivative financial instruments in an asset or receivable position (from the Company perspective) was $1.6 and $1.5 billion, respectively. The Company minimizes the credit risk exposure by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines. Additionally, the Company reduces credit risk on the majority of its derivative financial instruments by entering into legally enforceable agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments meet established thresholds. The Company has placed cash deposits totaling $149 and $67 million at December 31, 2008 and 2007 respectively, in accounts maintained by counterparties for derivative positions in a liability position to the Company. The Company has received cash deposits from counterparties totaling $1.0 and $0.9 billion at December 31, 2008 and 2007, respectively for derivative positions in an asset position to the Company. The cash deposits placed and received are included on the consolidated balance sheet in other assets and other liabilities, respectively.

19.	Restructuring Charges

On September 3, 2008, the Company announced additional restructuring initiatives to optimize the mortgage business as the downturn in the credit and mortgage markets persist. In response to these conditions, the Company has enacted a plan to significantly streamline its operations, reduce costs, adjust its lending footprint and refocus the Company’s resources on strategic lending and servicing. In the third and fourth quarters of 2008, the Company recorded $113.6 million of pretax restructuring costs related to this plan, of which $66.5 million was paid or settled as of December 31, 2008. The majority of the remaining restructuring accrual is expected to be paid or settled in the first quarter of 2009.

Previously, on October 17, 2007, the Company announced a restructuring plan that would reduce the workforce, streamline operations and revise the cost structure. During 2007, the Company incurred pretax restructuring costs of $126.6 million, of which $57.2 million was paid or settled by December 31, 2007. During 2008, the Company incurred additional pretax restructuring costs totaling $31.0 million, primarily related to severance and related costs associated with the continuation of the workforce reduction plans in the United Kingdom, Continental Europe and Australia.

The charges for employee severance, lease terminations and fixed asset write-offs were recorded in restructuring expense. The charges related to the September 3, 2008 restructuring plan were recorded in the corporate and other business segment as the Company’s chief operating decision maker did not consider these charges when evaluating the performance of the Company’s other three business segments. The charges related to the October 17, 2007 restructuring plan incurred in 2007 and through 2008 were recorded within the impacted business segments.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes by plan and category the Company’s restructuring charge activity for the year ended December 31, 2008:

	Liability Balance at January 1, 2008	Restructuring Charges Through December 31, 2008	Cost Paid or Otherwise Settled Through December 31, 2008	Liability Balance at December 31, 2008
	(In thousands)
October 2007 Restructuring Plan:
Employee severance	$23,648	$31,990	$(46,404)	$9,234
Lease terminations and fixed asset write-offs	45,734	(1,016)	(24,842)	19,876

Total October 2007 plan	69,382	30,974	(71,246)	29,110

September 2008 Restructuring Plan:
Employee severance	—	54,876	(36,993)	17,883
Lease terminations and fixed asset write-offs	—	58,697	(29,457)	29,240

Total September 2008 plan	—	113,573	(66,450)	47,123

Total restructuring:
Employee severance	23,648	86,866	(83,397)	27,117
Lease terminations and fixed asset write-offs	45,734	57,681	(54,299)	49,116

Total	$69,382	$144,547	$(137,696)	$76,233

20.	Managed Assets / Mortgage Loans Serviced

The Company originates, purchases, sells and securitizes residential mortgage loans. Due to the current market conditions, the Company typically sells its loans and holds no continuing involvement other than servicing rights. In certain cases, the Company has chosen to hold loans for investment and retain interests in the securitization activities the Company conducts. This continuing involvement through the Company’s loan origination, servicing and investment activities is defined as its managed asset portfolio. Depending on the form of continuing involvement, the associated credit risk, guarantee obligations and commitments differ, as such; the Company has defined its managed asset portfolio into the following categories for purposes of disclosure:

•

Loans owned by the Company and the Company is the primary servicer. These loans are categorized as mortgage loans held for sale or mortgage loans held for investment. Included in mortgage loans held for investment are on-balance sheet securitization trusts (i.e. secured financings). The Company’s mortgage loans held for sale and mortgage loans held for investment portfolios are discussed in further detail in Note 3 and Note 5, respectively. As these assets are owned by the Company and/or recorded on the Company’s balance sheet, the primary servicing rights are not recognized separately from the mortgage loan valuation and any associated credit risk is inherent to their valuations.

•

Loans sold to third-party investors where the Company has retained primary servicing. The loans sold to a third-party investor were sold through an off-balance sheet securitization or were sold through a whole-loan or agency sale. Loans sold to a securitization trust are then sold to a bankruptcy remote special purpose entity. The Company may retain interests in the form of mortgage-backed securities, residual interests, interest-only strips and principal-only strips. Refer to Note 4 for the discussion of the Company’s retained interest and Note 21 for additional discussion of off-balance sheet securitization transactions. In the case of a whole-loan or agency sale, the loans are sold directly to the third-party or government sponsored entities.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Off-balance sheet mortgage loans sold by the Company to third-party investors and whole-loan and agency sales have no further recourse to the Company outside of customary market representation and warranty repurchase provisions and in certain transactions, early payment default provisions and other forms of guarantee or commitments. Broadly speaking, representation and warranty repurchase provisions require the Company to repurchase loans to the extent it is subsequently determined that the loans were ineligible or were otherwise defective at the time of sale. Due to market conditions, early payment default provisions were included in certain of the Company’s loans sales, and require the Company to repurchase loans if the borrower is delinquent on certain specified payments subsequent to sale. See Note 23 for further discussion on maximum exposure and reserves related to these provisions and disclosure of the Company’s commitments.

•

Loans that have never been and currently are not owned by the Company but the servicing rights have been purchased. In the case of purchased servicing rights, there is no recourse to the Company outside of customary contractual provisions relating to the execution of the services the Company provides.

•

Loans that have never been and currently are not owned by the Company but for which it acts as sub-servicer under contractual agreements with the primary servicer. In the case of sub-servicing rights there is no recourse to the Company outside of customary contractual provisions relating to the execution of the services the Company provides.

In many cases the Company acts as primary and master servicer. However, in certain cases, the Company also services:

•

Loans that have typically been purchased and subsequently sold through a securitization or whole-loan or agency sale whereby the originator retained the primary servicing right and the Company retained the master servicing right.

Master servicing rights represent the right to service mortgage-backed and mortgage-related asset-backed securities and whole-loan packages sold to investors. Because master servicing rights relate to activities supporting the securitization trust or whole-loan package and not the underlying mortgage loans, the Company has concluded these are not managed assets but are included only in its serviced loan portfolio.

At December 31, 2008, the managed and total serviced assets of the Company are:

	Number of Loans	Unpaid Principal Balance
	(Dollars in millions)
On-balance sheet mortgage loans:
Held for sale and investment	304,200	$27,085.2
Off-balance sheet mortgage loans:
Loans sold to third-party investor:
Securitizations	790,999	109,841.2
Whole-loan and agency	1,593,773	249,561.6
Purchased servicing rights	124,536	7,299.5

Total primary serviced loans	2,813,508	393,787.5
Sub serviced loans	164,938	35,491.4

Total managed loans	2,978,446	429,278.9
Master servicing only loans	127,907	25,911.0

Total serviced loans	3,106,353	$455,189.9

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed above, the Company’s total serviced assets consist of primary, master and sub-servicing activities. At December 31, 2008, the Company’s mortgage loans primary servicing portfolio consists of the following:

	Number of Loans	Unpaid Principal Balance	Weighted- Average Coupon	Weighted- Average Remaining Maturity Months	Weighted- Average Service Fees
	(Dollars in millions)
Prime conforming	1,481,111	$225,141	6.37%	306	0.41%
Prime non-conforming	327,638	87,688	5.99	306	0.24
Prime second-lien	558,874	24,384	7.20	270	0.49
Government	138,802	20,323	6.31	312	0.31
Nonprime	307,083	36,252	7.80	295	0.41

Total	2,813,508	$393,788

Primary servicing rights represent the Company’s right to service certain mortgage loans originated or purchased and later sold on a servicing-retained basis through securitization activities and whole-loan or agency sales, as well as primary servicing rights the Company purchases from other mortgage industry participants. In connection with its primary servicing activities, the Company makes certain payments of property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual mortgagors. These advances are included in accounts receivable in the consolidated balance sheet and totaled $1.5 billion and $1.8 billion at December 31, 2008 and 2007, respectively. The potential obligation of the Company is influenced by the product’s performance and credit quality. In the current economic environment, the Company’s advance obligations are expected to increase in the nonprime and non-conforming primary servicing portfolios with increased level of servicing activities.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth information concerning the delinquency experience in the Company’s domestic mortgage loan primary servicing portfolio, including pending foreclosures, on residential mortgage loans that generally complied with the Company’s underwriting criteria at the time of origination or purchase and for which the Company was the primary servicer as of the dates indicated. The determination as to whether a loan falls into a particular delinquency category is made as of the close of business on the last business day of each month.

	U.S. Mortgage Loan Servicing Portfolio Delinquency
	For The Year Ended December 31,
	2008		2007		2006
	Number of Loans	Dollar Amount of Loans	Number of Loans	Dollar Amount of Loans	Number of Loans	Dollar Amount of Loans
	(Dollars in millions)
Total U.S. mortgage loans serviced	2,660,716	$365,033	3,072,322	$418,601	3,088,405	$403,619

Period of delinquency(1)(2)
30 to 59 days	95,930	$13,166	107,711	$14,304	104,951	$13,544
60 to 89 days	43,471	6,294	38,040	5,372	30,790	3,820
90 days or more	50,529	6,438	37,038	4,477	18,472	1,869
Foreclosures pending	53,249	10,770	52,084	9,427	37,183	4,906
Bankruptcies	62,785	6,449	30,348	2,762	32,965	2,842

Total delinquent loans	305,964	$43,117	265,221	$36,342	224,361	$26,981

Percent delinquent of U.S. mortgages loans serviced	11.50%	11.81%	8.63%	8.68%	7.26%	6.68%

(1)	As used in this discussion, prime credit quality loans and some of the Company’s other mortgage loans are considered to be 30 or more days delinquent when a payment due remains unpaid as of the close of business on the last business day immediately prior to the next following monthly due date.

(2)	Does not include foreclosures pending and bankruptcies.

Servicing advances receive priority cash flows, including contractual interest, in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate owned property, thus making their collection reasonably assured. The Company maintains an allowance for uncollected primary servicing advances which totaled $12.1 and $12.0 million at December 31, 2008 and 2007, respectively. Additionally, the Company has fiduciary responsibility for mortgage escrow and custodial funds of approximately $4.1 and $5.5 billion at December 31, 2008 and 2007, respectively. The amount of funds segregated in custodial bank accounts, which are not included in the consolidated balance sheet of the Company, were $2.6 billion and $3.8 billion at December 31, 2008 and 2007, respectively. The remaining funds are deposited at GMAC Bank and are included in deposit liabilities in the consolidated balance sheet.

On June 17, 2008, the Company and GMAC Commercial Finance, LLC (“GMACCF”), a subsidiary of GMAC, agreed to enter into a Receivables Factoring Facility (the “Receivables Facility”), whereby GMACCF agreed to purchase certain mortgage servicing advances. The proceeds from the Receivables Facility were reinvested in additional servicing advances.

An increasingly important part of the Company’s primary servicing activities includes foreclosure prevention and loss mitigation procedures which assists the Company in reducing delinquency and assists borrowers in staying in their homes. Through early intervention with individual mortgagors who are delinquent or whom the Company’s risk models indicate may become delinquent, participation in foreclosure prevention forums and pro-active loss mitigation strategies that includes loan modifications, the Company, as primary servicer, may engage in activities that will modify the terms of on and off-balance sheet loans.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loan modifications, which the Company is contractually allowed to perform as a primary servicer in compliance with the Company’s servicing agreements, can include any or all of the following; principal forgiveness, maturity extensions, delinquent interest capitalization and changes to contractual interest rates. In addition, as primary servicer, the Company can agree to modifications upon liquidation of a loan, commonly known as short sales where a portion of the outstanding principal of a mortgage loan is forgiven as part of a sale of the underlying property to a third party. The Company participates in a variety of government and agency sponsored programs, as well as internally designed proprietary programs, aimed at homeowners at risk of foreclosure. These programs include Fannie Mae’s “HomeSaver Advance”; “Framework Modification” (aka “Bush Plan”); “GMAC ResCap Preemptive Modification”; and GMAC ResCap’s “Quick Strike Modifications”. Each plan has varying qualification criteria for the borrower to meet as well as associated modification options which the Company analyzes to determine the best solution for the borrower. Additionally, the Company has performed periodic foreclosure moratoriums, which are designed to provide borrowers with extra time to sort out their financial difficulties while allowing them to stay in their homes.

The Company performs, or pays third-parties to perform, primary servicing on loans in all fifty states, the United Kingdom, Continental Europe and Canada. At December 31, 2008, the five largest concentrations for the Company’s primary servicing portfolio are as follows:

California	18.1%
Florida	6.0
Texas	4.2
Continental Europe	3.9
Massachusetts	3.9
All other	63.9

Total	100.0%

The Company also acts as a sub servicer of mortgage loans. As the sub servicer, the Company performs the responsibilities of a primary servicer but does not own the corresponding servicing rights. As of December 31, 2008, the Company acted as sub servicer on 164,938 loans having an aggregate unpaid principal balance of $35.5 billion. The Company receives a fee from the primary servicer for such services. As the sub servicer, the Company would have the same responsibilities of a primary servicer in that it would make certain payments of property taxes and insurance premiums, default and property maintenance, as well as advances of principal and interest payments before collecting them from individual mortgagors. As of December 31, 2008 outstanding servicer advances related to sub serviced loans were $73.0 million and the Company had a reserve for uncollected sub servicer advances of $1.3 million. Servicer advances receive priority cash flows in the event of foreclosure or liquidation thus making collection reasonably assured and the Company’s credit risk is consistent with its exposure as a primary servicer.

Master servicing rights represent the right to service mortgage-backed and mortgage-related asset-backed securities and whole-loan packages sold to investors. The Company is the master servicer for 911,606 loans having an aggregate unpaid principal balance of $141.8 billion as of December 31, 2008. In many cases, the Company acts as master and primary servicer. At December 31, 2008, the Company was the master servicer and was not the primary servicer of 127,907 loans having an aggregate unpaid principal balance of $25.9 billion. When the Company acts as master servicer, it collects mortgage loan payments from primary servicers and distribute those funds to investors in mortgage-backed and mortgage-related asset-backed securities and whole-loan packages. As the master servicer, the Company is required to advance scheduled payments to the trust. To the extent that the primary servicer doesn’t advance the payments, as the master servicer, the Company is responsible for advancing the payment to the trust. In most cases, the Company is required to advance these payments to the point of liquidation of the loan or reimbursement of the trust. The Company had outstanding master servicing advances of $28.9 million as of December 31, 2008. Servicing advances receive priority cash flows, including contractual interest, in the event of foreclosure or liquidation, thus making their collection reasonably assured.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Off-Balance Sheet Securitization Transactions

The Company sells pools of residential mortgage loans via securitization transactions that qualify for off-balance sheet treatment under GAAP. The purpose of these securitizations is to provide a permanent funding and exit for these assets. In executing the securitization transactions, the Company typically sells the pool of mortgage loans to one of the Company’s wholly-owned special purpose entities, which then sells the loans to a separate, transaction-specific bankruptcy remote special purpose entity (e.g. a securitization trust) for cash, mortgage servicing rights, and in some transactions, retained interests. The securitization trust issues and sells interests to investors that are collateralized by the securitized loans and entitle the investors to specified cash flows generated from the securitized loans.

Each securitization is governed by various legal documents that limit and specify the activities of the securitization vehicle. Generally, the securitization vehicle is allowed to acquire the mortgage loans being sold to it, issue interests to investors to fund the acquisition of the loans, and enter into derivatives or other yield maintenance contracts (e.g. bond insurance) to hedge/mitigate certain risks related to the asset pool or debt securities. Additionally, the securitization vehicle is required to service the assets it holds and the debt/interests it has issued. These functions are performed by a servicer(s) appointed within the underlying legal documents. Servicing functions include (but are not limited to) collecting payments from borrowers, performing escrow functions, monitoring delinquencies, executing and liquidating foreclosures, investing funds until distribution, remitting payments to investors, and accounting for and reporting information to investors.

Typically, the assets initially transferred into securitization vehicle are the sole funding source to the investors and various other parties that perform functions/services for the transaction (e.g. servicer, trustee, etc.). In certain transactions, a liquidity provider/facility may exist to provide temporary liquidity to the structure. The liquidity provider generally is reimbursed prior to other parties in subsequent distribution periods. Bond insurance may also exist to cover certain shortfalls to certain investors. In certain domestic securitizations, the servicer is required to advance scheduled principal and interest payments due on the mortgage pool regardless of whether they are received from borrowers (“servicing advances”). The servicer is allowed to reimburse itself for these servicing advances. Lastly, certain securitization transactions may allow for the acquisition of additional loans subsequent to the initial transfer. These loans will generally be funded by principal collections on other loans and/or vis-à-vis the issuance of new interests, such as variable funding notes; the Company is often contractually required to invest in these new interests. Additionally, for certain securitizations the Company has provided certain guarantees, as discussed in Note 23.

As part of the Company’s securitizations, the Company typically retains servicing rights and other retained interests. Accordingly, the Company’s servicing rights result in continued involvement in the form of servicing the underlying mortgages (primary servicing) and/or servicing the bonds resulting from the securitization transactions (master servicing) through servicing platforms. As noted above, certain domestic securitizations require the servicer to advance scheduled principal and interest payments due on the mortgage pool regardless of whether they are received from borrowers. Accordingly, the Company is required to provide these servicing advances when it is the servicer for these securitizations. In certain of the Company’s international securitizations, it may be required to fund certain investor triggered put redemptions whereas the Company is allowed to reimburse itself by repurchasing loans at par. The Company receives primary and master servicing fees of up to 650 basis points per annum. Additionally, the Company typically is entitled to other servicing compensation, such as late fees, other ancillary fees, and/or float. See discussion regarding the valuation of servicing rights in Note 2 and Note 17.

The retained interests the Company may receive represent a continuing economic interest in the securitization. Retained interests include (but are not limited to) senior or subordinate mortgage or asset-backed securities, interest-only strips, principal-only strips, and residuals. Certain of these retained interests provide credit enhancement to the securitization structure as they may absorb credit losses or other cash shortfalls in the

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securitization. Additionally, the securitization documents may require cash flows be directed away from certain of the Company’s retained interests due to specific over-collateralization requirements, which may or may not be performance driven. The value of any interests that continue to be held by the Company take into consideration the features of the securitization transaction and are generally subject to credit, prepayment and/or interest rate risks on the transferred financial assets — see further discussion regarding the valuation of retained interests in note 2 and note 17. The Company is typically not required to continue retaining these interests. In the past, the Company has sold certain of these retained interests when it best aligns to the economic or strategic plans of the Company.

The investors and/or securitization trusts have no recourse to the Company, with the exception of customary market representation and warranty repurchase provisions and in certain transactions, early payment default provisions. Generally, representation and warranty repurchase provisions require the Company to repurchase loans to the extent it is subsequently determined that the loans were ineligible or were otherwise defective at the time of sale. Due to market conditions, early payment default provisions were included in certain of the Company’s securitization transactions, which require the Company to repurchase loans if the borrower is delinquent on certain specific payments subsequent to sale.

The Company holds certain conditional repurchase options that allow it to repurchase assets from the securitization. The majority of the Company’s securitizations provide the Company (as servicer) with a call option that allows it to purchase the remaining assets (or outstanding notes) once the asset pool reaches a pre-defined minimal level, which represents the point where servicing is burdensome compared to the benefits of servicing (“clean-up call”). The Company (as servicer) is allowed to exercise this option at its discretion at any time after the asset pool size falls below this pre-defined level. The repurchase price for the loans is typically par plus accrued interest. Additionally, the Company may hold other conditional repurchase options that allow for the Company to repurchase the assets if certain events outside the control of the Company are met. The typical conditional repurchase option is a delinquent loan repurchase option, which gives the Company the option to repurchase the loan if it exceeds a certain pre-specified delinquency level (e.g. 90 days). The Company has complete discretion regarding when or if it will exercise these options, but generally the Company will do so when it is in its best interest to do so. The Company purchased $0.0 million of assets under clean-up calls in 2008 and $253.8 million of such assets in 2007. The Company purchased $2.3 million of mortgage loans in 2008 for delinquent loan repurchase options and $100.6 million in 2007.

As required under GAAP, the mortgage loans sold into a securitization transaction are de-recognized. The assets obtained from the securitization are recorded, such as cash proceeds, retained interests and servicing rights. The Company has elected fair value treatment for its existing servicing rights portfolio. The Company’s retained interest portfolio is held for trading and accordingly is carried at fair value with valuation adjustments recorded through current period earnings. Liabilities incurred as part of the transaction, such as for representation and warranties and/or early payment default provisions, are recorded at fair value at the time of sale. Upon the sale of the mortgage loans, a gain or loss on sale is recognized for the difference between the assets/proceeds received/recognized, the assets sold/derecognized, and the liabilities recorded as part of the transaction. For the years ended December 31, 2008, 2007, 2006, the Company recognized pretax (loss) gains of $(161.4), $44.9 and $824.8 million, respectively on the securitization transactions of residential mortgage loans.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the type and amount of mortgage loans held by securitization trusts in transactions that qualified for off-balance sheet treatment:

	At December 31,
	2008	2007	2006
	(In thousands)
Prime conforming	$298	$307	$315
Prime non-conforming	78,673,047	97,320,870	80,414,446
Prime second-lien	11,454,519	13,691,695	11,415,331
Government	—	—	108,782
Nonprime	36,107,277	27,404,880	29,572,724

Total off-balance sheet securitized mortgage loans(a)	$126,235,141	$138,417,752	$121,511,598

(a)	Excludes $886.5 million of loans held by securitization trusts that the Company has the option to repurchase per EITF Issue No. 02-9 Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold (“EITF No. 02-9”) as they are included in mortgage loans held for investment.

Key economic assumptions used in measuring the interests that continue to be held by the Company at the date of securitizations structured as sales and completed during the years ended December 31, 2008 and 2007, were as follows:

	Year Ended December 31, 2008
	Prime Non-Conforming Mortgage Loans	Prime Second-Lien Mortgage Loans	Government Mortgage Loans	Nonprime Mortgage Loans
Prepayment speeds	1.9-30.0%	—	—	10.0-30.0%
Weighted average life (years)	3.0-9.1	—	—	2.4
Expected credit losses	0.0-0.2%	—	—	2.0-3.5%
Discount rate	2.8-25.0%	—	—	25.0%

	Year Ended December 31, 2007
	Prime Non-Conforming Mortgage Loans	Prime Second-Lien Mortgage Loans	Government Mortgage Loans	Nonprime Mortgage Loans
Prepayment speeds	0.6-32.9%	12.0-43.4%	15.0%	18.2-31.9%
Weighted average life (years)	5.6-14.0	1.7-3.0	1.1	1.9-3.4
Expected credit losses	0.0-4.1%	1.0-13.2%	4.8%	1.8-14.5%
Discount rate	4.3-23.8%	5.0-32.0%	6.5%	12.8-32.6%

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes certain cash flows received from and paid to securitization trusts for sales of finance receivables and loans that were completed:

	Year Ended December 31, 2008
	Prime Non-Conforming Mortgage Loans	Prime Second-Lien Mortgage Loans	Government Mortgage Loans	Nonprime Mortgage Loans
	(In millions)
Cash inflows:
Proceeds from new securitizations	$2,026.2	$51.7	$—	$254.6
Servicing fees received	201.0	52.5	—	131.8
Other cash flows received on interests that continue to be held by the Company	110.2	41.7	—	41.4
Repayments of servicing advances	529.7	31.8	—	583.0
Cash outflows:
Servicing advances	(548.8)	(49.9)	—	(596.1)
Purchase obligations and options:
Representations and warranties obligations	(136.3)	(11.2)	—	(12.7)
Asset performance conditional calls	—	—	—	(2.3)
Administrator or servicer actions	—	(0.4)	—	—

Net cash flows	$2,182.0	$116.2	$—	$399.7

	Year Ended December 31, 2007
	Prime Non-Conforming Mortgage Loans	Prime Second-Lien Mortgage Loans	Government Mortgage Loans	Nonprime Mortgage Loans
	(In millions)
Cash inflows:
Proceeds from new securitizations	$25,746.4	$3,292.9	$88.7	$6,732.9
Servicing fees received	233.4	74.1	0.5	236.7
Other cash flows received on interests that continue to be held by the Company	214.9	115.3	17.7	52.6
Proceeds from collections reinvested in revolving securitizations	—	42.3	—	79.3
Repayments of servicing advances	492.5	7.3	—	487.2
Cash outflows:
Servicing advances	(500.5)	(11.3)	—	(511.4)
Purchase obligations and options:
Mortgage loans under conditional call option	—	—	(147.5)	—
Representations and warranties obligations	(241.2)	(47.4)	—	(168.6)
Asset performance conditional calls	(87.3)	(12.3)	—	(1.0)
Clean-up calls	—	(10.0)	—	(243.8)
Administrator or servicer actions	—	(53.7)	—	(0.4)

Net cash flows	$25,858.2	$3,397.2	$(40.6)	$6,663.5

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2006
	Prime Non-Conforming Mortgage Loans	Prime Second-Lien Mortgage Loans	Government Mortgage Loans	Nonprime Mortgage Loans
	(In millions)
Cash inflows:
Proceeds from new securitizations	$28,361.2	$6,655.0	$58.4	$30,612.0
Servicing fees received	221.8	65.0	0.6	192.6
Other cash flows received on interests that continue to be held by the Company	154.4	122.9	12.4	297.2
Repayments of servicing advances	461.9	27.6	—	709.9
Cash outflows:
Servicing advances	(490.5)	(1.1)	—	(773.0)
Purchase obligations and options:
Mortgage loans under conditional call option	—	—	(20.0)	—
Representations and warranties obligations	(55.4)	(0.4)	—	(38.2)
Asset performance conditional calls	(1.6)	(9.9)	—	(2.4)
Clean-up calls	(23.2)	(91.9)	—	(939.9)
Administrator or servicer actions	—	(59.5)	—	—

Net cash flows	$28,628.6	$6,707.7	$51.4	$30,058.2

At December 31, 2008 and 2007, key economic assumptions and the sensitivity of the current fair value of interests that continue to be held by the Company for which quoted market prices are not available to immediate 10% and 20% adverse changes in those assumptions are as follows:

	December 31, 2008
	Prime Non-Conforming Mortgage Loans	Prime Second-Lien Mortgage Loans	Government Mortgage Loans	Nonprime Mortgage Loans
	(Dollars in millions)
Carrying amount/fair value of interest securities that continue to be held by the Company	$315.9	$26.3	$—	$26.9
Prepayment speeds	1.1-85.5%	7.5-41.3%	0.0%	0.1-49.9%
Impact on fair value of 10% adverse change	$(9.0)	$(0.9)	$—	$(0.3)
Impact on fair value of 20% adverse change	(18.2)	(1.9)	—	(0.7)
Weighted average life (years)	1.3-10.4	1.5-4.6	—	0.9-6.8
Expected credit losses	0.0-12.0%	0.0-56.2%	0.0%	0.4-59.0%
Impact on fair value of 10% adverse change	$(1.4)	$(6.5)	$—	$(1.0)
Impact on fair value of 20% adverse change	(2.7)	(11.6)	—	(2.0)
Discount rate	(1.3)-29.3%	0.9-125.3%	0.0%	5.7-114.8%
Impact on fair value of 10% adverse change	(12.6)	$(1.7)	$—	$(1.4)
Impact on fair value of 20% adverse change	(24.5)	(3.2)	—	(2.7)
Interest rates on variable and adjustable contracts	Forward benchmark interest rate yield curve plus contractual spread
Impact on fair value of 10% adverse change	$(1.3)	$(0.7)	$—	$—
Impact on fair value of 20% adverse change	(2.5)	(0.9)	—	—

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2007
	Prime Non-Conforming Mortgage Loans	Prime Second-Lien Mortgage Loans	Government Mortgage Loans	Nonprime Mortgage Loans
	(Dollars in millions)
Carrying amount/fair value of interest securities that continue to be held by the Company	$651.9	$233.6	$—	$26.5
Prepayment speeds	0.0-36.6%	12.0-60.7%	—	5.0-46.0%
Impact on fair value of 10% adverse change	$(21.8)	$(3.5)	$—	$(1.1)
Impact on fair value of 20% adverse change	(42.8)	(5.0)	—	(1.5)
Weighted average life (years)	2.2-9.4	1.6-2.7	—	1.5-35.5
Expected credit losses	0.0-4.9%	0.2-25.5%	—	0.3-38.0%
Impact on fair value of 10% adverse change	$(2.5)	$(41.3)	$—	$(2.8)
Impact on fair value of 20% adverse change	(4.9)	(76.6)	—	(4.8)
Discount rate	4.4-16.5%	4.4-33.9%	—	15.0%
Impact on fair value of 10% adverse change	$(26.5)	$(12.6)	$—	$(1.2)
Impact on fair value of 20% adverse change	(50.7)	(22.8)	—	(2.0)
Interest rates on variable and adjustable contracts	Forward benchmark interest rate yield curve plus contractual spread
Impact on fair value of 10% adverse change	$(0.8)	$(10.9)	$—	$(1.1)
Impact on fair value of 20% adverse change	(1.6)	(20.5)	—	(1.2)

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

At December 31, 2008, 2007 and 2006, expected net credit losses as a percentage of the original unpaid principal balance of loans securitized are presented in the table below. Expected net credit losses include actual incurred losses plus projected losses over the remaining life of the securitization.

	December 31,
	2008	2007	2006
Prime non-conforming	0.0-12.4%	0.0-4.9%	0.0-1.6%
Prime second-lien	0.2-56.2	0.2-25.5	0.6-2.6
Government	—	—	3.6
Nonprime	0.4-59.0	0.3-38.0	0.1-12.8

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table present additional quantitative information about delinquencies and net credit losses for securitized and owned mortgage loans:

	At December 31, 2008		Year Ended December 31, 2008
Type of Mortgage Loan	Total Principal Amount of Loans	Loans 60 Days or More Past Due	Net Credit Losses
	(In thousands)
Securitized loans (off-balance sheet):
Prime conforming	$298	$135	$—
Prime non-conforming	78,673,047	5,042,212	820,697
Prime second-lien	11,454,519	383,898	999,953
Nonprime	36,107,277	7,839,860	3,426,848

Total loans securitized (off-balance sheet)	126,235,141	13,266,105	5,247,498
Mortgage loans held for sale	3,249,462	820,833	34,366
Mortgage loans held for investment(a)	33,202,356	6,099,649	1,291,228

Total loans securitized and owned	$162,686,959	$20,186,587	$6,573,092

(a)	Includes $886.5 million of loans held by securitization trusts that the Company has the option to repurchase per EITF No. 02-9.

22.	Variable Interest Entities

The following describes the variable interest entities that the Company has consolidated or in which the Company has a significant variable interest as described in FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46R).

IB Finance — As of December 31, 2008, the Company owned certain non-voting interests in IB Finance, a limited liability holding company subsidiary of GMAC. The voting interests in IB Finance continue to be retained by GMAC as of December 31, 2008. IB Finance is the holding entity for two distinct divisions of GMAC Bank: (1) a mortgage division and (2) an automotive division. Based on the Company’s ownership interests, the Company defines IB Finance as a variable interest entity within the scope of FIN No. 46R.

The Company’s purchase of the non-voting interests of IB Finance in November 2006 resulted in its retention of all of the risks and rewards of ownership for the assets and operations that were associated with the mortgage division of GMAC Bank. GMAC retains all of the risks and rewards of ownership of the assets and operations associated with the automotive division of GMAC Bank. Because IB Finance’s significant variable interest holders are related parties (i.e. the Company and it’s parent, GMAC), the Company considered various facts, circumstances, and other qualitative and quantitative information to determine which party is the most closely related to IB Finance. Management has previously determined that IB Finance is most closely aligned to the Company. Accordingly, the Company is the primary beneficiary of IB Finance, and, as such, consolidates IB Finance in accordance with FIN No. 46R with the automotive division of GMAC Bank recognized as a minority interest.

The mortgage division of GMAC Bank originates, purchases, and sells first- and second-lien residential mortgage loans. These mortgage loans will be subsequently sold, or held within the divisions portfolio for investment purposes. Additionally, the mortgage division has certain warehouse lending operations that provide short-term funding sources to mortgage loan originators. The automotive division of GMAC Bank is primarily engaged in the business of offering automotive financial services through selected qualifying General Motors (“GM”) and non-GM automobile dealerships and to customers of those dealerships in the United States. GMAC

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bank also provides a variety of individual banking products to its customers, including consumer deposits and money market accounts. GMAC Bank also provides collateral/pool certification and collateral document custodial services to affiliated and third-party customers. GMAC Bank is funded through several sources, including an advances agreement with the FHLB, which is utilized to fund mortgage loans and investment securities; retail time deposits; and non-interest bearing escrow funds. Additionally, GMAC Bank has the ability to purchase federal funds and to access the Federal Reserve’s Discount Window and Term Auction Facility (“TAF”). In addition, GMAC Bank has a $3.0 billion 364-day unsecured revolver facility with GMAC (“GMAC Bank Unsecured Facility with Parent”). This source of liquidity will automatically renew on a rolling annual basis for 10 years from the charter extension. The capacity is restricted to use by GMAC Bank and unavailable to the Company’s other operations. There were no outstanding balances as of December 31, 2008 related to this facility.

Due to the company’s ownership interest in IB Finance, the Company may be required to contribute capital and share in earnings and distributions based on the performance of the respective divisions within IB Finance. In 2007, the Company contributed $200.0 million of capital to IB Finance designated to fund mortgage division operations. Additionally, there are restrictions on the payment of dividends by IB Finance resulting in no dividends being paid to the Company since the purchase of IB Finance’s non-voting interests. The Company also has various forms of continuing involvement with IB Finance. Certain of the Company’s officers and directors are also officers and/or directors of GMAC Bank. Additionally, certain arrangements are in place between the Company and IB Finance, such as certain mortgage loan purchase and sale agreements, hedging arrangements, indemnification agreements to repurchase loans from nonperforming pools of loans and other contractual arrangements which may expose the Company to losses of IB Finance. These agreements conform to the regulatory limits on the amount and types of business the bank can conduct with a non-bank affiliate.

IB Finance had total assets of $32.9 and $28.4 billion and total liabilities of $29.1 and $25.0 billion on December 31, 2008 and December 31, 2007, respectively. The assets of IB Finance generally are only available to settle its liabilities and thus generally can not be utilized to settle the Company’s liabilities. Further, the creditors of IB Finance generally do not have recourse to the Company and the equity of GMAC Bank is excluded from the Company’s calculations of consolidated tangible net worth.

On January 30, 2009, GMAC acquired 100 percent of the Company’s non-voting equity interest in IB Finance. This transaction included GMAC converting its $806 million of preferred interests in ResCap into IB Finance interests and forgiving $830 million par value of ResCap debt. As a result, all voting and economic interests in IB Finance Holding Company, LLC are now owned directly by GMAC. The Company intends to continue to utilize GMAC Bank as a source of funding to support the Company’s on-going business activities and expects to continue to provide certain servicing, administrative and other functions to GMAC Bank. The Company’s continuing business involvement with GMAC Bank will adhere to existing and future regulatory restrictions placed upon GMAC Bank related to its transactions with affiliates. See Note 25 for subsequent events disclosure. The completion of the sale resulted in the deconsolidation of IB Finance by the Company on January 30, 2009.

Off-balance Sheet Securitization Trusts — The Company sells pools of residential mortgage loans via securitization transactions that qualify for off-balance sheet treatment. Under SFAS No. 140, these entities are set up as trusts and are considered a qualifying special purpose entity (QSPE). The Company does not consolidate these QSPE’s as they are specifically out of scope of FIN No. 46R and are not allowed to be consolidated under SFAS No. 140. See note 21 for further discussion of off-balance sheet securitization transactions.

On-Balance Sheet Securitization Trusts — The Company has certain securitization transactions that are not qualifying special purpose entities and are variable interest entities within the scope of FIN No. 46R. The Company typically holds the first loss position in these securitization transactions and as a result, anticipates absorbing the majority of the expected losses of the variable interest entity. Accordingly, the Company is the primary beneficiary and thus has consolidated these securitization trust entities. The assets of the consolidated

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securitization trusts totaled $3.8 billion and $16.8 billion at December 31, 2008 and 2007, respectively. The majority of the assets are included in mortgage loans held for investment in the Company’s consolidated balance sheet. The liabilities of these securitization trust entities totaled $3.8 billion and $16.3 billion at December 31, 2008 and 2007, respectively. The majority of these liabilities were included in collateralized borrowings in the Company’s consolidated balance sheet.

The nature, purpose, activities, and Company’s forms of continuing involvement with the consolidated securitization trusts are virtually identical to those described for the Company’s off-balance sheet securitization trusts, as described in detail within Note 21. The Company has not provided financial or other support to the consolidated securitization trusts that it was not previously contractually required to provide. The assets of the securitization trusts generally are the sole source of repayment on the securitization trusts liabilities. The creditors of the securitization trusts do not have recourse to the general credit of the Company, with the exception of the customary representation and warranty repurchase provisions and in certain transactions, early payment default provisions, as discussed further in Note 21.

During the fourth quarter of 2008, the Company completed the sale of residual cash flows related to a number of on-balance sheet securitization trusts and the necessary actions to cause the securitization trusts to satisfy the QSPE requirements of SFAS No. 140. The combination of those actions resulted in the de-recognition of various securitization trusts and the removal of $2.4 billion in mortgage loans held for investment unpaid principal balance, net of related allowance for loan loss of $127.3 million, $36.8 million of real-estate owned assets, $2.5 billion of collateralized borrowings, capitalization of $6.9 million of mortgage servicing rights and gains on sale totaling $0.4 million for the year ended 2008. Similar actions were taken during the second, third and fourth quarters of 2007 resulting in the removal of $25.9 billion in mortgage loans held for investment unpaid principal balance, net of related allowance for loan loss of $1.5 billion, $626.2 million of real-estate owned assets, $26.6 billion of collateralized borrowings, capitalization of $75.6 million of mortgage servicing rights and gains on sale totaling $525.7 million in the twelve months ended 2007.

Mortgage Warehouse Funding — The Company transfers international residential mortgage loans into special purpose entities in order to obtain funding. The facilities have advance rates less than 100% of the pledged asset values and in certain cases, the Company has provided a subordinated loan to the facility to serve as additional collateral. For certain facilities there is an unconditional guarantee by the Company of the special purpose entities’ repayment on the related debt to the facility, which provides the facility provider with recourse to the general credit of the Company. The Company continues to service the assets within the mortgage warehouse facilities.

The over collateralization and the subordinated loan support the liability balance, and are the primary source of repayment of the entities’ liabilities. Assets can be sold from the facilities so long as the Company supports the minimum cash reserve under the borrowing base should the eligibility/concentration limit of the remaining assets require it. The Company is entitled to excess cash flows generated off the assets beyond those necessary to pay the facility during a particular period and thus holds an economic residual. There are no other forms of support provided to the special purpose entities by the Company beyond the assets (overcollaterlization and subordinated loan) initially provided to the special purpose entities, and the guarantee provided by the Company of the entities’ performance.

These entities are variable interest entities within the scope of FIN No. 46R. Due to the subordinated loan and the guarantee, the Company anticipates absorbing the majority of the expected losses of the variable interest entity. Accordingly, the Company is the primary beneficiary and thus has consolidated these entities.

The assets of these residential mortgage warehouse entities totaled $1.4 billion and liabilities totaled $1.5 billion at December 31, 2008. The majority of the assets and liabilities are included in mortgage loans held for sale or mortgage loans held for investment and other borrowings, respectively, in the Company’s consolidated balance sheet. The creditors of these variable interest entities do not have legal recourse to the general credit of the Company.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warehouse Lending — During 2008, the Company had a facility in which it transfers mortgage warehouse lending receivables to a Special Purpose Entity (SPE) which then sells a senior participation interest in the receivables to an unconsolidated QSPE. The QSPE funds the purchase of the participation interest from the SPE through financing obtained from third-party asset-backed commercial paper conduits. The SPE funds the purchase of the receivables from the Company with cash obtained from the QSPE, as well as a subordinated loan and/or an equity contribution from the Company. The senior participation interest sold and commercial paper issued were included in the variable interest entity’s balance sheet at December 31, 2008 and 2007, respectively. Once the receivables have been sold, they may not be purchased by the Company except in very limited circumstances, such as a breach in representations or warranties.

Management had determined that the Company is the primary beneficiary of the SPE based on the above criteria, and as such, consolidates the entity in accordance with FIN No. 46R. As of December 31, 2008, the company was not utilizing this facility in the normal course of its business and executed termination agreements during 2008 to cease the underlying programs. The assets of the SPE totaled $0.5 billion at December 31, 2007, which were included in lending receivables, net of unearned income, in the Company’s consolidated balance sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to the general credit of the Company. The Company has not provided any financial support to the variable interest entities during 2008.

Collateralized Debt Obligations (CDO) — The Company previously sponsored and managed the underlying collateral of certain CDOs. Under CDO transactions, a trust is established that purchases a portfolio of securities and issues debt and equity certificates, which represent interests in the portfolio of the assets. The assets of the CDOs included bonds issued by the Company as part of its mortgage loan securitizations, as well as those issued by third-parties. Transactional activity related to these special purpose entities precluded meeting the qualifying special purposes entity criteria. Consequently, sale treatment was not obtained under SFAS No. 140 and the CDO trusts were variable interest entities within the scope FIN No. 46R.

Prior to the fourth quarter of 2008, the Company held the equity certificates in certain CDO trusts. As owner of the equity certificates, it was expected the Company would absorb the majority of any of the CDOs expected losses, or receive the majority of any expected residual returns. Accordingly, the Company was the primary beneficiary of certain CDOs and as such, consolidated the entities in accordance with FIN No. 46R.

In the fourth quarter of 2008, the Company sold 100% of its ownership in its CDO entities, including equity in the CDO, retained bonds, and all asset management responsibilities. The Company has no further continuing involvement in the CDOs and as a result applied sale accounting to the assets transferred into the CDOs. The sale of the Company’s ownership interests also constitutes a reconsideration event under FIN No. 46R. As the Company is no longer considered to hold any risk or to be entitled to any returns related to the CDO entities, the Company is no longer deemed the primary beneficiary of the CDOs. As a result, the CDO trusts were deconsolidated resulting in a gain of $2.9 million and de-recognition of $148.3 million in trading securities and $158.0 million in collateralized borrowings.

Construction and Real Estate Lending — The Company uses special purpose entities to finance construction lending receivables and other Real Estate Owned assets. The special purpose entities purchase and hold the assets through financing obtained from third-party asset-backed commercial paper conduits.

The Company is the primary beneficiary since it absorbs the majority of the losses, and as such, consolidates the entities in accordance with FIN No. 46R. The assets in these entities totaled $1.2 and $2.3 billion at December 31, 2008 and 2007, respectively, which were included in lending receivables, net of unearned income, in the Company’s consolidated balance sheet. The liabilities in these entities totaled $0.6 and $1.3 billion at December 31, 2008 and 2007, respectively. The beneficial interest holders of this variable interest entity do not have legal recourse to the general credit of the Company. The Company does not have contractual obligation to provide any type of financial support in the future, nor has the Company provided non-contractual financial support or any type of support to the entity in 2008.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company invests in certain entities and as such enters into subordinated real estate lending arrangements. These entities are created to develop land and construct properties. Management has determined that the Company does not have the majority of the expected losses or returns, and as such, consolidation is not appropriate under FIN No. 46R. Total assets in these entities were $65.2 million at December 31, 2008, of which $43.2 million represents the Company’s maximum exposure. The Company does not have contractual obligation to provide any type of financial support in the future, nor has the Company provided non-contractual financial support or any type of support to the entity in 2008.

Model Home Financings – GMAC Model Home Finance, LLC was sold to CMH, LLC, an affiliate of both Cerberus Capital Management, L.P. and GMAC Model Home Finance I, (GMAC MHF 1), a wholly-owned subsidiary of RFC, LLC. Cerberus Capital Management also agreed to loan $230 million to CMH, LLC (a 5-year term loan) at 15% interest and has committed to lend an additional $10 million as a revolver if needed, also a 5-year term and 15% rate. Cerberus contributed $10,000 of Class A Senior Preferred Capital into the company, GMAC MHF 1 was given $227 million in Class B Junior Preferred Capital in exchange for the approximately $480 million in assets. The Cerberus term loan and interest due is repaid out of the dispositions of the models.

At the end of 2008, CMH, LLC had repaid all but $7.6 million of the $230 million term loan. After repayment in full including all accrued interest, distributable cash is made as follows: first to the Class A senior preferred member all unreturned preferred capital, including a preferred return equal to 20 percent of total cash outlay less the aggregate amount of interest payments made; second to the Class B junior preferred member all unreturned preferred capital including a preferred return equal to 20 percent of the initial Class B capital account; third to the Class B member until all reimbursable costs have been returned; and fourth to the Common unit member (Cerberus). Based on the market conditions and market valuation adjustments, there is a risk that GMAC MHF 1 will not receive all of its subordinate payments in the cash waterfall.

The Company is the primary beneficiary since it absorbs the majority of the losses, and as such, consolidates the entities in accordance with FIN No. 46R. The assets in CMH, LLC totaled $185.5 million at December 31, 2008, which were included in residential real estate and other assets in the Company’s consolidated balance sheet. The liabilities in CMH, LLC totaled $47.4 million at December 31, 2008, which where classified as other borrowings and other liabilities on the Company’s consolidated balance sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to the general credit of the Company. The Company does not have contractual obligation to provide any type of financial support in the future, nor has the Company provided non-contractual financial support or any type of support to the entity in 2008.

The Company continues to service, account for, market and sell the assets, without a servicing fee. However, it does receive reimbursement of expenses directly related to the assets such as property taxes and other direct out-of-pocket expenses the Company incurs. This VIE does not conduct new business and therefore no new assets have transferred into CMH, LLC.

Servicing Funding — In order to assist in the financing of the Company’s servicing advance receivables, the Company formed a special purpose entity that issues term notes to third party investors that are collateralized by servicing advance receivables. These servicing advance receivables are transferred to the SPE and consist of delinquent principal and interest advances made by the Company, as servicer, to various investors, property taxes and insurance premiums advanced to taxing authorities and insurance companies on behalf of borrowers, and amounts advanced for mortgages in foreclosure. The SPE funds the purchase of the receivables from financing obtained from the third-party investors, as well as a subordinated loan and/or an equity contribution from the Company. Management has determined that the Company is the primary beneficiary of the SPE, and as such, consolidates the entity in accordance with FIN No. 46R. The assets of this entity totaled $1.2 billion at December 31, 2008, which are included in accounts receivable on the consolidated balance sheet. The liabilities of this entity totaled $1.2 billion at December 31, 2008, consisting of $700 million in third-party term notes which are included within other borrowings on the consolidated balance sheet, and $507 million in affiliate payables to the

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company which are eliminated in consolidation. The beneficial interest holder of this variable interest entity does not have legal recourse to the general credit of the Company. The Company does not have contractual obligation to provide any type of financial support in the future, nor has the Company provided non-contractual financial support to the entity in 2008.

23.	Guarantees, Commitments, and Contingencies

Guarantees

Guarantees are defined as contracts or indemnification agreements that contingently require the Company to make payments to third-parties based on changes in an underlying agreement that is related to a guaranteed party. The following summarizes the Company’s outstanding guarantees made to third-parties.

	December 31,
	2008		2007
	Maximum Liability	Carrying Value of Liability	Maximum Liability	Carrying Value of Liability
	(In thousands)
Lending activity guarantees:
Standby letters of credit	$211	$—	$56,224	$107
Set-aside letters	13,627	—	120,472	171
Off-balance sheet guarantees:
HLTV securitizations	12,016	—	66,834	—
Agency employee loan program	4,367,751	—	6,004,529	—
Early payment default repurchases	34,843	4,272	138,852	61,831
Credit enhancement guarantees	111,345	583	139,024	264
Mortgage servicing guarantees:
Servicing advances	—	13,386	—	11,992
Servicing custodial funds guarantee	—	—	7,552	7,552
Third-party debt guarantee	33,300	—	10,625	—
Product warranties/maintenance bonds	1,000	—	901	—

Standby letters of credit — The Company issues financial standby letters of credit as part of its warehouse and construction lending activities. Expiration dates on the letters of credit range from 2009 to ongoing commitments and are generally collateralized by borrower assets.

Set-aside letters — In the event of default or cessation of work by a developer who has borrowed funds, the Company may be required to release set-aside funds to the Surety/General Contractor for the purpose of funding the completion of the project.

HLTV securitizations — The Company has entered into agreements to provide credit loss protection for HLTV securitization transactions. The maximum potential obligation for certain agreements is equal to the lesser of a specified percentage of the original loan pool balance or a specified percentage of the current loan pool balance. The Company is required to perform on its guaranty obligation when losses exceed cash available each period. The Company has pledged trading securities of $9.5 million and mortgage loans held for sale of $31.6 million as collateral for this obligation as of December 31, 2008 and 2007, respectively.

For certain other HLTV securitizations, the maximum potential obligation is equivalent to the pledged collateral amount. The Company had pledged cash deposits of $11.0 million as of December 31, 2008 and mortgage loans held for sale of $50.5 million as of December 31, 2007. The event, which will require the

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company to perform on its guaranty obligation, occurs when the security credit enhancements are exhausted and losses are passed through to over-the-counter dealers. The guarantees terminate the first calendar month during which the security aggregate note amount is reduced to zero.

Agency employee loan program — The Company delivers loans to certain agencies under programs that allow streamlined loan processing and limited documentation requirements. The majority of these loans are originated under an employee benefit available to GM and GMAC employees, including employees of Residential Capital, LLC. Under the terms of this program, in the event any loan delivered reaches a specified delinquency status, the Company may be required to provide certain required documentation, or in some cases, repurchase the loan or indemnify the Agency for any losses sustained. Each program includes termination features whereby once the loan has performed satisfactorily for a specified period of time, the Company is no longer obligated under the program. The maximum obligation for the Company’s agency loan program is $4.4 and $6.0 billion at December 31, 2008 and 2007, respectively. This liability represents the principal balance for loans sold under this program. The Company currently does not carry a liability on the balance sheet related to the agency loan program as the Company has determined the risk of loss to be remote.

Early payment default repurchases — The Company provides certain investors in its off-balance sheet arrangements (securitizations) and whole-loan transactions with repurchase commitments for loans that become contractually delinquent within a specified period of time from their date of origination or purchase. The maximum obligation for the Company’s early payment defaults is $34.8 million and $138.9 million for the periods ended December 31, 2008 and 2007, respectively. The maximum obligation represents the principal balance for loans sold which are covered by these stipulations.

Credit enhancement guarantees — The Company has sold certain mortgage loans to investors, which contain a guarantee for the payment of the third-party debt in the event of default or loss.

Servicing advances — In the normal course of its servicing and sub-servicing duties, the Company is committed to advance payments due from borrowers which have not been received as of specified cut-off dates. Servicing advances receive priority cash flows, including contractual interest, in the event of foreclosure or liquidation, thus making their collection reasonably assured. The Company typically is required to continue advancing through one month after foreclosure. The Company is unable to determine the maximum obligation for servicing advances into the future. At any point in time, the maximum obligation would be the difference between the amount advanced to investors or other third-parties with interests in the loans (insurance, taxes, property maintenance, etc.) and the amount received from mortgagees. As of December 31, 2008 the outstanding servicer advance receivable was $1.5 billion and the related reserve was $13.4 million.

Servicing custodial funds guarantee — The Company invests servicing escrow funds in highly rated short-term investments. In the event that the investment lost value, the Company would be responsible for any loss in principal of these escrow funds. This specific liability related to servicing escrow funds on Freddie Mac loans which were invested in the US Bank Master Servicing Investment Fund along with other ResCap corporate and RCG Master servicing custodial funds. The Company is no longer investing its custodial funds in US Bank master servicing investments as of December 31, 2008.

Third-party debt guarantees — Under certain arrangements, the Company guarantees the repayment of third-party debt obligations in the case of default. Some of these guarantees are collateralized by letters of credit.

Product warranties/maintenance bonds — The Company will make guarantees to developers of construction projects that future work will be free of any specified requirements related to workmanship.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financing Commitments

The contract amount and estimated fair value of financing commitments were as follows:

	December 31,
	2008		2007
	Maximum Liability	Carrying Value of Liability	Maximum Liability	Carrying Value of Receivable
	(In thousands)
Mortgage loan commitments:
Originate/purchase mortgage loans or securities	$4,836,823	$46,183	$8,392,184	$(10,480)
Sell mortgages loans or securities	5,031,782	88,653	11,957,562	(23,212)
Home equity lines of credit	4,299,972	—	3,294,920	—
Lending commitments:
Warehouse lending	1,003,485	—	1,733,494	—
Construction lending	269,068	—	1,658,468	—
Commercial business lending	—	—	1,375,783	—
Commitment to fund residential construction loans	9,693	—	127,044	—
Commitment to provide capital to equity method investees	193,643	—	251,343	—

Commitments to originate/purchase mortgage loans or securities — Prior to mortgage funding the Company commits to purchasing loans under interest rate lock commitments with borrowers whereby the Company commits to purchasing loans at a set interest rate, provided the borrower elects to close the loan. The estimated fair value for these commitments is the difference in fair value of the underlying mortgage loan on the first day of the commitment compared to the fair value of the underlying mortgage loan the day the commitment funds into a loan, adjusted for loans not completed and origination costs and fees. The determination of the fair value is estimated using published market information associated with commitments to sell similar instruments. Included as of December 31, 2008 and 2007, respectively are commitments accounted for as derivatives with contract amounts of $4.8 and $8.1 billion. These commitments had an unrealized fair market value gain of $47.1 million and $10.7 million, and loss positions of $0.1 million and $11.0 million, respectively.

Commitments to sell mortgage loans or securities — The Company enters into forward delivery commitments to sell mortgages and mortgage-backed securities to a third party investors. The forward sale commitments obligate the Company to sell a certain amount of loans or securities within a certain range of interest rates in a specified time period. Due to the nature of the commitment, the Company is exposed to interest rate and market rate risk during the commitment period. All of these commitments were accounted for as derivatives at December 31, 2008 and 2007.

Home equity lines of credit — The Company has commitments to fund the remaining unused balances on home equity lines of credit. The unused lines of credit reset at prevailing market rates and, as such, approximate market value. Included in the home equity lines of credit are both lines of credit on the Company’s balance sheet, and those within certain of the Company’s off-balance sheet securitizations. As provided by the securitization structure, the Company becomes obligated to fund any incremental draws, subject to customary borrower requirements, on home equity lines of credit by borrowers if certain triggers are met. These draws are referred to as excluded amounts and are funded directly to the borrower by the Company. In return, the Company’s lending balances are collected from an allocated portion of the remitted funds of all the borrowers within the trusts. The Company is actively managing the available lines of credit within these trusts to reduce this potential funding risk. At December 31, 2008, the cumulative funds drawn were $313.2 million, which the Company classifies as mortgage loans held for investment and subject to allowance for loan losses on the consolidated balance sheet. At

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, the commitments to fund home equity lines of credit in off-balance sheet securitizations represented $1.8 billion of its total unfunded commitments of $4.3 billion.

Lending commitments — The Company has outstanding lending commitments with customers. The amounts represent the unused portion of those commitments as of December 31, 2008 and December 31, 2007, respectively that the customer may draw upon, in accordance with the lending arrangement. The warehouse lending commitments are made to correspondent lenders and other mortgage originators. These facilities enable those lenders and originators to finance residential mortgage loans until they are sold in the secondary mortgage loan market.

Commitments to fund residential construction loans — The Company is committed to fund the completion of the development of certain lots and model homes up to the amount of the agreed upon amount per project.

Commitments to provide capital to equity method investees — The Company is committed to lend equity capital to certain private equity funds. The fair value of these commitments is considered in the overall valuation of the underlying assets with which they are associated.

Other Commitments and Contingencies

Loan repurchases — When the Company sells loans through whole-loan and agency sales or securitizations, it is required to make customary representations and warranties about the loans to the purchaser or securitization trust. Upon discovery of a breach of a representation, the Company will either correct the loans in a manner conforming to the provisions of the sale agreement, replace the loans with similar loans that conform to the provisions, or purchase the loans at a price determined by the related transaction documents, consistent with industry practice. The Company purchased $988.3 million in mortgage loans under these provisions in 2008 and $1.3 billion in 2007. In addition, the Company has a reserve on its consolidated balance sheet for expected future losses in connection with these activities. The reserve at December 31, 2008 and December 31, 2007 was $224.9 million and $196.0 million, respectively.

International servicing obligations — As a part of the Company’s historical capital markets activity, predominately in the International Business Group, several of its securitizations have certain servicer obligations contingent on actions by bond holders. These servicer obligations exist in the Company’s Dutch, German and Australian securitization structures. Certain of these securitizations provide the investors of the special purpose entity (SPE) with the ability to put back these securities to the SPE at a specified date in the future at price equal to par less losses previously allocated to the bond holder. The Company, as the servicer of the SPE, is obligated to advance the funds required to redeem bond holders. The Company has the option to purchase loans from the SPE at their par value, the proceeds of which then can be used to offset the SPE’s obligation to repay the servicer. The specific dates that these options can be exercised typically range from seven to twelve years from the securitization issuance date. The earliest exercise date for these options is the third quarter of 2009.

The total estimated amount of Dutch and German bonds subject to these servicer obligations is approximately €5.9 billion ($8.2 billion) beginning 2009 through 2019. The estimated obligation considers contractual amortization, prepayments, and defaults among other management assumptions. The portion that is exercisable prior to December 31, 2009 and 2010 is €61.6 million (1.0% of the total) and €344.6 million or (5.8% of the total), respectively. Approximately 72.5% of the total estimated bonds are eligible for this servicer obligation beginning in 2013 and after. The total estimated amount of Australian bonds subject to these servicer obligations is approximately 110.0 million AUD ($77.3 million) all exercisable in 2011.

The Company currently holds the residual interest (first loss bond) on all of these securitizations. To the extent that the potential bonds are put back to the SPE and the loans are repurchased, the Company has recognized the estimated future credit losses on the underlying mortgage loans in the fair market value of the retained residuals the Company currently holds on its balance sheet. To the extent that losses are expected to

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arise from factors such as liquidity or market risk of the loans that may be purchased pursuant to the Company’s servicer obligation (i.e. losses beyond the credit losses already reflected in the residual), the Company estimates and records this incremental loss when the likelihood of bond holder exercise is foreseeable and the incremental loss can be reasonably estimated. During the twelve months ended December 31, 2008, the Company recorded a $15.8 million incremental loss related to these servicer obligations. As the servicer obligation is within the underlying servicing contracts, this loss was reflected as write-down to the servicing assets held by the International Business Group. As of December 31, 2008, the liabilities related to these servicer obligations, after considering the valuation of the Company’s residual interests, was $15.8 million.

Operating leases — At December 31, 2008, the Company was obligated under non-cancelable operating leases for office space and equipment. Future minimum rental payments, including escalation clauses, under leases with terms of one year or more at December 31, 2008, were as follows:

	Year Ending December 31,
	Leases included in restructuring activities	Leases as part of on-going operations	Total
	(In thousands)
2009	$15,186	$48,471	$63,657
2010	9,825	46,293	56,118
2011	6,944	39,590	46,534
2012	4,882	38,251	43,133
2013	4,216	28,624	32,840
2014 and thereafter	603	90,697	91,300

	$41,656	$291,926	$333,582

The above table includes all rental payments the Company is obligated to pay under non-cancelable operating leases for office space. These payments exclude amounts the Company expects to collect through subleases or contract terminations as a result of its restructuring efforts.

Rental expense recorded by the Company for the years ended December 31, 2008, 2007 and 2006 was $83.8, $128.0, and $116.9, respectively. These amounts exclude any leases included in the restructuring activities.

Legal and regulatory — The Company is subject to potential liability under laws and government regulation and various claims and legal actions that are pending or may be asserted against it. Some of the pending actions purport to be class actions. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, advice of counsel, available insurance coverage and established liabilities, it is the opinion of management that the eventual outcome of the actions will not have a material adverse effect on the Company’s consolidated balance sheet, results of operations or cash flows.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.	Related Party Transactions

A summary of the balance sheet effect and related interest of transactions with GMAC, Cerberus, GM, and affiliated companies follows:

	Principal Outstanding as of December 31,		Interest for the Years Ended December 31,
	2008	2007	2008	2007	2006
	(In thousands)
Borrowings:
GMAC senior secured credit facility	$2,355,949	$—	$77,552	$—	$—
GMAC term loan	—	—	9,215	—	—
GMAC senior secured credit facility — Cerberus	—	—	6,948	—	—
GMAC senior secured credit facility — GM	—	—	6,676	—	—
GMAC secured MSR facility	240,093	—	29,864	—	—
GMAC advance for ResMor sale	67,279	—	563	—	—
GMAC Resort Finance facility	—	—	17,813	—	—
GMAC other borrowings	—	—	—	—	115,915
Cerberus model home term loan	7,583	—	45,724	—	—
Deposit liabilities at GMAC Bank	442,800	418,800	20,982	16,291	12,695
Receivables:
Warehousing lending receivables	$—	$115,897	$6,032	$4,262	$11,739
Mortgage loans/others receivable (purchased at market price)	43,046	131,647	—	—	—
Short-term receivables from unconsolidated affiliates	2,652	2,538	—	64	58
Construction lending receivables	—	1,938	562	6,764	13,680

A summary of the income statement effect of transactions with GMAC, Cerberus, GM, and affiliated companies follows:

	Fees and Other Income/(Expense) for the Years Ended December 31,
Fees Paid and Revenue Earned:	2008	2007	2006
	(In thousands)
Management fees paid to GMAC(a)	$66,941	$42,532	$27,462
Auto Bank loans, administration and other service fees(b)	69,670	53,557	33,029

Total fees paid	$136,611	$96,089	$60,491

Global relocation services provided to GM/GMAC	$10,130	$10,623	$8,589
Mortgage related services provided to GM/GMAC employees	2,914	3,884	11,044
Risk management services provided to GMAC	—	19,413	6,377

Total revenue earned	$13,044	$33,920	$26,010

(a)	Includes finance, information technology, communication, corporate marketing, procurement, and services related to facilities.

(b)	Includes primarily the services related to automotive loans, commercial lending, banking and finance paid by the automotive division of GMAC Bank.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 4, 2008, Residential Funding Company, LLC (“RFC”) and GMAC Mortgage, LLC (“GMAC Mortgage”), each subsidiaries of the Company, entered into an agreement with GMAC, pursuant to which GMAC is providing to RFC and GMAC Mortgage a senior secured credit facility (the “Facility”) with a principal amount of up to $3.5 billion (the “Facility Limit”). The proceeds of the Facility were used to repay existing indebtedness of the Company on or prior to its maturity, to acquire certain assets, and for other working capital purposes. Under the Facility, GMAC agreed to make revolving loans to RFC and GMAC Mortgage. The aggregate outstanding principal under the Facility at any time may not exceed the lesser of the Facility Limit and the allowable borrowing base as determined in accordance with the terms of the Facility. The terms of the Facility agreement result in a permanent reduction in capacity if proceeds from sales of pledged collateral are not reinvested in eligible collateral within a certain period of time. As a result, the Company has permanently paid down $530.7 million on the Facility since the second quarter of 2008. Advances bear interest at a floating rate equal to one-month LIBOR plus 2.75%. The Company paid the Term Loan assigned to GMAC with proceeds from a draw under the Facility on July 28, 2008. The Facility expires on May 1, 2010. In addition, the Company has amortized $5.3 million of deferred debt issuance costs during the year ended December 31, 2008 related to the Facility and has $12.1 million of these deferred costs remaining on its balance sheet as of December 31, 2008.

Also on June 4, 2008, GMAC entered into a Participation Agreement (the “Participation Agreement”) with General Motors Corporation (“GM”) and Cerberus ResCap Financing, LLC (“Cerberus Fund”) collectively the “Participants”. Pursuant to the Participation Agreement, GMAC sold GM and Cerberus Fund $750 million in subordinated participations in the loans made pursuant to the Facility. GM and Cerberus Fund acquired 49% and 51% of the participations, respectively. The Participants will not be entitled to receive any principal payments with respect to the participations until the principal portion of the loans retained by GMAC have been paid in full. On December 29, 2008, GMAC announced that GM and the Cerberus Fund contributed to GMAC, as its additional common equity, its $750 million subordinated participations in the Facility.

In 2008, GMAC continued its open market repurchase program initiated during the fourth quarter of 2007 to repurchase a portion of the Company’s outstanding unsecured notes. During the year ended December 31, 2008, GMAC forgave these notes which resulted in a gain of forgiveness of debt and capital contribution. In December 2008, GMAC announced it had completed its private exchange offer and cash tender offer (the “ResCap offers”) to purchase and/or exchange certain of ResCap’s outstanding notes. Approximately $3.7 billion in aggregate principal amount (or 39%) of the outstanding ResCap notes were validly tendered and accepted in the ResCap offers. On December 31, 2008, GMAC tendered $937.4 million par value ResCap bonds to the Company for retirement. Accordingly, during 2008, the Company recorded a capital contribution for GMAC’s purchase price of $1.2 billion and a gain of $1.3 billion on extinguishment of debt for the difference between the carrying value and GMAC’s purchase price. $806.3 million of the $1.2 billion capital contribution are non-cumulative, non-participation perpetual preferred membership interests (“Preferred Membership Interests”) and are recorded in the equity section of the Company’s balance sheet. As of December 31, 2008, GMAC holds $0.9 billion of senior secured notes, $2.4 billion of junior secured notes and $40.4 million of senior unsecured notes.

The Preferred Membership Interests rank senior in right of payment to the Company’s common membership interests with respect to distributions and payments on liquidation or dissolution of the Company. The Preferred Membership Interests pay quarterly distributions at the rate of 13% of the liquidation preference (the “Preferred Distribution”) when, as and if authorized by the Company’s Board of Directors. The Company may not pay distributions on its common membership interests if any Preferred Distributions have not been paid, or sufficient funds have not been set aside for such payment, for the then-current quarterly period. Preferred Distributions are not cumulative. The Company is currently prohibited by the Operating Agreement between it and GMAC from paying distributions on any of its membership interests. The Preferred Membership Interests are redeemable at the Company’s option on any Preferred Distribution payment date if approved by the Company’s Board of Directors, including a majority of the independent directors, in whole or in part for 100% of its liquidation

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preference plus any authorized but unpaid dividends on the Preferred Membership Interests being redeemed. The Preferred Membership Interests are exchangeable at GMAC’s option on a unit-for-unit basis into preferred membership interests in IB Finance at any time after January 1, 2009, so long as neither the Company nor any of its significant subsidiaries was the subject of any bankruptcy proceeding on or before that date. The Preferred Membership Interests have no voting rights, except as required by law, and are not transferable by GMAC to any party other than a wholly-owned affiliate of GMAC without the consent of the Company’s Board of Directors, including a majority of the independent directors. On January 30, 2009, GMAC exercised its option to convert its preferred membership interests. See Note 25 — Subsequent Events.

On June 1, 2008, GMAC and the Company entered into an amendment to the Loan and Security Agreement, dated as of April 18, 2008 (the “MSR Facility”). The amendment to the MSR Facility increased the maximum facility amount from $750 million to $1.2 billion and increased the advance rate from 50% to 85%. This facility was due to mature on October 17, 2008. Subsequent to September 30, 2008, the GMAC Secured MSR Facility matured and was renewed to May 1, 2009 with additional amendments to the original terms. The most notable terms are the reduction in the advance rates from 85% to 76.6% and the reduction of the amount of GMAC’s lending commitment by $84.0 million as of October 17, 2008, another commitment reduction of $84.0 million effective as of October 22, 2008, and further commitment reductions equal to $101.5 million representing the outstanding indebtedness forgiven by GMAC on September 30, 2008, as a contribution of capital to the Company and its subsidiaries. In the fourth quarter of 2008, GMAC forgave additional debt outstanding of $690.4 million thereby reducing the overall GMAC Secured MSR Facility indebtedness.

On November 20, 2008, GMAC Residential Funding of Canada, Limited (the “ResMor seller”), an indirect subsidiary of the Company, entered into an agreement with GMAC, whereby GMAC would acquire, indirectly, all of the outstanding equity interests of ResMor, a Canadian federally incorporated trust company that engages in the residential mortgage finance business. Simultaneously with, and as a condition to, the execution and delivery of the purchase agreement, the ResMor seller, as borrower, entered into a loan agreement and a pledge and security agreement with GMAC in an amount equal to the purchase price of ResMor. The total purchase price, and the amount of the loan was CDN$82 million ($67 million as of December 31, 2008).

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

On June 17, 2008, the Company and GMAC Commercial Finance, LLC (GMACCF), a subsidiary of GMAC, agreed to enter into a Receivables Factoring Facility (the “Receivables Facility”), whereby GMACCF agreed to purchase certain mortgage servicing advances. The servicing advances are part of the primary collateral securing the GMAC senior secured credit facility and the New Notes. The proceeds from the Receivables Facility were reinvested in additional servicing advances that became primary collateral. The agreement provides for the purchase of receivables that satisfy certain eligibility requirements multiplied by a purchase price rate of 85%. The maximum outstanding receivables at any point in time less the 15% discount, can not exceed $600 million. For the year ended December 31, 2008, GMACCF purchased $949.1 million face amount of receivables, resulting in a loss of $142.4 million for the Company. The Receivables Facility will mature on June 16, 2009.

In June 2008, Cerberus Capital Management, L.P. or its designee(s) (“Cerberus”) purchased certain assets of the Company with a carrying value of approximately $479 million for consideration consisting of $230 million in

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash and a Series B junior preferred membership interest in a newly-formed entity, CMH Holdings, LLC (“CMH”), which is not a subsidiary of the Company and the managing member of which is an affiliate of Cerberus. CMH purchased from the Company model home and lot option assets. CMH is consolidated into Residential Capital, LLC under FIN No. 46R as the Company remains the primary beneficiary. In conjunction with this agreement, Cerberus extended a term loan of $230 million with a projected overall return of $46 million, which is to be paid down as assets are sold. The agreement also included revolving loans to CMH with a maximum limit of $10 million that if used would bear interest at 15%. As of December 31, 2008, $7.6 and $0.0 million was outstanding under these agreements, respectively. The loans are secured by a pledge of all of the assets of CMH and will mature on June 30, 2013.

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

•

On September 30, 2008, the Company’s Business Capital Group completed the sale of certain of its model home assets to MHPool Holdings LLC (“MHPool Holdings”), an affiliate of Cerberus, for cash consideration consisting of approximately $80.0 million, subject to certain adjustments, primarily relating to the sales of homes between June 30, 2008 and September 30, 2008, resulting in a net purchase price from MHPool Holdings of approximately $59.0 million. The loss on sale was $40.6 million.

These transactions entered into between ResCap and Cerberus, satisfies the previously announced commitment by Cerberus to purchase assets of $300.0 million.

During the year ended December 31, 2008 the Company purchased forward derivatives from GMAC to mitigate risk against currency fluctuation in the Euro. The net asset position of these derivatives at December 31, 2008 was $20.2 million. The gain on these derivatives for the year ended December 31, 2008 was $20.2 million.

25.	Subsequent Events

On November 20, 2008, GMAC Residential Funding of Canada, Limited (the “ResMor seller”), an indirect subsidiary of the Company, entered into an agreement with GMAC whereby GMAC would acquire, indirectly, all of the outstanding equity interests of ResMor Trust Company (“ResMor”), a Canadian federally incorporated trust company that engages in the residential mortgage finance business. Simultaneously with, and as a condition to, the execution and delivery of the purchase agreement, the ResMor seller, as borrower, entered into a Loan Agreement and a Pledge and Security Agreement with GMAC in an amount equal to the purchase price of ResMor. The total purchase price, and the amount of the loan, was CDN$82 million ($67 million as of December 31, 2008). The sale was closed on January 1, 2009, including the cash and short-term deposits on ResMor’s balance sheet, which, as of December 31, 2008, totaled approximately CDN$445 million ($365 million).

On January 30, 2009, GMAC exercised its option to convert its 806,344 units of non-cumulative, non-participating, perpetual preferred membership interest in Residential Capital, LLC (“ResCap”) into the same number of preferred membership interests in IB Finance. IB Finance owns GMAC Bank, a commercial state non-

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

member bank chartered under the laws of the State of Utah. The Company intends to continue to utilize GMAC Bank as a source of funding to support the Company’s on-going business activities and expects to continue to provide certain servicing, administrative and other functions to GMAC Bank. The Company’s continuing business involvement with GMAC Bank will adhere to existing and future regulatory restrictions placed upon GMAC Bank related to its transactions with affiliates.

Also on January 30, 2009, GMAC and ResCap entered into an agreement and consummated a transaction pursuant to which GMAC acquired 100% of ResCap’s remaining non-voting common interests in IB Finance, which common interests are attributable to the mortgage finance operations of GMAC Bank. In exchange for ResCap’s interests in IB Finance, GMAC contributed to ResCap 8.500% Senior Secured Guaranteed Notes due 2010 of ResCap that GMAC had acquired in its recent exchange offer with a face amount of approximately $830.5 million and accrued interest and a fair value of approximately $608.5 million (the “GMAC Purchase Price”). ResCap extinguished the $830.5 million face amount of the notes. The transaction was determined by an independent, third party financial advisor to be fair. In connection with the closing of the transaction, ResCap’s interests in IB Finance were released from the liens securing ResCap’s senior secured credit facility with GMAC and ResCap’s secured notes.

Both of these transactions were between entities under common control. In accordance with SFAS No. 144, no gain or loss was recognized upon sale. Subsequent to the January 30, 2009 sale and deconsolidation of IB Finance, and through the date of this Form 10-K filing, the Company remains in compliance with its consolidated tangible net worth requirement.

Subsequent to this transaction, GMAC continues to hold $2.4 billion of junior secured notes and $40.4 million of senior unsecured notes exchanged for GMAC notes and held by GMAC. These totals reflect the carrying value of these notes, including the deferred concession recognized in the Company’s June 2008 debt exchange. GMAC holds the equivalent par value of $1.9 billion and $40.3 million, respectively.

26.	Segment and Geographic Information

Beginning January 1, 2007, based on changes in the organizational structure and management for the GMAC Residential and Residential Capital Group operating business segments, these segments were combined and are being reported as one reportable operating segment, Residential Finance Group. Subsequently, effective for the quarter ended June 30, 2008, based on further changes in the management structure, the Principal Investment Activity business, previously reported as part of the Residential Finance Group segment, is now being consolidated into the Company’s Corporate and Other segment.

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

The Company has four reportable operating business segments: Residential Finance Group, Business Capital Group, International Business Group and Corporate and Other. The operating segments results have been prepared using a management approach, which is substantially consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting the operating decision-making process.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intersegment sales and transfers are not significant. Financial results for the Company’s reportable operating segments were as follows:

Year Ended December 31,	Residential Finance Group	Business Capital Group	International Business Group	Corporate and Other	Eliminations	Consolidated
	(In thousands)
2008
Net financing revenue	$169,243	$(75,122)	$(54,888)	$257,823	$—	$297,056
Other revenue	1,097,544	(601,277)	(2,009,158)	1,123,866	—	(389,025)

Total net revenue	1,266,787	(676,399)	(2,064,046)	1,381,689	—	(91,969)
Provision for loan losses	(776,047)	(496,504)	(609,507)	(373,351)	—	(2,255,409)
Total non-interest expense	(1,747,083)	(85,042)	(554,464)	(849,161)	—	(3,235,750)

(Loss) income before income tax (benefit) expense and minority interest	(1,256,343)	(1,257,945)	(3,228,017)	159,177	—	(5,583,128)
Income tax (benefit) expense	(112,218)	475	100,161	1,411	—	(10,171)

(Loss) income before minority interest	(1,144,125)	(1,258,420)	(3,328,178)	157,766	—	(5,572,957)
Minority interest	—	—	—	38,473	—	38,473

Net (loss) income	$(1,144,125)	$(1,258,420)	$(3,328,178)	$119,293	$—	$(5,611,430)

Total assets	$34,711,630	$2,003,163	$7,581,135	$25,360,163	$(11,695,520)	$57,960,571

Net interest (expense) income from other segments	$(378,381)	$(121,821)	$(304,605)	$804,807	$—	$—

2007
Net financing revenue	$742,517	$96,786	$87,283	$283,394	$—	$1,209,980
Other revenue	1,109,695	(137,453)	(350,068)	86,089	—	708,263

Total net revenue	1,852,212	(40,667)	(262,785)	369,483	—	1,918,243
Provision for loan losses	(1,790,564)	(322,700)	(72,254)	(409,625)	—	(2,595,143)
Total non-interest expense	(2,887,635)	(75,092)	(476,333)	(116,560)	—	(3,555,620)

Loss before income tax (benefit) expense and minority interest	(2,825,987)	(438,459)	(811,372)	(156,702)	—	(4,232,520)
Income tax expense (benefit)	150,297	377	(189,075)	58,191	—	19,790

Loss before minority interest	(2,976,284)	(438,836)	(622,297)	(214,893)	—	(4,252,310)
Minority interest	—	—	—	94,028	—	94,028

Net loss	$(2,976,284)	$(438,836)	$(622,297)	$(308,921)	$—	$(4,346,338)

Total assets	$48,218,001	$5,565,943	$18,876,441	$38,070,818	$(21,311,286)	$89,419,917

Net interest (expense) income from other segments	$(538,013)	$(284,656)	$(148,078)	$970,747	$—	$—

2006
Net financing revenue	$1,319,082	$88,778	$172,161	$143,505	$—	$1,723,526
Other revenue	1,604,074	655,850	322,879	30,538	—	2,613,341

Total net revenue	2,923,156	744,628	495,040	174,043	—	4,336,867
Provision for loan losses	(1,207,040)	(28,414)	(32,383)	(66,247)	—	(1,334,084)
Total non-interest expense	(2,258,297)	(71,089)	(245,979)	(1,844)	—	(2,577,209)

(Loss) income before income tax (benefit) expense and minority interest	(542,181)	645,125	216,678	105,952	—	425,574
Income tax (benefit) expense	(179,438)	246,438	46,638	(402,811)	—	(289,173)

(Loss) income before minority interest	(362,743)	398,687	170,040	508,763	—	714,747
Minority interest	—	—	—	9,654	—	9,654

Net (loss) income	$(362,743)	$398,687	$170,040	$499,109	$—	$705,093

Total assets	$105,783,658	$7,476,675	$14,275,654	$34,825,059	$(22,242,562)	$140,118.484

Net interest (expense) income from other segments	$(507,619)	$(282,214)	$(52,207)	$842,040	$—	$—

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information concerning principal geographic areas is presented in the following table. Revenue consists of total net revenue and long-lived assets consist of net operating lease assets and property and equipment. These items are attributed to geographic areas based on the location of the assets.

	Year Ended December 31,
	Revenue	Long-Lived Assets
	(In thousands)
2008
Europe	$(2,041,214)	$32,246
Canada	(11,545)	9,838
Latin America	(58,315)	1,578
Asia Pacific	(21,763)	39

Total foreign	(2,132,837)	43,701
Total domestic	2,040,868	1,959,014

Total	$(91,969)	$2,002,715

2007
Europe	$(519,212)	$63,600
Canada	11,228	15,069
Latin America	52,617	2,330
Asia Pacific	6,425	5,341

Total foreign	(448,942)	86,340
Total domestic	2,367,185	2,657,139

Total	$1,918,243	$2,743,479

2006
Europe	$363,040	$34,679
Canada	50,891	8,768
Latin America	35,492	1,833
Asia Pacific	2,778	1,687

Total foreign	452,201	46,967
Total domestic	3,884,666	2,212,118

Total	$4,336,867	$2,259,085

27.	Regulatory Matters

Certain subsidiaries of the Company associated with the Company’s mortgage and real estate operations are required to maintain certain regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state and foreign agencies that could have a material effect on the Company’s results of operations and financial condition. These entities were in compliance with these requirements as of December 31, 2008.

As a commercial state non-member bank chartered by the State of Utah, GMAC Bank (the Bank) is subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s results of operations and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.

The FDIC requires the Bank to maintain a well capitalized categorization, under the regulatory framework (see tables below), at all times. In addition, the FDIC requires the Bank to maintain an 11% Tier 1 leverage ratio. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the table. The Bank’s actual capital amounts and ratios were as follows:

	Actual		Minimum to be Well Capitalized
December 31, 2008	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
Total capital (Tier 1 + Tier 2) to risk weighted assets	$3,969.1	17.4%	$2,275.1	10.0%
Tier 1 capital to risk weighted assets	3,683.1	16.2%	1,365.0	6.0%
Tier 1 capital to average assets (leveraged ratio)	3,683.1	11.1%	3,661.6	11.0%

	Actual		Minimum to be Well Capitalized
December 31, 2007	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
Total capital (Tier 1 + Tier 2) to risk weighted assets	$3,425.9	16.2%	$2,109.6	10.0%
Tier 1 capital to risk weighted assets	3,325.2	15.8%	1,265.1	6.0%
Tier 1 capital to average assets (leveraged ratio)	3,325.2	11.5%	1,444.5	5.0%

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

On July 21, 2008, the well capitalization minimum requirements were modified in connection with the FDIC extension. Following is a summary of the modifications:

•

Each of GMAC, the FIM Entities, IB Finance, the Bank and the FDIC (collectively, the “Contracting Parties”) entered into a Parent Company Agreement (the “PA”). The PA requires GMAC to maintain its capital at a level such that the ratio of its total equity to total assets is at least 5%. The PA further requires GMAC, beginning December 31, 2008, to maintain its capital at a level such that the ratio of its tangible equity to tangible assets is at least 5%. Further, the PA requires the Bank to obtain FDIC approval prior to engaging in certain affiliate transactions, and for any major deviation or material change from its business plan for a seven-year period. The PA also requires GMAC and IB Finance to submit certain periodic reports to the FDIC and to consent to examinations by the FDIC to monitor compliance with the PA, any other agreements executed in conjunction with the 10-year extension of

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the existing two-year disposition requirement, and applicable law. As of December 31, 2008, the Bank’s tangible equity to tangible assets ratio was 11.3%.

•

The Contracting Parties entered into a Capital and Liquidity Maintenance Agreement (the “CLMA”). The CLMA requires capital at the Bank to be maintained at a level such that GMAC Bank’s leverage ratio is at least 11% for a three-year period. Following the initial three-year period, GMAC Bank must continue to be “well capitalized”. As of December 31, 2008, the Bank’s leverage ratio was 11.1%. The CLMA further requires GMAC (and such additional Contracting Parties acceptable to the FDIC) to extend a $3 billion unsecured revolving line of credit to the Bank.

Certain of the Company’s foreign subsidiaries operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions, including Financial Service Authority (FSA) requirements. These regulatory restrictions, among other things, require that the Company’s subsidiaries meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. As of December 31, 2008, compliance with these various regulations has not had a material adverse effect on the Company’s consolidated balance sheet, statement of income or cash flows.

28.	Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands)
Year ended December 31, 2008
Total net revenue	$61,320	$(554,303)	$(50,210)	$451,224
Provision for loan losses	302,021	467,300	660,882	825,206
Total non-interest expense	608,290	754,696	1,159,012	713,752
Income tax (benefit) expense	(28,182)	111,339	4,932	(98,260)
Minority interest	38,281	(28,119)	37,135	(8,824)

Net loss	$(859,090)	$(1,859,519)	$(1,912,171)	$(980,650)

Year ended December 31, 2007
Total net revenue	$550,818	$904,648	$(380,303)	$843,080
Provision for loan losses	545,009	330,418	884,213	835,503
Total non-interest expense	826,555	738,837	1,091,292	898,936
Income tax expense (benefit)	70,641	64,988	(119,442)	3,603
Minority interest	19,089	24,401	24,561	25,977

Net loss	$(910,476)	$(253,996)	$(2,260,927)	$(920,939)

RESIDENTIAL CAPITAL, LLC

SUPPLEMENTARY FINANCIAL DATA

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED BALANCE SHEETS

December 31, 2008 and 2007

(In thousands)

	2008	2007
ASSETS
Cash and cash equivalents	$563,196	$1,894,921
Accounts receivable	48,760	19,595
Other assets	495,115	478,526
Investments in and loans to subsidiaries	11,315,215	21,186,294

Total assets	$12,422,286	$23,579,336

LIABILITIES
Borrowings	$9,637,684	$17,058,706
Other liabilities	597,249	490,513

Total liabilities	10,234,933	17,549,219
EQUITY
Member’s interest	7,872,794	6,624,344
Preferred membership interests	806,344	—
Accumulated deficit	(6,461,472)	(694,756)
Accumulated other comprehensive income	(30,313)	100,529

Total equity	2,187,353	6,030,117

Total liabilities and equity	$12,422,286	$23,579,336

CONDENSED STATEMENTS OF INCOME

Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Revenue
Interest income	$1,004,369	$1,251,875	$919,261
Interest expense	871,393	1,222,016	916,433

Net financing revenue	132,976	29,859	2,828
Other revenue
Loss on mortgage loans, net	—	—	(1,283)
(Loss) gain on investment securities, net	(31,871)	(770)	286
Gain on extinguishment of debt	1,925,368	521,088	—
Other income (loss)	989	(1,776)	2,096

Total other revenue	1,894,486	518,542	1,099

Total net revenue	2,027,462	548,401	3,927
Non-interest expense
Professional fees	78,444	—	—
Loss (gain) on foreign currency	345,199	(230)	(2,177)
Other	1,707	4,722	7,430

Total non-interest expense	425,350	4,492	5,253

Income (loss) before income tax (benefit) expense	1,602,112	543,909	(1,326)
Income tax (benefit) expense	(2,506)	2,000	(454)

Income (loss) before equity in net (losses) earnings of subsidiaries	1,604,618	541,909	(872)
Equity in net (losses) earnings of subsidiaries	(7,216,048)	(4,888,247)	705,965

Net (loss) income	$(5,611,430)	$(4,346,338)	$705,093

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(1,068,504)	$198,987	$1,282,196
CASH FLOWS FROM INVESTING ACTIVITIES:
Originations and purchases of mortgage loans held for investment	—	—	(59,438)
Net decrease (increase) in affiliate lending	3,188,916	(3,662,664)	(3,998,484)
Purchase of non-voting interests and additional capital contributions in IB Finance	—	—	(1,463,500)
Payment of capital contribution	—	(202,595)	(100,000)
Other, net	2,816	—	—

Net cash provided by (used in) investing activities	3,191,732	(3,865,259)	(5,621,422)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in affiliate borrowings	791,908	—	(4,130,000)
Net (decrease) increase in other short-term borrowings	—	(75,000)	75,000
Proceeds from other long-term borrowings	—	3,853,195	8,204,465
Extinguishment of long-term borrowings	(2,060,829)	—	—
Repayments of other long-term borrowings	(2,120,601)	(1,240,767)	—
Payments of debt issuance costs	—	(12,626)	(46,182)
Proceeds from capital contributions	—	2,000,000	—
Dividends paid	—	—	(580,752)

Net cash (used in) provided by financing activities	(3,389,522)	4,524,802	3,522,531
Effect of foreign exchange rates on cash and cash equivalents	(65,431)	203,791	22,481

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,331,725)	1,062,321	(794,214)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,894,921	832,600	1,626,814

CASH AND CASH EQUIVALENTS AT END OF YEAR	$563,196	$1,894,921	$832,600

RESIDENTIAL CAPITAL, LLC

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions		Deductions(1)	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
	(In thousands)
Year ended December 31, 2008
Allowance for loan losses	$1,350,796	$2,255,409	$—	$1,823,386	$1,782,819
Allowance for uncollectible servicing advances	11,992	18,496	—	17,102	13,386
Allowance for trade and other receivables	12,272	11,447	—	19,358	4,361
Liability for assets sold with recourse	258,084	293,964	—	322,275	229,773
Captive reinsurance	—	90,264	—	—	90,264
Company provided mortgage insurance coverage reserve	4,276	21,188	—	(2,331)	27,795

	$1,637,420	$2,690,768	$—	$2,179,790	$2,148,398

Year ended December 31, 2007
Allowance for loan losses	$1,930,759	$2,595,143	$—	$3,175,106	$1,350,796
Allowance for uncollectible servicing advances	4,545	4,731	5,568	2,852	11,992
Allowance for trade and other receivables	8,104	4,412	—	244	12,272
Liability for assets sold with recourse	102,147	258,611	—	102,674	258,084

	$2,045,555	$2,862,897	$5,568	$3,280,876	$1,633,144

Year ended December 31, 2006
Allowance for loan losses	$1,253,313	$1,334,084	$25,667	$682,305	$1,930,759
Allowance for uncollectible servicing advances	4,690	3,405	—	3,550	4,545
Allowance for trade and other receivables	5,432	3,256	—	584	8,104
Liability for assets sold with recourse	37,015	71,868	—	6,736	102,147

	$1,300,450	$1,412,613	$25,667	$693,175	$2,045,555

(1)	Actual losses charged against the valuation allowance, net of recoveries and reclassification.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

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

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive and Chief Financial Officers each concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, are set forth in part II, Item 8 of the Annual Report on Form 10-K.

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

We retained PricewaterhouseCoopers LLP (PwC) to audit our consolidated financial statements for the years ended December 31, 2008 and 2007. We also retained PwC, as well as other accounting and consulting firms, to provide various other services in 2008 and 2007.

The aggregate fees billed to us for professional services performed by PwC were as follows:

	Year Ended December 31,
	2008	2007
	(in thousands)
Audit fees(a)	$14,298	$13,550
Audit-related fees(b)	708	111
Tax fees(c)	—	—
All other fees(d)	340	532

Total principal accountant fees	$15,346	$14,193

(a)	Audit fees pertain to the audit of our annual Consolidated Financial Statements, including reviews of the interim financial statements contained in our Quarterly Reports on Form 10-Q, completion of statutory reports, comfort letters to underwriters in connection with debt issuances, attest services, consents to the incorporation of the PwC audit report in publicly filed documents and assistance with and review of documents filed with the SEC.

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

(c)	Tax fees pertain to services performed for tax compliance, tax planning and tax advice, including preparation of tax returns and claims for refund and tax payment-planning services. Tax planning and advice also includes assistance with tax audits and appeals, and tax advice related to specific transactions. Tax fees are billed to GMAC on a consolidated basis.
(d)	All other fees pertain primarily to relocation services, including foreign compensation, payroll, housing and other related matters.

The services performed by PwC in 2008 were pre-approved in accordance with the pre-approval policy of the GMAC Audit Committee. This policy requires that during its first meeting of the fiscal year, the GMAC Audit Committee will be presented, for approval, a description of the Audit-related, Tax and Other services expected to be performed by the principal accountant during the fiscal year. Any requests for such services in excess of $1.0 million not contemplated during the first meeting must be submitted to the GMAC Audit

Committee for specific pre-approval. Requests for services less than $1.0 million must be pre-approved by the Chairman of the GMAC Audit Committee, and reported to the full Committee at its next regularly scheduled meeting. Proposed fees for Audit services are presented to the GMAC Audit Committee for approval in May each year.

The GMAC Audit Committee determined that all services provided by PwC during 2008 were compatible with maintaining their independence as principal accountants.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The exhibits listed on the accompanying index of Exhibits are filed or incorporated by reference as a part of this report. Such index is incorporated by reference.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of February, 2009.

RESIDENTIAL CAPITAL, LLC (Registrant)

By:	/s/ Thomas F. Marano
Thomas F. Marano Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on February 26, 2009.

Signatures	Title

/s/ Thomas F. Marano Thomas F. Marano	Chairman, Chief Executive Officer and Director

/s/ James N. Young James N. Young	Chief Financial Officer and Director

/s/ David J. DeBrunner David J. DeBrunner	Director

/s/ Karin Hirtler-Garvey Karin Hirtler-Garvey	Director

/s/ Ronald J. Kravit Ronald J. Kravit	Director

/s/ Alvaro G. de Molina Alvaro G. de Molina	Director

/s/ Edward F. Smith, III Edward F. Smith, III	Director

/s/ David C. Walker David C. Walker	Director

/s/ Joshua Weintraub Joshua Weintraub	Vice Chairman and Director

/s/ Catherine M. Dondzila Catherine M. Dondzila	Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit No	Description

3.1	Certificate of Formation of Residential Capital, LLC. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 25, 2006.)

3.2

Certificate of Conversion to Limited Liability Company of Residential Capital, LLC.

(Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on October 25, 2006.)

3.3	Amended and Restated Limited Liability Company Agreement of Residential Capital, LLC, dated March 31, 2008 (Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on April 4, 2008.)

10.1	Loan Agreement dated as of November 20, 2008 among GMAC Residential Funding of Canada, Limited and GMAC LLC

10.2	Pledge and Security Agreement dated as of November 20, 2008 among GMAC LLC and GMAC Residential Funding of Canada, Limited

10.3	Share Purchase Agreement between GMAC Residential Funding of Canada, Limited and GMAC LLC dated November 20, 2008

10.4	Transition Services Agreement dated as of November 20, 2008 among Residential Capital, LLC, GMAC Residential Funding of Canada, Limited and ResMor Trust Company

10.5	Employee Leasing Agreement dated as of November 20, 2008 among Residential Capital, LLC and ResMor Trust Company

10.6	Assignment and Assumption dated as of November 20, 2008 among GMAC Residential Funding of Canada, Limited and GMAC LLC

10.7	Termination Agreement dated as of November 20, 2008 among GMAC Residential Funding of Canada, Limited and ResMor Trust Company

10.8	Loan Agreement among Passive Asset Transactions, LLC, RFC Asset Holdings II, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC, Residential Capital, LLC and GMAC LLC dated as of November 20, 2008.

10.9	First Amendment dated as of December 22, 2008 to Loan Agreement dated as of November 20, 2008

10.10	Second Amendment dated as of December 29, 2008 to Loan Agreement dated as of November 20, 2008

10.11	Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC and GMAC LLC dated as of November 20, 2008

10.12	Amendment No. 5 dated as of October 3, 2008 to the Loan and Security Agreement dated April 18, 2008

10.13	Amendment No. 6 dated as of October 17, 2008 to the Loan and Security Agreement dated April 18, 2008

10.14	Amendment No. 7 dated as of December 10, 2008 to the Loan and Security Agreement dated April 18, 2008

10.15	Third Amendment Agreement dated as of November 25, 2008 to the Loan Agreement dated June 4, 2008

10.16	Fourth Amendment Agreement dated as of December 12, 2008 to the Loan Agreement dated June 4, 2008

Exhibit No	Description

10.17	Fifth Amendment Agreement dated as of December 31, 2008 to the Loan Agreement dated June 4, 2008

10.18	Amendment No. 1 dated as of October 6, 2008 to the Servicing Advance Receivables Factoring Agreement dated June 17, 2008

12.1	Computation of Ratio of Earnings to Fixed Charges.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a).

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