Form 10-Q
period 2009-03-31
RESIDENTIAL CAPITAL, LLC
filed 2009-05-11
CIK 1332815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of March 31, 2009, there were outstanding 1,000 common limited liability company interests of the registrant.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

RESIDENTIAL CAPITAL, LLC

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,706,499	$6,982,761
Mortgage loans held for sale	1,415,908	2,628,907
Trading securities	510,285	601,489
Mortgage loans held for investment, net ($1,663,145 at fair value at March 31, 2009 and $1,861,407 at fair value at December 31, 2008)	9,549,696	24,745,575
Lending receivables, net	1,342,896	6,005,308
Mortgage servicing rights	2,159,085	2,847,850
Accounts receivable, net	2,497,344	3,143,198
Investments in real estate and other	465,651	536,019
Other assets	3,450,062	10,469,464

Total assets	$23,097,426	$57,960,571

LIABILITIES
Borrowings:
Borrowings from parent	$2,409,925	$2,663,321
Borrowings from affiliates	—	7,583
Collateralized borrowings in securitization trusts ($1,675,712 at fair value at March 31, 2009 and $1,898,521 at fair value at December 31, 2008)	3,414,706	3,752,457
Other borrowings	11,371,395	22,635,976

Total borrowings	17,196,026	29,059,337
Deposit liabilities	—	19,861,515
Other liabilities	4,851,400	4,951,065

Total liabilities	22,047,426	53,871,917

EQUITY
Residential Capital, LLC equity:
Member’s interest	7,540,236	7,872,794
Preferred membership interests	—	806,344
Accumulated deficit	(6,461,243)	(6,461,472)
Accumulated other comprehensive income	(28,993)	(30,313)

Total Residential Capital, LLC equity	1,050,000	2,187,353
Noncontrolling interest	—	1,901,301

Total equity	1,050,000	4,088,654

Total liabilities and equity	$23,097,426	$57,960,571

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(Dollars in thousands)
Revenue
Interest income	$316,419	$830,416
Interest expense	308,666	895,725

Net financing revenue	7,753	(65,309)
Other revenue
Gain (loss) on mortgage loans, net	189,380	(767,239)
Servicing fees	304,077	380,790
Servicing asset valuation and hedge activities, net	(322,083)	421,441

Net servicing fees	(18,006)	802,231
Loss on investment securities, net	(12,200)	(443,820)
Real estate related revenues, net	(34,037)	(27,944)
Gain on extinguishment of debt	900,324	479,544
Loss on foreclosed real estate	(44,186)	(83,145)
Other loss	(8,019)	(27,514)

Total other revenue	973,256	(67,887)

Total net revenue	981,009	(133,196)
Provision for loan losses	374,046	245,220
Non-interest expense
Compensation and benefits	78,677	243,493
Professional fees	25,658	58,437
Data processing and telecommunications	32,683	38,548
Advertising	2,003	16,880
Occupancy	11,633	26,635
Other	418,531	178,822

Total non-interest expense	569,185	562,815

Income (loss) from continuing operations before income tax benefit	37,778	(941,231)
Income tax benefit	(18,671)	(54,106)

Net income (loss) from continuing operations	56,449	(887,125)

Discontinued Operations:
(Loss) income from discontinued operations before income taxes and noncontrolling interest	(85,592)	92,240
Income tax (benefit) expense	(32,802)	25,924

(Loss) income from discontinued operations	(52,790)	66,316

Net income (loss)	3,659	(820,809)
Less: Net income from discontinued operations attributable to the noncontrolling interest	3,430	38,281

Net income (loss) attributable to Residential Capital, LLC	$229	$(859,090)

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended March 31, 2009 and 2008

		Residential Capital, LLC Members
	Noncontrolling Interest	Member’s Interest	Preferred Membership Interests	Accumulated Deficit	Accumulated Other Comprehensive Income	Comprehensive Income (Loss)	Total Equity
	(Unaudited)
	(Dollars in thousands)
Balance at January 1, 2009	$1,901,301	$7,872,794	$806,344	$(6,461,472)	$(30,313)		$4,088,654
Net income	3,430	—	—	229	—	$3,659	3,659
Capital contributions	163,858	263,330	—	—	—	—	427,188
Conversion of preferred membership interests	—	—	(806,344)	—	—	—	(806,344)
Sale of non-voting stock of consolidated entity to parent	(2,069,784)	(595,888)	—	—	—	—	(2,665,672)
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	1,195	—	—	—	1,418	2,613	2,613
Foreign currency translation adjustment	—	—	—	—	(59)	(59)	(59)
Unrealized loss on cash flow hedges	—	—	—	—	(39)	(39)	(39)

Other comprehensive income	—	—	—	—	—	2,515	—

Comprehensive income	—	—	—	—	—	$6,174	—

Balance at March 31, 2009	$—	$7,540,236	$—	$(6,461,243)	$(28,993)		$1,050,000

Balance at January 1, 2008	$1,339,760	$6,624,344	$—	$(694,756)	$100,529		$7,369,877
Cumulative effect of change in accounting principles as of January 1, 2008, net of tax:
Adoption of Financial Accounting Standards Board No. 157	—	—	—	23,218	—		23,218
Adoption of Financial Accounting Standards Board No. 159	—	—	—	(178,504)	—		(178,504)
Net income (loss)	38,281	—	—	(859,090)	—	$(820,809)	(820,809)
Capital contributions	34,947	142,659	607,192	—	—	—	784,798
Other comprehensive income, net of tax:
Unrealized gain (loss) on available for sale securities	748	—	—	—	(244)	504	504
Foreign currency translation adjustment	—	—	—	—	(29,644)	(29,644)	(29,644)
Unrealized loss on cash flow hedges	—	—	—	—	(2,822)	(2,822)	(2,822)

Other comprehensive loss	—	—	—	—	—	(31,962)	—

Comprehensive loss	—	—	—	—	—	$(852,771)	—

Balance at March 31, 2008	$1,413,736	$6,767,003	$607,192	$(1,709,132)	$67,819		$7,146,618

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,659	$(820,809)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	(5,716)	340,808
Provision for loan losses	471,766	302,021
(Gain) loss on mortgage loans, net	(190,633)	747,996
Net loss (gain) on sale of other assets	37,462	(45,416)
Gain on extinguishment of debt	(900,324)	(479,544)
Loss on investment securities, net	12,200	443,820
Equity in loss (earnings) of investees in excess of cash received	6,543	(1,548)
Loss on mortgage servicing rights, net	286,496	629,584
Originations and purchases of mortgage loans held for sale	(9,656,702)	(19,598,307)
Proceeds from sales and repayments of mortgage loans held for sale	9,632,542	19,357,813
Deferred income tax	(67,153)	(67,591)
Net change in:
Trading securities	4,314	551,770
Accounts receivable	188,426	(283,799)
Other assets	133,984	(35,489)
Other liabilities	71,117	84,555

Net cash provided by operating activities	27,981	1,125,864
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in lending receivables	(371,511)	(416,304)
Originations and purchases of mortgage loans held for investment	(224,092)	(1,642,308)
Proceeds from sales and repayments of mortgage loans held for investment	510,191	1,737,721
Sales of mortgage servicing rights	—	174,112
Purchase of and advances to investments in real estate and other	(4,100)	(12,320)
Proceeds from sales of and returns of investments in real estate and other	42,534	112,883
Other, net	426,219	156,682

Net cash provided by investing activities	379,241	110,466

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in borrowings from parent	(186,116)	655,000
Net decrease in affiliate borrowings	(7,583)	—
Net decrease in other short-term borrowings	(725,195)	(3,275,241)
Repayments of collateralized borrowings in securitization trusts	(348,822)	(994,499)
Proceeds from secured aggregation facilities, long-term	—	160,000
Repayments of secured aggregation facilities, long-term	—	(465,114)
Proceeds from other long-term borrowings	711,000	1,325,000
Repayments of other long-term borrowings	(287,404)	(1,342,106)
Payments of debt issuance costs	(6,936)	(9,620)
Capital contributions to noncontrolling interest entity	150,000	—
Increase in deposit liabilities	1,629,258	2,604,119

Net cash provided by (used in) financing activities	928,202	(1,342,461)
Cash and cash equivalents of GMAC Bank and ResMor Trust upon sale	(6,678,339)	—
Effect of foreign exchange rates on cash and cash equivalents	66,653	(155,058)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,276,262)	(261,189)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,982,761	4,415,913

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,706,499	$4,154,724

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Mortgage loans held for sale transferred to mortgage loans held for investment	$44,910	$459,967
Mortgage loans held for investment transferred to mortgage loans held for sale	10,335	1,486,664
Mortgage loans held for investment transferred to other assets	154,812	401,746
Originations of mortgage servicing rights from sold loans	56,337	370,315
Capital contributions of lending receivables to the noncontrolling interest entity	13,858	34,947
Capital contributions through forgiveness of unsecured borrowings in exchange for preferred membership interests	—	607,192
Capital contributions through forgiveness of unsecured borrowings	35,254	142,659
Capital contributions through forgiveness of secured borrowings	227,859	—
Conversion of preferred membership interests	806,344	—
Sale of non-voting stock—non-cash consideration received through forgiveness of debt	383,443	—
Decrease in mortgage loans held for investment upon initial adoption of SFAS No. 159	—	3,846,775
Decrease in collateralized borrowings upon initial adoption of SFAS No. 159	—	3,667,522
OTHER DISCLOSURES:
Proceeds from sales and repayments of mortgage loans held for investment for mortgage loans originally designated as held for sale	188,382	587,136

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Residential Capital, LLC (“the Company” or “ResCap”) is a wholly-owned subsidiary of GMAC Mortgage Group, LLC, which is a wholly-owned subsidiary of GMAC LLC (“GMAC”).

The condensed consolidated financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 are unaudited however, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

Effective for the quarter ended June 30, 2008, based on changes in the management structure, the Principal Investment Activity business, previously reported as part of the Residential Financial Group segment, is now consolidated into the Company’s Corporate and Other segment. As a result, as required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, prior period financial data has been changed to reflect the current period presentation.

The interim period consolidated financial statements, including the related notes, are condensed and do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These interim period condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the United States Securities and Exchange Commission (“SEC”).

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

The Company has been negatively impacted by the events and conditions in the mortgage banking industry and the broader economy. The market deterioration has led to fewer sources of, and significantly reduced levels of, liquidity available to finance the Company’s operations. The Company is highly leveraged relative to its cash flow and continues to recognize credit and valuation losses resulting in a significant deterioration in capital. During the first quarter of 2009, the Company received capital contributions from GMAC of $0.3 billion, excluding capital contributions to non-controlling interests, and recognized a gain on extinguishment of debt of $0.9 billion as a result of the completed divestitures with GMAC, including the sale of IB Finance Holding Company, LLC (“IB Finance”) as discussed in Note 2 — Discontinued Operations, and through contributions and forgiveness of the Company’s outstanding notes, which GMAC previously repurchased in the open market at a discount or through its completed debt exchange. Accordingly, the Company’s consolidated tangible net worth, as defined, was $1.05 billion as of March 31, 2009 and the Company remained in compliance with all of its consolidated tangible net worth covenants. For this purpose, consolidated tangible net worth is defined as the Company’s consolidated equity, excluding intangible assets and any equity in GMAC Bank to the extent included in the Company’s condensed consolidated balance sheet. There continues to be a risk that the Company will not be able to meet its debt service obligations, default on its financial debt covenants due to insufficient capital and/or be in a negative liquidity position in 2009.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

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

Although GMAC’s continued actions through various funding and capital initiatives demonstrate support for the Company, and GMAC’s status as a bank holding company and completion of its debt exchange better positions GMAC to be capable of supporting the Company, there are currently no commitments or assurances for future funding and/or capital support, except as otherwise provided in this Form 10-Q. Consequently, there remains substantial doubt about the Company’s ability to continue as a going concern. Should GMAC no longer continue to support the capital or liquidity needs of the Company or should the Company be unable to successfully execute other initiatives, it would have a material adverse effect on its business, results of operations and financial position.

Recently Issued Accounting Standards

FSP FAS 132(R)-1 — In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, to provide guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. This FSP provides objectives for the disclosure about the Company’s (1) investment policies and strategies, (2) categories of plan assets, (3) fair value measurements, and (4) significant concentrations of risk. This FSP is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. Earlier adoption is permitted. Because this impacts the disclosure and not the accounting treatment for benefit and other post-retirement plans, adoption of this FSP will not have a material effect on the Company’s consolidated financial statements.

FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 — In April 2009, the FASB issued, FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments which amends the guidance for determining and recognizing impairment on debt securities. The guidance requires entities to bifurcate the components of other-than-temporary impairment between credit and liquidity when there is a more than likely chance that the entity will not sell or be required to sell the security before recoverability. In cases where this criterion is met, an entity recognizes the credit component in earnings and the liquidity component in other comprehensive income. The FSP is effective for periods ending after June 15, 2009 with early adoption permitted. If an entity chooses to elect early adoption, the entity must also early adopt FSP FAS 157-4,

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Determining Whether a Market is Not Active and a Transaction is Not Distressed. The Company has not elected to early adopt this FSP. Management is still assessing the impact of adoption.

FSP FAS 157-4 — In April 2009, the FASB issued, FSP FAS 157-4, Determining Whether a Market is Not Active and a Transaction is Not Distressed (“FSP FAS 157-4”) which clarifies the guidance for determining fair value under SFAS 157, Fair Value Measurements. This FSP provides application guidance to assist preparers in determining whether an observed transaction has occurred in an inactive market and is also distressed. This FSP is effective for periods ending after June 15, 2009 with early adoption permitted. If an entity chooses to elect early adoption, the entity must also early adopt FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company has not elected to early adopt this FSP. Management is still assessing the impact of adoption.

FSP FAS 107-1 and APB 28-1 — In April 2009, the FASB issued, FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) which amends SFAS 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim periods. This FSP also amends APB 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This FSP is effective for periods ending after June 15, 2009 with early adoption permitted. If an entity choose to early adopt this FSP, the entity must also early adopt FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments and FSP FAS 157-4, Determining Whether a Market is Not Active and a Transaction is Not Distressed. The Company has not elected to early adopt this FSP. Management is still assessing the impact of adoption.

Recently Adopted Accounting Standards

Statement of Financial Accounting Standards No. 141(R) — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after December 15, 2008. SFAS No. 141(R), became effective for the Company on January 1, 2009, and applies to all transactions or other events in which the Company obtains control in one or more businesses. The impact of adopting SFAS 141(R) did not have a material impact on the Company’s consolidated financial condition or results of operations.

Statement of Financial Accounting Standards No. 160 — In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”), which requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. SFAS No. 160 became effective on January 1, 2009. The impact of adopting SFAS No. 160 did not have a material impact on the Company’s consolidated financial condition or results of operations. The adoption of SFAS No. 160 did result in a reclassification of minority interest into total consolidated equity thereby increasing total GAAP equity by $1.9 billion at December 31, 2008.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

FASB Staff Position (FSP) FAS No. 140-3 — In February 2008, the FASB issued FSP FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty. FSP FAS No. 140-3 provides guidelines that must be met in order for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation. If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction. This FSP is effective for fiscal years beginning after November 15, 2008, and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after adoption. FSP FAS No. 140-3 became effective on January 1, 2009. The impact of adopting FSP FAS No. 140-3 did not have a material impact on the Company’s consolidated financial condition or results of operations.

Statement of Financial Accounting Standards No. 161 — In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires specific disclosures regarding the location and amounts of derivative instruments in the financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however, early application is permitted. Because SFAS No. 161 impacts the disclosure and not the accounting treatment for derivative instruments and related hedged items, the adoption of SFAS No. 161 did not have an impact on the Company’s consolidated financial condition or results of operations.

FSP FAS No. 142-3 — In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets. FAS No. 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP FAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. FSP FAS No. 142-3 became effective on January 1, 2009. The impact of adopting FSP FAS 142-3 did not have a material effect on the Company’s consolidated financial condition or results of operations.

EITF Issue No. 08-5 — In September 2008, The Emerging Issues Task Force (“EITF”) issued EITF No. 08-5, Issuer’s Accounting for Liabilities at Fair Value with a Third-Party Credit Enhancement (“Issue No. 08-5”). Issue No. 08-5 states that the issuer of debt with a third-party credit enhancement that is inseparable from the debt instrument shall not include the effect of the credit enhancement in the fair value measurement of the liability. This Issue is effective on a prospective basis for periods beginning after December 15, 2008. EITF Issue No. 08-5 became effective on January 1, 2009. The impact of adopting Issue No. 08-5 did not have a material impact on the Company’s consolidated financial condition or results of operations.

EITF Issue No. 08-6 — In November 2008, the EITF issued EITF No. 08-6, Equity Method Investment Accounting Considerations (“Issue No. 08-6”) which address (1) how the initial carrying value of an equity method investment should be determined, (2) how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, (3) how an equity method investee’s issuance of shares should be accounted for, and (4) how to account for a change in an investment from the equity method to the cost method. This Issue is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This Issue should be applied prospectively with early application prohibited. EITF Issue No. 08-6 became effective on January 1, 2009. The impact of adopting Issue No. 08-6 did not have a material impact on the Company’s consolidated financial condition or results of operations.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

FASB Staff Position (FSP) 141(R)-1 — In April 2009, the FASB issued FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends SFAS No. 141(R), Business Combinations. FSP 141(R)-1 establishes principles and requirements for how an acquiring company recognizes and measures assets or liabilities in a business combinations. Prior to the amendment of SFAS No. 141(R), the Company recognized assets acquired or liabilities assumed at fair value at the acquisition date. FSP 141(R)-1 amends recognition at fair value at the acquisition date and requires (1) an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies depending on their nature and (2) contingent consideration arrangements in a business combination be measured in accordance with the guidance from FSP 141(R). FSP 141(R)-1 became effective January 1, 2009, retrospectively. The impact of adopting FSP 141(R)-1 did not have a material impact on the Company’s consolidated financial condition or results of operations.

2.	Discontinued Operations

On January 30, 2009, GMAC exercised its option to convert its 806,344 units of non-cumulative, non-participating, perpetual preferred membership interest in ResCap into the same number of preferred membership interests in IB Finance. IB Finance owns GMAC Bank, a commercial state non-member bank chartered under the laws of the State of Utah.

Also on January 30, 2009, GMAC and ResCap entered into an agreement and consummated a transaction pursuant to which GMAC acquired 100% of ResCap’s remaining non-voting common interests in IB Finance, which common interests are attributable to the mortgage finance operations of GMAC Bank. In exchange for ResCap’s interests in IB Finance, GMAC contributed to ResCap 8.500% Senior Secured Guaranteed Notes due 2010 of ResCap that GMAC had acquired in its recent exchange offer with a face amount of approximately $830.5 million and accrued interest and a carrying value of approximately $894.3 million. ResCap extinguished the $830.5 million face amount of the notes. The forgiveness and extinguishment of the debt resulted in a gain on extinguishment of $510.9 million and additional consideration for the non-voting interests of $383.4 million. In accordance with SFAS No. 141 as carried forward in Appendix D of SFAS No. 141(R), Business Combinations, no gain or loss was recognized upon sale between entities under common control.

In connection with the closing of the transaction, ResCap’s interests in IB Finance were released from the liens securing ResCap’s senior secured credit facility with GMAC and ResCap’s secured notes. Upon completion of the transaction, IB Finance, including its subsidiary GMAC Bank, was deconsolidated by the Company.

The Company intends to continue to provide certain servicing, administrative and other functions to GMAC Bank. Through this, the Company will adhere to both existing and future regulatory restrictions placed upon GMAC Bank related to its transactions with affiliates and to restrictions contained in the Company’s secured note indentures related to its transactions with affiliates.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

The assets and liabilities of GMAC Bank at December 31, 2008 are included within the Consolidated Balance Sheet of the Company and consisted of the following:

December 31, 2008
(In thousands)
ASSETS		LIABILITIES
Cash and cash equivalents	$5,466,320	Borrowings	$9,317,950
Mortgage loans held for sale	884,798	Deposit liabilities	19,312,712
Mortgage loans held for investment, net	15,013,376	Other liabilities	491,415

Lending receivables, net	4,270,033	Total liabilities	29,122,077
Mortgage servicing rights	418,628
Accounts receivable, net	119,655	EQUITY
Other assets	6,679,648	Total equity	3,730,381

Total assets	$32,852,458	Total liabilities and equity	$32,852,458

In the Company’s Condensed Consolidated Statements of Income, the results of GMAC Bank are presented as discontinued operations. The components of net (loss) income from GMAC Bank, net of intercompany activity with continuing operations, are as follows:

	Three Months Ended March 31,
	2009(a)	2008
	(In thousands)
Interest income	$119,036	$385,608
Automotive operating lease income	41,625	147,274

Total financing revenue	160,661	532,882
Interest expense	97,509	274,671
Depreciation expense on automotive operating lease income	30,210	87,287

Net financing revenue	32,942	170,924
Gain on mortgage loans, net	1,253	19,243
Other revenue	293	4,349

Total net revenue	34,488	194,516
Provision for loan losses	97,720	56,801
Non-interest expense	22,360	45,475

(Loss) income before income taxes and noncontrolling interest	(85,592)	92,240
Income tax (benefit) expense	(32,802)	25,924

(Loss) income before noncontrolling interest	(52,790)	66,316
Noncontrolling interest(b)	3,430	38,281

Net (loss) income from discontinued operations	$(56,220)	$28,035

(a)	This represents the activity from January 1, 2009 to the sale date of January 30, 2009.

(b)	Noncontrolling interest represents the Company’s interest in the automotive division of GMAC Bank.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

3.	Mortgage Loans Held for Sale

Residential mortgage loans held for sale were as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Prime conforming	$17,042	$253,681
Prime non-conforming	556,574	1,201,982
Prime second-lien	321	4,553
Government	765,940	1,214,722
Nonprime	550,250	574,524

Total unpaid principal balance(a)	1,890,127	3,249,462
Net (discounts) premiums	(32,587)	(10,533)
Lower of cost or fair value adjustment	(441,632)	(610,022)

Total, net	$1,415,908	$2,628,907

(a)	Includes $636.8 and $471.9 million at March 31, 2009 and December 31, 2008, respectively, of loans held by securitization trusts that the Company has the option to repurchase per EITF No. 02-9 Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold (“EITF No. 02-9”).

The net carrying values by loan type were as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Prime conforming	$15,085	$252,737
Prime non-conforming	368,477	856,956
Prime second-lien	197	4,259
Government	764,800	1,227,648
Nonprime	267,349	287,307

Total, net	$1,415,908	$2,628,907

At March 31, 2009 the Company pledged mortgage loans held for sale of $604.3 million in carrying value as collateral for certain borrowings (see Note 11).

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

4.	Trading Securities

Trading securities were as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Mortgage and asset-backed securities	$205,268	$207,756
Principal-only securities	14,869	18,306
Residual interests	268,237	273,926
Interest-only securities	21,887	100,398
Other	24	1,103

Total	$510,285	$601,489

Net unrealized losses on securities held at end of period	$(1,448,172)	$(1,701,224)

Interests that continue to be held by the Company from the Company’s off-balance sheet securitizations are retained in the form of mortgage-backed securities, residual interests, interest-only strips and principal-only strips. At March 31, 2009 and December 31, 2008, trading securities totaling $0.5 billion were interests that continue to be held by the Company from the Company’s off-balance sheet securitizations (see Note 20).

At March 31, 2009, the Company pledged trading securities with a carrying value of $115.5 million as collateral for the GMAC Senior Secured Credit Facility, collateralized borrowings and repurchase agreements.

5.	Mortgage Loans Held for Investment

Mortgage loans held for investment were as follows:

	March 31, 2009(a)	December 31, 2008(a)
	(In thousands)
Prime conforming	$213,611	$883,974
Prime non-conforming	3,449,033	14,623,750
Prime second-lien	2,734,262	5,982,217
Government	179,868	170,224
Nonprime	11,003,312	11,542,191

Total unpaid principal balance(b)	17,580,086	33,202,356
Net (discounts) premiums	(522,490)	(486,084)
SFAS No. 159 fair value adjustment	(6,629,256)	(6,828,912)
Allowance for loan losses	(878,644)	(1,141,785)

Total, net	$9,549,696	$24,745,575

(a)	See Note 16 — Fair Value — $8.3 and $8.7 billion of total unpaid principal balance is recorded at a fair value of $1.7 and $1.9 billion under SFAS No. 159 as of March 31, 2009 and December 31, 2008, respectively.

(b)	Includes $1.3 and $1.1 billion at March 31, 2009 and December 31, 2008, respectively, of loans held by securitization trusts that the Company has the option to repurchase per EITF No. 02-9.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

The net carrying values by loan type were as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Prime conforming	$140,782	$800,204
Prime non-conforming	2,854,001	13,846,940
Prime second-lien	1,632,966	4,742,857
Government	156,681	147,254
Nonprime	4,765,266	5,208,320

Total, net	$9,549,696	$24,745,575

At March 31, 2009, the carrying value of mortgage loans held for investment relating to securitization transactions accounted for as collateralized borrowings in securitization trusts and pledged as collateral totaled $3.3 billion. The investors in these on-balance sheet securitizations and the securitization trusts have no recourse to the Company’s other assets beyond the loans pledged as collateral. Additionally at March 31, 2009, the Company pledged mortgage loans held for investment of $4.1 billion as collateral for other secured borrowings.

Mortgage loans held for investment are generally placed on nonaccrual status when they become 60 days delinquent or when the timely collection of the principal of the loan, in whole or part, is doubtful. At March 31, 2009, mortgage loans held for investment on nonaccrual status totaled $5.6 billion of unpaid principal balance. If nonaccrual mortgage loans held for investment had performed in accordance with their original terms, the Company would have recorded additional interest income of approximately $73.3 and $84.6 million during the three months ended March 31, 2009, and 2008, respectively.

The Company mitigates some of the credit risk associated with holding certain of the mortgage loans held for investment by purchasing mortgage insurance. Mortgage loans with an unpaid principal balance of $614.0 million at March 31, 2009 have limited protection through this insurance.

6.	Lending Receivables

The composition of lending receivables was as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Construction:
Residential	$1,571,795	$1,899,692
Residential mezzanine	58,573	55,928

Total construction	1,630,368	1,955,620
Warehouse	97,324	1,556,391
Commercial business	199,873	1,462,701
Commercial real estate	—	1,633,000

Total	1,927,565	6,607,712
Less allowance for loan losses	(584,669)	(602,404)

Total, net	$1,342,896	$6,005,308

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

At March 31, 2009, the Company pledged the carrying value of lending receivables of $1.1 billion as collateral for certain borrowings.

At March 31, 2009, lending receivables on nonaccrual status totaled $1.2 billion of unpaid principal balance. If nonaccrual lending receivables had performed in accordance with their original terms, the Company would have recorded additional interest income of approximately $18.9 and $16.7 million during the three months ended March 31, 2009, and 2008, respectively.

7.	Allowance for Loan Losses

The following is a summary of the activity in the allowance for loan losses for the three months ended March, 31, 2009 and 2008:

	Mortgage Loans Held for Investment	Lending Receivables	Other	Total
	(In thousands)
Balance at January 1, 2009	$1,141,785	$602,404	$38,630	$1,782,819
Provision for loan losses:
From continuing operations	239,581	134,465	—	374,046
From discontinued operations	84,937	9,314	3,469	97,720
Charge-offs	(135,002)	(157,106)	(4,581)	(296,689)
Recoveries	6,344	729	1,173	8,246
GMAC Bank sale to GMAC(a)	(459,001)	(5,137)	(38,691)	(502,829)

Balance at March 31, 2009	$878,644	$584,669	$—	$1,463,313

Balance at January 1, 2008	$832,274	$485,226	$33,296	$1,350,796
Reduction to allowance due to fair value option election(b)	(488,982)	—	—	(488,982)
Provision for loan losses:
From continuing operations	237,959	7,261	—	245,220
From discontinued operations	43,500	10,792	2,509	56,801
Charge-offs	(147,931)	(98,728)	(4,229)	(250,888)
Recoveries	8,176	560	2,818	11,554

Balance at March 31, 2008	$484,996	$405,111	$34,394	$924,501

(a)	GMAC Bank was sold to GMAC on January 30, 2009 (See Note 2 — Discontinued Operations).

(b)	See Note 16 — Fair Value — $489.0 million of allowance for loan losses was removed upon SFAS No. 159 election.

8.	Mortgage Servicing Rights

The Company defines its classes of mortgage servicing rights (“MSRs”) based on both the availability of market inputs and the manner in which the Company manages its risks of its servicing assets and liabilities. The Company manages its mortgage servicing rights at the legal entity level domestically and the reportable operating segment level internationally. Sufficient market inputs exist to determine the fair value of the Company’s recognized servicing assets and servicing liabilities.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

The following table summarizes the Company’s activity related to mortgage servicing rights carried at fair value:

	Mortgage Servicing Rights Managed By
	GMAC Residential Holding	GMAC-RFC Holding (Domestic Only)	International Business Group	Total
	(In thousands)
Estimated fair value at January 1, 2009	$2,396,601	$457,187	$(5,938)	$2,847,850
Additions obtained from sales of mortgage loans	56,337	—	—	56,337
Reduction due to sale of GMAC Bank to GMAC	(458,854)	—	—	(458,854)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	9,557	14,650	—	24,207
Other changes in fair value	(248,679)	(53,847)	(8,177)	(310,703)
Other changes that affect the balance	—	—	248	248

Estimated fair value at March 31, 2009	$1,754,962	$417,990	$(13,867)	$2,159,085

Estimated fair value at January 1, 2008	$3,514,671	$1,170,665	$17,526	$4,702,862
Additions obtained from sales of mortgage loans	365,717	4,302	296	370,315
Subtractions from sales of servicing assets	(4,138)	(169,974)	—	(174,112)
Changes in fair value:
Recognized day one gains on previously purchased MSRs upon adoption of SFAS No. 157	10,552	—	—	10,552
Due to changes in valuation inputs or assumptions used in the valuation model	(308,482)	(140,237)	(5,348)	(454,067)
Other changes in fair value	(121,253)	(54,264)	—	(175,517)
Other changes that affect the balance	—	(3,194)	1,140	(2,054)

Estimated fair value at March 31, 2008	$3,457,067	$807,298	$13,614	$4,277,979

Changes in fair value due to changes in valuation inputs or assumptions used in the valuation models include all changes due to a revaluation by a model or by a benchmarking exercise. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic run-off of the portfolio. During the three months ended March 31, 2009, the International Business Group recognized an $8.3 million increase to the servicer obligation, which is contingent on actions taken by bond holders in the securitizations. As the servicer obligation is within the underlying servicing contracts, this loss was reflected as a write-down (included in other changes in fair value) to the servicing assets held by the Company. Other changes that affect the balance primarily include foreign currency adjustments and the extinguishment of mortgage servicing rights related to the exercise of clean-up calls of certain securitization transactions.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

The following are key assumptions:

March 31, 2009	GMAC Residential Holding	GMAC-RFC Holding (Domestic Only)	International Business Group
Weighted average prepayment speed	26.2%	27.2%	7.3%
Range of prepayment speeds (constant prepayment rate)	2.7-50.2%	7.5-38.7%	0.7-24.8%
Weighted average discount rate	7.7%	16.7%	24.3%
Range of discount rates	2.7-32.1%	2.7-130.3%	8.0-30.5%

March 31, 2008	GMAC Residential Holding	GMAC-RFC Holding (Domestic Only)	International Business Group
Weighted average prepayment speed	19.0%	28.9%	8.5%
Range of prepayment speeds (constant prepayment rate)	10.0-49.6%	16.4-47.0%	0.7-24.6%
Weighted average discount rate	7.5%	7.9%	24.3%
Range of discount rates	4.1-23.5%	4.9-27.7%	8.0-30.5%

The key economic assumptions used by the Company in valuing its mortgage servicing rights at the date of their initial recording were as follows:

Three months Ended March 31, 2009	GMAC Residential Holding	GMAC-RFC Holding (Domestic Only)	International Business Group
Range of prepayment speeds (constant prepayment rate)	16.2-49.9%	N/A	N/A
Range of discount rates	3.3-21.0%	N/A	N/A

Three months Ended March 31, 2008	GMAC Residential Holding	GMAC-RFC Holding (Domestic Only)	International Business Group
Range of prepayment speeds (constant prepayment rate)	8.7-48.5%	20.5-42.8%	1.2-15.7%
Range of discount rates	4.4-23.6%	13.5-16.6%	24.0-24.0%

The Company’s servicing rights’ primary risk is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher than expected prepayments, which could reduce the value of the mortgage servicing rights. The Company economically hedges the income statement impact of these risks with both derivative and non-derivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures and forward contracts, and/or purchasing or selling principal-only securities. Refer to Note 17 for a discussion of the derivative financial instruments used to hedge MSRs. The fair value of derivative financial instruments used to mitigate these risks amounted to $820.3 million and $1.3 billion at March 31, 2009 and 2008, respectively. The change in the fair value of the derivative financial instruments amounted to a loss of $47.6 million and gain of $1.0 billion for the three months ended March 31, 2009, and March 31, 2008, respectively, and is included in servicing asset valuation and hedge activities, net in the Condensed Consolidated Statements of Income.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

The components of servicing fees were as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Contractual servicing fees (net of guarantee fees and including sub servicing)	$246,971	$319,185
Late fees	21,883	33,972
Ancillary fees	35,223	27,633

Total from continuing operations	304,077	380,790
Discontinued operations	11,889	11,282

Total	$315,966	$392,072

At March 31, 2009, the Company had pledged mortgage servicing rights of $1.9 billion as collateral for borrowings.

During the third quarter of 2008, the Company’s consolidated tangible net worth, as defined, fell below $1.0 billion, giving Fannie Mae the right to pursue certain remedies under the agreement. The Company reached an agreement with Fannie Mae to provide them collateral valued at $200 million, in addition to $100 million previously provided, and agreed to sell and transfer the servicing on mortgage loans having an unpaid principal balance of approximately $12.6 billion, or approximately 9% of the total principal balance of loans the Company services for Fannie Mae. In return for these actions Fannie Mae agreed to forbear, until January 31, 2009, from exercising contractual remedies otherwise available due to the decline in consolidated tangible net worth, as defined. On January 29, 2009, Fannie Mae extended the forbearance agreement until March 31, 2009. As of March 31, 2009, the Company had consolidated tangible net worth of $1.05 billion and complied with Fannie Mae’s requirements.

The Company and certain of the Company’s subsidiaries, which conduct the Company’s primary and master servicing activities, are required to maintain certain servicer ratings in accordance with master agreements entered into with the government sponsored entities. The servicer ratings, provided by certain rating agencies, are highly correlated with our consolidated tangible net worth and overall financial strength. On December 22, 2008, GMAC Mortgage, a subsidiary of the Company, notified Fannie Mae that it was in breach of one of the servicer rating requirements as set forth in the Master Agreement between Fannie Mae and GMAC Mortgage. As a result of this breach, Fannie Mae is entitled to exercise certain rights and remedies as permitted by its contract with GMAC Mortgage. Fannie Mae granted, and subsequently extended, a temporary waiver of the rights to exercise remedies (“waiver”) for the period from the date of notification, up to and including April 30, 2009. This waiver allows Fannie Mae to conduct enhanced servicing reviews to ensure that GMAC Mortgage continues to provide satisfactory servicing performance. On April 22, 2009 and April 30, 2009, respectively, Fannie Mae agreed to grant a further extension through June 30, 2009 of the existing master agreement with GMAC Mortgage and the waiver related to the remedies associated with the servicing rating requirement. The Company is taking the necessary actions to be in compliance by June 30, 2009; however, there can be no assurance it will be in compliance by that date.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

9.	Investments In Real Estate and Other

Investments in real estate and other were as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Residential real estate:
Acquired through sale and leaseback agreements	$124,485	$148,625
Real estate held for development	20,597	40,392

	145,082	189,017
Accumulated depreciation	(2,190)	(2,350)

Total residential real estate	142,892	186,667
Equity investments:
Real estate special purpose vehicles	316,086	342,555
Other	6,673	6,797

Total	$465,651	$536,019

Depreciation expense related to the sale and leaseback agreements was $0.2 and $1.7 million for the three months ended March 31, 2009 and 2008, respectively.

At March 31, 2009, the Company had pledged investment in real estate and other of $109.9 million as collateral for borrowings.

10.	Other Assets

Other Assets were as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Property and equipment at cost	$506,101	$535,114
Accumulated depreciation and amortization	(410,843)	(423,004)

Net property and equipment	95,258	112,110
Automotive loans and lease financing, net	—	3,139,044
Investments in automotive operating leases, net	—	1,890,605
Available for sale securities	105,619	426,192
Repossessed, foreclosed and owned real estate(a)	535,763	787,040
Derivative assets	1,251,369	1,625,210
Derivative collateral placed with counterparties	181,394	95,705
Restricted cash(b)	845,222	1,372,184
Non-marketable equity securities	162,156	637,790
Other assets	273,281	383,584

Total other assets	$3,450,062	$10,469,464

(a)	Includes $95.5 and $130.9 million at March 31, 2009 and December 31, 2008, respectively, of real estate held by securitization trusts that the Company has the option to repurchase per EITF No. 02-9.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

(b)	At March 31, 2009 and December 31, 2008 restricted cash included $300 million for the Fannie Mae collateral account and $127.5 million for appeals bond for legal proceedings. At December 31, 2008, $578.2 million was required by the Federal Home Loan Board to maintain cash as collateral to make up the shortfall of mortgage loans pledged against advances. This amount was no longer reported by the Company at March 31, 2009 due to the sale of the GMAC Bank to GMAC on January 30, 2009.

At March 31, 2009, the Company pledged other assets with a carrying value of $0.5 billion, as collateral for certain borrowings.

11.	Borrowings

Borrowings were as follows:

	Weighted Average End of Period Interest Rates
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
			(In thousands)
Secured borrowings:
Borrowings from parent — short-term	2.5%	4.2%	$240,092	$307,371
Borrowings from parent — long-term(a)	3.3	4.2	2,169,833	2,355,950
Borrowings from affiliates — long-term(a)	—	15.0	—	7,583
Collateralized borrowings in securitization trusts — long-term(a)(b)	3.2	4.0	3,414,706	3,752,457
Other secured borrowings:
Senior secured notes — long-term(a)(c)	8.5	8.5	781,630	1,672,747
Junior secured notes — long-term(a)(c)	9.6	9.6	4,389,306	5,027,109
Secured aggregation facilities — short-term	2.6	4.4	849,067	1,316,935
Repurchase agreements — short-term	3.8	5.1	335,889	429,216
Federal Reserve Board advances — short-term(d)	—	0.6	—	10,000
FHLB advances — long-term(a)(d)	—	5.0	—	9,303,000
Mortgage servicing rights facilities — short-term	—	4.6	—	528,000
Mortgage servicing rights facilities — long-term(a)	9.0	—	844,000	—
Servicing advances — short-term	3.3	4.6	700,000	700,000
Other — long-term(a)	2.2	2.0	282,500	299,804

Subtotal secured borrowings	5.8	5.8	14,007,023	25,710,172

Unsecured borrowings:
Senior unsecured notes — long-term(a)(c)	7.5	7.9	2,667,535	2,732,380
Subordinated unsecured notes — long-term(a)	5.0	8.4	190,448	205,448
Medium-term unsecured notes — long-term(a)	10.9	11.7	283,455	296,197
Other — short-term	8.0	9.3	45,327	112,902
Other — long-term(a)	7.0	7.0	2,238	2,238

Subtotal unsecured borrowings	7.7	8.3	3,189,003	3,349,165

Total borrowings	6.2%	6.1%	$17,196,026	$29,059,337

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

(a)	Represents borrowings with an original contractual maturity in excess of one year.

(b)	At March 31, 2009, collateralized borrowings with an outstanding balance of $8.1 billion are recorded at a fair value of $1.7 billion under SFAS No. 159 — see Note 16 — Fair Value. At December 31, 2008, collateralized borrowings with an outstanding balance of $8.4 billion were recorded at a fair value of $1.9 billion.

(c)	The March 31, 2009 totals include junior secured notes with a carrying value of $1.8 billion exchanged for GMAC notes and held by GMAC. The December 31, 2008 totals include $0.9 billion of senior secured notes, $2.4 billion of junior secured notes and $40.4 million of senior unsecured notes exchanged for GMAC notes and held by GMAC. These totals reflect the carrying value of these notes, including the deferred concession recognized in the Company’s June 2008 debt exchange. GMAC holds the equivalent par value of $1.4 billion of the junior secured notes as of March 31, 2009.

(d)	GMAC Bank was sold to GMAC on January 30, 2009 (See Note 2 — Discontinued Operations).

The following table presents the scheduled maturity of borrowings at March 31, 2009 and December 31, 2008, assuming that no early redemptions occur. The actual payments of secured borrowings may vary based on the payment activity of the related pledged asset.

	March 31, 2009	December 31, 2008
	(In thousands)
Maturities of Borrowings
Short-term borrowings	$2,170,375	$3,404,424
Long-term borrowings:
2009	524,020	1,162,265
2010	5,084,104	6,677,432
2011	214,132	1,151,939
2012	346,040	2,268,321
2013	2,013,954	3,683,177
2014	1,567,084	2,602,658
2015 and thereafter	1,861,611	4,356,664
Collateralized borrowings in securitization trusts(a)	3,414,706	3,752,457

Total long-term borrowings	15,025,651	25,654,913

Total borrowings	$17,196,026	$29,059,337

(a)	The principal on the debt securities is paid using cash flows from underlying collateral (mortgage loans). Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received.

Certain of the Company’s credit facilities contain certain financial covenants, among other covenants, requiring the Company to maintain consolidated tangible net worth of $250.0 million as of the end of each month and consolidated liquidity of $750.0 million, subject to applicable grace periods. These financial covenants are also included in certain of the Company’s bilateral facilities. In addition, certain of the Company’s facilities are subject to sequential declines in advance rates if consolidated tangible net worth falls below $1.5, $1.0 and $0.5 billion, respectively. For these purposes, consolidated tangible net worth is defined as the Company’s

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

consolidated equity, excluding intangible assets and any equity in GMAC Bank to the extent included in the Company’s consolidated balance sheet, and consolidated liquidity is defined as consolidated cash and cash equivalents, excluding cash and cash equivalents of GMAC Bank to the extent included in the Company’s consolidated balance sheet. As of March 31, 2009, the Company had consolidated tangible net worth, as defined, of $1.05 billion and remained in compliance with all of its consolidated tangible net worth covenants. In addition, the Company complied with its consolidated liquidity requirement of $750.0 million.

The following table summarizes assets at carrying value that are restricted, pledged or for which a security interest has been granted as collateral for the payment of certain debt obligations:

	March 31, 2009	December 31, 2008
	(In thousands)
Cash and cash equivalents	$37,410	$5,431,602
Mortgage loans held for sale	604,306	1,760,553
Trading securities	115,507	127,839
Mortgage loans held for investment	7,404,323	22,925,818
Lending receivables, net	1,121,900	5,728,496
Mortgage servicing rights	1,932,751	2,644,146
Accounts receivable, net	1,742,910	1,826,064
Investments in real estate and other	109,928	128,533
Other assets	455,972	7,071,419

Total assets restricted as collateral	$13,525,007	$47,644,470

Related secured debt	$14,007,023	$25,710,172

The Company also pledges equity interests of certain subsidiaries or other affiliates to the GMAC Senior Secured Credit Facility. At March 31, 2009 there was $809.9 million of equity interest in these subsidiaries pledged against this facility. In addition, the Company provided a lien on certain of the Company’s consolidated assets, as specified in the GMAC Senior Secured Credit Facility agreements, for the benefit of the GMAC Senior Secured Credit Facility and the senior and junior secured notes. The Company also pledged $247.7 million of equity interests to the $430 million loan agreement (“GMAC LOC”) facility at March 31, 2009.

The assets that were pledged as collateral in the preceding table include assets that can be sold or repledged by the secured party. The assets that could be sold or repledged were as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Mortgage loans held for sale	$198,392	$218,917
Mortgage loans held for investment	443,497	487,369
Accounts receivable, net	5,501	6,006

Total	$647,390	$712,292

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

The following table summarizes the carrying value of assets pledged and the amount of related debt outstanding by the Company’s secured borrowing types at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Total Assets Restricted as Collateral	Related Secured Debt	Total Assets Restricted as Collateral	Related Secured Debt
Borrowings from parent and affiliates(a)	$4,501,457	$2,409,925	$4,572,415	$2,670,904
Collateralized borrowings in securitization trusts	3,572,190	3,414,706	3,924,343	3,752,457
Other secured borrowings:
Senior and junior secured notes(b)	—	5,170,936	—	6,699,856
Secured aggregation facilities	1,878,919	849,067	2,469,860	1,316,935
Repurchase agreements	983,776	335,889	1,111,220	429,216
Federal Reserve Board advances	—	—	—	10,000
FHLB advances	—	—	32,721,861	9,303,000
Mortgage servicing rights facilities	1,193,019	844,000	1,414,872	528,000
Servicing advances	1,120,038	700,000	1,139,080	700,000
Other	275,608	282,500	290,819	299,804

Related secured debt	$13,525,007	$14,007,023	$47,644,470	$25,710,172

(a)	The GMAC Senior Secured Credit Facility, GMAC Secured MSR Facility and the GMAC LOC are included in borrowings from parent. The GMAC Senior Secured Credit Facility’s total assets restricted as collateral, includes only the amount of primary collateral, excluding equity interests, as defined in the GMAC Senior Secured Credit Facility agreements.
(b)	The senior and junior secured notes are secured by the same collateral that secures the GMAC Senior Secured Credit Facility.

12.	Deposit Liabilities

Deposit liabilities were as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Non-interest bearing deposits	$—	$1,466,052
NOW and money-market checking accounts	—	3,609,843
Certificates of deposit:
Associated with brokered certificates of deposit	—	9,623,723
Other certificates of deposit	—	5,161,897

Total	$—	$19,861,515

The December 31, 2008 balances consisted of GMAC Bank and ResMor Trust Company deposits. The interests in these two companies were sold to GMAC in January of 2009.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Non-interest bearing deposits primarily represented third-party escrows associated with the Company’s loan servicing portfolio. The escrow deposits were not subject to an executed agreement and could be withdrawn without penalty at any time.

13.	Other Liabilities

Other Liabilities were as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
Liability for option to repurchase assets(a)	$2,041,312	$1,682,187
Liability for derivative collateral received from counterparties	666,254	1,046,138
Derivative liabilities	432,954	237,406
Accounts payable	400,732	383,636
Liability for assets sold with recourse	330,218	229,773
Interest payable	247,376	424,349
Reserve for insurance losses	151,990	90,264
Securitization trustee payable	106,782	152,348
Employee compensation and benefits	82,084	126,363
Restructuring reserve	57,672	76,233
Deferred tax liability	—	130,837
Other liabilities	334,026	371,531

Total other liabilities	$4,851,400	$4,951,065

(a)	In accordance with EITF No. 02-9, Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold, the Company recognizes a liability for the option to repurchase delinquent loans (generally more than 90 days) and real estate owned assets held in off-balance sheet trusts.

14.	Other Expenses

Other expenses were as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Provision for loans sold with recourse	$176,937	$21,418
Insurance losses	65,025	2,751
Management fee from GMAC	62,385	15,314
Equipment and supplies	20,534	20,343
Loan processing fees	8,074	17,635
Loss on foreign currency	16,132	1,907
Restructuring	(418)	20,214
Other	69,862	79,240

Total other non-interest expense	$418,531	$178,822

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

15.	Income Taxes

The Company, including the majority of its domestic subsidiaries, is a pass-through entity for U.S. tax purposes and therefore, does not provide for federal income tax. However, the LLCs do incur and provide for taxes in certain local jurisdictions within the U.S. where the LLCs are taxed as entities despite their pass-through status for federal tax purposes. The Company is included in the consolidated GMAC unitary and/or consolidated state income tax returns. The Company provides for its unitary and/or consolidated filings pursuant to a tax sharing agreement with GMAC. GMAC will periodically settle these income tax liabilities or receivables. Any separate state tax filing liabilities are accrued on a stand-alone basis. The Company’s captive reinsurance and foreign businesses generally operate as corporations and continue to be subject to and provide for U.S. federal, state and/or foreign income tax.

For the three months ended March 31, 2009, the consolidated tax benefit from continuing operations is $18.7 million resulting in an effective tax rate benefit of 49.4% compared to a tax benefit of $54.1 million or effective tax rate benefit of 5.7% during the same time period in 2008. The decrease in benefit is caused by the accrual of a valuation allowance on the net operating losses in the International Business Group.

Gross unrecognized tax benefits totaled $10.4 million at March 31, 2009, an increase of $0.1 million for the quarter. The amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is approximately $7.4 million. Related interest and penalties accrued for uncertain tax positions are recorded in interest expense and other operating expenses, respectively. As of March 31, 2009, the Company had approximately $3.0 million accrued for the payment of interest and penalties.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before 2004. The Company anticipates the Internal Revenue Service examination of its U.S. income tax returns for 2004 through 2006, along with examinations by various state and local jurisdictions, will be completed by the end of 2009. Therefore, it is possible that certain tax positions may be settled, and the unrecognized tax benefits would decrease by approximately $1.4 million over the next twelve months.

16.	Fair Value

Fair Value Measurements (SFAS No. 157)

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

NOTES TO THE CONDENSED

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

Mortgage loans held for sale — The Company originates or purchases mortgage loans in the United States that it intends to sell to Fannie Mae, Freddie Mac, and Ginnie Mae (collectively “the Agencies”). Additionally, the Company originates or purchases mortgage loans that it intends to sell into the secondary markets, although this activity was substantially curtailed beginning in 2008. The mortgage loans held for sale portfolio is accounted for at the lower of cost or market (“LOCOM”). Only those loans that are currently being carried at market under LOCOM are included within the Company’s nonrecurring fair value measurement tables. Mortgage loans held for sale account for 9.3% of all recurring and nonrecurring assets reported at fair value at March 31, 2009.

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

Loans valued using observable market prices for identical or similar assets — This includes all domestic mortgage loans that can be sold to the Agencies, which are valued predominantly by published forward agency prices. This will also include all non-agency domestic loans or international loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value), or quoted market prices for similar loans are available. As these valuations are derived from quoted market prices, the Company classifies these valuations as Level 2 in the fair value disclosures. As of March 31, 2009, 0.0% of the Company’s mortgage loans held for sale that are currently being carried at market under LOCOM are classified as Level 2. Due to the illiquidity of the mortgage marketplace, it may be necessary to look for alternative sources of value, including the whole-loan purchase market for similar loans, and place more reliance on the valuations using internal models.

Loans valued using internal models — To the extent observable market prices are not available; the Company will determine the fair value of mortgage loans held for sale using internally developed valuation models. These valuation models estimate the exit price the Company expects to receive in the whole-loan market. Although the Company utilizes and gives priority to market observable inputs such as interest rates and market spreads within these models, the Company typically is required to utilize internal inputs, such as prepayment

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate and validate these internal inputs, these internal inputs require the use of judgment by the Company and can have a significant impact on the determination of the loan’s fair value. Accordingly, the Company classifies these valuations as Level 3 in the fair value disclosures. As of March 31, 2009, 100.0% of the Company’s mortgage loans held for sale that are currently being carried at market under LOCOM are classified as Level 3.

Due to limited sales activity and periodically unobservable prices in certain of the Company’s markets, certain mortgage loans held for sale portfolios may transfer between Levels 2 and 3 or vice versa in future periods.

Trading securities — Trading securities are recorded at fair value and include retained interests in assets sold through off-balance sheet securitizations and purchased securities. The securities may be mortgage-backed or mortgage-related asset-backed securities (including senior and subordinated interests), interest-only, principal-only, or residual interests and may be investment grade, non-investment grade or unrated securities. The Company bases its valuation of trading securities on observable market prices when available; however, observable market prices are not available for a significant portion of these assets due to illiquidity in the markets. When observable prices are not available, the Company primarily bases valuations on internally developed discounted cash flow models that use a market-based discount rate. The valuation considers recent market transactions, experience with similar securities, current business conditions and analysis of the underlying collateral, as available. In order to estimate cash flows, the Company utilizes various significant assumptions, including market observable inputs such as forward interest rates, as well as internally developed inputs such as prepayment speeds, delinquency levels, and credit losses. Accordingly, the Company classified 86% of the trading securities reported at fair value as Level 3 at March 31, 2009. Trading securities account for 7% of all recurring and nonrecurring assets reported at fair value at March 31, 2009.

Mortgage loans held for investment — Under SFAS No. 159, the Company elected the fair value option for certain mortgage loans held for investment. These loans serve as collateral for the Company’s on-balance sheet securitization debt in which the Company estimated that credit reserves pertaining to securitized assets could or already had exceeded the Company’s economic exposure. The remaining held for investment mortgage loans are reported on the balance sheet at their principal amount outstanding, net of charge-offs, allowance for loan losses, and net deferred loan fees.

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

As a result of the Company’s use of significant unobservable inputs in this fair value measurement, the Company classifies these loans as Level 3. These loans account for 23% of all recurring and nonrecurring assets reported at fair value at March 31, 2009.

Mortgage servicing rights (MSRs) — The Company typically will retain MSRs when it sells assets into the secondary market. MSRs do not trade in an active market with observable prices. Therefore, the Company uses internally developed discounted cash flow models to estimate the fair value of MSRs and classify all MSRs as Level 3. These internal valuation models estimate net cash flows based on internal operating assumptions that the Company believes would be used by market participants, combined with market-based assumptions for loan prepayment rates, interest rates and discount rates that management believes approximate yields required by investors in this asset. Cash flows primarily include servicing fees, float income and late fees, in each case less

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread derived discount rate. All MSRs are classified as Level 3 and account for 30% of all recurring and nonrecurring assets reported at fair value at March 31, 2009.

Derivative instruments — The Company manages risk through its balance of loan production and servicing businesses while using portfolios of financial instruments, including derivatives, to manage risk related specifically to the value of mortgage loans held for sale, mortgage loans held for investment, MSRs, foreign currency assets and liabilities and retained interests in off-balance sheet securitizations. The Company is also counterparty to fair value swaps with GMAC Bank which effectively transfers the exposure to changes in fair value of specified pools of GMAC Bank’s mortgage loans held for sale and interest rate lock commitments to the Company. In addition, the Company is counterparty to total return swap agreements with GMAC Bank which effectively transfer the total economic return of specified pools of mortgage servicing rights owned by GMAC Bank to the Company in exchange for a variable payment based on a fixed spread to LIBOR. See Note 22 — Related Party Transactions for further details.

The Company enters into a variety of derivative financial instruments as part of its hedging strategies. Certain of these derivatives are exchange traded, such as Eurodollar futures, or traded within highly active dealer markets, such as agency to-be-announced securities. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; and therefore, these contracts are classified as Level 1. The Company classified 10% of the derivative assets and 41% of the derivative liabilities reported at fair value as Level 1 at March 31, 2009.

The Company also executes over-the-counter derivative contracts, such as interest rate swaps, floors, caps, corridors, and swaptions. The Company utilizes third-party developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract are entered into the model, as well as market observable inputs such as interest rate forward curves and interpolated volatility assumptions. As all significant inputs into these models are market observable, these over-the-counter derivative contracts are classified as Level 2. The Company classified 77% of the derivative assets and 27% of the derivative liabilities reported at fair value as Level 2 at March 31, 2009.

The Company holds certain derivative contracts that are structured specifically to meet a particular hedging objective. These derivative contracts often are utilized to hedge risks inherent within certain of the Company’s on-balance sheet securitizations. In order to hedge risks on particular bond classes or securitization collateral, the derivative’s notional amount is often indexed to the hedged item. As a result, the Company typically is required to use internally developed prepayment assumptions as an input into the model, in order to forecast future notional amounts on these structured derivative contracts. Accordingly, these derivative contracts are classified as Level 3. The Company classified 13% of the derivative assets and 32% of the derivative liabilities reported at fair value as Level 3 at March 31, 2009.

The Company’s Valuations and Assumptions Executive Committee and The Asset and Liability Committee govern trading activity relating to derivative instruments. The Company’s policy is to minimize credit exposure related to financial derivatives used for hedging, by limiting the hedge counterparties to major banks, financial institutions, exchanges, and private investors who meet established capital and credit guidelines, as well as by limiting the amount of exposure to any individual counterparty. On March 18, 2009, the Company entered into an agreement with GMAC, whereby the Company agreed with GMAC to enter into foreign exchange and interest rate hedging transactions. See Note 22 — Related Party Transactions for terms of this agreement.

The Company has netting arrangements (“ISDAs”) in place with all derivative counterparties. Additionally, both the Company and the counterparty are required to post cash collateral based upon the net underlying market value of the Company’s open positions with the counterparty. Posting of cash collateral typically occurs daily,

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

subject to certain dollar thresholds. Due to the existence of netting arrangements, as well as frequent cash collateral posting at low posting thresholds, credit exposure to the Company and/or to the counterparty is considered materially mitigated and based on the Company’s assessment, there is no requirement for any additional adjustment to derivative valuations specifically for credit.

Repossessed, foreclosed and owned assets (other real estate owned) — Through the normal course of business, the Company may foreclose upon real estate assets to the extent borrowers default under the terms of their agreements with the Company. Under GAAP, these foreclosed properties are required to be carried on the balance sheet at the lower of cost or fair value less costs to sell. Only those assets that are being carried at fair value less costs to sell are included in the fair value disclosures. These foreclosed properties are carried within other assets on the Company’s condensed consolidated balance sheet.

The Company determines the fair value of the repossessed, foreclosed and owned properties on a periodic basis. Properties that are valued based upon independent third-party appraisals less costs to sell are classified as Level 2. When third-party appraisals are not obtained, valuations are typically obtained from a third-party broker price opinion; however, depending upon the circumstances, the property list price or other sales price information may be used in lieu of a broker price opinion. The Company typically adjusts a broker price opinion or other price source, as appropriate, in order to take into account damage and other factors that typically cause the actual liquidation value of foreclosed properties to be less than broker price opinion or other price source. This valuation adjustment is based upon the Company’s historical experience and is necessary to ensure the valuation ascribed to these assets takes into account the unique factors and circumstances surrounding a foreclosed asset. As a result of the Company applying an internally developed adjustment to the third-party provided valuation of the foreclosed property, these assets are classified as Level 3 in the fair value disclosures. As of March 31, 2009, 49% and 51% of the Company’s other real estate owned that are being carried at fair value less costs to sell are classified as Level 2 and Level 3, respectively.

On-balance sheet securitization debt — Under SFAS No. 159, the Company elected the fair value option for certain mortgage loans held for investment and securitization debt for certain of its on-balance sheet securitizations. In particular, the Company elected the fair value option on securitization debt issued by its domestic on-balance sheet securitization vehicles as of January 1, 2008 in which the Company estimated that credit reserves pertaining to securitized assets could or already had exceeded the Company’s economic exposure. A complete description of the securitizations is provided in the On-balance sheet securitizations section later in this Note. The objective in measuring these loans and related securitization debt at fair value is to approximate the Company’s retained economic interest and economic exposure to the collateral securing the securitization debt. The remaining on-balance sheet securitization debt that was not elected under SFAS No. 159 is reported on the balance sheet at cost, net of premiums or discounts and issuance costs.

The Company values securitization debt that was elected pursuant to the fair value option, as well as any economically retained positions, using market observable prices whenever possible. The securitization debt is principally in the form of asset-backed and mortgage-backed securities collateralized by the underlying mortgage loans held for investment. Due to the attributes of the underlying collateral and current capital market conditions, observable prices for these instruments are typically not available in active markets. In these situations, the Company considers observed transactions as Level 2 inputs in its discounted cash flow models. Additionally, the Company’s discounted cash flow models utilize other market observable inputs such as interest rates, and internally derived inputs such as prepayment speeds, credit losses, and discount rates. As a result of the reliance on significant assumptions and estimates for model inputs, fair value option elected financing securitization debt is classified as Level 3. On-balance sheet securitization debt accounts for 79% of all liabilities reported at fair value March 31, 2009. As a result of reduced liquidity in capital markets, values of both held for investment mortgage loans and the securitized bonds are expected to be volatile.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

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

	Recurring Fair Value Measurements
	At March 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Trading securities	$683	$69,569	$440,033	$510,285
Mortgage loans held for investment(1)	—	—	1,663,145	1,663,145
Mortgage servicing rights	—	—	2,159,085	2,159,085
Other assets:
Derivative assets	127,871	958,728	164,770	1,251,369
Other	—	103,971	1,648	105,619

Total assets	$128,554	$1,132,268	$4,428,681	$5,689,503

Liabilities
Collateralized borrowings:
On-balance sheet securitization debt(1)	$—	$—	$(1,675,712)	$(1,675,712)
Other liabilities:
Derivative liabilities	(175,791)	(116,585)	(140,578)	(432,954)

Total liabilities	$(175,791)	$(116,585)	$(1,816,290)	$(2,108,666)

(1)	These items are carried at fair value due to fair value option election under SFAS No. 159.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

The tables below present the reconciliation for all of the Company’s Level 3 assets and liabilities measured at fair value on a recurring basis. The Level 3 items presented below may be hedged by derivatives and other financial instruments that are classified as Level 1 or Level 2. Thus, the tables below do not fully reflect the impact of the Company’s risk management activities.

	Level 3 Recurring Fair Value Measurements
	Three Months Ended March 31, 2009
	January 1, 2009 Level 3 Fair Value	Total Net Gains/(Losses)				Other Comprehensive Income		Purchases, Sales, Issuances and Settlements, Net	Net Transfers Into/(Out of) Level 3	End of Period Level 3 Fair Value
		Included in Net Income(b):
		Realized Gains (Losses)		Unrealized Gains (Losses)
	(In thousands)
Assets
Trading securities	$524,201	$20,715	(c)	$(1,811	)(c)	$—		$(103,072)	$—	$440,033
Mortgage loans held for investment(a)	1,861,407	129,992	(d)	58,171	(d)	—		(386,425)	—	1,663,145
Mortgage servicing rights	2,847,850	(8,421	)(e)	(286,496	)(e)	—		(393,848)	—	2,159,085
Other assets:
Derivative assets, net	24,157	(23,701	)(c)	269,013	(c)	—		(245,277)	—	24,192
Other	1,906	—		—		(258	)(f)	—	—	1,648

Total	$5,259,521	$118,585		$38,877		$(258)		$(1,128,622)	$—	$4,288,103

Liabilities
Collateralized borrowings:
On-balance sheet securitization debt(a)	$(1,898,521)	$(101,087	)(d)	$(34,922	)(d)	$—		$358,818	$—	$(1,675,712)

Total	$(1,898,521)	$(101,087)		$(34,922)		$—		$358,818	$—	$(1,675,712)

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

	Level 3 Recurring Fair Value Measurements
	Three Months Ended March 31, 2008
	January 1, 2008 Level 3 Fair Value	Total Net Gains/(Losses)				Other Comprehensive Income		Purchases, Sales, Issuances and Settlements, Net	Net Transfers Into/(Out of) Level 3	End of Period Level 3 Fair Value
		Included in Net Income(b):
		Realized Gains (Losses)		Unrealized Gains (Losses)
	(In thousands)
Assets
Trading securities	$1,642,169	$97,429	(c)	$(494,182	)(c)	$—		$(226,679)	$—	$1,018,737
Mortgage loans held for investment(a)	6,683,649	270,799	(d)	(2,274,130	)(d)	—		(764,982)	—	3,915,336
Mortgage servicing rights	4,713,414	(16,050	)(e)	(629,653	)(e)	—		210,268	—	4,277,979
Other assets:
Other	3,558	—		—		(399	)(f)	242	—	3,401

Total	$13,042,790	$352,178		$(3,397,965)		$(399)		$(781,151)	$—	$9,215,453

Liabilities
Collateralized borrowings:
On-balance sheet securitization debt(a)	$(6,734,448)	$(115,997	)(d)	$2,149,277	(d)	$—		$705,318	$—	$(3,995,850)
Collateralized debt obligations(a)	(351,226)	(4,783)		21,292		—		29,724	—	(304,993)
Other liabilities:
Derivative liabilities, net	(39,064)	(59,021	)(c)	17,698	(c)	—		35,826	—	(44,561)

Total	$(7,124,738)	$(179,801)		$2,188,267		$—		$770,868	$—	$(4,345,404)

(a)	Carried at fair value due to fair value option election under SFAS No. 159.

(b)	Net income is inclusive of both realized and change in unrealized gains and losses as well as interest related to the underlying asset or liability.

(c)	Fair value adjustment reported in (loss) gain on investment securities, net and related interest accretion on these assets are reported in interest income and interest expense, respectively.

(d)	Fair value adjustment reported in other (loss) income and related interest on loans and debt are reported in interest income and interest expense, respectively.

(e)	Fair value adjustment reported in servicing asset valuation and hedge activities, net.

(f)	Change in unrealized gains (losses) on available-for-sale securities recorded in equity as other comprehensive income.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Nonrecurring Fair Value

The Company may be required to measure certain assets or liabilities at fair value from time-to-time. These periodic fair value measures typically result from application of LOCOM or certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under SFAS No. 157.

The table below presents the items which the Company measures at fair value on a nonrecurring basis.

	Nonrecurring Fair Value Measurements					Total Gains (Losses) Included in Earnings for the Three Months Ended March 31,
	As of March 31, 2009
	Nonrecurring Fair Value Measures			Total Estimated Fair Value	Lower of Cost or Fair Value or Credit Allowance
	Level 1	Level 2	Level 3			2009	2008
	(In thousands)
Mortgage loans held for sale(1)	$—	$458	$672,452	$672,910	$(441,632)
Lending receivables(3)	—	329,410	187,169	516,579	(533,224)
Other assets:
Other real estate owned(2)	—	165,043	171,609	336,652	(136,478)
Model home portfolio(4)	—	43,185	—	43,185		$1,246	$(2,721)

Total	$—	$538,096	$1,031,230	$1,569,326	$(1,111,334)	$1,246	$(2,721)

For table Notes (1) and (2), LOCOM or valuation allowance is the most relevant indicator of the impact on earnings of measuring those specific items to fair value. Accordingly, the table above excludes total gains and losses included in earnings for these items.

(1)	Represents assets held for sale that are required to be measured at lower of cost or fair value in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities or SOP 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others . Only assets with fair values below cost are included in the table above. The related valuation allowance represents the cumulative adjustment to fair value of those specific loans.

(2)	The allowance provided for other real estate owned represents any cumulative valuation adjustments recognized to adjust those respective repossessed, foreclosed and owned properties to fair value less costs to sell.

For table Note (3), the credit allowance that is measured using the fair value of the collateral that secures the related lending receivable, is the most relevant indicator of the impact on the financial statements of measuring those specific items to fair value. The carrying values of those items are inclusive of the respective valuation or credit allowance.

(3)	The carrying value for lending receivables includes only those lending receivables that have a specific reserve established using the fair value of the underlying collateral. The related credit allowance represents the cumulative adjustment to fair value of those specific lending receivables.

For table Note (4), changes to the income statement are the most relevant indicator of the impact on earnings and measuring these specific items to fair value.

(4)	The model home portfolio held by the Business Capital Group is accounted for as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

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

The Company elected to measure at fair value certain financial assets and liabilities held by the Company including certain mortgage loans held for investment and related debt held in financing securitization structures that existed as of adoption. The Company’s intent in electing fair value for these items was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities as described in the paragraphs below.

On-balance sheet securitizations

In prior years, the Company executed certain domestic securitizations that did not meet sale criteria under SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125 (“SFAS No. 140”). As part of these domestic on-balance sheet securitizations, the Company typically retained the economic residual interest in the securitization. The economic residual entitles the Company to excess cash flows that remain at each distribution date, after absorbing any credit losses in the securitization. Because sale treatment was not achieved under SFAS No. 140, the mortgage loan collateral remained on the Company’s balance sheet and was classified as mortgage loans held for investment, the securitization’s debt was recorded as collateralized borrowings in securitization trusts. After execution of the securitizations, the Company was required under GAAP to continue recording an allowance for loan losses on the mortgage loans held for investment.

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

The Company carries the fair value of mortgage loans held for investment on the balance sheet. The Company’s policy is to separately record interest income on these fair value elected loans unless they are placed on nonaccrual status when they are 60 days past due; these amounts continue be classified within interest income on the consolidated income statement. The fair value adjustment recorded for the mortgage loans held for investment is classified within other (loss) income on the consolidated income statement.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

The fair value elected debt balances are recorded within collateralized borrowings in securitization trusts on the consolidated balance sheet. The Company’s policy is to separately record interest expense on the fair value elected securitization debt, which continues to be classified within interest expense on the consolidated income statement. The fair value adjustment recorded for this debt is classified within other (loss) income on the consolidated income statement.

The tables below display the Company’s fair value option elections and information regarding the amounts recorded within earnings for each fair value option elected item.

	Changes in Fair Value Included in the Condensed Consolidated Income Statement
Three Months Ended March 31, 2009	Interest Income	Interest Expense	Other (Loss) Income	Gain on Investment Securities, Net	Total Included in Net Income	Change in Fair Value Due to Credit Risk(1)
	(In thousands)
Mortgage loans held for investment	$142,430	$—	$45,733	$—	$188,163	$(64,150	)(2)
Collateralized borrowings:
On-balance sheet securitizations	—	(60,237)	(75,772)	—	(136,009)	61,714	(3)

Total					$52,154

	Changes in Fair Value Included in the Condensed Consolidated Income Statement
Three Months Ended March 31, 2008	Interest Income	Interest Expense	Other (Loss) Income	Gain on Investment Securities, Net	Total Included in Net Income	Change in Fair Value Due to Credit Risk(1)
	(In thousands)
Mortgage loans held for investment	$198,480	$—	$(2,201,811)	$—	$(2,003,331)	$(17,901	)(2)
Collateralized borrowings:
On-balance sheet securitizations	—	(114,416)	2,147,696	—	2,033,280	21,651	(3)
Collateralized debt obligations	—	(4,783)	—	21,292	16,509	—	(4)

Total					$46,458

(1)	Factors other than credit quality which impact the fair value include changes in market interest rates and the liquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.

(2)	The credit impact for mortgage loans held for investment was quantified by applying internal credit loss assumptions to cash flow models.

(3)	The credit impact for on-balance sheet securitization debt is assumed to be zero until the Company’s economic interests in a particular securitization is reduced to zero, at which point the losses in the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value change due to credit. The Company also monitors credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

(4)	The credit impact for collateralized debt obligations is assumed to be zero until the Company’s economic interests in the securitization is reduced to zero, at which the losses projected on the underlying collateral will be expected to be passed through to the securitization’s bonds. The Company also monitors credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

Interest income on mortgage loans held for investment is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the days interest due. Interest expense on the on-balance sheet securitizations is measured by multiplying the bond principal by the coupon rate and days interest due to the investor.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Below is a table that provides the aggregate fair value and the aggregate unpaid principal balance for the Company’s fair value option elected loans and long-term debt instruments:

	As of March 31, 2009
	Unpaid Principal Balance	Loan Advances/ Other		Accrued Interest		Fair Value Allowance		Fair Value
	(In thousands)
Mortgage Loans Held for Investment:
Total loans	$8,346,571	$(136,288)		$82,118		$(6,629,256)		$1,663,145
Nonaccrual loans	1,744,236	—	(a)	—	(a)	—	(a)	—	(a)
Loans 90+ days past due(b)	1,302,008	—	(a)	—	(a)	—	(a)	—	(a)
Collateralized Borrowings:
On-balance sheet securitizations	$(8,117,513)	$(478)		$(17,373)		$6,459,652		$(1,675,712)

(a)	The Company measured fair value of the mortgage loans held for investment using a portfolio approach or an in-use premise. By utilizing exit prices at a pool level, this approach does not allow the Company to reliably estimate the fair value of nonaccrual and 90+ loans and, therefore, the fair value of those items is not included in the table above. Unpaid principal balances are provided to allow assessment of the materiality of nonaccrual and 90+ loans relative to total loans.

(b)	In the table above, 90+ loans are included in nonaccrual loans and total loans.

17.	Derivative Instruments and Hedging Activities

The Company enters into a variety of derivative and non-derivative instruments in connection with its risk management activities. The Company’s primary objective for executing these derivative and non-derivative instruments is to mitigate the Company’s economic exposure to future events that are outside its control. The Company’s derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk), as well as foreign currency risk related to certain assets and liabilities. The Company is also counterparty to fair market value swaps with GMAC Bank which effectively transfers the exposure to changes in fair value of specified pools of GMAC Bank’s mortgage loans held for sale and interest rate lock commitments to the Company. In addition, the Company is counterparty to total return swap agreements with GMAC Bank which effectively transfer the total economic return of specified pools of mortgage servicing rights owned by GMAC Bank to the Company in exchange for a variable payment based on a fixed spread to LIBOR. Refer to Note 22 — Related Party. The Company does not trade derivative instruments for reasons beyond risk management.

In addition to derivatives traded as part of the Company’s risk management activities, the Company creates derivative contracts as part of its ongoing operations. In particular, the Company frequently executes forward mortgage loan purchase and sale commitments with financial institutions, principally to provide a future source of mortgage volume and dedicated exit channels. Additionally, the Company enters into commitments with mortgage borrowers that require the Company to originate a mortgage at a stated amount and rate; these are derivative contracts if the Company’s intent is ultimately to hold the originated loan for sale. The Company refers to commitments to purchase mortgage loans and commitments to originate loans held for sale collectively as interest rate lock commitments (“IRLCs”).

The following summarizes the Company’s significant asset and liability classes, the risk exposures for these classes, and the Company’s risk management activities utilized to mitigate certain of these risks. The discussion will include both derivative and non-derivative instruments utilized as part of these risk management activities.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Interest Rate Sensitive Assets/Liabilities

Mortgage Loan Commitments, Loans Held for Sale and Held for Investment — The Company is exposed to interest rate risk from the time an IRLC is made until the time the mortgage loan is sold. Changes in interest rates impact the market price for the mortgage loan; as market interest rates decline, the value of existing IRLCs, mortgage loans held for sale and mortgage loans held for investment go up and vice versa. The primary objective of the Company’s risk management activities related to IRLCs, mortgage loans held for sale and mortgage loans held for investment is to eliminate or reduce any interest rate risk associated with these items.

The Company enters into forward sale contracts of mortgage-backed securities, primarily Fannie Mae or Freddie Mac to-be-announced securities (“TBAs”) as its primary strategy to mitigate this risk. These contracts are typically entered into at the time the interest rate lock commitment is made. The value of the forward sales contracts moves in the opposite direction of the value of the Company’s IRLCs, mortgage loans held for sale and mortgage loans held for investment. The Company may also use other derivatives, such as interest rate swaps, options, and futures to economically hedge certain portions of the portfolio. Non-derivative instruments, such as short positions on U.S. Treasuries, may also be used to economically hedge the portfolio. The Company monitors and actively manages its risk on a daily basis, therefore trading volume can be large.

The Company does not apply hedge accounting to its derivative portfolio held to economically hedge its IRLCs, mortgage loans held for sale and mortgage loans held for investment. As of March 31, 2009, the Company had outstanding contracts with a negative fair value of $113.8 million and outstanding notional of $33.5 billion in place to economically hedge its IRLC, mortgage loans held for sale and mortgage loans held for investment. Included in the hedges on IRLCs, mortgage loans held for sale and mortgage loans held for investment are market value swaps between the Company and GMAC Bank with a fair value of $46.6 million and an outstanding notional of $15.7 billion at March 31, 2009. Under the terms of the market value swaps, GMAC Bank transfers the exposure to changes in fair value of specified pools of assets, in this case IRLCs and mortgage loans held for sale, to the Company. Refer to Note 22 — Related Party.

Mortgage Servicing Rights and Other Retained Interests — The Company’s mortgage servicing rights and retained interests portfolios are generally subject to loss in value when mortgage rates decline. Declining mortgage rates generally result in an increase in refinancing activity, which increases prepayments and results in a decline in the value of MSRs and other retained interests. To mitigate the impact of this risk, the Company maintains a portfolio of financial instruments, primarily derivatives, which increase in value when interest rates decline. The primary objective is to minimize the overall risk of loss in the value of MSR and other retained interest due to the change in fair value caused by interest rate changes and their interrelated impact to prepayments.

The Company uses a multitude of derivative instruments to manage the interest rate risk related to MSRs and other retained interests. These include (but are not limited to) interest rate futures contracts, call or put options on U.S. Treasuries, swaptions, mortgage-backed securities (“MBS”) futures, U.S. Treasury futures, interest rate swaps, interest rate floors and interest rate caps. While the Company does not currently utilize non-derivative instruments (i.e., U.S. Treasuries) to hedge this portfolio, it has previously and may utilize them again in the future. The Company monitors and actively manages its risk on a daily basis, and therefore trading volume can be large.

As of March 31, 2009, the Company had outstanding contracts with a fair value of $826.6 million and outstanding notional of $166.2 billion in place to economically hedge its MSRs and other retained interests. Included in this amount are total return swaps between the Company and GMAC Bank with a fair value liability of $25.2 million and an outstanding notional of $856.4 million at March 31, 2009. Under the terms of the total return swaps, GMAC Bank transfers total economic return of specified pools of mortgage servicing rights owned by GMAC Bank to the Company in exchange for a variable payment based on a fixed spread to LIBOR. Refer to Note 22 — Related Party.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Debt — The Company monitors its mix of fixed and floating rate debt in relation to the interest rate profile of its assets. When it is cost effective to do so, the Company may enter into interest rate swaps to achieve the interest rate composition of its debt portfolio. Typically, the significant terms of the interest rate swaps match the terms of the underlying debt, resulting in an effective conversion of the rate of the related debt. Additionally, as part of the previous on-balance sheet securitizations and/or secured aggregation facilities the Company holds, interest rate swaps or interest rate caps in certain of its consolidated variable interest entities. These swaps or caps were generally required to meet certain rating agency requirements or were required by the facility lender/ provider. The interest rate swaps and/or caps are generally entered into when the debt is issued, accordingly trading volume on this particular derivative portfolio is minimal.

With the exception of a portion of the Company’s senior unsecured notes (discussed further below), the Company has not applied hedge accounting to its derivative portfolio held to mitigate the interest rate risk associated with its debt portfolio. As of March 31, 2009, the Company had outstanding contracts with a negative fair value of $24.8 million and outstanding notional of $5.3 billion in place to economically hedge its debt balances.

In addition to these economic hedges, the Company also holds interest rate swaps that are hedging a portion of its fixed-rate senior unsecured notes. The Company utilizes the interest rate swaps to hedge the fair value of the hedged debt balances. Accordingly, the Company previously elected to designate these as fair value hedges under SFAS No. 133. The fair value hedge designation was made at an individual swap/debt issuance level. At the time of designation, the terms of the swaps matched the terms of the underlying debt. Due to the matching of terms, the Company elected the short-cut treatment under SFAS No. 133, which allowed the Company to assume no hedge ineffectiveness.

In November 2007, the Company initiated a cash tender offer for several of the Company’s debt securities. Also in November and December 2007, GMAC executed a program of open market repurchase (“OMR”) of the Company’s publicly traded debt. As a result of these actions, the notional amount of the interest rate swaps exceeded the amount of the outstanding debt. Accordingly, the Company reduced and re-designated these swaps and discontinued the use of the short-cut method to measure hedge effectiveness on the majority of its fair value hedges.

The Company began assessing whether the re-designated relationships were highly effective by conducting a regression analysis using historical hedge period data and comparing the results to established thresholds. The Company assesses hedge effectiveness employing a statistical-based approach, which must meet established industry thresholds. Hedge ineffectiveness is measured as the difference between the changes in value of the hedged debt and the designated derivatives. These changes are highly correlated, therefore the carrying value of the hedged debt and the related derivative financial instruments are adjusted and the resulting gain or loss is recognized in current period earnings.

In 2008, nearly all the remaining fair value hedging relationships were discontinued as a result of bond exchanges completed by ResCap in June 2008 and by GMAC for ResCap notes, in December 2008. As of March 31, 2009, the Company had outstanding interest rate swaps with a fair value of $23.6 million and outstanding notional of $239.5 million in place as a fair value hedge of $221.8 million (par value) of its outstanding senior unsecured debt. The Company’s carrying value for the fair value hedged debt is $77.2 million as of March 31, 2009, and the Company recognized a loss of $0.6 million of ineffectiveness on the fair value hedges during the first quarter of 2009.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Foreign Currency Risk

The Company has operations outside the United States. The Company’s non-U.S. subsidiaries maintain both assets and liabilities in local currencies; local currencies are deemed to be the functional currencies of these subsidiaries for accounting purposes. Foreign currency exchange rate gains and losses arise when assets or liabilities of the Company or its subsidiaries are denominated in currencies that differ from its functional currency and are revalued into the functional currency. In addition, the Company’s equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in the Company’s other comprehensive income. Foreign currency risk is reviewed as part of the Company’s risk management process. The principal currencies creating foreign exchange risk for the Company are the U.K. Sterling and the Euro.

The Company’s current strategy is to economically hedge foreign currency risk only on ResCap’s assets and liabilities that are denominated in currencies other than the U.S. dollar (“USD”). The principal objective of the foreign currency hedges is to mitigate the earnings volatility specifically created by currency exchange rate gains and losses. The Company holds forward currency contracts to mitigate risk against currency fluctuation in the Euro and U.K. Sterling. The majority of these forwards have been purchased from GMAC. As of March 31, 2009, the Company’s total outstanding forward currency contracts fair value was $48.7 million, of which $46.3 million was held with GMAC. The total outstanding notional related to these contracts was $2.4 billion, of which $643.2 million was held with GMAC.

In addition to derivatives executed as part of the Company’s hedging strategy above, certain of the Company’s variable interest entities in the United Kingdom have foreign currency swaps in place to hedge bonds outside its functional currency (i.e. denominated in the Euro and/or USD). These bonds were issued as part of certain of the Company’s previous on-balance sheet mortgage securitizations. These foreign currency swaps generally were required to achieve particular credit ratings for certain of the securitization bond classes. These currency swaps ultimately mitigate the currency gains/losses recognized by the Company’s U.K. subsidiary on these Euro and USD bonds. As of March 31, 2009, these foreign currency swaps had a fair value of $58.1 million and outstanding notional of $158.1 million.

The Company has not elected to treat any foreign currency swaps as hedges for accounting purposes, principally because the changes in the fair values of the foreign currency swaps are substantially offset by the foreign currency revaluation gains and losses of the underlying assets and liabilities.

Credit Risk

The asset classes exposed to credit risk are the Company’s mortgage loans held for sale, mortgage loans held for investment, retained interests, and to a lesser degree mortgage servicing rights. Generally speaking, the Company has found that it is not cost effective to hedge credit risk with derivative instruments, and accordingly, the Company does not hold derivative instruments to specifically hedge credit risk. The Company does periodically purchase mortgage insurance to manage credit risk on their mortgage related assets. Mortgage loans with an unpaid principal balance of $614.0 million have limited protection through this insurance. Credit losses on mortgage portfolios may be reimbursed for certain governmental guaranteed loans (FHA or VA) or may be covered under certain representation and warranty clauses provided by correspondents or other originators that sell loans to the Company. Additionally, the Company has robust processes and controls in place to monitor, analyze, manage, and mitigate its credit risk.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Accounting Treatment

In accordance with SFAS No. 133, Disclosures about Derivative Instruments and Hedging Activities, all derivative financial instruments, whether designated for hedging relationships or not, are recorded on the consolidated balance sheet as assets or liabilities and carried at fair value. Due to the nature of derivative instruments, they may be in a receivable/asset position or a payable/liability position at the end of an accounting period. Amounts payable to, and receivable from, the same party under contracts may be offset as long as certain conditions are met. This right to offset exists when all of the following conditions are met: each of the two parties owes the other determinable amounts; the reporting counterparty has the right to offset the amount owed with the amount owed by the other party; the reporting party intends to offset; the right of offset is enforceable by law. If the aforementioned conditions are not met, amounts payable to and receivable from the same counterparty are presented on a gross basis. The Company has elected to present derivative instruments, which do not meet all of the four criteria listed above, on a gross basis in the balance sheet.

At inception the Company determines whether a derivative instrument will be part of a qualifying hedge accounting relationship. For each of these relationships, the Company designates the qualifying derivative financial instrument as a hedge of the fair value of a recognized asset or liability (fair value hedge) or a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Company also uses derivative financial instruments that do not qualify for hedge accounting treatment under GAAP. Changes in the fair value of derivative financial instruments that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. For qualifying cash flow hedge relationship, the effective portion of the change in the fair value of the derivative financial instruments is recorded in other comprehensive income, a component of equity, and recognized in the income statement when the hedged cash flows affect earnings. Changes in the fair value of derivative financial instruments held for risk management purposes that do not meet the criteria to qualify for hedge accounting are reported in current period earnings. The ineffective portions of fair value and cash flow hedges are immediately recognized in earnings.

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

The hedge accounting treatment described above is no longer applied if a derivative financial instrument is terminated or the hedge designation is removed. For terminated fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the asset or liability and are recognized into income over the remaining life of the asset or liability. For terminated cash flow hedges, unless it is probable that the forecasted cash flow will not occur within a specified time frame, any changes in fair value of the derivative financial instrument remain in other comprehensive income, a component of equity, and are reclassified into earnings in the period that the hedged asset or liability affects income. As of March 31, 2009, the Company held only limited hedge accounting relationships classified as fair value hedges on fixed rate senior unsecured debt.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Balance Sheet Presentation

The following table summarizes the location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheet. The fair value amounts are presented on a gross basis and are segregated between derivatives that are designated and qualifying as hedging instruments and those that are not and further segregated by type of contract within those two categories.

	March 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Risk Management Derivatives — Designated as Hedging Instruments
Interest rate contracts	Other assets	$23,561	Other liabilities	$—

Total Derivatives Designated as Hedging Instruments		23,561		—
Risk Management Derivatives — Not Designated as Hedging Instruments
Interest rate contracts	Other assets	1,090,889	Other liabilities	423,637
Foreign exchange contracts	Other assets	115,675	Other liabilities	8,862

Total		1,206,564		432,499
Non-risk management derivatives
Mortgage loan commitments(1)	Other assets	21,244	Other liabilities	455

Total Derivatives Not Designated as Hedging Instruments		1,227,808		432,954

Total Derivatives		$1,251,369		$432,954

(1)	Includes commitments to purchase mortgage loans, commitments to originate mortgage loans held for sale, and commitments to sell mortgage loans

Income Statement Presentation

The following table summarizes the location and amount of gains and losses reported in the condensed consolidated statement of income on derivative instruments. Gains and losses are presented separately for derivative instruments designated and qualifying as hedging instruments in fair value hedges and non-designated hedging instruments. The Company currently does not have qualifying cash flow or foreign currency hedges.

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item
		Three Months Ended March 31, 2009		Three Months Ended March 31, 2009
			(In thousands)
Interest rate contracts	Interest Income/(Expense)	$3,193	Interest Income/(Expense)	$(3,796)

Total		$3,193		$(3,796)

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Derivatives Not Designated as Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31, 2009
		(In thousands)
Risk management derivatives
Interest rate contracts:
IRLC & mortgage loan hedges	(Loss) gain on mortgage loans, net	$(86,638)
MSR hedges	Servicing asset valuation and hedge activities, net	(47,570)
Mortgage related securities hedges	(Loss) gain on investment securities, net	(1,169)
Collateralized borrowing hedges	Interest expense	(1,912)

Total interest rate contracts		(137,289)
Foreign exchange contracts	Other expense	56,263
Non-risk management derivatives
Mortgage loan commitments	(Loss) gain on mortgage loans, net	21,321

Total derivatives		$(59,705)

The Company’s derivative portfolios generally are reflected within the operating activities section of the Company’s Consolidated Statement of Cash Flows. Derivative fair value adjustments are captured within the Consolidated Statement of Income line items described in the tables above and accordingly, are generally reflected within the respective line items within the “reconciliation of net income (loss) to net cash provided by operating activities” section of the Consolidated Statement of Cash Flows. The remaining change in derivative portfolio values are generally reflected within the “net change in other assets” or “net change in other liabilities” line items on the Consolidated Statement of Cash Flows.

Collateral Arrangements

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties which owe the Company under the contracts completely fail to perform under the terms of those contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. At March 31, 2009 and December 31, 2008 the market value of derivative financial instruments in an asset or receivable position was $1.3 and $1.6 billion, respectively.

The Company minimizes the credit risk exposure by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines. Additionally, the Company reduces credit risk on the majority of its derivative financial instruments by entering into legally enforceable agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments meet established thresholds. The Company has received cash deposits from counterparties totaling $0.7 and $1.0 billion at March 31, 2009 and December 31, 2008 respectively for derivative positions in an asset position to the Company. The Company has placed cash deposits totaling $277.8

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

million and $149 million at March 31, 2009 and December 31, 2008 respectively, in accounts maintained by counterparties for derivative positions in a liability position to the Company. The cash deposits placed and received are included on the condensed consolidated balance sheet in accounts receivable, other assets and other liabilities, respectively.

The Company is not exposed to credit risk related contingent features in any of its derivative contracts that could be triggered and potentially could expose the Company to future loss.

On March 18, 2009, the Company entered into an ISDA 2002 Master Agreement with GMAC, whereby the Company agreed with GMAC to enter into foreign exchange and interest rate hedging transactions (the “ISDA Agreements”). Also on March 18, 2009, the Company entered into a Master Securities Forward Transaction Agreement (the “Forward Agreement”, and together with the ISDA Agreements, the “Derivative Agreements”) with GMAC whereby the Company agreed to sell certain mortgage backed securities to GMAC from time to time on a forward basis. On the same date, the Company also entered into a Guarantee and Master Netting Agreement with GMAC, whereby the parties agreed to aggregate, net, and set off against GMAC across the following related agreements: (i) the Derivative Agreements, (ii) the GMAC LOC, and (iii) the Loan and Security Agreement dated April 18, 2008 (the “MSR Agreement”) by the Company and GMAC. In connection with these agreements, the Company agreed to cross-collateralize their respective obligations and granted a security interest to GMAC in any cash or other property posted or required to be posted as collateral by the Company to GMAC pursuant to the terms of the above agreements. As of March 31, 2009, the Company had outstanding contracts with a fair value of $39.1 million and outstanding notional of $6.1 billion in place to economically hedge its interest rate sensitive assets and foreign currency risk under the terms of this agreement.

18.	Restructuring Charges

On September 3, 2008, the Company announced additional restructuring initiatives to optimize the mortgage business as the downturn in the credit and mortgage markets persist. In response to these conditions, the Company has enacted a plan to significantly streamline its operations, reduce costs, adjust its lending footprint and refocus the Company’s resources on strategic lending and servicing. In the third and fourth quarters of 2008, the Company recorded $113.6 million of pretax restructuring costs related to this plan, of which $66.5 million was paid or settled as of December 31, 2008. The majority of the remaining restructuring accrual is expected to be paid or settled in 2009.

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

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

The following tables summarize by plan and category the Company’s restructuring charge activity for the three months ended March 31, 2009:

	Liability Balance at January 1, 2009	Restructuring Charges (Reversals) Through March 31, 2009	Cost Paid or Otherwise Settled Through March 31, 2009	Liability Balance at March 31, 2009
	(In thousands)
October 2007 Restructuring Plan:
Employee severance	$9,234	$178	$(5,282)	$4,130
Lease terminations and fixed asset write-offs	19,876	38	(1,357)	18,557

Total October 2007 plan	29,110	216	(6,639)	22,687

September 2008 Restructuring Plan:
Employee severance	17,883	67	(11,046)	6,904
Lease terminations and fixed asset write-offs	29,240	(701)	(458)	28,081

Total September 2008 plan	47,123	(634)	(11,504)	34,985

Total restructuring:
Employee severance	27,117	245	(16,328)	11,034
Lease terminations and fixed asset write-offs	49,116	(663)	(1,815)	46,638

Total	$76,233	$(418)	$(18,143)	$57,672

19.	Managed Assets / Mortgage Loans Serviced

The Company originates, purchases, sells and securitizes residential mortgage loans. Due to current market conditions, the Company typically sells its loans and holds no continuing involvement other than servicing rights. In certain cases, the Company has chosen to hold loans for investment and retain interests in the securitization activities the Company conducts. This continuing involvement through the Company’s loan origination, servicing and investment activities is defined as its managed asset portfolio. Depending on the form of continuing involvement, the associated credit risk, guarantee obligations and commitments differ, as such; the Company has defined its managed asset portfolio into the following categories for purposes of disclosure:

•

Loans owned by the Company, and the Company is the primary servicer. These loans are categorized as mortgage loans held for sale or mortgage loans held for investment. Included in mortgage loans held for investment are on-balance sheet securitization trusts (i.e., secured financings.) The Company’s mortgage loans held for sale and mortgage loans held for investment portfolios are discussed in further detail in Note 3 and Note 5, respectively. As these assets are owned by the Company and/or recorded on the Company’s balance sheet, the primary servicing rights are not recognized separately from the mortgage loan valuation and any associated credit risk is inherent to their valuations.

•

Loans sold to third-party investors where the Company has retained primary servicing. The loans sold to a third-party investor were sold through an off-balance sheet securitization or were sold through a whole-loan or agency sale. Loans sold to a securitization trust are held in a bankruptcy remote special purpose entity. The Company may retain interests in the form of mortgage-backed securities, residual interests, interest-only strips and principal-only strips. Refer to Note 4 for the discussion of the Company’s retained interest and Note 20 for additional discussion of off-balance sheet securitization transactions. In the case of a whole-loan or agency sale, the loans are sold directly to the third-party or government sponsored entities.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

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

•

Loans that have never been and currently are not owned by the Company but for which it acts as sub servicer under contractual agreements with the primary servicer. In the case of sub servicing rights there is no recourse to the Company outside of customary contractual provisions relating to the execution of the services the Company provides.

In many cases the Company acts as primary and master servicer. However, in certain cases, the Company also services:

•

Loans that have been purchased and subsequently sold through a securitization or whole-loan or agency sale whereby the originator retained the primary servicing right and the Company retained the master servicing right.

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

The managed and total serviced assets of the Company are:

	As of March 31, 2009		As of December 31, 2008
	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
	(Dollars in millions)
On-balance sheet mortgage loans:
Held for sale and investment	219,494	$17,243.2	304,200	$27,085.2
Off-balance sheet mortgage loans:
Loans sold to third-party investors:
Securitizations	756,607	103,272.7	790,999	109,841.2
Whole-loan and agency	1,370,636	205,805.2	1,593,773	249,561.6
Purchased servicing rights	116,535	6,838.7	124,536	7,299.5

Total primary serviced loans	2,463,272	333,159.8	2,813,508	393,787.5
Sub serviced loans	421,061	81,784.4	164,938	35,491.4

Total managed loans	2,884,333	414,944.2	2,978,446	429,278.9
Master servicing only loans	89,760	17,495.3	127,907	25,911.0

Total serviced loans	2,974,093	$432,439.5	3,106,353	$455,189.9

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Primary servicing rights represent the Company’s right to service certain mortgage loans originated or purchased and later sold on a servicing-retained basis through securitization activities and whole-loan or agency sales, as well as primary servicing rights the Company purchases from other mortgage industry participants. In connection with its primary servicing activities, the Company makes certain payments of property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual mortgagors. These advances are included in accounts receivable in the condensed consolidated balance sheet and totaled $1.5 billion at March 31, 2009 and December 31, 2008. The potential obligation of the Company is influenced by the product’s performance and credit quality.

Servicing advances receive priority cash flows, including contractual interest, in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate owned property, thus making their collection reasonably assured. The Company maintains an allowance for uncollected primary servicing advances which totaled $23.6 and $12.1 million at March 31, 2009 and December 31, 2008, respectively.

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

	U.S. Mortgage Loan Servicing Portfolio Delinquency
	For The Period Ended
	March 31, 2009		December 31, 2008
	Number of Loans	Dollar Amount of Loans	Number of Loans	Dollar Amount of Loans
	(Dollars in millions)
Total U.S. mortgage loans serviced	2,338,072	$309,556	2,660,716	$365,033

Delinquent:
30 to 59 days	76,566	$10,668	95,930	$13,166
60 to 89 days	35,590	5,456	43,471	6,294
90 days or more	55,999	7,272	50,529	6,438
Foreclosures pending	58,432	12,413	53,249	10,770
Bankruptcies	67,455	7,026	62,785	6,449

Total delinquent loans	294,042	$42,835	305,964	$43,117

Percent of U.S. mortgages loans serviced	12.58%	13.84%	11.50%	11.81%

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

Loan modifications, which the Company is contractually allowed to perform as a primary servicer in compliance with the Company’s servicing agreements, can include any or all of the following; principal

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

forgiveness, maturity extensions, delinquent interest capitalization and changes to contractual interest rates. In addition, as primary servicer, the Company can agree to modifications upon liquidation of a loan, commonly known as short sales where a portion of the outstanding principal of a mortgage loan is forgiven as part of a sale of the underlying property to a third party. The Company participates in a variety of government and agency sponsored programs, as well as internally designed proprietary programs, aimed at homeowners at risk of foreclosure. These programs include Fannie Mae’s “HomeSaver Advance”; “Framework Modification” (aka “Bush Plan”); “GMAC ResCap Preemptive Modification”; and GMAC ResCap’s “Quick Strike Modifications.” In addition, in the first quarter of 2009, the Company began participating in President Obama’s Home Affordable Modification Program (“HMP”) and the Homeowner Affordability and Stability Plan (“HASP”). Each plan has varying qualification criteria for the borrower to meet as well as associated modification options which the Company analyzes to determine the best solution for the borrower. Additionally, the Company has performed periodic foreclosure moratoriums, which are designed to provide borrowers with extra time to sort out their financial difficulties while allowing them to stay in their homes.

The Company also acts as a sub servicer of mortgage loans. As the sub servicer, the Company performs the responsibilities of a primary servicer but does not own the corresponding servicing rights. As of March 31, 2009, the Company acted as sub servicer on 421,061 loans having an aggregate unpaid principal balance of $81.8 billion. The Company receives a fee from the primary servicer for such services. As the sub servicer, the Company would have the same responsibilities of a primary servicer in that it would make certain payments of property taxes and insurance premiums, default and property maintenance, as well as advances of principal and interest payments before collecting them from individual mortgagors. As of March 31, 2009 outstanding servicer advances related to sub serviced loans were $77.0 million and the Company had a reserve for uncollected sub servicer advances of $2.5 million. Servicer advances receive priority cash flows in the event of foreclosure or liquidation thus making collection reasonably assured and the Company’s credit risk is consistent with its exposure as a primary servicer.

Master servicing rights represent the right to service mortgage-backed and mortgage-related asset-backed securities and whole-loan packages sold to investors. The Company is the master servicer for 991,358 loans having an aggregate unpaid principal balance of $128.4 billion as of March 31, 2009. In many cases, the Company acts as master and primary servicer. At March 31, 2009, the Company was the master servicer and was not the primary servicer of 89,760 loans having an aggregate unpaid principal balance of $17.5 billion. When the Company acts as master servicer, it collects mortgage loan payments from primary servicers and distribute those funds to investors in mortgage-backed and mortgage-related asset-backed securities and whole-loan packages. As the master servicer, the Company is required to advance scheduled payments to the trust. To the extent that the primary servicer doesn’t advance the payments, as the master servicer, the Company is responsible for advancing the payment to the trust. In most cases, the Company is required to advance these payments to the point of liquidation of the loan or reimbursement of the trust. The Company had outstanding master servicing advances of $8.1 million as of March 31, 2009. Servicing advances receive priority cash flows, including contractual interest, in the event of foreclosure or liquidation, thus making their collection reasonably assured.

20.	Off-Balance Sheet Securitization Transactions

The Company sells pools of residential mortgage loans through securitization transactions that qualify for off-balance sheet treatment under GAAP. The purpose of these securitizations is to provide a permanent funding and exit for these assets. Due to recent market conditions, the Company has been selling a limited number of loans through non-agency securitization activity. The limited non-agency activity was primarily occurring in the Company’s Canadian subsidiary, ResMor, until the subsidiary was sold to GMAC on January 1, 2009.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

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

Typically, the assets initially transferred into the securitization vehicle are the sole funding source to the investors and various other parties that perform functions/services for the transaction (e.g. servicer, trustee, etc.). In certain transactions, a liquidity provider/facility may exist to provide temporary liquidity to the structure. The liquidity provider generally is reimbursed prior to other parties in subsequent distribution periods. Bond insurance may also exist to cover certain shortfalls to certain investors. In certain domestic securitizations, the servicer is required to advance scheduled principal and interest payments due on the mortgage pool regardless of whether they are received from borrowers (“servicing advances”). The servicer is allowed to reimburse itself for these servicing advances. Lastly, certain securitization transactions may allow for the acquisition of additional loans subsequent to the initial transfer. These loans will generally be funded by principal collections on other loans and/or vis-à-vis the issuance of new interests, such as variable funding notes; the Company is often contractually required to invest in these new interests.

As part of the Company’s securitizations, the Company typically retains servicing rights and other retained interests. Accordingly, the Company’s servicing rights result in continued involvement in the form of servicing the underlying mortgages (primary servicing) and/or servicing the bonds resulting from the securitization transactions (master servicing) through servicing platforms. Under the servicing contracts, the Company is obligated to provide certain advances, including scheduled principal and interest payments on delinquent loans in certain domestic securitizations and is required to fund investor triggered put redemptions in certain international securitizations. The Company receives primary and master servicing fees of up to 650 basis points per annum. Additionally, the Company typically is entitled to other servicing compensation, such as late fees, other ancillary fees, and/or float. See discussion regarding the valuation of servicing rights in Note 16.

The retained interests the Company may receive represent a continuing economic interest in the securitization. Retained interests include (but are not limited to) senior or subordinate mortgage or asset-backed securities, interest-only strips, principal-only strips, and residuals. Certain of these retained interests provide credit enhancement to the securitization structure as they may absorb credit losses or other cash shortfalls in the securitization. Additionally, the securitization documents may require cash flows be directed away from certain of the Company’s retained interests due to specific over-collateralization requirements, which may or may not be performance driven. The value of any interests that continue to be held by the Company take into consideration the features of the securitization transaction and are generally subject to credit, prepayment and/or interest rate risks on the transferred financial assets — see further discussion regarding the valuation of retained interests in

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Note 16. The Company is typically not required to continue retaining these interests. In the past, the Company has sold certain of these retained interests when it best aligns to the economic or strategic plans of the Company.

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

The Company holds certain conditional repurchase options that allow it to repurchase assets from the securitization. The majority of the Company’s securitizations provide the Company (as servicer) with a call option that allows it to purchase the remaining assets (or outstanding notes) once the asset pool reaches a pre-defined minimal level, which represents the point where servicing is burdensome compared to the benefits of servicing (“clean-up call”). The Company (as servicer) is allowed to exercise this option at its discretion at any time after the asset pool size falls below this pre-defined level. The repurchase price for the loans is typically par plus accrued interest. The Company’s policy is to re-recognize assets that can be repurchased under the clean-up call (and the related liability to pay the trust) once notice is provided regarding the Company’s intent to exercise the call. Additionally, the Company may hold other conditional repurchase options that allow for the Company to repurchase the assets if certain events outside the control of the Company are met. The typical conditional repurchase option is a delinquent loan repurchase option, which gives the Company the option to repurchase the loan if it exceeds a certain pre-specified delinquency level (e.g. 90 days). The Company has complete discretion regarding when or if it will exercise these options, but generally the Company will do so when it is in its best interest to do so. In accordance with SFAS No. 140 and EITF 02-9, the Company re-recognizes those assets that can be repurchased under the conditional repurchase option (and any related liability to pay the trust) once the condition has been satisfied; this accounting is applied regardless of whether the Company intends to exercise the call option or not.

Mortgage loans sold into a securitization transaction are de-recognized when they meet the sale requirements of SFAS No. 140. The assets obtained from the securitization are recorded, such as cash proceeds, retained interests and servicing rights. The Company has elected fair value treatment for its existing servicing rights portfolio. The Company’s retained interest portfolio is held for trading and accordingly is carried at fair value with valuation adjustments recorded through current period earnings. Liabilities incurred as part of the transaction, such as for representation and warranties and/or early payment default provisions, are recorded at fair value at the time of sale. Upon the sale of the mortgage loans, a gain or loss on sale is recognized for the difference between the assets/proceeds received/recognized, the assets sold/derecognized, and the liabilities recorded as part of the transaction. For the three months ended March 31, 2009 and 2008, the Company recognized pretax losses of $4.2 and $5.8 million, respectively, on the securitization transactions of residential mortgage loans.

The following summarizes the type and amount of mortgage loans held by securitization trusts in transactions that qualified for off-balance sheet treatment:

	March 31, 2009	December 31, 2008
	(In thousands)
Prime conforming	$300	$298
Prime non-conforming	72,080,088	78,673,047
Prime second-lien	10,315,957	11,454,519
Nonprime	34,210,378	36,107,277

Total off-balance sheet securitized mortgage loans(a)	$116,606,723	$126,235,141

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

(a)	Excludes $1.9 and $1.6 billion at March 31, 2009 and December 31, 2008, respectively, of loans held by securitization trusts that the Company has the option to repurchase per EITF Issue No. 02-9 as they are included in mortgage loans held for sale and investment.

21.	Variable Interest Entities

The following describes the variable interest entities that the Company has consolidated or in which the Company has a significant variable interest as described in FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46R”).

IB Finance — IB Finance remaining non-voting interests were sold to GMAC on January 30, 2009 and accordingly, was deconsolidated by the Company. (See Note 2 — Discontinued Operations for further discussion).

Off-balance Sheet Securitization Trusts — The Company sells pools of residential mortgage loans through securitization transactions that qualify for off-balance sheet treatment. Under SFAS No. 140, these entities are set up as trusts and are considered a qualifying special purpose entity (“QSPE”). The Company does not consolidate these QSPE’s as they are specifically excluded from FIN No. 46R and are not required to be consolidated under SFAS No. 140. The Company’s maximum exposure to loss related to its off-balance sheet asset sales can not be easily quantified, but generally could be viewed as loss equal to the fair value of its continuing involvement assets associated with its off-balance sheet securitization trusts (i.e., mortgage servicing rights, retained interests, and servicing advances) plus its recourse obligations through representation and warranty or early payment default clauses. See Note 20 for further discussion of off-balance sheet securitization transactions.

On-Balance Sheet Securitization Trusts — The Company has certain securitization transactions that are not qualifying special purpose entities and are variable interest entities within the scope of FIN No. 46R. The Company typically holds the first loss position in these securitization transactions and as a result, anticipates absorbing the majority of the expected losses of the variable interest entity. Accordingly, the Company is the primary beneficiary and thus has consolidated these securitization trust entities. The assets of the consolidated securitization trusts totaled $3.4 billion and $3.8 billion at March 31, 2009 and December 31, 2008, respectively. The majority of the assets are included in mortgage loans held for investment in the Company’s condensed consolidated balance sheet. The liabilities of these securitization trust entities totaled $3.5 billion and $3.8 billion at March 31, 2009 and December 31, 2008, respectively. The majority of these liabilities were included in collateralized borrowings in the Company’s condensed consolidated balance sheet.

The nature, purpose, activities, and Company’s forms of continuing involvement with the consolidated securitization trusts are virtually identical to those described for the Company’s off-balance sheet securitization trusts, as described in detail within Note 20. The Company has not provided financial or other support to the consolidated securitization trusts that it was not previously contractually required to provide. The assets of the securitization trusts generally are the sole source of repayment on the securitization trusts liabilities. The creditors of the securitization trusts do not have recourse to the general credit of the Company, with the exception of the customary representation and warranty repurchase provisions and in certain transactions, early payment default provisions.

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

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

The over collateralization and the subordinated loan support the liability balance, and are the primary source of repayment of the entities’ liabilities. Assets can be sold from the facilities so long as the Company supports the minimum cash reserve under the borrowing base should the eligibility/concentration limit of the remaining assets require it. The Company is entitled to excess cash flows generated off the assets beyond those necessary to pay the facility during a particular period and thus holds an economic residual. There are no other forms of support provided to the special purpose entities by the Company beyond the assets (over collateralization and subordinated loan) initially provided to the special purpose entities, and the guarantee provided by the Company of the entities’ performance.

These entities are variable interest entities within the scope of FIN No. 46R. Due to the subordinated loan and the guarantee, the Company anticipates absorbing the majority of the expected losses of the variable interest entity. Accordingly, the Company is the primary beneficiary and thus has consolidated these entities.

The assets of these residential mortgage warehouse entities totaled $880.9 million and liabilities totaled $1.0 billion at March 31, 2009. The majority of the assets and liabilities are included in mortgage loans held for sale or mortgage loans held for investment and other borrowings, respectively, in the Company’s condensed consolidated balance sheet. The creditors of these variable interest entities do not have legal recourse to the general credit of the Company.

Construction and Real Estate Lending — The Company uses special purpose entities to finance construction lending receivables and other Real Estate Owned assets. The special purpose entities purchase and hold the assets through financing obtained from third-party asset-backed commercial paper conduits.

The Company is the primary beneficiary since it absorbs the majority of the losses, and as such, consolidates the entities in accordance with FIN No. 46R. The assets in these entities totaled $999.3 million and $1.2 billion at March 31, 2009 and December 31, 2008, respectively, which were included in lending receivables, net of unearned income, in the Company’s condensed consolidated balance sheet. The liabilities in these entities totaled $415.5 and $557.1 million at March 31, 2009 and December 31, 2008, respectively. The beneficial interest holders of this variable interest entity do not have legal recourse to the general credit of the Company. The Company has not provided non-contractual financial support. All forward commitments to fund receivable obligations previously eligible for financing under this facility were funded by an alternative source creating additional over-collateralization.

The Company invests in certain entities and as such enters into subordinated real estate lending arrangements. These entities are created to develop land and construct properties. Management has determined that the Company does not have the majority of the expected losses or returns, and as such, consolidation is not appropriate under FIN No. 46R. Total assets in these entities were $65.2 million at March 31, 2009, of which $40.6 million represents the Company’s maximum exposure. The Company does not have contractual obligation to provide any type of financial support in the future, nor has the Company provided non-contractual financial support or any type of support to the entity in 2008.

Model Home Financings — GMAC Model Home Finance, LLC was sold to CMH, LLC, an affiliate of both Cerberus Capital Management, L.P. and GMAC Model Home Finance I, (GMAC MHF 1), a wholly-owned subsidiary of RFC, LLC. Cerberus Capital Management also agreed to loan $230 million to CMH, LLC (a 5-year term loan) at 15% interest and has committed to lend an additional $10 million as a revolver if needed, of a 5-year term and 15% rate. Cerberus contributed $10,000 of Class A Senior Preferred Capital into the Company, GMAC MHF 1 was given $227 million in Class B Junior Preferred Capital in exchange for the approximately $480 million in assets.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

The Cerberus term loan and interest due is repaid out of the dispositions of the models after repayment in full including all accrued interest, distributable cash is made as follows: first to the Class A senior preferred member all unreturned preferred capital, including a preferred return equal to 20 percent of total cash outlay less the aggregate amount of interest payments made; second to the Class B junior preferred member all unreturned preferred capital including a preferred return equal to 20 percent of the initial Class B capital account; third to the Class B member until all reimbursable costs have been returned; and fourth to the Common unit member (Cerberus).

As of March 31, 2009, Cerberus was repaid in full under the term loan and was paid their preferred return on Class A Senior Preferred Capital.

The Company holds all the remaining interests in CMH, LLC and accordingly is the primary beneficiary and consolidates the entities in accordance with FIN No. 46R. The assets in CMH, LLC totaled $131.3 million at March 31, 2009, which were included in residential real estate and other assets in the Company’s condensed consolidated balance sheet. The liabilities in CMH, LLC totaled $2.2 million at March 31, 2009, which where classified as other borrowings and other liabilities on the Company’s condensed consolidated balance sheet. The Company does not have contractual obligation to provide any type of financial support in the future, nor has the Company provided non-contractual financial support or any type of support to the entity in 2008 or 2009.

The Company continues to service, account for, market and sell the assets, without a servicing fee. However, it does receive reimbursement of expenses directly related to the assets such as property taxes and other direct out-of-pocket expenses the Company incurs. This VIE does not conduct new business and therefore no new assets have transferred into CMH, LLC.

Servicing Funding — In order to assist in the financing of the Company’s servicing advance receivables, the Company formed a special purpose entity that issues term notes to third party investors that are collateralized by servicing advance receivables. These servicing advance receivables are transferred to the SPE and consist of delinquent principal and interest advances made by the Company, as servicer, to various investors, property taxes and insurance premiums advanced to taxing authorities and insurance companies on behalf of borrowers, and amounts advanced for mortgages in foreclosure. The SPE funds the purchase of the receivables from financing obtained from the third-party investors, as well as a subordinated loan and/or an equity contribution from the Company. Management has determined that the Company is the primary beneficiary of the SPE, and as such, consolidates the entity in accordance with FIN No. 46R. The assets of this entity totaled $1.1 billion at March 31, 2009, which are included in accounts receivable on the condensed consolidated balance sheet. The liabilities of this entity totaled $1.2 billion at March 31, 2009, consisting of $700 million in third-party term notes which are included within other borrowings on the condensed consolidated balance sheet, and $481.3 million in affiliate payables to the Company which are eliminated in consolidation. The Company’s maximum exposure related to this entity is $435.3 million as of March 31, 2009. The beneficial interest holder of this variable interest entity does not have legal recourse to the general credit of the Company. The Company does not have a contractual obligation to provide any type of financial support in the future, nor has the Company provided non-contractual financial support to the entity in the first quarter of 2009.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

22.	Related Party Transactions

A summary of the balance sheet effect and related interest of transactions with GMAC, Cerberus, GM, and affiliated companies follows:

	Principal Outstanding as of		Interest for the Three Months Ended March 31,
	March 31, 2009	December 31, 2008	2009	2008
	(In thousands)
Borrowings:
GMAC senior secured credit facility	$2,169,833	$2,355,949	$18,413	$—
GMAC secured MSR facility	240,092	240,093	1,204	—
GMAC advance for ResMor sale	—	67,279	—	—
GMAC Resort Finance facility	—	—	—	4,377
Cerberus model home term loan	—	7,583	286	—
Deposit liabilities at GMAC Bank — Automotive Division	—	442,800	1,800	5,017
Receivables:
Warehousing lending receivable	$—	$—	$—	$2,255
Short-term receivables from unconsolidated affiliates	121,962	2,652	1	—

A summary of the income statement effect and related interest of transactions with GMAC, Cerberus, GM, and affiliated companies follows:

	Fees and Revenues for the Three Months Ended March 31,
Fees Paid and Revenue Earned:	2009	2008
	(In thousands)
Management fees paid to GMAC(a)	$62,385	$15,314

Total fees paid	$62,385	$15,314

Global relocation services provided to GM/GMAC employees(b)	$—	$2,591
Mortgage related services provided to GM/GMAC employees(b)	—	511

Total revenue earned	$—	$3,102

(a)	Includes finance, information technology, communication, corporate marketing, procurement, and services related to facilities.

(b)	During the fourth quarter of 2008, the Company sold its GMAC Home Services unit to an unrelated party.

On June 4, 2008, Residential Funding Company, LLC (“RFC”) and GMAC Mortgage, LLC (“GMAC Mortgage”), each subsidiaries of the Company, entered into an agreement with GMAC, pursuant to which GMAC is providing to RFC and GMAC Mortgage a senior secured credit facility (the “Facility”) with a principal amount of up to $3.5 billion (the “Facility Limit”). The proceeds of the Facility were used to repay existing indebtedness of the Company on or prior to its maturity, to acquire certain assets, and for other working capital purposes. Under the Facility, GMAC agreed to make revolving loans to RFC and GMAC Mortgage. The aggregate outstanding principal

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

under the Facility at any time may not exceed the lesser of the Facility Limit and the allowable borrowing base as determined in accordance with the terms of the Facility. Advances bear interest at a floating rate equal to one-month LIBOR plus 2.75%. The Facility expires on May 1, 2010. In addition, the Company has amortized $1.3 million of deferred debt issuance costs during the three months ended March 31, 2009 related to the Facility and has $5.6 million of these deferred costs remaining on its balance sheet as of March 31, 2009.

On March 31, 2009, GMAC forgave a portion of the Company’s outstanding secured and unsecured notes held by GMAC, which resulted in a gain on forgiveness of debt and capital contribution. The Company recorded capital contribution of $263.3 million and a gain of $389.5 million on extinguishment of debt.

On January 30, 2009, GMAC acquired 100% of ResCap’s remaining non-voting common interests in IB Finance Holding Company, LLC (“IB Finance”), with common interests attributable to the mortgage finance operations of GMAC Bank. In exchange for the Company’s interests in IB Finance, GMAC contributed to ResCap 8.500% Senior Secured Guaranteed Notes due 2010 that GMAC acquired in its December 2008 exchange offer with a face amount of $830.5 million plus accrued interest and a carrying value of approximately $894.3 million. The forgiveness and extinguishment of the debt resulted in a gain on extinguishment of $510.9 million and additional consideration for the non-voting interests of $383.4 million.

On April 18, 2008, RFC and GMAC Mortgage entered into, and subsequently amended a Secured MSR Facility with GMAC to fund mortgage servicing rights. On March 18, 2009, the MSR Facility was extended to June 30, 2009.

On January 1, 2009, GMAC Residential Funding of Canada Limited (“RFOC”) completed the sale of ResMor Trust Company (“ResMor Trust”) to GMAC for 82 million CAD ($67 million). As previously disclosed GMAC entered into an agreement on November 20, 2008 to purchase ResMor Trust from RFOC and advanced the funds to RFOC. The outstanding advance of $67.0 million was settled as consideration given for the completed sale.

On February 21, 2008, RFC entered into a secured Credit Agreement (the “Resort Finance Facility”) with GMAC, as a lender and as agent, to provide RFC with a revolving credit facility with a principal amount of up to $750.0 million. As part of the sale of the Resort Finance business to GMAC Commercial Finance, LLC (“GMACCF”) in the third quarter of 2008, the Resort Finance Facility was paid in full.

On June 17, 2008, the Company and GMACCF, a subsidiary of GMAC, agreed to enter into a Receivables Factoring Facility (the “Receivables Facility”), whereby GMACCF agreed to purchase certain mortgage servicing advances. The servicing advances are part of the primary collateral securing the GMAC senior secured credit facility and the New Notes. The proceeds from the Receivables Facility were reinvested in additional servicing advances that became primary collateral. The agreement provides for the purchase of receivables that satisfy certain eligibility requirements multiplied by a purchase price rate of 85%. The maximum outstanding receivables at any point in time less the 15% discount, can not exceed $600 million. For the three months ended March 31, 2009, GMACCF purchased $37.9 million face amount of receivables, resulting in a loss of $5.7 million for the Company. The Receivables Facility will mature on June 16, 2009.

In June 2008, Cerberus Capital Management, L.P. or its designee(s) (“Cerberus”) purchased certain assets of the Company with a carrying value of approximately $479 million for consideration consisting of $230 million in cash and a Series B junior preferred membership interest in a newly-formed entity, CMH Holdings, LLC (“CMH”), which is not a subsidiary of the Company and the managing member of which is an affiliate of Cerberus. CMH purchased from the Company model home and lot option assets. CMH is consolidated into Residential Capital, LLC under FIN No. 46R as the Company remains the primary beneficiary. In conjunction

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

with this agreement, Cerberus extended a term loan of $230 million with a guaranteed overall return of $46 million, which was fully paid as of March 31, 2009. The agreement also included revolving loans to CMH with a maximum limit of $10 million that if used would bear interest at 15%. Any borrowings under the revolving loan facility would be secured by a pledge of all of the assets of CMH and would mature on June 30, 2013.

On November 20, 2008 GMAC entered into a $430 million loan agreement (the “GMAC LOC”) between GMAC and Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC as a source of contingency funding for ResCap and its subsidiaries. As of March 31, 2009, the GMAC LOC did not have any debt outstanding. On March 18, 2009, the loan agreement was extended through June 30, 2009.

On March 18, 2009, the Company entered into an ISDA 2002 Master Agreement with GMAC, whereby the Company agreed with GMAC to enter into foreign exchange and interest rate hedging transactions (the “ISDA Agreements”). Also on March 18, 2009, the Company entered into a Master Securities Forward Transaction Agreement (the “Forward Agreement”, and together with the ISDA Agreements, the “Derivative Agreements”) with GMAC whereby the Company agreed to sell certain mortgage backed securities to GMAC from time to time on a forward basis. On the same date, the Company also entered into a Guarantee and Master Netting Agreement with GMAC, whereby the parties agreed to aggregate, net, and set off against GMAC across the following related agreements: (i) the Derivative Agreements, (ii) the GMAC LOC, and (iii) the Loan and Security Agreement dated April 18, 2008 (the “MSR Agreement”) by the Company and GMAC. In connection with these agreements, the Company agreed to cross-collateralize their respective obligations and granted a security interest to GMAC in any cash or other property posted or required to be posted as collateral by the Company to GMAC pursuant to the terms of the above agreements. The amount of collateral posted as of March 31, 2009 was $31.7 million. The Company had outstanding forwards, TBA’s and swaptions with GMAC at March 31, 2009. The outstanding asset value of these derivatives was $47.2 million and the liability value was $8.0 million on March 31, 2009. The Company recognized a gain of $26.3 million during the three months ended March 31, 2009.

Transactions with GMAC Bank:

Following are descriptions of the most substantive affiliate agreements existing as of March 31, 2009 between GMAC Bank and the Company. In connection with the sale of the Company’s non-voting interests in IB Finance, and its subsidiary GMAC Bank, to GMAC on January 30, 2009, all of the existing agreements between GMAC Bank and the Company, including those described below, are under review by both parties.

Under the terms of a master mortgage loan purchase and sale agreement (“MMLPSA”) with GMAC Bank, the Company purchases first and second lien mortgage loans held for sale and residential construction and lot loans from GMAC Bank. The Company sells and delivers such mortgage loans into the secondary market through securitizations and whole-loan sales. The MMLPSA has no mandatory expiration date and can be terminated on 30 days notice by GMAC Bank. For the three months ended March 31, 2009, the Company purchased loans with an unpaid principal balance of $8.6 billion under the MMLPSA. Under the MMLPSA, the Company purchases loans from GMAC Bank at amortized cost and recognizes gains or losses on the sale of mortgage loans as they are sold by the Company into the secondary market.

Loans purchased by the Company pursuant to the MMLPSA include mortgage loans originated by third parties in addition to mortgage loans originated by the Company and sold to GMAC Bank pursuant to a loan sale agreement (the “client agreement”). For the three months ended March 31, 2009, the Company sold loans with an unpaid principal balance of $377.3 million to GMAC Bank under client agreement.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

GMAC Bank generally sells loans to the Company under the MMLPSA servicing retained whereby GMAC Bank retains the mortgage servicing rights and designates the Company as sub servicer, pursuant to a servicing agreement between GMAC Bank and the Company. The Company acts as sub servicer for loans and mortgage servicing rights owned by GMAC Bank with an unpaid principal balance of $49.7 billion at March 31, 2009 and earned $4.0 million in service fee income for the three months ended. Servicing advances of $20.1 million were recorded by the Company at March 31, 2009 related to sub-servicing activity on behalf of GMAC Bank.

The Company assumes all of the customary representation and warranty obligations for loans purchased from GMAC Bank which are subsequently sold into the secondary market. To the extent these loans were originated by third parties and sold to the Company under the MMLPSA, the Company pursues recovery of losses from third parties under breach of customary representation and warranties. Pursuant to the client agreement, the Company also provides certain representations and warranties and indemnifications to GMAC Bank with respect to loan transactions. For loans that are not eligible to be sold to the agencies that reach certain delinquency thresholds, or which are otherwise in breach of sale representations and warranties contained in the client agreement, the Company repurchases loans from GMAC Bank at their amortized cost.

In the first quarter of 2008, GMAC Bank purchased a portfolio of second lien home equity loans from the Company with an unpaid principal balance of $243.2 million. The Company provided an indemnification to GMAC Bank whereby the Company will reimburse GMAC Bank at such time as any of the loans covered by this agreement are charged-off, typically when the loan becomes 180 days delinquent. At March 31, 2009 the Company had recorded a liability of $5.9 million related to this obligation and incurred provision for loan losses of $2.1 million during the three months ended.

Under the terms of a broker agreement (the “broker agreement”), the Company acts in a broker capacity and provides loan processing services to GMAC Bank to support its origination and purchase of loans as well as loan closing services. The broker agreement has no mandatory expiration date and can be terminated by either party on 30 days notice. Under the terms of the broker agreement, loans meeting the underwriting standards of GMAC Bank are originated by GMAC Bank while loans not meeting those standards may be originated by the Company and sold directly into the secondary market. The Company also provides certain representations and warranties and indemnifications to GMAC Bank with respect to brokered loans. The Company recorded broker fee income of $11.0 million for these services for the three months ended March 31, 2009.

The Company is counterparty to total return swap agreements (the “MSR swaps”) with GMAC Bank, which automatically renew for a one year term on August 31, 2009 unless notice to terminate is delivered by GMAC Bank at least 120 days prior to the renewal date. On May 1, 2009 these agreements were amended to change the notice of termination to 90 days, effective immediately. The MSR swaps transfer the total economic return of a specified pool of mortgage servicing rights owned by GMAC Bank to the Company in exchange for a variable payment based upon a fixed spread to LIBOR. For the three months ended March 31, 2009, the Company recognized a $3.3 million loss on the MSR swaps. At March 31, 2009 the fair value of the MSR swaps were a fair value receivable of $43.1 and a fair value liability of $68.3 million. The Company hedges its exposure to the MSR swaps consistent with the hedging of its own mortgage servicing rights.

The Company is also counterparty to a fair market value swap (the “fair value swap”) of specified pools of GMAC Bank’s mortgage loans held for sale (the “mortgage loans held for sale swap”) and interest rate lock commitments (the “pipeline swap”). The fair value swap transfers the exposure to changes in fair value of specified pools of GMAC Bank’s mortgage loans held for sale and interest rate lock commitments to the Company. The fair value swap automatically renews for a one year term on July 1, 2010 unless notice to terminate is delivered by GMAC Bank at least 120 days prior to the renewal date. As of March 31, 2009, the Company recognized a gain of $191.1 million on the fair value swap. The fair value of the mortgage loans held

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

for sale swap and pipeline swap was a fair value receivable of $85.4 million and fair value liability of $38.8 million at March 31, 2009, respectively. The Company hedges its exposure to the fair market value swap consistent with the hedging of its own mortgage loans held for sale and interest rate lock commitments. The pipeline swap was amended on April 6, 2009 to exclude interest rate lock commitments for loans designated as held for investment.

The Company provides a wide range of administrative services, including human resources, legal, treasury, risk, capital markets, finance and accounting, tax, internal audit, and information technology support to GMAC Bank under an administrative services agreement. No fees were collected during the three months ended March 31, 2009 for these services. The Company also recognized $1.8 million custodial fee expense during the three months ended March 31, 2009. The Company contracts with GMAC Bank to provide document custody services including, certifications, releases, reinstatements and file maintenance.

The Company has $114.9 million of cash collateral on deposit with GMAC Bank, primarily related to affiliate transactions. During the three months ended March 31, 2009, the Company recognized income of $0.5 million from this deposit.

The Company deposits escrow funds for taxes and insurance collected from borrowers as part of its servicing activities in non-interest bearing accounts with GMAC Bank. At March 31, 2009, $1.9 billion in escrow funds were on deposit with GMAC Bank.

23.	Segment Information

Effective for the quarter ended June 30, 2008, based on changes in the management structure, the Principal Investment Activity business, previously reported as part of the Residential Financial Group segment, is now being consolidated into the Company’s Corporate and Other segment. As a result of this change, prior period financial data has been changed to reflect current period presentation.

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

The Company has four reportable operating business segments: Residential Finance Group, Business Capital Group, International Business Group and Corporate and Other. The operating segments results have been prepared using a management approach, which is substantially consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting the operating decision-making process. The discontinued operations presented in the tables below include GMAC Bank, which was sold to GMAC on January 30, 2009 (see Note 2). The mortgage banking division of GMAC Bank was included in the Residential Finance Group and the automotive banking division was included in Corporate and Other.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Financial results for the Company’s reportable operating segments were as follows:

Three Months Ended March 31, 2009	Residential Finance Group	Business Capital Group	International Business Group	Corporate and Other	Eliminations	Consolidated
	(In thousands)
Net financing revenue	$(9,655)	$(8,914)	$(5,349)	$31,671	$—	$7,753
Other revenue	178,345	(57,989)	(2,579)	855,479	—	973,256

Total net revenue	168,690	(66,903)	(7,928)	887,150	—	981,009
Provision for loan losses	(77,087)	(129,349)	(96,454)	(71,156)	—	(374,046)
Total non-interest expense	(473,960)	(27,427)	(49,718)	(18,080)	—	(569,185)

(Loss) income from continuing operations before income tax (benefit) expense	(382,357)	(223,679)	(154,100)	797,914	—	37,778
Income tax (benefit) expense	(19,336)	—	(964)	1,629	—	(18,671)

(Loss) income from continuing operations	(363,021)	(223,679)	(153,136)	796,285	—	56,449

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(91,046)	—	—	5,454	—	(85,592)
Income tax (benefit) expense	(34,826)	—	—	2,024	—	(32,802)

(Loss) income from discontinued operations	(56,220)	—	—	3,430	—	(52,790)

Net (loss) income	(419,241)	(223,679)	(153,136)	799,715	—	3,659
Less: Net income from discontinued operations attributable to the noncontrolling interest	—	—	—	3,430	—	3,430

Net (loss) income attributable to Residential Capital, LLC	$(419,241)	$(223,679)	$(153,136)	$796,285	$—	$229

Total assets	$12,177,868	$1,601,052	$5,902,570	$12,100,186	$(8,684,250)	$23,097,426

Net interest (expense) income from other segments	$(58,998)	$(13,270)	$(46,034)	$118,302	$—	$—

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Three Months Ended March 31, 2008	Residential Finance Group	Business Capital Group	International Business Group	Corporate and Other	Eliminations	Consolidated
	(In thousands)
Net financing revenue	$(20,111)	$(12,718)	$(14,927)	$(17,553)	$—	$(65,309)
Other revenue	679,581	(87,600)	(810,519)	150,651	—	(67,887)

Total net revenue	659,470	(100,318)	(825,446)	133,098	—	(133,196)
Provision for loan losses	(64,048)	(2,949)	(39,630)	(138,593)	—	(245,220)
Total non-interest expense	(380,661)	(20,763)	(131,643)	(29,748)	—	(562,815)

Income (loss) from continuing operations before income tax expense (benefit)	214,761	(124,030)	(996,719)	(35,243)	—	(941,231)
Income tax expense (benefit)	8,879	(151)	(61,090)	(1,744)	—	(54,106)

Income (loss) from continuing operations	205,882	(123,879)	(935,629)	(33,499)	—	(887,125)

Discontinued operations:
Income from discontinued operations before income taxes	36,129	—	—	56,111	—	92,240
Income tax expense	8,094	—	—	17,830	—	25,924

Income from discontinued operations	28,035	—	—	38,281	—	66,316

Net income (loss)	233,917	(123,879)	(935,629)	4,782	—	(820,809)
Less: Net income from discontinued operations attributable to the noncontrolling interest	—	—	—	38,281	—	38,281

Net income (loss) attributable to Residential Capital, LLC	$233,917	$(123,879)	$(935,629)	$(33,499)	$—	$(859,090)

Total assets	$43,380,062	$5,214,349	$18,464,916	$35,407,274	$(21,124,955)	$81,341,646

Net interest (expense) income from other segments	$(117,416)	$(56,058)	$(90,987)	$264,461	$—	$—

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

24.	Regulatory Matters

Certain subsidiaries of the Company associated with the Company’s mortgage and real estate operations are required to maintain certain regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state and foreign agencies that could have a material effect on the Company’s results of operations and financial condition. These entities were in compliance with these requirements as of March 31, 2009.

Certain of the Company’s foreign subsidiaries operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions, including Financial Service Authority (FSA) requirements. These regulatory restrictions, among other things, require that the Company’s subsidiaries meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. As of March 31, 2009, compliance with these various regulations has not had a material adverse effect on the Company’s consolidated balance sheet, statement of income or cash flows.

25.	Subsequent Events

On March 31, 2009, the Company entered into a Membership Interest and Share Purchase Agreement with GMAC, whereby the Company agreed to sell to GMAC (i) all of the outstanding membership interests (the “RFS Interests”) in Residential Funding Securities, LLC, a Delaware limited liability company and SEC-registered broker-dealer (“RFS”) and (ii) all of the outstanding share capital (the “RFCIL Interests”) of RFC Investments Limited (“RFCIL”), for an aggregate consideration of $43.7 million and $17.0 million in cash, respectively. The transaction closed on May 1, 2009 and in each case, the selling price is subject to adjustment to account for any change (positive or negative) in net book value of the respective entities between March 1, 2009 and the closing date. RFCIL owns all of the outstanding share capital of RFSC International Limited, a broker-dealer registered with the Financial Services Authority in the United Kingdom (“RFSC”). RFCIL and RFSC are private companies limited by shares incorporated in England and Wales. In addition, on April 30, 2009, with respect to the RFS Interests, GMAC paid to the Company an amount equal to all of the outstanding principal due and payable under the existing $50.0 million subordinated loan between the Company and RFS.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Beginning in 2007 and continuing through the first three months of 2009, the mortgage and capital markets have experienced severe stress due to credit concerns and housing market contractions in the United States and foreign markets in which we operate, predominantly in the United Kingdom and Continental Europe, and to the residential homebuilders domestically. It is probable the mortgage industry will continue to experience declining total mortgage indebtedness due to the deterioration of the nonprime and non-conforming mortgage market. We do not expect the current market conditions to turn favorable in the near term. The market deterioration has resulted in rating agency downgrades of asset-backed and mortgage-backed securities which in turn has led to fewer sources of, and significantly reduced levels of, liquidity available to finance our operations.

Our strategic initiatives have focused on refinancing our debt, reducing our balance sheet and lowering our operating costs. Comprehensive debt refinancing actions taken in 2008 were made to address liquidity and capital requirements within the current market conditions and align our operations for longer-term profitability. We have limited our loan production to agency eligible products to reduce our exposure to current market conditions. We continue to originate loans through our direct lending networks and through purchases from GMAC Bank.

We remain heavily dependent on our parent and affiliates for funding and capital support and there can be no assurance that our parent or affiliates will continue such actions. In light of our liquidity and capital needs, combined with volatile conditions in the marketplace, there is substantial doubt about our ability to continue as a going concern. Should our parent no longer continue to support our capital or liquidity needs or should we be unable to successfully execute other initiatives, it would have a material adverse effect on our business, results of operations and financial position.

We conduct our operations and manage and report our financial information primarily through four operating business segments. The following tables summarize the continuing operations of each of these business segments for the periods ended March 31, 2009 and 2008. Results of continuing operations for each of these business segments are more fully described in the sections that follow.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net revenue from continuing operations
Residential Finance Group	$168,690	$659,470
Business Capital Group	(66,903)	(100,318)
International Business Group	(7,928)	(825,446)
Corporate and Other	887,150	133,098

Total	$981,009	$(133,196)

Net (loss) income from continuing operations
Residential Finance Group	$(363,021)	$205,882
Business Capital Group	(223,679)	(123,879)
International Business Group	(153,136)	(935,629)
Corporate and Other	796,285	(33,499)

Total	$56,449	$(887,125)

•

Residential Finance Group.    Our Residential Finance Group originates, purchases, sells, securitizes and services residential mortgage loans in the United States. In the first quarter of 2009, our non-voting interest in GMAC Bank was sold and subsequently deconsolidated, and is no longer included in the continuing operations of the Residential Financial Group. As part of the restructuring plan announced in the third quarter of 2008, we closed our retail and wholesale channels in September 2008. The segment continues to originate mortgage loans through our direct lending centers and purchase mortgage loans from GMAC Bank. Subsequent to the sale of our non-voting interest in GMAC Bank, we no longer engage in warehouse lending activities. Loans are primarily agency eligible or government loans. Prime credit quality loans that are produced in conformity with the underwriting guidelines of Fannie Mae, Freddie Mac and Ginnie Mae are generally sold to one of these government-sponsored enterprises in the form of agency guaranteed securitizations. We have sold GMAC Home Services real estate brokerage and relocation businesses in the fourth quarter of 2008.

•

Business Capital Group.    Our Business Capital Group provides financing and equity capital to residential land developers and homebuilders. Due to current market conditions, the origination activities of this business are substantially contracting the scope of its operations.

•

International Business Group.    Our International Business Group includes substantially all of our operations outside of the United States. The mortgage loan production in the countries in which we operate have been suspended due to current market conditions. We no longer originate mortgages in Canada due to the sale of ResMor.

•

Corporate and Other.    Our Corporate and Other Group primarily consists of the Principal Investment Activity (“PIA”) business and corporate holding company activities, including our debt issuances. The PIA business was reported as part of the Residential Finance Group segment prior to the second quarter of 2008. The PIA business operations primarily represent the loan portfolio management of our purchased distressed asset portfolio as well as certain other nonperforming assets. This business terminated its strategy to purchase distressed assets and its existing portfolio is being managed into run-off. Corporate and Other generated net income in the first quarter of 2009 as a result of $900.3 million in gain from extinguishment of debt. In the first quarter of 2009, GMAC Bank was sold to GMAC and subsequently deconsolidated, and the automotive division of GMAC Bank is no longer included in the continuing operations of the Corporate and Other group.

Fair Value Measurement

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

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and internal valuation models to estimate fair value measurements. At March 31, 2009, approximately 31% of total assets, or $7.3 billion, consisted of financial instruments recorded at fair value. Approximately 24% of total assets and 75% of the assets reported at fair value were valued using Level 3 inputs. At March 31, 2009, approximately 10% of total liabilities, or $2.1 billion, consisted of financial instruments recorded at fair value. Approximately 8% of total liabilities and 86% of the liabilities reported at fair value were valued using Level 3 inputs. See Note 16 to the Condensed Consolidated Financial Statements for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.

A significant portion of our assets and liabilities are at fair value and therefore our consolidated balance sheet and income statement are significantly impacted by fluctuations in market prices. While we execute various hedging strategies to mitigate our exposure to changes in fair value, we cannot fully eliminate our exposure to volatility caused by fluctuations in market prices. In 2009 and throughout 2008, the credit markets across the globe have experienced severe dislocation. Market demand for asset-backed securities, and those backed by mortgage assets in particular, has significantly contracted and in many markets, has virtually disappeared. Further, market demand by whole-loan purchasers has also contracted. These unprecedented market conditions have adversely impacted us, as well as our competitors. As the market conditions continue, our assets and liabilities are subject to valuation adjustment as well as changes in the inputs we utilize to measure fair value.

For the three months ended March 31, 2009, certain changes in the fair value of our assets and liabilities have been included in our financial results. Due to the nature of our mortgage banking operations and current market conditions, a large percentage of fair valued assets or liabilities were valued at Level 3. As of March 31, 2009, there has been a significant decrease to our Level 3 assets of 30%, or $2.3 billion compared to December 31, 2008. In addition to the sale and deconsolidation of GMAC Bank, we have experienced declines in the fair value of our mortgage loans held for sale as a result of further deterioration in the mortgage market and underlying collateral valuations, resulting in significant valuation losses materially impacting our financial results. At the same time, our mortgage loans held for investment and debt held in our on-balance sheet securitizations, in which we elected the fair value option under SFAS No. 159 experienced offsetting valuation declines. As the mortgage loan held for investment asset declines in value, resulting in losses, the securitized debt declines, resulting in offsetting valuation gains. For the three months ended March 31, 2009, the decrease was due to negative mortgage servicing valuations reflected by reduced cash flows and increased prepayment assumptions as a result of lower market interest rates in the first quarter of 2009. In addition, the hedge performance was significantly less favorable for the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to changes in the spreads between our servicing assets and the derivative instruments we use to manage the interest rate risk associated with those assets. Our ability to fully hedge interest rate risk was restricted in the latter half of 2008 and during the three months ended March 31, 2009, by the limited availability of willing counterparties to enter into forward arrangements. The decrease in the fair value of trading securities for the quarter ended March 31, 2009 was substantially attributable to the decline in the fair value of residual interests that continue to be held by us through our off-balance sheet securitizations and the sale and deconsolidation of ResMor Trust.

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

Results of Operations

Consolidated Results

Our net income from continuing operations was $56.4 million for the three months ended March 31, 2009, compared to a net loss of $887.1 million for the same period in 2008. The results of the mortgage and automotive divisions of GMAC Bank are presented as discontinued operations in the Company’s Condensed Consolidated Statements of Income and are excluded from this discussion. Our 2009 results were primarily driven by initiatives undertaken in our core lending activities and gains recognized on the extinguishment of our debt. However, the first quarter of 2009 continued to be adversely affected by conditions in the United States housing markets and the foreign mortgage and capital markets in which we operate.

These adverse conditions resulted in low net interest margins, servicing asset valuation losses, higher provision for loan losses, lower loan production and increased reserves related to our assets sold with recourse. As these market conditions persist, these unfavorable impacts on our results of operations may continue. Offsetting these negative impacts were cost reductions resulting from our restructuring efforts in late 2007 and 2008 and debt forgiveness from our parent.

Our mortgage loan production was $9.5 billion for the three months ended March 31, 2009, compared to $20.9 billion in the same period in 2008. Our domestic loan production decreased $9.2 billion, or 49.1%, and international loan production decreased $2.2 billion, or 99.2%, compared to the same period in 2008. The decrease in our domestic loan production resulted from stricter mortgage underwriting guidelines in response to market conditions and a shift in our business model to only originate loans supported by government sponsored programs and other liquid exit channels resulting in the closure of our retail and wholesale channels in September 2008. We intend to continue to provide certain services, agency sales and other functions to GMAC Bank. The timing of the loan activity between GMAC Bank and us will drive our production activity. Our international loan production decreased significantly as a result of our decision to cease loan origination activities in all international markets. All international loan production in 2009 relates to fulfilling existing origination commitments.

The following table summarizes our domestic loan production by product type:

	U.S. Mortgage Loan Production by Type
	Three Months Ended March 31,
	2009		2008
	No. of Loans	Dollar Amount of Loans	No. of Loans	Dollar Amount of Loans
	(Dollars in millions)
Prime conforming	26,748	$6,181.1	70,221	$15,438.2
Prime non-conforming	9	4.5	1,848	848.6
Prime second-lien	2	0.4	5,864	442.5
Government	17,318	3,334.7	12,315	1,975.7
Nonprime	—	—	13	3.1

Total U.S. production	44,077	$9,520.7	90,261	$18,708.1

The following table summarizes our domestic mortgage loan production by purpose and interest rate type:

	For the Three Months Ended March 31,
	2009	2008
	(In millions)
Purpose:
Purchase	$1,915.5	$4,549.3
Non-purchase	7,605.2	14,158.8

	$9,520.7	$18,708.1

Interest rate type:
Fixed rate	$9,506.5	$16,796.8
Adjustable rate	14.2	1,911.3

	$9,520.7	$18,708.1

The following summarizes our domestic mortgage loan production by channel:

	U.S. Mortgage Loan Production by Channel
	Three Months Ended March 31,
	2009		2008
	No. of Loans	Dollar Amount of Loans	No. of Loans	Dollar Amount of Loans
	(Dollars in millions)
Retail branches	753	$129.8	15,588	$2,907.4
Direct lending (other than retail branches)	2,105	395.9	12,359	2,191.7
Mortgage brokers	14	3.4	13,331	2,776.0
Correspondent lenders and secondary market purchases	41,205	8,991.6	48,983	10,833.0

Total U.S. production	44,077	$9,520.7	90,261	$18,708.1

The following table summarizes our international mortgage loan production:

	International Mortgage Loan Production
	Three Months Ended March 31,
	2009		2008
	No. of Loans	Dollar Amount of Loans	No. of Loans	Dollar Amount of Loans
	(Dollars in millions)
United Kingdom	4	$0.3	2,648	$706.9
Continental Europe	65	14.2	2,600	679.2
Canada	—	—	2,965	611.4
Other	97	3.8	930	193.6

Total international production	166	$18.3	9,143	$2,191.1

The following table presents our consolidated results of continuing operations:

	Three Months Ended March 31,
	2009	2008
	(In millions)
Net financing revenue	$7.8	$(65.3)
Gain (loss) on mortgage loans, net	189.4	(767.2)
Servicing fees	304.1	380.8
Servicing asset valuation and hedge activities, net	(322.1)	421.4

Net servicing fees	(18.0)	802.2
Other revenue	801.7	(102.9)
Provision for loan losses	(374.0)	(245.2)
Non-interest expense	(569.2)	(562.8)

Income (loss) from continuing operations before income taxes	37.7	(941.2)
Income tax benefit	18.7	54.1

Net income (loss) from continuing operations	$56.4	$(887.1)

Net financing revenue was $7.8 million for the three months ended March 31, 2009, compared to a loss of $65.3 million for the same period in 2008. Our interest income and interest expense decreased in 2009 by $514.0 million, or 61.9%, and $587.1 million, or 65.5%, respectively. Our interest income declined significantly due to a decline in asset levels resulting from lower loan production, asset sales and continued portfolio run-off. Interest income in 2009 was also negatively impacted by a rise in nonperforming assets caused by higher delinquencies. Interest expense decreased at a faster rate due to a lower average cost of funds amid a declining interest rate environment and as a result of the extinguishment of our debt which recognized a higher cost of funds over the past year.

Gain on mortgage loans, net was $189.4 million for the three months ended March 31, 2009, compared to a loss of $767.2 million for the same period in 2008. Results in 2008 were significantly impacted by negative valuation adjustments recorded on our mortgage loans held for sale and commitments primarily in the United Kingdom and Continental Europe and on our mortgage loans held for sale in our PIA business.

Net servicing fees were a loss of $18.0 million for the three months ended March 31, 2009, compared to a gain of $802.2 million for the same period in 2008. The decrease was due to negative mortgage servicing valuations reflected by reduced cash flows and increased prepayment assumptions as a result of lower market interest rates in the first quarter of 2009. In addition, the hedge performance was significantly less favorable for the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to changes in the spreads between our servicing assets and the derivative instruments we use to manage the interest rate risk associated with those assets. Our ability to fully hedge interest rate risk was restricted in the latter half of 2008 and during the three months ended March 31, 2009, by the limited availability of willing counterparties to enter into forward arrangements.

The following table sets forth the types of domestic residential mortgage loans comprising our primary servicing portfolio for which we hold the corresponding mortgage servicing rights:

	U.S. Mortgage Loan Servicing Portfolio
	March 31, 2009		December 31, 2008
	No. of Loans	Dollar Amount of Loans	No. of Loans	Dollar Amount of Loans

	(Dollars in millions)
Prime conforming	1,241,872	$178,223	1,481,111	$225,141
Prime non-conforming	209,872	59,988	225,580	67,034
Prime second-lien	467,373	18,438	557,197	24,260
Government	150,664	22,571	138,802	20,323
Nonprime	268,291	30,336	258,026	28,275

Total primary servicing portfolio*	2,338,072	$309,556	2,660,716	$365,033

*	Excludes loans for which we acted as a sub servicer. Sub serviced loans totaled 415,684 with an unpaid principal balance of $81.0 billion at March 31, 2009 and 149,750 with an unpaid principal balance of $33.1 billion as of December 31, 2008.

Our international servicing portfolio was comprised of $23.6 billion unpaid principal balance of mortgage loans as of March 31, 2009.

Other revenue was $801.7 million for the three months ended March 31, 2009, compared to a loss of $102.9 million for the same period in 2008. The increase was primarily driven by gain on extinguishment of debt and loss on investment securities, net , described by the following:

Gain on extinguishment of debt totaled $900.3 million for the three months ended March 31, 2009, compared to $479.5 million for the same period in 2008. The gain recognized in the first quarter of 2009 resulted from the extinguishment of $830.5 million of ResCap debt that GMAC delivered in consideration for 100% of ResCap’s non-voting interest in the parent company of GMAC Bank and GMAC’s forgiveness of $518.6 million of ResCap debt on March 31, 2009.

Loss on investment securities, net was $12.2 million for the three months ended March 31, 2009, compared to $443.8 million for the same period in 2008. The favorable variance was primarily due to the significant decline in the fair value of residual interests in the first quarter of 2008. The declines in fair value of residual interests resulted from increasing credit loss, rating agency downgrades, declines in value of underlying collateral, market illiquidity, and changes in discount rate assumptions. The first quarter of 2009 was less impacted by market valuation due to a reduced level of residual interests held by us following the sales of collateralized debt obligations and residual interests in the last half of 2008 related to a number of on-balance sheet securitization trusts.

Provision for loan losses was $374.0 million for the three months ended March 31, 2009, compared to $245.2 million for the same period in 2008. The increase was primarily driven by additional specific reserves recorded against a number of distressed loans within our real estate lending portfolio as a result of the continued decline in the homebuilding industry. In addition, declining home prices in the United Kingdom and increases in loan delinquencies in Continental Europe and the United Kingdom increased provision expense in 2009.

Total non-interest expense increased $6.4 million, or 1.1%, in the three months ended March 31, 2009. This increase resulted primarily from an increase in our representation and warranty reserves for loans previously sold of $155.5 million resulting from higher repurchase activity and severity assumptions on both conforming and non-conforming products. In addition, we experienced an increase in our captive reinsurance reserve of $62.3 million resulting from anticipated mortgage insurance losses greater than the contractual amounts covered by the primary mortgage insurers. These increases were partially offset by decreases in compensation and benefits expense and other non-interest expense due to the realization of restructuring efforts in late 2007 and 2008 and lower overall business activities. Excluding the impacts of the incremental representation and warranty and mortgage reinsurance reserves, non-interest expense would have declined 39.2% from the first quarter of the prior year.

Income tax benefit decreased $35.4 million in the three months ended March 31, 2009, compared to the same period in 2008. The decrease in income tax benefit from 2008 to 2009 is primarily due to the accrual of the valuation allowances offsetting the tax benefit on net operating losses for the International Business Group. We concluded that a full valuation allowance should be recorded against our net deferred tax assets since we believe it is not more likely than not that these deferred tax assets will be realized.

Segment Results

Residential Finance Group

The following table presents the results of continuing operations for Residential Finance Group:

	Three Months Ended March 31,
	2009	2008
	(In millions)
Net financing revenue	$(9.7)	$(20.1)
Gain on mortgage loans, net	193.9	109.5
Servicing fees	301.1	366.5
Servicing asset valuation and hedge activities, net	(313.9)	426.8

Net servicing fees	(12.8)	793.3
Other revenue	(2.7)	(223.2)
Provision for loan losses	(77.1)	(64.0)
Non-interest expense	(473.9)	(380.7)
Income tax benefit (expense)	19.3	(8.9)

Net (loss) income from continuing operations	$(363.0)	$205.9

Residential Finance Group’s net loss from continuing operations for the quarter ended March 31, 2009 was $363.0 million, compared to net income from continuing operations of $205.9 million for the same period in 2008. The results of the mortgage division of GMAC Bank are presented as discontinued operations in the Company’s Condensed Consolidated Statements of Income and excluded from this discussion. Although conditions in the mortgage and capital markets remain difficult, our results reflect a stable gain on sale of loans related to agency eligible and government production and lower expense base resulting from a streamlined operating structure. These were offset, however, by the continued decline of general economic conditions, increased delinquencies and declining home values resulting in reserves for representations and warranties, mortgage reinsurance and provision for loan losses. Also, the continued decline of mortgage rates have significantly increased incentives for homeowners to refinance in 2009 compared to 2008, leading to unfavorable servicing asset valuation, net of hedge activities due to increasing prepayment speeds.

Net financing revenue increased $10.4 million, or 52.0%, for the quarter ended March 31, 2009, compared to the same period of 2008. This increase was primarily due to lower asset balances that generated negative net financing revenue. The decrease in asset levels for the quarter ended March 31, 2009 was primarily due to asset sales, portfolio runoff and the strategic decision to originate loans within GMAC Bank. In addition, our cost of funds decreased due to the impact of lower market rates on adjustable facilities and bonds, and lower ResCap cost of funds.

Gain on mortgage loans, net increased $84.4 million, or 77.1%, for the quarter ended March 31, 2009, compared to the same period in 2008. In 2009, production was focused on agency eligible and government loans, which resulted in positive margins. In addition, the quarter ended March 31, 2008 included $39.0 million of market value declines on assets transferred from held for investment to held for sale.

Net servicing fees decreased $806.1 million for the quarter ended March 31, 2009, compared to the same period in 2008. The decrease comprised of a $65.4 million decline in servicing fees and a $740.7 million decline in servicing asset valuation and hedge activities, net. The decrease was due to negative mortgage servicing valuations reflected by reduced cash flows and increased prepayment assumptions as a result of lower market interest rates in the first quarter of 2009. In addition, the hedge performance was significantly less favorable for the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to changes in the spreads between our servicing assets and the derivative instruments we use to manage the interest rate risk associated with those assets. Our ability to fully hedge interest rate risk was restricted in the latter half of 2008 and during the three months ended March 31, 2009, by the limited availability of willing counterparties to enter into forward arrangements.

Other revenue improved $220.5 million, or 98.8%, for the quarter ended March 31, 2009, compared to the same period in 2008. The improvement was primarily due to $224.6 million of losses on investment securities for the quarter ended March 31, 2008. These losses were primarily due to the write down of home equity residuals, and a decrease in subordinate retained mortgage backed security valuations as a result of continued degradation of underlying collateral, rating agency downgrades, and liquidity concerns in the secondary markets. Approximately $39.3 million of lower negative net fair value adjustments on assets and liabilities where the Company elected fair value treatment upon the adoption of SFAS No. 159 also contributed to the improvement. Partially offsetting these improvements was $62.2 million of lower real estate brokerage fee income due to the sale of our GMAC Home Services business in the fourth quarter of 2008.

Provision for loan losses increased $13.1 million, or 20.4%, for the quarter ended March 31, 2009, compared to the same period in 2008. The increase was primarily due to the non-SFAS No. 159 held for investment portfolio experiencing an increase in severity assumptions and increased levels of delinquency compared to 2008, consistent with trends observed in the overall market. Partially offsetting this increase was the deconsolidation of certain on-balance sheet securitizations in the second half of 2008, resulting in lower required allowance in 2009 on the smaller held for investment portfolio.

Non-interest expense increased $93.2 million, or 24.5%, for the quarter ended March 31, 2009, compared to the same period in 2008. The increase was primarily the result of an increase in our provision for assets sold with recourse (representation and warranty reserves) of $155.9 million resulting from higher volume of repurchase requests as well as higher severity assumptions on both conforming and non-conforming products. An increase in the captive reinsurance reserve of $62.3 million resulting from continued deterioration in the portfolio, also contributed to the increase in non-interest expense. Offsetting these increases, were decreases due to realization of restructuring efforts and lower overall business activities resulting in lower compensation and benefits expense of $110.3 million and lower other operating expense of $50.5 million, or 60.5% and 54.6% from the prior year, respectively.

Business Capital Group

The following table presents the results of operations for the Business Capital Group:

	Three Months Ended March 31,
	2009	2008
	(In millions)
Net financing revenue	$(8.9)	$(12.7)
Other revenue	(58.0)	(87.6)
Provision for loan losses	(129.4)	(3.0)
Non-interest expense	(27.4)	(20.8)
Income tax benefit	—	0.2

Net loss	$(223.7)	$(123.9)

Business Capital Group’s net loss was $223.7 million for the three months ended March 31, 2009, compared to a net loss of $123.9 million for the three months ended March 31, 2008. The decrease was primarily due to higher provision for loan losses, partially offset by lower impairments recognized on residential real estate.

Net financing revenue improved $3.8 million, or 29.9%, in the three months ended March 31, 2009, compared to the three months ended March 31, 2008. Interest income decreased primarily due to a decrease in the average yield on lending receivables caused by a decrease in indices used to price lending receivables and a significant increase in the number of nonaccrual loans compared to the same period in 2008. In addition, interest income decreased due to the decline of construction and resort lending receivables. The resort finance business was sold during the third quarter of 2008. As of March 31, 2009, net lending receivables were $937.6 million, a decrease of $2.7 billion, or 74.2%, compared to the same period in 2008. A decrease in interest expense more than offset the decrease in net interest income primarily due to lower borrowings related to the decline in total assets.

Other revenue was a loss of $58.0 million for the three months ended March 31, 2009, compared to a loss of $87.6 million for the same period in 2008. Impairments on lot option projects and model homes decreased by $70.3 million in the three months ended March 31, 2009, compared to the same period of 2008, offset by an increase in impairments on real estate owned assets of $24.0 million during the same period. Revenues generated on real estate investments were lower due to non-performing investments in addition to a lower total real estate portfolio. As of March 31, 2009, real estate investments totaled $465.3 million, a decrease of 60.2% compared to the same period in 2008, resulting in decreased model home lease income and lot option fees of $14.6 million in the three months ended March 31, 2009, compared to the same period in 2008.

Provision for loan losses was $129.4 million in the three months ended March 31, 2009, compared to $3.0 million in the same period of 2008. This increase was primarily due to additional specific reserves recorded during the first quarter of 2009 against a number of distressed loans within our real estate lending portfolio due to continued deterioration in home prices and the weak homebuilders market.

Non-interest expense increased $6.6 million in the three months ended March 31, 2009, compared to the three months ended March 31, 2008. This increase was largely due to higher professional fees and real estate owned expenses, partially offset by reductions in payroll related expenses as a result of our restructuring efforts in 2008.

International Business Group

The following table presents the results of operations for the International Business Group:

	Three Months Ended March 31,
	2009	2008
	(In millions)
Net financing revenue	$(5.3)	$(14.9)
Gain (loss) on mortgage loans, net	2.8	(682.5)
Servicing fees	3.9	14.3
Servicing asset valuation and hedge activities, net	(8.2)	(5.4)

Net servicing fees	(4.3)	8.9
Other revenue	(1.1)	(137.0)
Provision for loan losses	(96.5)	(39.6)
Non-interest expense	(49.7)	(131.6)
Income tax benefit	1.0	61.1

Net loss	$(153.1)	$(935.6)

International Business Group’s net loss for the three months ended March 31, 2009 was $153.1 million, compared to $935.6 million for the same period in 2008. Current quarter losses were impacted by the continued deterioration in market conditions, including declining values for residential real estate and increasing delinquency rates on mortgage loans in our portfolio. Although our mortgage loans held for investment portfolio continues to experience additional provision for loan losses, our efforts to restructure our operations, curtail loan production and reduce our balance sheet risk through asset sales has resulted in lower negative fair value adjustments on our mortgage loans held for sale and trading securities. In addition, restructuring efforts have led to reduced headcount and operating expenses. On January 1, 2009, we completed the sale of ResMor Trust, one of our Canadian subsidiaries, to GMAC.

Net financing revenue increased $9.6 million in the three months ended March 31, 2009, compared to the same period in 2008. The favorable variance in net financing revenue was primarily due to a large decline in the cost of funds rate compared to the first three months of 2008 due to decreasing LIBOR rates, which more than offset the declining yields on our loan portfolio due to increasing delinquency rates and the reduction in interest-earning assets.

Gain on mortgage loans, net was $2.8 million in the three months ended March 31, 2009, compared to a loss on mortgage loans, net of $682.5 million in the first three months of 2008. The favorable variance resulted from significant valuation adjustments taken in the first three months of 2008 on our mortgage loans held for sale and financing commitments to fund mortgages in both the United Kingdom and Continental Europe due to market conditions.

Net servicing fees decreased $13.2 million in the first three months of 2009 compared to the first three months of 2008. The decrease was primarily due to a reduced servicing portfolio and an increase in the valuation of the servicer obligation to repurchase loans pursuant to our servicing agreements in the Netherlands.

Other revenue was a loss of $1.1 million in the three months ended March 31, 2009, compared to a loss of $137.0 million in the same period in 2008. The decline in loss was primarily due to the significant valuation adjustments recorded in the first three months of 2008 by Continental Europe on the residual and mortgage-backed securities portfolios as a result of increases in their discount rate assumptions.

Provision for loan losses increased $56.9 million to $96.5 million in the three months ended March 31, 2009, compared to the same period in 2008. The increase in provision is primarily due to declining home prices in the United Kingdom in addition to continued increases in loan delinquencies in Continental Europe and the United Kingdom.

Total non-interest expense decreased $81.9 million in the three months ended March 31, 2009, compared to the same period in 2008. The majority of this cost reduction is due to staff reductions and lower employee-related costs as a result of the restructuring initiatives completed in 2008.

Income tax benefit was $1.0 million in the first three months of 2009 compared to a benefit of $61.1 million in the first three months of 2008. The net decrease in benefit was primarily the result of the accrual of the valuation allowance offsetting the tax benefits related to net operating losses.

Corporate and Other

The following table presents the results of continuing operations for Corporate and Other:

	Three Months Ended March 31,
	2009	2008
	(In millions)
Net financing revenue	$31.7	$(17.6)
Loss on mortgage loans, net	(7.3)	(194.2)
Other revenue	862.8	344.9
Provision for loan losses	(71.2)	(138.6)
Non-interest expense	(18.1)	(29.7)
Income tax (expense) benefit	(1.6)	1.7

Net income (loss) from continuing operations	$796.3	$(33.5)

Corporate and Other represents our business operations outside of our three reportable operating segments and includes the activities of our PIA business. The PIA business operation was reported as part of the Residential Finance Group segment prior to the second quarter of 2008. Its business operations primarily represent the loan portfolio management of our previously purchased distressed assets strategy as well as certain other nonperforming assets. Corporate and Other also includes certain holding company activities and other adjustments to conform the reportable segment information to our consolidated results. The results of the automotive division of GMAC Bank are presented as discontinued operations in the Company’s Condensed Consolidated Statements of Income and excluded from this discussion.

Corporate and Other’s income from continuing operations was $796.3 million for the three months ended March 31, 2009, compared to a loss of $33.5 million for the same period in 2008. The increase was primarily due to an increase in gains recognized on the extinguishment of our debt in the first three months of 2009 compared to the same period in 2008. The gains in the first quarter of 2009 were the result of consideration received from

GMAC for the sale of ResCap’s interest in the parent company of GMAC Bank in January 2009 and other forgiveness of ResCap debt by GMAC on March 31, 2009. In addition, our results for the first quarter of 2009 included a significant decline in provision for loan losses and losses on mortgage loans, investment securities and real estate owned compared to the same period of 2008.

Net financing revenue increased $49.3 million for the three months ended March 31, 2009, compared to the same period in 2008. Interest income and interest expense decreased in 2009 by $264.0 million, or 59.4%, and $313.3 million, or 67.8%, respectively. Our interest income declined significantly due to a decline in asset levels resulting from asset sales and continued portfolio run-off. Interest expense decreased at a faster rate due to a lower average cost of funds as interest rates have declined.

Loss on mortgage loans, net was $7.3 million for the three months ended March 31, 2009, compared to $194.2 million for the same period in 2008. The improvement was primarily due to significant unrealized and realized losses on mortgage loans held for sale in our PIA business during the first quarter of 2008.

Other revenue was $862.8 million for the three months ended March 31, 2009, compared to $344.9 million for the same period in 2008, an increase of $517.9 million. Gain on extinguishment of debt increased $420.8 million during the first quarter of 2009, compared to the same period of 2008. The sale of GMAC Bank in January 2009 and GMAC’s forgiveness of ResCap debt on March 31, 2009 produced gains on extinguishment of debt of $510.9 and $389.5 million, respectively. In addition, other revenue improved due to a decrease in losses on investment securities, net of $60.2 million as a result of substantial negative valuation adjustments recorded during the first quarter of 2008 in our PIA business. The remaining increase in other revenue primarily relates to decreased losses on real estate owned of $52.3 million as a result of a lower foreclosed real estate portfolio held in our PIA business.

Provision for loan losses decreased $67.4 million, or 48.7%, for the three months ended March 31, 2009, compared to the same period in 2008. The decrease was primarily driven by a smaller loan portfolio, partially offset by an increase in frequency and severity assumptions in the first quarter of 2009.

Non-interest expense was $18.1 million for the three months ended March 31, 2009, a decrease of $11.6 million from the same period in 2008. The decrease was primarily due to a reduction in professional fees of $20.1 million as the prior year included advisory and legal fees related to costs associated with the debt restructuring completed in the second quarter of 2008. Partially offsetting this decrease were increased unrealized and realized currency losses during the first quarter of 2009 compared to the same period in 2008.

Asset Quality

Allowance for Loan Losses

The deterioration of the domestic and international housing markets has continued into the three month period ending March 31, 2009. Our mortgage loans held for investment credit quality has experienced significant declines due to home price depreciation and higher delinquencies resulting in increased frequency and severity assumptions.

The reduction in our mortgage loans held for investment portfolio was primarily caused by an increase in allowance for loan losses from December 31, 2008 to March 31, 2009, as well as, loan pay-offs, receipt of monthly mortgage payments and increased foreclosures. In addition, the completed sale of GMAC Bank in January 2009 significantly reduced our held for investment mortgage portfolio. Certain comparative data prior to March 31, 2009 includes GMAC Bank. This will greatly impact comparative balances between the current period March 31, 2009 and any prior periods as a result of the sale of GMAC Bank to GMAC on January 30, 2009 (See Note 2 — Discontinued Operations).

We experienced significant deterioration in the prime non-conforming and prime second-lien products as well as prime conforming product where we recognized higher frequency and severity assumptions across all of our continuing operation portfolios, including GMAC Bank through January 30, 2009. As a result, we recognized $324.5 million of provision for loan losses on our mortgage loans held for investment for the three months ended March 31, 2009.

Our lending receivables have also incurred further deterioration in the first quarter of 2009. For this three month period, $143.8 million of provision for loan losses, including GMAC Bank through January 30, 2009, were recognized, primarily driven by specific provisions recorded against a number of distressed loans in our construction lending portfolio due to continued deteriorating market conditions.

	Mortgage Loans Held for Investment			Lending Receivables		Other	Total
	Continuing Operations		Discontinued Operations	Continuing Operations	Discontinued Operations	Discontinued Operations
	(In millions)
Balance at January 1, 2009	$745.8		$396.0	$597.6	$4.8	$38.6	$1,782.8
Provision for loan losses:	239.6		84.9	134.5	9.3	3.5	471.8
Charge-offs	(110.7)		(24.3)	(148.1)	(9.0)	(4.6)	(296.7)
Recoveries	3.9		2.4	0.7	—	1.2	8.2
Bank sale to GMAC(a)	—		(459.0)	—	(5.1)	(38.7)	(502.8)

Balance at March 31, 2009	$878.6		$—	$584.7	$—	$—	$1,463.3

Balance at January 1, 2008	$776.4		$55.9	$474.3	$10.9	$33.3	$1,350.8
Reduction to allowance due to fair value option election(b)	(489.0)		—	—	—	—	(489.0)
Provision for loan losses	237.9		43.5	7.3	10.8	2.5	302.0
Charge-offs	(124.8)		(23.1)	(84.6)	(14.2)	(4.2)	(250.9)
Recoveries	8.0		0.2	0.6	—	2.8	11.6

Balance at March 31, 2008	$408.5		$76.5	$397.6	$7.5	$34.4	$924.5

Allowance as a percentage of total asset class:
March 31, 2009	10.02	%(c)	—	30.33%	—	—	13.68	%(c)
December 31, 2008	8.64	%(d)	2.57%	25.62%	0.11%	1.21%	5.27	%(d)
March 31, 2008	2.75	%(e)	0.49%	7.10%	0.21%	1.07%	2.15	%(e)

(a)	GMAC Bank was sold to GMAC on January 30, 2009 (See Note 2 — Discontinued Operations).

(b)	See Note 16 — $489.0 million of allowance for loan losses was removed upon SFAS No. 159 adoption.

(c)	As of March 31, 2009, $8.3 billion of unpaid principal balance is recorded at a fair value of $1.7 billion under SFAS 159 with no related allowance for loan losses. These loans have been excluded from this calculation.

(d)	As of December 31, 2008, $8.7 billion of unpaid principal balance is recorded at a fair value of $1.9 billion under SFAS No. 159 with no related allowance for loan losses. These loans have been excluded from this calculation.

(e)	As of March 31, 2008, $10.4 billion of unpaid principal balance is recorded at a fair value of $3.9 billion under SFAS 159 with no related allowance for loan losses. These loans have been excluded from this calculation.

Discussion of Continuing Operations

The completed sale of non-voting interests in IB Finance and the subsequent deconsolidation of GMAC Bank on January 30, 2009 had a significant impact on our March 31, 2009 disclosures in comparison to prior periods (see Note 2 — Discontinued Operations). As a result, we are presenting the following asset quality discussion on a continuing operations basis, which excludes the mortgage and automotive divisions of GMAC Bank from the following asset quality disclosures.

Resulting from the overall increase in delinquencies throughout 2008 and into the first quarter of 2009, we increased our allowance coverage from 2.75% as of March 31, 2008 and 8.64% as of December 31, 2008 to 10.02% as of March 31, 2009. These allowance coverage percentages are based off the allowance for loan losses related to mortgage loans held for investment, excluding those loans held at fair value, as a percentage of the unpaid principal balance, net of premium and discounts. The significant increase in allowance coverage from March 31, 2008 to March 31, 2009 was a direct result of significant increases in delinquencies and volume of foreclosures as well as a reflection of increased frequency and severity assumptions across all product categories, including our prime conforming product.

The following table sets forth the allowance for loan losses of our continuing operations by dollar balance for each product type and the respective allowance as a percent of the mortgage loans held for investment unpaid principal balance, excluding those loans held at fair value.

	Allowance for Loan Losses
	As of March 31,
	2009	2008	2009	2008
	($ In millions)
Prime conforming	$7.2	$5.4	4.86%	2.48%
Prime non-conforming	310.6	137.8	10.02	1.94
Prime second-lien	72.7	40.4	5.12	4.87
Government	3.2	2.0	1.99	1.22
Nonprime	484.9	222.9	12.32	3.43

Total	$878.6	$408.5	10.02%	2.75%

As of March 31, 2009, our mortgage loans held for investment portfolio, not held at fair value, had an unpaid principal balance, net of premium and discounts of $8.8 billion. Our nonprime product represented 44.9% of our portfolio while our prime non-conforming and prime second-lien loan products represented 51.6% of our portfolio. As of December 31, 2008, our mortgage loans held for investment portfolio, not held at fair value, had an unpaid principal balance, net of premium and discounts of $8.6 billion. Our nonprime product represented 48.0% of our portfolio not held at fair value while our prime non-conforming and prime second-lien loan products represented 48.8% of our portfolio.

Increased foreclosures, home price depreciation, and other market factors have driven increases in frequency and severity of loss. Our net charge-offs of mortgage loans held for investment totaled $106.8 million for the three months ended March 31, 2009, compared to $116.8 million for the same period of 2008, and $164.9 million for the quarter ended December 31, 2008. Annualized net charge-offs represent 2.43% of total mortgage loans held for investment unpaid principal balance as of March 31, 2009, 1.80% as of March 31, 2008, and 3.23% as of December 31, 2008. Foreclosures pending as a percentage of unpaid principal balance, net of discounts and fair value adjustment, have increased to 21.0% as of March 31, 2009 compared to 11.8% as of March 31, 2008.

Our net charge-offs of lending receivables totaled $147.4 million for the three months ended March 31, 2009, compared to $84.0 million for the three months ended March 31, 2008, and $266.6 million for the three months ended December 31, 2008.

The following table summarizes the net charge-off information of our continuing operations:

	March 31,
	2009	2008
	(In millions)
Mortgage loans:
Prime conforming	$0.5	$(3.5)
Prime non-conforming	(15.8)	5.3
Prime second-lien	(38.2)	0.2
Government	(2.5)	(0.2)
Nonprime	(50.8)	(118.6)
Lending receivables:
Construction	(148.0)	(83.2)
Warehouse	0.7	(1.0)
Other	(0.1)	0.2

Total net charge-offs	$(254.2)	$(200.8)

The deteriorating domestic housing market has also impacted our investment in real estate within the Business Capital Group. Affordability, tightening credit standards, and mortgage market illiquidity have depressed home sales. As a result, we recorded impairment charges on our business lending model home and land contract portfolios of $22.4 million for the three months ended March 31, 2009. This compares to impairment charges on these portfolios of $19.0 million for the three months ended December 31, 2008 and $93.3 million for the three months ended March 31, 2008.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, foreclosed assets and restructured loans. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 and 90 days past due, respectively, or when the timely collection of the principal of the loan, in whole or in part, is doubtful.

Mortgage loans past due 60 days or more increased to 31.6% of the total unpaid principal balance as of March 31, 2009, from 29.3% as of December 31, 2008. Lending receivables past due 90 days or more increased to 60.2% of total lending receivables as of March 31, 2009, from 57.8% as of December 31, 2008. This delinquency deterioration in nonperforming assets resulted from increased mortgage loans past due 60 days or more in our prime conforming, prime non-conforming, and prime second-lien products in our mortgage loans held for investment as well as increased lending receivables past due 90 days or more, primarily first lien construction loans, in our commercial real estate portfolio.

Nonperforming assets unpaid principal balance of our continuing operations consisted of the following:

	As of the Period Ended
	March 31, 2009	December 31, 2008	March 31, 2008
	(In millions)
Nonaccrual loans:
Mortgage loans*:
Prime conforming	$119.5	$99.7	$10.5
Prime non-conforming	1,586.6	1,348.9	1,011.6
Prime second-lien	437.2	385.2	98.1
Government	78.6	65.6	25.0
Nonprime	3,334.7	3,239.5	4,125.9
Lending receivables:
Construction**	1,038.2	1,272.8	618.0
Warehouse	66.0	74.9	31.8
Commercial business	55.3	—	9.5

Total nonaccrual loans	6,716.1	6,486.6	5,930.4
Restructured loans, excluding loans in nonaccrual status above	620.7	106.5	42.9
Foreclosed assets	492.2	624.7	1,065.6

Total nonperforming assets	$7,829.0	$7,217.8	$7,038.9

Total nonaccrual loans as a percentage of total mortgage loans held for investment and lending receivables	34.4%	32.1%	18.8%

Total nonperforming assets as a percentage of total consolidated assets	33.9%	28.9%	13.8%

*	Includes $334.5 million as of March 31, 2009, $295.9 million as of December 31, 2008 and $171.0 million as of March 31, 2008 of loans that were purchased distressed and already in nonaccrual status. In addition, includes $614.3 million as of March 31, 2009, $218.4 million as of December 31, 2008 and $23.7 million as of March 31, 2008 of restructured loans in nonaccrual status.

**	Includes $33.3 million as of March 31, 2009, $26.4 million as of December 31, 2008 and $101.7 million as of March 31, 2008, of restructured loans in nonaccrual status.

Our classification of a loan as nonperforming does not necessarily indicate that the principal amount of the loan is ultimately uncollectible in whole or in part. In certain cases, borrowers make payments to bring their loans contractually current and, in all cases, our mortgage loans are collateralized by residential real estate. As a result, our experience has been that any amount of ultimate loss for mortgage loans other then second-lien loans is substantially less than the unpaid principal balance of a nonperforming loan. See the discussion under the heading “— Allowance for Loan Losses” for more information regarding estimating incurred losses on loans, including nonaccrual loans.

During the period, we completed temporary and permanent loan modifications. The majority of these modifications adjusted the borrower terms for loans in off-balance sheet securitization trusts, for which, we retained the mortgage servicing rights. The remaining loans exist primarily in our on-balance sheet securitization trusts.

If the modification was deemed temporary, our modified loans remained nonaccrual loans and retained their past due delinquency status even if the borrower has met the modified terms. If the modification was deemed permanent, the loan is returned to current status, if the borrower complies with the new loan terms. As of March 31, 2009, permanent modifications of on-balance sheet mortgage loans held for investment, not recorded at fair value under SFAS No. 159 election, includes approximately $282.7 million of unpaid principal balance.

The following table summarizes the delinquency information for our continuing operations mortgage loans held for investment portfolio:

	As of March 31, 2009		As of December 31, 2008		As of March 31, 2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Current	$11,182.1	63.7%	$11,625.5	65.1%	$19,086.5	73.5%
Past due:
30 to 59 days	844.5	4.8	1,003.2	5.6	1,281.9	4.9
60 to 89 days	585.6	3.3	634.2	3.6	744.3	2.9
90 days or more	2,146.4	12.2	2,054.6	11.5	1,879.2	7.2
Foreclosures pending	2,186.8	12.4	1,839.2	10.3	2,225.1	8.6
Bankruptcies	634.7	3.6	705.2	3.9	741.9	2.9

Total unpaid principal balance	17,580.1	100.0%	17,861.9	100.0%	25,958.9	100.0%

Net (discounts) premiums	(522.5)		(537.3)		(333.3)
SFAS No. 159 fair value adjustment	(6,629.3)		(6,828.9)		(6,408.6)
Allowance for loan losses	(878.6)		(745.8)		(408.5)

Total	$9,549.7		$9,749.9		$18,808.5

As of March 31, 2009, we continue to hold mortgage loans that have features that expose us to credit risk and thereby could result in a concentration of credit risk. We currently originate only prime conforming and government mortgages in the United States which reduces our overall exposure to products which increase our credit risk. These loan products include high loan-to-value mortgage loans (nonprime), payment option adjustable rate mortgage loans (prime non-conforming), interest-only mortgage loans (classified as prime conforming or non-conforming for domestic production and prime non-conforming or nonprime for international production) and below market initial rate mortgage loans (prime or nonprime).

Our exposure related to these products recorded in mortgage loans held for sale and mortgage loans held for investment (unpaid principal balance) was as follows:

	Unpaid Principal
	As of March 31, 2009	As of December 31, 2008
	(In millions)
Mortgage Loans Held for Sale — Domestic
High loan-to-value (greater than 100%) mortgage loans	$2.2	$2.2
Payment option adjustable rate mortgage loans	65.1	65.2
Interest-only mortgage loans	27.6	62.9
Below market initial rate mortgage loans	—	—

Total	$94.9	$130.3

Mortgage Loans Held for Investment — Domestic
High loan-to-value (greater than 100%) mortgage loans	$2,244.6	$2,337.2
Payment option adjustable rate mortgage loans	172.4	241.3
Interest-only mortgage loans	1,643.6	8,795.5
Below market initial rate mortgage loans	489.0	801.3

Total	$4,549.6	$12,175.3

Mortgage Loans — Held for Sale and Investment — International
High loan-to-value (greater than 100%) mortgage loans	$868.1	$1,493.9
Payment option adjustable rate mortgage loans	—	—
Interest-only mortgage loans	1,237.4	1,600.3
Below market initial rate mortgage loans	—	—

Total	$2,105.5	$3,094.2

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

Our total production related to these products was as follows:

	Loan Production for the Three Months Ended March 31,
	2009	2008
	(In millions)
High loan-to-value (greater that 100%) mortgage loans	$1.7	$384.6
Payment option adjustable rate mortgage loans	—	0.2
Interest-only mortgage loans	8.0	1,783.6
Below market initial rate mortgage loans	—	—

Total	$9.7	$2,168.4

The preceding tables exclude $0.5 and $0.6 billion of mortgage loans outstanding in the United Kingdom that have reduced introductory rates, at March 31, 2009 and December 31, 2008, respectively. In addition, the preceding tables exclude United Kingdom mortgage loan production at reduced introductory rates of $0.0 and

$0.2 billion for the three months ended March 31, 2009 and 2008, respectively. Offering a reduced introductory rate to borrowers is customary market practice in the United Kingdom and thus the interest rate would not be considered “below market.”

Our underwriting guidelines for these products take into consideration the borrower’s capacity to repay the loan and credit history. We believe our underwriting procedures adequately consider the unique risks which may come from these products. We conduct a variety of quality control procedures and periodic audits to ensure compliance with our underwriting standards.

Liquidity and Capital Resources

Liquidity and Capital Management Highlights through March 31, 2009

In a continuing effort to improve our liquidity, while maintaining our capital structure, we completed several transactions in the first quarter of 2009 that enabled us to maintain consolidated tangible net worth above $1.0 billion and meet all of our tangible net worth and liquidity covenants. Along with key renewals and extensions of secured committed financing arrangements with some of our external credit providers, our parent has taken further actions to support our liquidity and capital positions.

During the quarter, we completed the sale of our ResMor Trust subsidiary and sale of our non-voting interests in IB Finance to GMAC. In addition, on March 31, 2009, we received further capital contributions in the form of debt forgiveness and extinguishment of ResCap notes held by GMAC. In addition, GMAC continued to provide $2.4 billion in outstanding borrowings and hold $1.4 billion in par value of our outstanding notes as of March 31, 2009. An overview of significant transactions impacting liquidity and capital positions through the three months ended March 31, 2009 is provided below:

•

Effective March 31, 2009, GMAC contributed to ResCap Junior Secured Guaranteed Notes due 2010 and Senior Unsecured Guaranteed Notes due in 2009 and 2010 that GMAC acquired in its December 2008 exchange offer. The Junior Secured Guaranteed notes had a face amount of a $478.3 million plus accrued interest and a carrying value of approximately $611.8 million. The Senior Unsecured Guaranteed notes had a face amount of a $40.3 million plus accrued interest and a carrying value of approximately $40.8 million. The forgiveness and extinguishment of the debt resulted in a gain on extinguishment of $389.5 million and capital contribution of $263.3 million.

•

On March 16, 2009, we renewed an existing secured committed facility which now matures May 31, 2010 to fund Mortgage Servicing Rights (“MSRs”) collateral up to $1.0 billion. Additionally, certain terms were amended to provide incremental liquidity to us by funding Freddie Mac MSRs, in addition to Fannie Mae MSRs.

•

On March 20, 2009, we reached agreement with an external counterparty to fund eligible Dutch collateral through March 16, 2010. This agreement is a secured commitment for approximately $92 million (€70 million). This transaction replaced a financing arrangement for Spanish assets which was terminated on March 20, 2009. Both transactions were with the same external party.

•

On March 18, 2009, we extended through June 30, 2009 the $430 million loan agreement (the “GMAC LOC”) between GMAC and Passive Asset Transactions, LLC (“PATI”) and RFC Asset Holdings II, LLC (“RAHI”) both subsidiaries of Residential Capital, LLC.

On-going Liquidity and Capital Management Focus

We continue to enter into transactions with GMAC to enhance our capital position, including the sale of our broker dealers Residential Funding Securities, LLC and RFSC International Limited (Refer to Note 25 — Subsequent Events for additional information). We intend to continue to provide certain servicing, administrative and other functions to GMAC Bank. Our continuing business involvement with GMAC Bank will adhere to existing and future regulatory restrictions placed upon GMAC Bank related to its transactions with affiliates and to restrictions contained in our secured note indentures related to our transactions with affiliates.

Although GMAC’s continued actions through various funding and capital initiatives demonstrate support for ResCap and GMAC’s status as a bank holding company and completion of its debt exchange better positions GMAC to be capable of supporting ResCap, there are no commitments or assurances for future funding and/or capital support from GMAC. Consequently, there remains substantial doubt about our ability to continue as a going concern. Should GMAC no longer continue to support our capital or liquidity needs or we are unable to successfully execute other initiatives, it would have a material adverse affect on our business, results of operations and financial position.

Liquidity Management

Our liquidity needs remain significant and we rely heavily on our parent and affiliates as well as our ability to access capital markets to provide financing. Our primary liquidity management objective is to maintain adequate, reliable access to liquidity across all market cycles and in periods of financial stress. Our liquidity needs are addressed through our access to:

•

Unrestricted Liquidity:    We maintain a portfolio of money market instruments to support cash fluctuations, which we consider our unrestricted liquidity balance. As of March 31, 2009, our unrestricted liquidity position totaled $1.1 billion, as compared with $0.5 billion as of December 31, 2008. We view our unrestricted liquidity as cash readily available to cover operating demands across our business operations. Unrestricted liquidity differs from cash and cash equivalents of $1.7 billion in that unrestricted liquidity does not include operating cash maintained within business segments to cover timing related outflows and cash set aside for reinvestment or permanent debt reductions into the GMAC Senior Secured Credit Facility.

•

Short-term financing:    We require short-term funding to finance our mortgage loans held for sale, lending receivables and other various liquid assets. As of March 31, 2009, the outstanding balance of short-term borrowings totaled $2.2 billion, as compared with $3.4 billion as of December 31, 2008. In addition, since late 2008, we have served as a broker of residential mortgage loans for GMAC Bank. Through a broker agreement and a purchase and sale agreement with GMAC Bank, we both broker and sell first mortgage loans and home equity lines of credit to GMAC Bank. The residential mortgage loans (“the loans”) are underwritten and originated or purchased and held by GMAC Bank until such time that they are sold to the Government Sponsored Entities (“GSEs”). The time period between the origination and eventual sale of the loans is typically less than 30 days. At this time, GMAC Bank does not sell loans directly to the GSEs. Therefore, immediately prior to their sale to the GSEs, the loans are sold from GMAC Bank to the Company (an approved seller) who ultimately delivers loans to the GSEs.

•

Long-term financing:    Our long-term financing needs arise primarily from our mortgage loans held for investment, mortgage servicing rights, real estate investments and assets used for over-collateralization of our funding conduits. Our long-term debt consists of collateralized borrowings in securitization trusts, unsecured debt and junior and senior secured debt issued in the public debt capital markets. We no longer have access to the public debt markets.

The following table summarizes the maturity profile of our total borrowings as of March 31, 2009. Amounts represent the scheduled maturity of debt, assuming no early redemptions occur. For sources of liquidity without a stated maturity date (as is the case with uncommitted agreements), the maturities are assumed to occur within 2009.

	2009	2010	2011	2012	2013	2014	2015	2016 – 2017	2018 and There after	Total
	(In millions)
Secured borrowings:
Borrowings from parent	$240.1	$2,169.8	$—	$—	$—	$—	$—	$—	$—	$2,409.9
Collateralized borrowings in securitization trusts(a)	—	—	—	—	—	—	—	—	3,414.7	3,414.7
Other secured borrowings:
Senior secured notes	—	781.6	—	—	—	—	—	—	—	781.6
Junior secured notes	—	—	—	—	1,463.1	1,463.1	1,463.1	—	—	4,389.3
Secured aggregation facilities	791.9	57.2	—	—	—	—	—	—	—	849.1
Repurchase agreements	335.9	—	—	—	—	—	—	—	—	335.9
Mortgage servicing rights facilities	—	844.0	—	—	—	—	—	—	—	844.0
Servicing advances	700.0	—	—	—	—	—	—	—	—	700.0
Other	—	—	—	—	—	—	—	—	282.5	282.5

Subtotal secured borrowings:	2,067.9	3,852.6	—	—	1,463.1	1,463.1	1,463.1	—	3,697.2	14,007.0

Unsecured borrowings:
Other unsecured borrowings:
Senior unsecured notes — Domestic	174.9	835.0	214.1	83.0	499.7	—	116.0	—	—	1,922.7
Senior unsecured notes — International	—	452.6	—	137.0	51.2	104.0	—	—	—	744.8
Subordinated unsecured notes	190.4	—	—	—	—	—	—	—	—	190.4
Medium-term unsecured — notes International	157.5	—	—	126.0	—	—	—	—	—	283.5
Other	34.1	13.5	—	—	—	—	—	—	—	47.6

Subtotal unsecured borrowings:	556.9	1,301.1	214.1	346.0	550.9	104.0	116.0	—	—	3,189.0

Total borrowings	$2,624.8	$5,153.7	$214.1	$346.0	$2,014.0	$1,567.1	$1,579.1	$—	$3,697.2	$17,196.0

(a)	The principal on the debt securities is paid using cash flows from underlying collateral (mortgage loans). Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received and as such we elected to represent the full term of the securities in the 2018 and thereafter timeframe.

•	Sources of funding: The funding sources utilized are primarily determined by the type of asset financed and associated with a particular product or business. These sources of liquidity include:

•

Borrowings from parent and affiliates:    A significant portion of our assets are pledged as collateral to support the funding programs provided by our parent and affiliates. In conjunction with our prior year debt refinancing initiatives, we rely on GMAC as a source of secured funding.

•

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

•

Third-party secured funding programs:    A portion of our assets are pledged as collateral to support various funding programs provided by third-parties. As part of these funding programs, sources of funding have been developed in the mortgage and asset-backed securities markets. While we maintain credit relationships with our external counterparties, our ability to access that credit has been severely limited due to continued stress impacting the domestic and international residential mortgage and credit markets.

•

Maintaining a dialogue with the rating agencies:    Historically, our ability to meet our funding needs has been influenced by the ratings assigned by the rating agencies to ResCap and certain obligations issued by ResCap and its subsidiaries. These ratings could impact both our ability to access the capital markets as well as the cost of funds associated with such transactions. We maintain a dialogue with the rating agencies throughout the year and will continue to work closely with them regarding our performance and changes in the overall business environment. In addition to our ratings, the current market conditions inhibit our ability to access the debt capital markets.

•

Maintaining adequate servicer ratings with government sponsored entities:    The Company and certain of our subsidiaries, which conduct our primary and master servicing activities, are required to maintain certain servicer ratings in accordance with master agreements entered into with the government sponsored entities. The servicer ratings, provided by certain rating agencies, are highly correlated with our consolidated tangible net worth and overall financial strength. On December 22, 2008, GMAC Mortgage, a subsidiary of the Company, notified Fannie Mae that it was in breach of one of the servicer rating requirements as set forth in the Master Agreement between Fannie Mae and GMAC Mortgage. As a result of this breach, Fannie Mae is entitled to exercise certain rights and remedies as permitted by its contract with GMAC Mortgage. Fannie Mae granted, and subsequently extended, a temporary waiver of the rights to exercise remedies (“waiver”) for the period from the date of notification, up to and including April 30, 2009. This waiver allows Fannie Mae to conduct enhanced servicing reviews to ensure that GMAC Mortgage continues to provide satisfactory servicing performance. On April 22, 2009 and April 30, 2009, respectively, Fannie Mae agreed to grant a further extension through June 30, 2009 of the existing master agreement with GMAC Mortgage and the waiver related to the remedies associated with the servicing rating requirement. We are taking the necessary actions to be in compliance by June 30, 2009; however, there can be no assurance we will be in compliance by that date.

•

Interest Rate Management:    The interest rate risk profile of our liquidity can be separated from the actual debt issuances using derivative financial products. We have issued both fixed and variable rate debt in a range of currencies. We use derivative contracts, primarily interest rate swaps, to effectively convert a portion of our fixed rate debt to variable rate debt. The maturity structure of the derivatives generally corresponds to the maturity structure of the debt being hedged. As of March 31, 2009, $0.2 billion of fixed rate long-term unsecured debt was swapped to floating rate through interest rate swaps.

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

Additionally, we allocate capital based on the risk associated with our businesses. Capital allocations are based on the aggregate amount required to protect against unexpected losses arising from credit, market and operational risk. This determination is made based on risks inherent in the businesses’ products, portfolios, services and risk-taking activities.

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

Certain of our credit facilities contain financial covenants, among other covenants, the most restrictive of which requires us to maintain consolidated tangible net worth of $250 million as of the end of each month and consolidated liquidity of $750.0 million, subject to applicable grace periods. For these purposes, consolidated tangible net worth means consolidated equity, excluding intangible assets and any equity in GMAC Bank to the extent included in our consolidated balance sheet, and consolidated liquidity is defined as consolidated cash and cash equivalents, excluding cash and cash equivalents of GMAC Bank to the extent included in our consolidated balance sheet. These financial covenants are also included in certain of our bilateral facilities. In addition, certain of our facilities are subject to sequential declines in advance rates if our consolidated tangible net worth falls below $1.5, $1.0 and $0.5 billion, respectively. Certain of our facilities are unavailable to be utilized if our consolidated tangible net worth falls below $500 million.

As of March 31, 2009, we had consolidated tangible net worth, as defined, of $1.05 billion and remained in compliance with all of our consolidated tangible net worth covenants. In addition, we complied with our consolidated liquidity requirement of $750.0 million. On March 31, 2009, GMAC contributed $0.5 billion par value of our secured and unsecured notes that GMAC had previously purchased in open market transactions, resulting in an increase in our consolidated tangible net worth. Since our consolidated tangible net worth was above $500 million, certain facilities’ advance rates increased, in accordance with their agreements, resulting in $59 million of additional funding.

Borrowings

	Outstanding as of
	March 31, 2009	December 31, 2008
	(In millions)
Secured borrowings:
Borrowings from parent	$2,409.9	$2,663.3
Borrowings from affiliates	—	7.6
Collateralized borrowings in securitization trusts	3,414.7	3,752.5
Senior secured notes	781.6	1,672.8
Junior secured notes	4,389.3	5,027.1
Outstanding under secured facilities:
Secured aggregation facilities	849.1	1,316.9
Repurchase agreements	335.9	429.2
Federal Reserve Board advances	—	10.0
FHLB advances	—	9,303.0
Mortgage servicing rights facilities	844.0	528.0
Servicing advances	700.0	700.0
Other	282.5	299.8

Total outstanding under secured facilities	3,011.5	12,586.9

Subtotal secured borrowings	14,007.0	25,710.2

Unsecured borrowings:
Senior unsecured notes	2,667.5	2,732.4
Subordinated unsecured notes	190.4	205.4
Medium-term unsecured notes	283.5	296.2
Outstanding under unsecured facilities:
Other	47.6	115.1

Total outstanding under unsecured facilities	47.6	115.1

Subtotal unsecured borrowings	3,189.0	3,349.1

Total borrowings	17,196.0	29,059.3
Bank deposits	—	19,861.5

Total borrowings and deposits	17,196.0	48,920.8
Off-balance sheet financings	116,870.6	125,926.3

Total	$134,066.6	$174,847.1

Funding Sources

Secured and Unsecured Funding Facilities

Continued deterioration in the marketplace through March 31, 2009 and our plan to actively manage down certain aspects of our business model resulted in further reductions to available funding capacity thereby facilitating the orderly pay down and, in some cases subsequent termination of certain of our financing arrangements. If current market conditions persist, it is less likely that we will be able, or choose, to renew certain of our facilities in the near future. Accordingly, there are no assurances that we will be able to renew or refinance maturing facilities on acceptable terms, if at all.

Although unused capacity exists under our secured committed facilities, the unused capacity on the committed secured facilities can be utilized only upon pledge of eligible assets that we may not currently have available. This restriction also applies to our secured borrowings from parent and affiliates, including the GMAC Senior Secured Credit Facility, GMAC Secured MSR Facility, and GMAC LOC.

Borrowings from Parent

The following table summarizes our borrowings from parent capacity as of March 31, 2009 and December 31, 2008:

	As of March 31, 2009			As of December 31, 2008
	Outstanding	Unused Capacity	Total Capacity	Outstanding	Unused Capacity	Total Capacity
	(In millions)
Borrowings from parent
GMAC Senior Secured Credit Facility	$2,169.8	$306.5	$2,476.3	$2,355.9	$613.4	$2,969.3
GMAC Secured MSR Facility	240.1	—	240.1	240.1	—	240.1
GMAC ResMor Sale Advance	—	—	—	67.3	—	67.3
GMAC LOC	—	430.0	430.0	—	430.0	430.0
GMAC Unsecured Facility	—	—	—	—	3,000.0	3,000.0

	$2,409.9	$736.5	$3,146.4	$2,663.3	$4,043.4	$6,706.7

We rely on support from our parent to meet liquidity and covenant requirements. Borrowings from our parent are $2.4 billion as of March 31, 2009. This debt is related to the GMAC Senior Secured Credit Facility and GMAC Secured MSR Facility.

GMAC Senior Secured Credit Facility:    This facility is scheduled to mature on May 1, 2010. Borrowings against the GMAC Senior Secured Credit Facility are lower than prior quarters due to limited reinvestments and a reduction in the borrowing base. In addition, the amount available to be borrowed under the GMAC Senior Secured Credit Facility as of any date will be reduced by the hedge support requirement, if any, as of such date. The hedge support requirement varies based on the amount and economics of the hedges outstanding which relate to this Facility. As of March 31, 2009, the hedge support requirement was equal to $32.2 million.

Additionally, the GMAC Senior Secured Credit Facility has further restrictions, including those on the use of proceeds from sales of pledged collateral within this facility. The proceeds are required to be reinvested in eligible collateral with a substantially equivalent value or used to repay existing indebtedness. We may not have such eligible collateral available at the time of the required reinvestment. If eligible collateral is not available, the capacity of the GMAC Senior Secured Credit Facility is permanently reduced. During the three months ended March 31, 2009, the capacity of the GMAC Senior Secured Credit Facility was permanently reduced by $493.0 million.

GMAC Secured MSR Facility:    On April 18, 2008, RFC and GMAC Mortgage entered into, and subsequently amended a Secured MSR Facility with GMAC. The collateral securing the GMAC Secured MSR facility is not part of the primary collateral securing the GMAC Senior Secured Credit Facility or the new secured notes which were offered in ResCap’s private exchange offers. The facility matures June 30, 2009.

GMAC ResMor Sale Advance:    On January 1, 2009, RFOC completed the sale of ResMor Trust to GMAC for 82 million CAD ($67 million). The advance was settled as consideration for the completed sale.

GMAC LOC:    The $430 million GMAC LOC is a source of contingency funding for ResCap and its subsidiaries. As of March 31, 2009 the GMAC LOC did not have any debt outstanding and matures June 30, 2009. The available amount and the borrowing base of the GMAC LOC will both be reduced by the amount of any collateral posted or delivered by GMAC IM to RFC, GMAC Mortgage, or ResCap pursuant to the GMAC IM derivative transactions agreements with GMAC IM. Also, an agreement was reached to cross-collateralize the obligations under the GMAC LOC, the GMAC Secured MSR Facility and the GMAC IM Derivative Agreements for the benefit of GMAC as Omnibus Agent.

GMAC Unsecured Facility:    This contingency financing arrangement is for use solely by GMAC Bank and not an available source of funding for any of our non-regulated entities. As of March 31, 2009, as a result of the sale of remaining non-voting interest in IB Finance on January 30, 2009, this financing arrangement is no longer reflected as a source of liquidity.

Borrowings from Affiliates

The following table summarizes our borrowings from affiliates capacity as of March 31, 2009 and December 31, 2008:

	As of March 31, 2009			As of December 31, 2008
	Outstanding	Unused Capacity	Total Capacity	Outstanding	Unused Capacity	Total Capacity
	(In millions)
Borrowings from parent
Cerberus secured model home revolver	$—	$10.0	$10.0	$—	$10.0	$10.0
Cerberus secured model home term loan	—	—	—	7.6	—	7.6

	$—	$10.0	$10.0	$7.6	$10.0	$17.6

Cerberus Secured Model Home Term and Revolving Loans:    During the second quarter of 2008, Cerberus entered into both a secured term loan and revolving loan with CHM Holdings, LLC (“CMH”). As of March 31, 2009, the term loan was fully paid and there was no remaining capacity. The revolving loan capacity is $10.0 million; however, there is no debt outstanding under the loan.

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

Senior and Junior Secured Notes

On June 6, 2008, we closed our private debt tender and exchange offers. As a result, we issued approximately $5.7 billion of senior and junior secured notes in exchange for approximately $8.6 billion of our outstanding unsecured notes. Of the $8.6 billion of unsecured notes that were exchanged, approximately $1.8 billion were repurchased for $1.2 billion in cash pursuant to a “modified Dutch auction” tender offer. In accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, we deferred the concession recognized in the exchange offer through an adjustment to the carrying value of the secured notes. The senior and junior secured notes interest rates are 8.5% and 9.625%, respectively. The deferred concession of $1.2 billion will be amortized over the life of the secured notes through a reduction to interest expense using an effective yield methodology. Approximately $16.9 million of the concession was recognized as a troubled debt restructuring gain in order to write down the carrying value of the bonds to an amount equal to the secured notes undiscounted contractual payments. During the three months ended March 31, 2009, an additional $54.9 million was amortized as a reduction to interest expense. As part of GMAC’s debt exchange completed in December 2008, as of March 31, 2009, GMAC holds $1.4 billion par value of junior secured notes with a carrying value of approximately $1.8 billion.

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

In conjunction with reducing risk on our balance sheet, we are only originating agency eligible and government loans domestically. We originated conforming and government loans in Canada principally through our ResMor Trust Company up until its sale on January 1, 2009. We continue to originate or broker conforming agency eligible collateral, all of which has guaranteed purchase commitments from Fannie Mae, Freddie Mac, or Ginnie Mae. The significant reduction of our loan originations has resulted in lower utilization of our third-party secured aggregation facilities.

The cost of funding related to these facilities is typically priced off a short-term benchmark, such as highly-rated commercial paper, one month LIBOR or a similar index, plus a stated percentage over such index rate and other costs of issuance. In the past, committed liquidity sources were generally renewed annually at our discretion and the discretion of the third-party. Current market conditions continue to require more unfavorable terms upon renewal, if in fact renewal is possible. Our secured borrowings, including our aggregation facilities, are repaid as the underlying assets are sold or securitized. Between April 1, 2009 and March 31, 2010 we have $2.2 billion, or 63%, of our other secured committed capacity maturing.

The table below highlights committed, uncommitted and total capacity under our non-affiliated secured funding facilities as of March 31, 2009 and December 31, 2008:

	As of March 31, 2009			As of December 31, 2008
	Outstanding	Unused Capacity	Total Capacity	Outstanding	Unused Capacity	Total Capacity
	(In millions)
Secured funding facilities — committed
Secured aggregation facilities
International mortgage loan facilities	$441.9	$78.2	$520.1	$768.1	$43.3	$811.4
Bank facilities for construction lending receivables	407.2	—	407.2	548.8	—	548.8
Repurchase agreements	335.9	188.3	524.2	429.2	1,283.4	1,712.6
Mortgage servicing rights facilities	844.0	156.0	1,000.0	528.0	900.0	1,428.0
Servicing advances	700.0	—	700.0	700.0	—	700.0
Other	261.3	—	261.3	271.1	—	271.1

Total committed	2,990.3	422.5	3,412.8	3,245.2	2,226.7	5,471.9

Secured funding facilities — uncommitted
Federal Reserve Board advances	—	—	—	10.0	4,047.2	4,057.2
FHLB advances	—	—	—	9,303.0	158.0	9,461.0
Other	21.2	—	21.2	28.7	—	28.7

Total uncommitted	21.2	—	21.2	9,341.7	4,205.2	13,546.9

Total secured funding facilities	$3,011.5	$422.5	$3,434.0	$12,586.9	$6,431.9	$19,018.8

Although unused capacity exists under our secured committed facilities, use of such capacity is conditioned upon certain collateral eligibility requirements and, as a result, our access to such capacity under these facilities may be limited.

Secured Aggregation Facilities:

International Mortgage Loan Facilities:    International facilities to fund mortgage loans prior to their sale or securitization include: $428 million (£300 million) of liquidity commitments to fund loans in the United Kingdom and $92 million (€70 million) of liquidity commitments to fund loans originated in the Netherlands. In recognition of reduced financing needs abroad, we have been working with our third-party credit providers to realign our funding needs resulting in further reductions of unutilized lending commitments as well as transferring ownership of the underlying collateral through mortgage-backed securitizations or whole-loan sales. To that end, the syndicated commitment for one of our international aggregation facilities (“Conduit No. 2”) was reduced from $695 million (£476 million) on December 31, 2008 to $428 million (£300 million) at March 31, 2009. Additionally on March 20, 2009, we paid down and terminated a bilateral whole-loan funding facility secured by Spanish assets in exchange for a new bilateral facility, with the same counterparty, to fund Dutch collateral with a commitment of $92 million (€70.0 million).

Bank Facility for Construction Lending Receivables:    As of March 31, 2009, we had a syndicated facility to fund our Business Capital Group’s construction and commercial lending receivables with an aggregate liquidity commitment of $407 million. On March 31, 2008, this facility went into early amortization due to Moody’s decision not to reaffirm the facility rating. As a result, all forward commitments to fund receivable obligations previously eligible for financing under this facility were funded by alternative sources. As of March 31, 2009, we had $407 million debt outstanding under the facility.

Repurchase Agreements:

As part of the amendments agreed upon in June 2008, certain of our bilateral arrangements no longer accept new assets to collateralize new draws. As of March 31, 2009, of the $188.3 million we had in contractual capacity, only one of the domestic repurchase agreements allowed us to add new assets effectively reducing this capacity to $20 million. All other domestic repurchase agreements no longer accept new assets and are effectively amortizing. We are pursuing extension of these maturities; however as previously disclosed, there are no assurances of successfully doing so. In addition to these amortizing facilities, we have terminated other secured financing commitments with external counterparties. On March 16, 2009 our $1 billion syndicated whole-loan repurchase facility was terminated. While the termination lowered our overall available capacity, we did not have an outstanding debt balance.

Mortgage Servicing Rights Facilities:

We have $1.0 billion of funding commitments through which eligible mortgage servicing rights are funded by an external counterparty. This represents a decrease in our mortgage servicing rights funding commitments by $428 million from December 31, 2008, as one of our funding commitments was paid down and terminated on March 3, 2009. The remaining commitment was renewed on March 16, 2009, to May 31, 2010 with a $0.1 billion net reduction in its funding commitment. While the overall commitment was reduced, the amendment expands the scope of mortgage servicing rights eligible to be pledged as collateral as well as amended certain covenant terms in the agreement. The remaining secured committed financing arrangement is incremental to GMAC’s funding of our mortgage servicing rights through the GMAC Secured MSR Credit Facility.

Servicing Advances:

Our secured facility to fund mortgage servicer advances had capacity of $0.7 billion as of March 31, 2009 and as of December 31, 2008.

Federal Reserve Board Advances:

As of March 31, 2009, as a result of the sale of remaining non-voting interests in IB Finance to GMAC and subsequent deconsolidation of GMAC Bank on January 30, 2009, Federal Reserve Board Advances are no longer reflected as a source of liquidity. Prior to the completed sale, this funding source was only available to GMAC Bank legal entity activities.

FHLB Advances:

As of March 31, 2009, as a result of the sale of remaining non-voting interest in IB Finance to GMAC and subsequent deconsolidation of GMAC Bank on January 30, 2009, access to the Federal Reserve’s Discount Window and TAF are no longer reflected as a source of liquidity. Prior to the completed sale, this funding source was only available to GMAC Bank legal entity activities.

Other Secured Borrowings:

As of March 31, 2009, other secured committed outstanding borrowings includes $261.3 million in variable funding notes due to mature on February 25, 2031. Other secured uncommitted outstanding borrowings includes a $21.2 million (£14.9 million) United Kingdom residual payable related to off-balance sheet financing transactions.

Other Unsecured Facilities:

The table below highlights uncommitted and total capacity under our non-affiliated unsecured funding facilities as of March 31, 2009 and December 31, 2008:

	As of March 31, 2009			As of December 31, 2008
	Outstanding	Unused Capacity	Total Capacity	Outstanding	Unused Capacity	Total Capacity
	(In millions)
Unsecured funding facilities — uncommitted
International commercial paper	$30.1	$—	$30.1	$89.7	$—	$89.7
GMAC Bank Federal Funds	—	—	—	—	145.0	145.0
Other	17.5	—	17.5	25.4	—	25.4

Total unsecured uncommitted funding facilities	$47.6	$—	$47.6	$115.1	$145.0	$260.1

International Commercial Paper:

In Mexico, we had 430 million pesos ($30.1 million) of commercial paper as of March 31, 2009 compared with 1.2 billion pesos ($0.1 billion) outstanding as of December 31, 2008.

Other Unsecured Borrowings:

As of March 31, 2009, the amount outstanding represents Business Capital Group builder notes of $15.3 and $2.2 million for a five year arrangement to fund software licensing in the form of uncommitted notes payable due to mature on August 12, 2012.

Bank Deposits

As a result of the sale of remaining non-voting interests in IB Finance to GMAC and subsequent deconsolidation of GMAC Bank on January 30, 2009, GMAC Bank deposits are no longer reflected on our balance sheet. Also deposits within ResMor Trust were sold in conjunction with the sale of ResMor Trust to GMAC on January 1, 2009.

Off-Balance Sheet Financings

Our total off-balance sheet financings outstanding were $116.9 billion as of March 31, 2009 and $125.9 billion as of December 31, 2008. A significant portion of our off-balance sheet financing relates to securitizations issued in off-balance sheet trusts.

We participate in a number of off-balance sheet revolving securitizations collateralized by home equity lines of credit with total credit capacity totaling approximately $4.1 billion with $2.0 billion of capacity not drawn upon within the trust as of March 31, 2009. As provided by the securitization structure, as servicer, we become obligated to fund any incremental draws on home equity lines of credit by borrowers if certain triggers are met. These draws are referred to as excluded amounts and are funded directly to the borrower by us. In return, our lending balances are collected from an allocated portion of the remitted funds of all the borrowers within the trusts. We are actively managing the available lines of credit within these trusts to reduce this potential funding exposure. At March 31, 2009, the amount funded directly by us was $387.7 million, which we classify as mortgage loans held for investment and subject to provision for loan losses on the condensed consolidated balance sheet. At March 31, 2009, the amount of our unfunded commitments to directly fund home equity lines of credit in off-balance sheet securitizations was $1.7 billion.

As a part of our historical capital markets activity, predominately in the International Business Group, several of our securitizations have certain servicer obligations contingent on actions by bond holders. These servicer obligations exist in our Dutch, German and Australian securitization structures. Certain of these securitizations provide the investors of the special purpose entity (SPE) with the ability to put back these securities to the SPE at a specified date in the future at price equal to par less losses previously allocated to the bond holder. As the servicer of the SPEs, the Company subsidiaries are obligated to advance the funds required to redeem bond holders. The specific dates that these options can be exercised typically range from seven to twelve years from the securitization issuance date. The earliest exercise date for these options is the third quarter of 2009.

The total estimated amount of Dutch and German bonds subject to these servicer obligations is approximately €6.0 billion ($7.9 billion) beginning April 1, 2009 through 2019. The estimated obligation considers contractual amortization, prepayments, and defaults among other management assumptions. The portion that is exercisable prior to December 31, 2009 and 2010 is €64.6 million (1.1% of the total) and €283.2 million or (4.7% of the total), respectively. Approximately 72.6% of the total estimated bonds are eligible under this servicer obligation beginning in 2013 and after.

The total estimated amount of Australian bonds subject to these servicer obligations is approximately 167.7 million AUD ($114.3 million) all exercisable in 2011.

We currently hold the residual interest on all of the international securitizations which have these servicer obligations. To the extent that the bonds are put back to the SPE and the loans are repurchased, we have recognized the estimated future credit losses on the underlying mortgage loans through the fair market value of the retained residuals we currently hold on our balance sheet. To the extent that losses are expected to arise from factors such as liquidity or market risk of the loans that may be purchased pursuant to our servicer obligation (i.e. losses beyond the credit losses already reflected in the residual), we estimate and record this incremental loss when the likelihood of bond holder exercise is foreseeable and the incremental loss can be reasonably estimated. During the three months ended March 31, 2009, we recorded a $8.3 million incremental loss related to these servicer obligations. As the servicer obligation is within the underlying servicing contracts, this loss was reflected as write-down to the servicing assets held by the International Business Group. As of March 31, 2009, the liabilities related to these servicer obligations, after considering the valuation of our residual interests, are $24.3 million.

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

Refer to Note 1 of the Notes to the Condensed Consolidated Financial Statements.

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

We employ various commonly used modeling techniques to value our financial instruments in connection with these sensitivity analyses. We use option-adjusted spread models to value mortgage loans, mortgage-backed securities, mortgage-backed securities forward contracts, collateralized mortgage obligations and mortgage servicing rights. The primary assumptions used in these models for purpose of these sensitivity analyses are the implied market volatility of interest rates and prepayment speeds. We use an option-pricing model to value options and interest rate floors. The primary assumption used in this model is implied market volatility of interest rates. We use zero volatility discounted cash flow models to value our interests from our securitizations. The primary assumptions used in these models are prepayment rates, discount rates and credit losses. All relevant cash flows associated with the financial instruments are incorporated in the various models.

Based upon this modeling, the following tables summarize the estimated change in fair value of our interest rate-sensitive assets, liabilities and commitments as of March 31, 2009, and 2008 given several hypothetical, instantaneous, parallel-shifts in the yield curve:

	Change in Fair Value as of March 31, 2009
Change in Interest Rate (basis points)	-100	-50	+50	+100
	(In millions)
Mortgage servicing rights and other financial instruments:
Mortgage servicing rights and interests from our securitizations	$(775)	$(423)	$531	$1,052
Impact of servicing hedge:
Swap-based	351	178	(201)	(406)
Treasury-based	234	113	(105)	(210)
Others	236	147	(242)	(556)

Mortgage servicing rights and other retained interests, net	46	15	(17)	(120)

Committed pipeline	70	57	(106)	(263)
Mortgage loan inventory	132	82	(101)	(243)
Impact of associated derivative instruments:
Mortgage-based	(224)	(140)	177	404
Others	1	—	—	(1)

Committed pipeline and mortgage loan inventory, net	(21)	(1)	(30)	(103)

Notes payable and capital securities	(18)	(11)	3	9
Impact of associated derivative instruments:
Swap-based	9	4	(4)	(9)

Notes payable and capital securities, net	(9)	(7)	(1)	—

Insurance company investment portfolios	2	1	(1)	(2)

Net change in fair value related to mortgage servicing rights and other financial instruments	$18	$8	$(49)	$(225)

Net change in fair value related to broker-dealer trading securities	$1	$—	$—	$—

	Change in Fair Value as of March 31, 2008
Change in Interest Rate (basis points)	-100	-50	+50	+100
	(In millions)
Mortgage servicing rights and other financial instruments:
Mortgage servicing rights and interests from our securitizations	$(1,607)	$(889)	$848	$1,469
Impact of servicing hedge:
Swap-based	1,308	621	(554)	(1,043)
Treasury-based	3	1	(1)	(3)
Others	516	287	(327)	(682)

Mortgage servicing rights and other retained interests, net	220	20	(34)	(259)

Committed pipeline	70	60	(130)	(324)
Mortgage loan inventory	139	85	(97)	(217)
Impact of associated derivative instruments:
Mortgage-based	(218)	(129)	169	368
Eurodollar-based	(16)	(8)	8	16
Others	(14)	(7)	7	14

Committed pipeline and mortgage loan inventory, net	(39)	1	(43)	(143)

Net change in fair value related to other businesses	3	2	(2)	(3)

GMAC Bank (mortgage division):
Securities portfolio	11	6	(6)	(11)
Mortgage loans	285	161	(191)	(402)
Deposit liabilities	(11)	(6)	5	11
Federal Home Loan Bank advances	(261)	(131)	137	283
Other liabilities	(13)	(6)	6	13

GMAC Bank (mortgage division), net	11	24	(49)	(106)

Notes payable and capital securities	(118)	(59)	57	112
Impact of associated derivative instruments:
Swap-based	60	30	(29)	(57)

Notes payable and capital securities, net	(58)	(29)	28	55

Insurance company investment portfolios	1	1	(1)	(2)

Net change in fair value related to mortgage servicing rights and other financial instruments	$138	$19	$(101)	$(458)

Net change in fair value related to broker-dealer trading securities	$1	$—	$—	$—

Net change in fair value related to GMAC Bank (automotive division)	$39	$20	$(20)	$(41)

These sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate certain movements in interest rates; do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another; are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and do not incorporate other factors that would impact our overall financial performance in such scenarios, most significantly the impact of changes in loan production earnings that result from changes in interest rates. In addition, not all of the changes in fair value would impact current-period earnings. For example, our debt is carried at its unpaid principal balance net of issuance discount or premium; therefore, absent hedge accounting, and fair value elections under SFAS No. 159, changes in the market value of our debt are not recorded in current-period earnings. For these reasons, the preceding estimates should not be viewed as an earnings forecast.

Impact of Changes in Foreign Currency Exchange Rates on the Net Value of the Company’s Foreign Currency Exchange Rate-Sensitive Financial Instruments

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

The principal currencies creating foreign exchange risk for us are the U.K. Sterling, the Euro, and the Canadian dollar. Our net notional outstanding foreign exchange contracts were $2.4 billion and a recorded receivable of $48.7 million at March 31, 2009, with a net unrealized gain of $34.7 million for the three months ended March 31, 2009.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on management’s evaluation, our Chief Executive and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

Kessler.    This putative class action was consolidated for settlement purposes with five other cases, all alleging that the plaintiffs obtained second-lien mortgage loans from either Community Bank of Northern Virginia or Guaranty National Bank of Tallahassee and that they were charged interest rates and fees violating the Pennsylvania Secondary Mortgage Loan Act. Plaintiffs additionally claim that the banks were not the actual lenders, but rather that the banks “rented” their banking charters to affiliates for the purpose of facilitating the assessment of “illegal” fees. They further allege that the affiliates either split the fees or kicked back the fees in violation of the Real Estate Settlement Procedures Act (“RESPA”). Plaintiffs sought to hold our subsidiary liable primarily on the basis that the subsidiary was an assignee of the mortgage loans. In December 2003, the U.S. District Court for the Western District of Pennsylvania gave its final approval to a proposed $41.1 million settlement for all six cases, inclusive of attorney fees. The settlement contemplated payment to approximately 44,000 borrowers nationwide. A group of seven plaintiffs’ class action counsel (“Objectors”) appealed the settlement in part on the grounds that the underlying litigation did not address possible Truth in Lending Act (“TILA”) or Home Ownership and Equity Protection Act (“HOEPA”) claims. In August 2005, the U.S. Court of Appeals for the Third Circuit vacated the district court’s approval of the settlement and remanded the matter to the district court to determine whether such claims were “viable.” The parties and the Objectors then briefed the issue of the “viability” of the TILA and HOEPA claims within this particular litigation. In July 2006, the parties amended the proposed settlement to address the Third Circuit’s concerns, and in October 2006, the trial court held that the purported TILA and HOEPA claims were not viable. In November 2006, the parties filed a motion seeking preliminary approval of the settlement, as amended. In late March 2007, the parties and the Objectors attended a hearing before a court-appointed magistrate to present arguments pertaining to the fairness and reasonableness of the proposed amended settlement. On July 5, 2007, the magistrate issued an advisory opinion ruling that the proposed modified settlement is “fair, reasonable, and adequate.” Following an October 9, 2007 hearing, the trial court on January 25, 2008 entered an order: (1) certifying the nationwide settlement class; (2) preliminarily approving the modified settlement; and (3) ordering that the settling parties give notice of the modified settlement to the settlement class, along with a new right of opt-out. Following the dissemination of new notice to the class, the court held a final fairness hearing on June 30, 2008. The court entered its order granting final approval to the settlement on August 15, 2008. The objectors filed their notice of appeal with the Third Circuit on August 21, 2008, which remains pending. If the order approving the settlement is vacated on appeal, our subsidiary intends to vigorously defend against these claims.

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

The parties participated in mediation in August 2007 without success. Mortgage Capital Resources Corporation is currently in the process of being liquidated in a Chapter 7 bankruptcy. Our subsidiary terminated its relationship with Mortgage Capital Resources Corporation in early May 2000. The case went to trial in state court in Kansas City, Missouri beginning on December 3, 2007. On January 4, 2008, a jury verdict was returned that our subsidiary pay $4.3 million in compensatory damages and $92 million in punitive damages. On October 6, 2008, the trial court denied all post-trial motions filed by defendants, including motions for new trial, judgment not withstanding the verdicts and remittitur, denied the defendants’ motion to set aside the judgment and to decertify the plaintiff class, and granted in part and denied in part the plaintiffs’ to amend judgment and entered a judgment dated as of June 24, 2008. The trial court allocated the prejudgment interest and attorney’s fees awards such that our subsidiary was assessed pre-judgment interest in the amount of $642,066.00 and statutory attorney’s fees in the amount of $2,680,001.09. In addition, on October 6, 2008, the trial court ordered the defendants to post supersedeas bonds in the total amount of approximately $127.5 million, thereby denying our subsidiary’s motion insofar as it requested that the court apply the Missouri statutory appeals bond cap and further denying our subsidiary’s motion insofar as it requested application of the limitation of damages set forth in HOEPA.

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

All parties have filed Notices of Intent to Appeal to the Missouri Court of Appeals. The Record on Appeal was filed with the Court on January 28, 2009. Appellant’s Initial Brief was due March 30, 2009. All parties have filed motions regarding the order of briefing, which has not yet been ruled upon by the Court. This will affect the timing of filing of briefs.

The Court of Appeals has designated the Defendants including our subsidiary as the Appellants. Pursuant to the latest order of the Court of Appeals, Appellants’ opening briefs are due May 20, 2009.

Our subsidiary intends to continue to vigorously contest the compensatory and punitive damage awards through the appeals process.

Mayo.    This case, which presents claims and issues similar to those in Mitchell, was filed in Missouri state court in June, 2008 and removed to federal court in December 2008. This purported class action alleges that our subsidiary violated SMLA when they acquired second mortgage loans secured by Missouri real estate by purchase, assignment or other means and/or serviced such loans. Plaintiffs seek to find defendants liable for refunds of allegedly illegal fees and charges, a refund of all interest paid by the borrowers and forgiveness of all interest going forward, plus punitive damages, attorneys’ fees, pre- and post-judgment interest, costs and expenses. Our subsidiary acquired loans allegedly subject to the SMLA within the period alleged. All defendants have filed answers denying wrongdoing, and discovery is in its early phases. Though the case is in its early stages of development, counsel anticipates that its outcome will depend significantly on the outcome of the Mitchell appeal. Our subsidiary intends to vigorously defend against these claims.

Item 1A.	Risk Factors.

Other than with respect to the risk factors below, there have been no material changes to the risk factors contained in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Separately, as a result of the Supervisory Capital Assessment Program, GMAC has committed that, no later than November 9, 2009; GMAC would have increased their common shareholder equity component of Tier 1 capital by $11.5 billion. By the same date, GMAC is required to increase overall Tier 1 capital by $9.1 billion. If GMAC is unable to successfully raise this capital, it could have a material adverse impact on its business, results of operation, and financial position.

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

Future terminations and/or modifications to the terms of existing agreements between GMAC Bank and ourselves may have a material adverse effect on our business, results of operations and financial position.

In connection with the sale of our non-voting interests in IB Finance, and its subsidiary GMAC Bank, to GMAC on January 30, 2009, the existing agreements between GMAC Bank and ourselves are subject to re-examination and modification. These agreements include, but are not limited to, the broker, master mortgage loan purchase and sale, and administrative service agreements, and total return swaps for hedging mortgage servicing rights and mortgage loans held for sale during the period between acquisition and disposition, all as disclosed in Note 22 - Related Party of the Notes to the Condensed Consolidated Financial Statements. As a regulated entity, GMAC Bank is subject to significant restrictions on transactions with, or providing any financial support to, any affiliate, including us or any of our subsidiaries. There are currently no commitments or assurances that these agreements will not be terminated or modified in future periods. Certain of these agreements effectively permit us to retain the potential profit and risk of loss associated with mortgage originations and mortgage servicing rights that GMAC Bank funds. Any termination and/or modified terms may have a material adverse effect on our business, results of operations and financial position.

The profitability and financial condition of our parent, and our business, are dependent upon the on-going operations of General Motors Corporation.

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

Historically, GM has made all payments related to these programs and arrangements on a timely basis. However, if GM is unable to pay, fails to pay, or is delayed in paying these amounts, our parent’s profitability, financial condition, and cash flow could be adversely affected. Furthermore, if GM were to discontinue or substantially downsize its operations and/or fail to continue as a going concern entity, our parent’s customer base, operations and financial condition could be adversely affected.

In addition, we have ongoing contractual exposure with respect to mortgage loans made to employees of GM and related companies under various employee mortgage loan programs. If GM were to discontinue or substantially downsize its operations, lay off a significant number of such employees to whom we have made such mortgage loans, and/or fail to continue as a going concern entity, we could be obligated to repurchase a significant portion of such mortgage loans and our financial condition and liquidity would be adversely affected.

On April 27, 2009, GM announced that it had commenced a public exchange offer related to certain of its unsecured notes as part of its overall restructuring plan. GM indicated in its disclosures that it expects to seek bankruptcy relief if the public exchange offer is not consummated. According to GM disclosures, consummation of the exchange offers are subject to several conditions, including that the results are satisfactory to the U.S. Treasury.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted.

Item 3.	Defaults Upon Senior Securities.

Omitted.

Item 4.	Submission of Matters to a Vote of Security Holders.

Omitted.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits — The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. Such Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 8(th) day of May, 2009.

Residential Capital, LLC (Registrant)

/s/ James N. Young
James N. Young Chief Financial Officer

/s/ Catherine M. Dondzila
Catherine M. Dondzila Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit No.	Description
3.1	Conformed copy of the Amended and Restated Limited Liability Company Agreement of Residential Capital, LLC dated March 31, 2008, incorporating First Amendment to the Amended and Restated Limited Liability Company Agreement of Residential Capital, LLC dated March 31, 2009.

10.1	Second Amendment Agreement to First Priority Pledge and Security Agreement and Irrevocable Proxy among Residential Funding Company, LLC, GMAC Mortgage, LLC, Residential Capital, LLC and certain other affiliates thereof, as Grantors, Wells Fargo Bank, N.A., as First Priority Collateral Agent, and GMAC LLC, as Lender and Lender Agent, dated January 14, 2009.

10.2	Third Amendment Agreement to First Priority Pledge and Security Agreement and Irrevocable Proxy among Residential Funding Company, LLC, GMAC Mortgage, LLC, Residential Capital, LLC and certain other affiliates thereof, as Grantors, Wells Fargo Bank, N.A., as First Priority Collateral Agent, and GMAC LLC, as Lender and Lender Agent, dated January 30, 2009.

10.3	Membership Interest Purchase Agreement between Residential Capital, LLC and GMAC LLC, dated January 30, 2009. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on February 3, 2009.)

10.4	Second Amended and Restated Limited Liability Company Agreement of IB Finance Holding Company, LLC, dated January 30, 2009. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on February 3, 2009.)

10.5	Assignment and Assumption of Limited Liability Company Interests between Residential Capital, LLC and GMAC LLC, dated January 30, 2009.

10.6	Certificate of Forgiveness of Indebtedness of Residential Capital, LLC by GMAC LLC, dated January 30, 2009

10.7	Third Amendment to Loan Agreement among Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, as Borrowers, Residential Funding Company, LLC, GMAC Mortgage, LLC and Residential Capital, LLC, as Guarantors, and GMAC LLC as Initial Lender and Lender Agent, dated January 30, 2009. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed February 3, 2009.)

10.8	ISDA 2002 Master Agreement, Schedule thereto and Credit Support Annex to the Schedule between Residential Capital, LLC and GMAC Investment Management LLC, dated March 18, 2009.

10.9	ISDA 2002 Master Agreement, Schedule thereto and Credit Support Annex to the Schedule between Residential Funding Company, LLC and GMAC Investment Management LLC, dated March 18, 2009.

10.10	ISDA 2002 Master Agreement, Schedule thereto and Credit Support Annex to the Schedule between GMAC Mortgage, LLC and GMAC Investment Management LLC, dated March 18, 2009.

10.11	Master Securities Forward Transaction Agreement and Annexes thereto between GMAC Mortgage, LLC and GMAC Investment Management LLC, dated March 18, 2009.

10.12	Guarantee and Master Netting Agreement among GMAC LLC, GMAC Investment Management LLC, GMAC Mortgage, LLC, Residential Funding Company, LLC, Residential Capital, LLC, Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, dated March 18, 2009.

10.13	Omnibus Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, Residential Capital, LLC, Residential Funding Company, LLC and GMAC Mortgage, LLC, as Grantors, GMAC Investment Management LLC, as Secured Party, and GMAC LLC, as Omnibus Agent, Lender Agent under Loan Agreement, Lender under the MSR Loan Agreement and as a Secured Party, dated March 18, 2009.

Exhibit No.	Description
10.14	Fourth Amendment to Loan Agreement among Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, as Borrowers, Residential Funding Company, LLC, GMAC Mortgage, LLC and Residential Capital, LLC, as Guarantors, and GMAC LLC as Initial Lender and Lender Agent, dated March 18, 2009.

10.15	First Amendment Agreement to Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC and Residential Capital, LLC, as Grantors, and GMAC LLC, as Lender Agent, dated March 18, 2009.

10.16	Amendment No. 8 to the Loan and Security Agreement among Residential Funding Company, LLC and GMAC Mortgage, LLC, as Borrowers, Residential Capital, LLC, as Guarantor, and GMAC LLC, as Lender, dated March 18, 2009.

10.17	Fifth Amendment to Loan Agreement among Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, as Borrowers, Residential Funding Company, LLC, GMAC Mortgage, LLC and Residential Capital, LLC, as Guarantors, and GMAC LLC as Initial Lender and Lender Agent, dated March 31, 2009.

10.18	Sixth Amendment Agreement to Loan Agreement among Residential Funding Company, LLC and GMAC Mortgage, LLC, as Borrowers, Residential Capital, LLC and certain other affiliates of the Borrowers, as Guarantor and Obligor, and GMAC LLC, as Initial Lender and Lender Agent, dated March 31, 2009.

10.19	Membership Interest and Share Purchase Agreement among Residential Funding Company, LLC, as Seller, and GMAC LLC, as Purchaser, dated March 31, 2009.

10.20	Administrative Services and Facilities Agreement among GMAC Mortgage, LLC and GMAC Bank f/k/a GMAC Automotive Bank dated November 22, 2006.

10.21	First Addendum to Administrative Services Agreement among GMAC Mortgage, LLC and GMAC Bank dated June 1, 2007.

10.22	Second Addendum to Administrative Services Agreement among GMAC Mortgage, LLC and GMAC Bank dated August 1, 2007.

10.23	Third Addendum to Administrative Services Agreement among GMAC Mortgage, LLC and GMAC Bank dated December 19, 2008.

10.24	ISDA 1992 Master Agreement between GMAC Mortgage, LLC and GMAC Bank dated June 12, 2007 and Schedules thereto.

10.25	Client Contract among Residential Funding Company, GMAC Bank and GMAC Mortgage, LLC dated March 1, 2008.

10.26	Amendment to Client Contract among GMAC Bank and GMAC Mortgage, LLC dated July 1, 2008.

10.27	Master Mortgage Loan Purchase and Sale Agreement among GMAC Bank, as Seller, and GMAC Mortgage, LLC, as Purchaser, Amended and Restated as of July 1, 2008.

10.28	Broker Agreement among GMAC Bank, GMAC Mortgage, LLC and Ditech, LLC dated November 20, 2008.

10.29	Servicing Agreement among GMAC Mortgage Corporation and GMAC Bank dated August 21, 2001.

10.30	Addendum to Servicing Agreement among GMAC Mortgage Corporation and GMAC Bank dated July 1, 2004.

Exhibit No.	Description
10.31	Second Addendum to Servicing Agreement among GMAC Mortgage Corporation and GMAC Bank dated April 1, 2005.

10.32	Third Addendum to Servicing Agreement among GMAC Mortgage, LLC and GMAC Bank dated June 1, 2007.

10.33	Fourth Addendum to Servicing Agreement among GMAC Mortgage, LLC and GMAC Bank dated September 1, 2007.

12.1	Computation of ratio of earnings to fixed charges

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/a5d-14/(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/a5d-14/(a)

The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that Section. In addition, Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Act of 1934.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350