Form 10-Q
period 2009-06-30
RESIDENTIAL CAPITAL, LLC
filed 2009-08-07
CIK 1332815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009, or

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

As of June 30, 2009, there were outstanding 1,000 common limited liability company interests of the registrant.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

RESIDENTIAL CAPITAL, LLC

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,188,722	$6,982,761
Mortgage loans held for sale	1,665,602	2,628,907
Certificated trading securities	156,050	288,347
Mortgage loans held for investment, net ($1,587,951 at fair value at June 30, 2009 and $1,861,407 at fair value at December 31, 2008)	9,093,211	24,745,575
Lending receivables, net	912,841	6,005,308
Mortgage servicing rights	2,751,996	2,847,850
Accounts receivable, net	2,417,374	3,143,198
Investments in real estate and other	207,940	536,019
Other assets	3,603,338	10,782,606

Total assets	$21,997,074	$57,960,571

LIABILITIES
Borrowings:
Borrowings from parent	$2,931,169	$2,663,321
Borrowings from affiliates	—	7,583
Collateralized borrowings in securitization trusts ($1,573,845 at fair value at June 30, 2009 and $1,898,521 at fair value at December 31, 2008)	3,640,532	3,752,457
Other borrowings	9,047,515	22,635,976

Total borrowings	15,619,216	29,059,337
Deposit liabilities	—	19,861,515
Other liabilities	5,327,858	4,951,065

Total liabilities	20,947,074	53,871,917

EQUITY
Residential Capital, LLC equity:
Member’s interest	8,438,844	7,872,794
Preferred membership interests	—	806,344
Accumulated deficit	(7,302,388)	(6,461,472)
Accumulated other comprehensive income	(86,456)	(30,313)

Total Residential Capital, LLC equity	1,050,000	2,187,353
Noncontrolling interest	—	1,901,301

Total equity	1,050,000	4,088,654

Total liabilities and equity	$21,997,074	$57,960,571

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited) (Dollars in thousands)
Revenue
Interest income	$291,006	$749,558	$607,425	$1,579,974
Interest expense	282,041	694,465	590,707	1,590,190

Net financing revenue	8,965	55,093	16,718	(10,216)
Other revenue
Loss on mortgage loans, net	(487,414)	(1,074,440)	(298,034)	(1,841,679)
Servicing fees	301,626	366,954	605,703	747,744
Servicing asset valuation and hedge activities, net	(134,301)	(165,186)	(456,384)	256,255

Net servicing fees	167,325	201,768	149,319	1,003,999
Loss on investment securities, net	(48,810)	(83,662)	(64,475)	(400,055)
Real estate related revenues, net	(224,121)	18,656	(258,158)	(9,288)
Gain on extinguishment of debt	816,904	647,075	1,717,228	1,126,619
Loss on foreclosed real estate	(34,914)	(71,362)	(79,100)	(154,507)
Other revenue, net	(22,906)	(354,472)	(27,460)	(509,413)

Total other revenue	166,064	(716,437)	1,139,320	(784,324)

Total net revenue	175,029	(661,344)	1,156,038	(794,540)
Provision for loan losses	502,656	361,273	876,702	606,493
Non-interest expense
Compensation and benefits	96,107	235,216	174,784	478,709
Professional fees	37,696	161,678	63,354	220,115
Data processing and telecommunications	36,907	38,516	69,590	77,064
Advertising	5,119	16,055	7,122	32,935
Occupancy	8,666	27,607	20,299	54,242
Other	330,071	219,643	748,602	398,465

Total non-interest expense	514,566	698,715	1,083,751	1,261,530

Loss from continuing operations before income tax benefit	(842,193)	(1,721,332)	(804,415)	(2,662,563)
Income tax (benefit) expense	(1,048)	136,408	(19,719)	82,302

Net loss from continuing operations	(841,145)	(1,857,740)	(784,696)	(2,744,865)

Discontinued Operations:
(Loss) income from discontinued operations before income taxes	—	(54,967)	(85,592)	37,273
Income tax (benefit) expense	—	(25,069)	(32,802)	855

(Loss) income from discontinued operations	—	(29,898)	(52,790)	36,418

Net loss	(841,145)	(1,887,638)	(837,486)	(2,708,447)
Less: Net (loss) income from discontinued operations attributable to the noncontrolling interest	—	(28,119)	3,430	10,162

Net loss attributable to Residential Capital, LLC	$(841,145)	$(1,859,519)	$(840,916)	$(2,718,609)

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Six Months Ended June 30, 2009 and 2008

		Residential Capital, LLC Members
	Noncontrolling Interest	Member’s Interest	Preferred Membership Interests	Accumulated Deficit	Accumulated Other Comprehensive Income	Comprehensive Income (Loss)	Total Equity
	(Unaudited) (Dollars in thousands)
Balance at January 1, 2009	$1,901,301	$7,872,794	$806,344	$(6,461,472)	$(30,313)		$4,088,654
Net income (loss)	3,430	—	—	(840,916)	—	$(837,486)	(837,486)
Capital contributions	163,858	1,161,938	—	—	—	—	1,325,796
Conversion of preferred membership interests	—	—	(806,344)	—	—	—	(806,344)
Sale of non-voting stock of consolidated entity to parent	(2,069,784)	(595,888)	—	—	—	—	(2,665,672)
Other comprehensive income, net of tax:
Unrealized gain (loss) on available for sale securities	1,195	—	—	—	(495)	700	700
Foreign currency translation adjustment	—	—	—	—	(55,585)	(55,585)	(55,585)
Unrealized loss on cash flow hedges	—	—	—	—	(63)	(63)	(63)

Other comprehensive loss	—	—	—	—	—	(54,948)	—

Comprehensive loss	—	—	—	—	—	$(892,434)	—

Balance at June 30, 2009	$—	$8,438,844	$—	$(7,302,388)	$(86,456)		$1,050,000

Balance at January 1, 2008	$1,339,760	$6,624,344	$—	$(694,756)	$100,529		$7,369,877
Cumulative effect of change in accounting principles as of January 1, 2008, net of tax:
Adoption of SFAS No. 157	—	—	—	23,218	—		23,218
Adoption of SFAS No. 159	—	—	—	(178,504)	—		(178,504)
Net income (loss)	10,162	—	—	(2,718,609)	—	$(2,708,447)	(2,708,447)
Capital contributions	126,482	164,004	806,344	—	—	—	1,096,830
Other comprehensive income, net of tax:
Unrealized loss on available for sale securities	(994)	—	—	—	(1,228)	(2,222)	(2,222)
Foreign currency translation adjustment	—	—	—	—	(41,083)	(41,083)	(41,083)
Unrealized loss on cash flow hedges	—	—	—	—	(3,748)	(3,748)	(3,748)
Pension adjustment SFAS No. 158	—	—	—	—	(13,040)	(13,040)	(13,040)

Other comprehensive loss	—	—	—	—	—	(60,093)	—

Comprehensive loss	—	—	—	—	—	$(2,768,540)	—

Balance at June 30, 2008	$1,475,410	$6,788,348	$806,344	$(3,568,651)	$41,430		$5,542,881

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(Unaudited) (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(837,486)	$(2,708,447)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	42,751	334,279
Accretion of deferred concession on secured notes	(100,982)	(17,234)
Provision for loan losses	974,422	769,321
Loss on mortgage loans, net	298,034	1,809,501
Net loss on other assets	298,086	532,297
Gain on extinguishment of debt	(1,717,228)	(1,126,619)
Loss on investment securities, net	64,475	533,884
Equity in loss (earnings) of investees in excess of cash received	6,543	(4,640)
Gain on mortgage servicing rights, net	(194,560)	(57,789)
Originations and purchases of mortgage loans held for sale	(25,951,186)	(36,933,661)
Proceeds from sales and repayments of mortgage loans held for sale	26,256,188	41,731,214
Deferred income tax	(67,570)	189,502
Net change in:
Certificated trading securities	20,879	670,035
Accounts receivable	300,963	437,207
Other assets	(21,675)	1,582,221
Other liabilities	178,850	(1,908,533)

Net cash (used in) provided by operating activities	(449,496)	5,832,538

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in lending receivables	(228,948)	(3,471)
Originations and purchases of mortgage loans held for investment	(438,661)	(2,973,372)
Proceeds from sales and repayments of mortgage loans held for investment	932,607	3,518,717
Sales of mortgage servicing rights	19,337	174,112
Purchase of and advances to investments in real estate and other	(4,364)	(15,702)
Proceeds from sales of and returns of investments in real estate and other	61,060	256,875
Proceeds from sales of repossessed, foreclosed and owned real estate	516,820	899,448
Other, net	115,858	(351,193)

Net cash provided by investing activities	973,709	1,505,414

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Six Months Ended June 30,
	2009	2008
	(Unaudited) (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in borrowings from parent	$385,127	$4,700,000
Net (decrease) increase in affiliate borrowings	(7,583)	971,677
Net decrease in other short-term borrowings	(1,269,685)	(9,055,895)
Proceeds from issuance of collateralized borrowings in securitization trusts	229,933	—
Repayments of collateralized borrowings in securitization trusts	(765,211)	(1,750,886)
Proceeds from secured aggregation facilities, long-term	—	160,000
Repayments of secured aggregation facilities, long-term	—	(465,114)
Proceeds from other long-term borrowings	1,232,000	2,405,000
Repayments of other long-term borrowings	(997,343)	(4,145,647)
Extinguishment of long-term borrowings	—	(2,060,829)
Payments of debt issuance costs	(25,190)	(37,342)
Capital contributions to noncontrolling interest entity	150,494	14,264
Increase in deposit liabilities	1,629,258	4,188,419
Proceeds from disposal of businesses, net	23,759	—

Net cash provided by (used in) financing activities	585,559	(5,076,353)
Cash and cash equivalents of Ally Bank and ResMor Trust upon sale	(6,678,339)	—
Effect of foreign exchange rates on cash and cash equivalents	(225,472)	(99,659)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,794,039)	2,161,940
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,982,761	4,415,913

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,188,722	$6,577,853

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Mortgage loans held for sale transferred to mortgage loans held for investment	$309,003	$581,801
Mortgage loans held for investment transferred to mortgage loans held for sale	1,296,899	3,757,627
Mortgage loans held for investment transferred to other assets	254,672	748,212
Originations of mortgage servicing rights from sold loans	188,532	800,706
Capital contributions of lending receivables to noncontrolling interest entity	13,858	112,218
Capital contributions through forgiveness of unsecured borrowings in exchange for preferred membership interests	—	806,344
Capital contributions through forgiveness of unsecured borrowings	35,254	164,004
Capital contributions through forgiveness of secured borrowings	1,125,974	—
Conversion of preferred membership interests	806,344	—
Sale of non-voting stock — non-cash consideration received through forgiveness of debt	383,443	—
Decrease in mortgage loans held for investment upon initial adoption of SFAS No. 159	—	3,846,775
Decrease in collateralized borrowings upon initial adoption of SFAS No. 159	—	3,667,522
OTHER DISCLOSURES:
Proceeds from sales and repayments of mortgage loans held for investment for mortgage loans originally designated as held for sale	327,916	1,095,184
Proceeds from capital contributions to noncontrolling interest entity	150,000	14,264

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Residential Capital, LLC (“the Company” or “ResCap”) is a wholly-owned subsidiary of GMAC Mortgage Group, LLC, which is a wholly-owned subsidiary of GMAC Inc. (“GMAC”).

The condensed consolidated financial statements as of June 30, 2009 and for the three- and six-month periods ended June 30, 2009 and 2008 are unaudited however, in management’s opinion, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

On May 15, 2009, GMAC Bank, a subsidiary of GMAC Inc., changed its name to Ally Bank. GMAC (Ally) Bank was deconsolidated from ResCap on January 30, 2009, as a result of GMAC’s acquisition of ResCap’s remaining interests in IB Finance Holding Company, LLC, owner of GMAC (Ally) Bank. See Note 2 for further discussions on discontinued operations. GMAC Bank will be referred to as Ally Bank throughout the remainder of this document.

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

The Company has been negatively impacted by the events and conditions in the mortgage banking industry and the broader economy. The market deterioration has led to fewer sources of, and significantly reduced levels of, liquidity available to finance the Company’s operations. The Company is highly leveraged relative to its cash flow and continues to recognize credit and valuation losses resulting in a significant deterioration in capital. During the first six months of 2009, the Company received capital contributions from GMAC of $1.2 billion, excluding capital contributions to non-controlling interests, and recognized a gain on extinguishment of debt of $1.7 billion as a result of the completed divestitures with GMAC, including the sale of IB Finance Holding Company, LLC (“IB Finance”) as discussed in Note 2 — Discontinued Operations, and through contributions and forgiveness of the Company’s outstanding notes, which GMAC previously repurchased in the open market at a discount or through its completed debt exchange. Accordingly, the Company’s consolidated tangible net worth, as defined, was $1.05 billion as of June 30, 2009 and the Company remained in compliance with all of its consolidated tangible net worth covenants. For this purpose, consolidated tangible net worth is defined as the Company’s consolidated equity, excluding intangible assets and any equity in Ally Bank to the extent included in the Company’s condensed consolidated balance sheet. There continues to be a risk that the Company will not be able to meet its debt service obligations, default on its financial debt covenants due to insufficient capital and/or be in a negative liquidity position in 2009 or future periods.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

The Company actively manages its liquidity and capital positions and is continually working on initiatives to address the Company’s debt covenant compliance and liquidity needs, including debt maturing in the next twelve months and the identified risks and uncertainties. The Company’s initiatives include, but are not limited to, the following: continue to work with the Company’s key credit providers to optimize all available liquidity options; continued reduction of assets and other restructuring activities; focused production on government and prime conforming products, explore strategic alternatives such as alliances, joint ventures and other transactions with potential third-parties and continue to explore opportunities for funding and capital support from the Company’s parent and affiliates. Most of these initiatives are outside of the Company’s control resulting in an increased uncertainty as to their successful execution. There are currently no substantive binding contracts, agreements or understandings with respect to any particular transaction outside the normal course of business other than those disclosed in Note 27 — Subsequent Events.

The Company remains heavily dependent on its parent and affiliates for funding and capital support and there can be no assurance that its parent or affiliates will continue such actions. GMAC has disclosed that if the Company were to need additional support, GMAC would provide that support so long as it was in the best interests of GMAC stakeholders.

Although GMAC’s continued actions through various funding and capital initiatives demonstrate support for the Company, and GMAC’s status as a bank holding company and completion of its debt exchange in 2008 and further capital actions in 2009 better positions GMAC to be capable of supporting the Company, there are currently no commitments or assurances for future funding and/or capital support, except as otherwise provided in this Form 10-Q. Consequently, there remains substantial doubt about the Company’s ability to continue as a going concern. Should GMAC no longer continue to support the capital or liquidity needs of the Company or should the Company be unable to successfully execute other initiatives, it would have a material adverse effect on its business, results of operations and financial position.

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

Statement of Financial Accounting Standards No. 166 — In June of 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets- An Amendment to Statement No. 140 (“SFAS No. 166”), to simplify guidance for transfers of financial assets in SFAS No. 140. The guidance removes the concept of a qualified special purpose entity (“QSPE”), which will result in securitization and other asset-backed financing vehicles, to be evaluated for consolidation under SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 166 also expands legal isolation analysis, limits when a portion of a financial asset can be derecognized, and clarifies that an entity must consider all arrangements or agreements made contemporaneously with, or in contemplation of, a transfer when applying the derecognition criteria. SFAS No. 166 is effective for first annual reporting periods beginning after November 15, 2009, and is to be applied prospectively. The elimination of the QSPE concept will require the Company to retrospectively assess all

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

current off-balance sheet QSPE structures for consolidation under SFAS No. 167 and record a cumulative effect adjustment to retained earnings for any revised consolidation decisions. Retrospective application of this standard, specifically the QSPE removal, is being assessed as part of SFAS No. 167, noted below.

Statement of Financial Accounting Standards No. 167 — In June of 2009, the FASB issued SFAS No. 167 which addresses the primary beneficiary (“PB” ) assessment criteria for determining whether an entity is to consolidate a variable interest entity (“VIE”). An entity is considered the PB and shall consolidate a VIE if it contains both the following characteristics: (1) the power to direct the activities of the VIE that most significantly affects economic performance and (2) the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. The statement also provides guidance in relation to the elimination of the QSPE concept from SFAS No. 166. This statement is effective for annual reporting periods beginning after November 15, 2009. Management is currently assessing the retrospective impact of adoption.

Statement of Financial Accounting Standards No. 168 — In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, A Replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”), to establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States (“the GAAP hierarchy”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The impact of adopting SFAS No. 168 will not have a material impact on the Company’s consolidated financial condition or results of operations.

Recently Adopted Accounting Standards

Statement of Financial Accounting Standards No. 141(R) — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after December 15, 2008, and applies to all transactions or other events in which the Company obtains control in one or more businesses. The impact of adopting SFAS No. 141(R) did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

FSP FAS No. 142-3 — In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets. FAS No. 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP FAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The impact of adopting FSP FAS No. 142-3 did not have a material effect on the Company’s consolidated financial condition or results of operations.

EITF Issue No. 08-5 — In September 2008, The Emerging Issues Task Force (“EITF”) issued EITF No. 08-5, Issuer’s Accounting for Liabilities at Fair Value with a Third-Party Credit Enhancement (“Issue No. 08-5”). Issue No. 08-5 states that the issuer of debt with a third-party credit enhancement that is inseparable from the debt instrument shall not include the effect of the credit enhancement in the fair value measurement of the liability. Issue No. 08-5 is effective on a prospective basis for periods beginning after December 15, 2008. The impact of adopting Issue No. 08-5 did not have a material impact on the Company’s consolidated financial condition or results of operations.

EITF Issue No. 08-6 — In November 2008, the EITF issued EITF No. 08-6, Equity Method Investment Accounting Considerations (“Issue No. 08-6”) which addresses (1) how the initial carrying value of an equity method investment should be determined, (2) how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, (3) how an equity method investee’s issuance of shares should be accounted for, and (4) how to account for a change in an investment from the equity method to the cost method. This Issue is effective in fiscal years beginning on or after December 15, 2008, and

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

interim periods within those fiscal years. This Issue should be applied prospectively with early application prohibited. The impact of adopting Issue No. 08-6 did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

FSP FAS 157-4 — In April 2009, the FASB issued, FSP FAS 157-4, Determining Whether a Market is Not Active and a Transaction is Not Distressed (“FSP FAS 157-4”) which clarifies the guidance for determining fair value under SFAS No. 157, Fair Value Measurements. This FSP provides application guidance to assist preparers in determining whether an observed transaction has occurred in an inactive market and is also distressed. This guidance also requires enhanced disclosures regarding financial assets and liabilities recorded at fair value. This FSP is effective for periods ending after June 15, 2009. The impact of adopting FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

FSP FAS No. 107-1 and APB No. 28-1 — In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB 28-1”), to amend disclosure requirements about fair value of financial instruments for interim and annual reporting periods. An entity must disclose in the notes to the financial statements, summarized financial information regarding the fair value of all financial instruments. Fair value information should be presented together with related carrying value information for clarity. An entity should also disclose significant assumptions used to estimate fair value and describe if there were any changes in the methods applied from previous periods. Because FSP FAS No. 107-1 and APB No. 28-1 impact the disclosure and not the accounting treatment for the fair value of financial instruments, the adoption of FSP FAS No. 107-1 and APB No. 28-1 did not have an impact on the Company’s consolidated financial condition or results of operations.

FSP FAS No. 115-2, FAS No. 124-2 — In April 2009, the FASB issued FSP FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments. This FSP amends the other-then-temporary impairment (“OTTI”) guidance for debt securities classified as available for sale and held to maturity. This FSP requires an entity to exclude the non-credit related portion of an impairment loss from earnings by recognizing it as a separate component of other comprehensive income (“OCI”) if the entity can assert that it does not intend to sell the security and it is more likely than not that it will not have to sell the security before recovery of its amortized cost basis. This FSP also amends the OTTI presentation requirements requiring an entity to disclose on the face of the statement of income the entire OTTI charge with an offset for any amounts excluded and recognized in OCI. The impact of adopting this FSP did not have a material impact on the Company’s consolidated financial statements.

Statement of Financial Accounting Standards No. 165 — In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes principles and requirements an entity shall make about events or transactions that occurred after the balance sheet date and the basis for that date, that is,

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

whether the date represents the date the financial statements were used or available to be issued. The entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The impact of adopting SFAS No. 165 did not have a material impact on the Company’s consolidated financial condition or results of operations.

2.	Discontinued Operations

On January 30, 2009, GMAC exercised its option to convert its 806,344 units of non-cumulative, non-participating, perpetual preferred membership interest in ResCap into the same number of preferred membership interests in IB Finance. IB Finance owns Ally Bank, a commercial state non-member bank chartered under the laws of the State of Utah.

Also on January 30, 2009, GMAC and ResCap entered into an agreement and consummated a transaction pursuant to which GMAC acquired 100% of ResCap’s remaining non-voting common interests in IB Finance, which common interests are attributable to the mortgage finance operations of Ally Bank. In exchange for ResCap’s interests in IB Finance, GMAC contributed to ResCap 8.500% Senior Secured Guaranteed Notes due 2010 of ResCap that GMAC had acquired in its December 2008 exchange offer with a face amount of approximately $830.5 million and accrued interest and a carry value of approximately $894.3 million. ResCap extinguished the $830.5 million face amount of the notes. The forgiveness and extinguishment of the debt resulted in a gain on extinguishment of $510.9 million and additional consideration for the non-voting interests of $383.4 million. In accordance with SFAS No. 141 as carried forward in Appendix D of SFAS No. 141(R), Business Combinations, no gain or loss was recognized upon sale between entities under common control.

In connection with the closing of the transaction, ResCap’s interests in IB Finance were released from the liens securing ResCap’s senior secured credit facility with GMAC and ResCap’s secured notes. Upon completion of the transaction, IB Finance, including its subsidiary Ally Bank, was deconsolidated by the Company.

The Company intends to continue to provide certain servicing, administrative and other functions to Ally Bank. Through this, the Company will adhere to both existing and future regulatory restrictions placed upon Ally Bank related to its transactions with affiliates and to restrictions contained in the Company’s secured note indentures related to its transactions with affiliates.

The assets and liabilities of Ally Bank at December 31, 2008 are included within the Consolidated Balance Sheet of the Company and consisted of the following:

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

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

In the Company’s Condensed Consolidated Statements of Income, the results of Ally Bank are presented as discontinued operations. The components of net (loss) income from Ally Bank, net of intercompany activity with continuing operations, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009(a)	2008
	(In thousands)
Interest income	$—	$396,125	$119,036	$781,733
Automotive operating lease income	—	148,522	41,625	295,796

Total financing revenue	—	544,647	160,661	1,077,529
Interest expense	—	282,562	97,509	557,233
Depreciation expense on automotive operating lease income	—	85,374	30,210	172,661
Impairment of investment in automotive operating leases	—	92,035	—	92,035

Net financing revenue	—	84,676	32,942	255,600
Gain on mortgage loans, net	—	12,935	1,253	32,178
Other revenue, net	—	9,430	293	13,779

Total net revenue	—	107,041	34,488	301,557
Provision for loan losses	—	106,027	97,720	162,828
Non-interest expense	—	55,981	22,360	101,456

(Loss) income before income taxes and noncontrolling interest	—	(54,967)	(85,592)	37,273
Income tax (benefit) expense	—	(25,069)	(32,802)	855

(Loss) income before noncontrolling interest	—	(29,898)	(52,790)	36,418
Less: Noncontrolling interest(b)	—	(28,119)	3,430	10,162

Net (loss) income from discontinued operations	$—	$(1,779)	$(56,220)	$26,256

(a)	This represents the activity from January 1, 2009 to the sale date of January 30, 2009.

(b)	Noncontrolling interest represents the Company’s interest in the automotive division of Ally Bank.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

3.	Mortgage Loans Held for Sale

Residential mortgage loans held for sale were as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Prime conforming	$38,577	$253,681
Prime non-conforming	826,432	1,201,982
Prime second-lien	298	4,553
Government	1,139,102	1,214,722
Nonprime	649,274	574,524

Total unpaid principal balance(a)	2,653,683	3,249,462
Net (discounts) premiums	(318,695)	(10,533)
Lower of cost or fair value adjustment	(669,386)	(610,022)

Total, net (a)	$1,665,602	$2,628,907

(a)	Includes $950.0 and $471.9 million in unpaid principal balance at June 30, 2009 and December 31, 2008, respectively, of loans held by securitization trusts that the Company has the option to repurchase per EITF No. 02-9, Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold (“EITF No. 02-9”). The net carrying value of these loans is equal to the unpaid principal balance.

The net carrying values by loan type were as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Prime conforming	$31,320	$252,737
Prime non-conforming	239,074	856,956
Prime second-lien	150	4,259
Government	1,128,929	1,227,648
Nonprime	266,129	287,307

Total, net	$1,665,602	$2,628,907

At June 30, 2009 the Company pledged mortgage loans held for sale of $636.8 million in carrying value as collateral for certain borrowings (see Note 12).

During the second quarter of 2009, the Company reclassified $1.3 billion of mortgage loans previously categorized as held for investment to mortgage loans held for sale. The Company determined during the quarter its intent to hold the $1.3 billion of mortgage loans for the foreseeable future had changed due to capital preservation strategies, business divestitures and future liquidity considerations. As such, the loans transferred were either sold prior to June 30, 2009 or intend to be sold in the near term. The carrying value of these loans was transferred and the loans were revalued resulting in a loss on mortgage loans of approximately $506.0 million.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

4.	Certificated Trading Securities

Certificated trading securities were as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Mortgage and asset-backed securities	$84,846	$207,756
Principal-only securities	11,940	18,306
Residual interests	33,306	36,825
Interest-only securities	25,930	24,356
Other	28	1,104

Total	$156,050	$288,347

Net unrealized losses on securities held at end of period	$(1,408,953)	$(1,528,146)

Interests that continue to be held by the Company from the Company’s off-balance sheet securitizations are retained in the form of mortgage-backed securities, residual interests, interest-only strips and principal-only strips. At June 30, 2009 and December 31, 2008, certificated trading securities totaling $153.3 and $225.4 million were interests that continue to be held by the Company from the Company’s off-balance sheet securitizations (see Note 22).

At June 30, 2009, the Company pledged certificated trading securities with a carrying value of $109.7 million, as collateral for the GMAC Senior Secured Credit Facility, collateralized borrowings and repurchase agreements.

5.	Mortgage Loans Held for Investment

Mortgage loans held for investment were as follows:

	June 30, 2009(a)	December 31, 2008(a)
	(In thousands)
Prime conforming	$232,457	$883,974
Prime non-conforming	3,391,234	14,623,750
Prime second-lien	2,570,936	5,982,217
Government	85,179	170,224
Nonprime	10,062,348	11,542,191

Total unpaid principal balance(b)	16,342,154	33,202,356
Net (discounts) premiums	(545,399)	(486,084)
SFAS No. 159 fair value adjustment	(6,293,633)	(6,828,912)
Allowance for loan losses	(409,911)	(1,141,785)

Total, net (b)	$9,093,211	$24,745,575

(a)	See Note 18 — Fair Value — $7.9 and $8.7 billion of total unpaid principal balance is recorded at a fair value of $1.6 and $1.9 billion under SFAS No. 159 as of June 30, 2009 and December 31, 2008, respectively.

(b)	Includes $1.5 and $1.1 billion in unpaid principal balance at June 30, 2009 and December 31, 2008, respectively, of loans held by securitization trusts that the Company has the option to repurchase per EITF No. 02-9. The net carrying value of these loans is equal to the unpaid principal balance.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

The net carrying values by loan type were as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Prime conforming	$148,709	$800,204
Prime non-conforming	2,963,281	13,846,940
Prime second-lien	1,547,753	4,742,857
Government	70,456	147,254
Nonprime	4,363,012	5,208,320

Total, net	$9,093,211	$24,745,575

At June 30, 2009, the carrying value of mortgage loans held for investment relating to securitization transactions accounted for as collateralized borrowings in securitization trusts and pledged as collateral totaled $3.8 billion. The investors in these on-balance sheet securitizations and the securitization trusts have no recourse to the Company’s other assets beyond the loans pledged as collateral. Additionally, at June 30, 2009, the Company pledged mortgage loans held for investment of $3.3 billion as collateral for other secured borrowings (see Note 12).

Mortgage loans held for investment are generally placed on nonaccrual status when they become 60 days delinquent or when the timely collection of the principal of the loan, in whole or part, is doubtful. At June 30, 2009, mortgage loans held for investment on nonaccrual status totaled $4.8 billion of unpaid principal balance. If nonaccrual mortgage loans held for investment had performed in accordance with their original terms, the Company would have recorded additional interest income from continuing operations of approximately $102.6 and $117.0 million during the six months ended June 30, 2009, and 2008, respectively.

The Company mitigates some of the credit risk associated with holding certain of the mortgage loans held for investment by purchasing mortgage insurance. Mortgage loans with an unpaid principal balance of $378.7 million at June 30, 2009 have limited protection through this insurance.

6.	Lending Receivables, net

The composition of lending receivables, net was as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Construction:
Residential	$1,186,167	$1,899,692
Residential mezzanine	39,886	55,928

Total construction	1,226,053	1,955,620
Warehouse	167,003	1,556,391
Commercial business	53,131	1,462,701
Commercial real estate	—	1,633,000

Total	1,446,187	6,607,712
Less allowance for loan losses	(533,346)	(602,404)

Total, net	$912,841	$6,005,308

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

At June 30, 2009, the Company pledged the carrying value of lending receivables of $689.7 million as collateral for certain borrowings (see Note 12).

At June 30, 2009, lending receivables on nonaccrual status totaled $1.0 billion of unpaid principal balance. If nonaccrual lending receivables had performed in accordance with their original terms, the Company would have recorded additional interest income from continuing operations of approximately $27.5 and $33.1 million during the six months ended June 30, 2009, and 2008, respectively.

7.	Allowance for Loan Losses

Historically, delinquent first-lien mortgage loans were charged-off in the period in which they were deemed uncollectible, which was generally at or near the time of foreclosure. As a result of GMAC becoming a bank holding company, the Company is required to charge-off first-lien mortgages in accordance with the guidelines of the Federal Register which requires partial impairment to estimated collateral value, less costs to sell no later than 180 days past due. During the second quarter of 2009, the Company changed its policy to charge-off first-lien mortgage loans no later than 180 days past due resulting in an incremental charge-off of $317.7 million. Subsequent charge-offs in future periods are possible should collateral value decline. Prior period charge-offs and unpaid principal balance were not restated. Accordingly, the charge-off policy change was the primary driver for the significant increase in charge-offs reported during the second quarter of 2009; continuing operations net charge-offs for the three months ended June 30, 2009 were $739.9 million, compared to $152.6 million for the same period in 2008, and $106.8 million for the three months ended March 31, 2009.

The following is a summary of the activity in the allowance for loan losses for the six months ended June 30, 2009 and 2008:

	Mortgage Loans Held for Investment	Lending Receivables	Other	Total
	(In thousands)
Balance at January 1, 2009	$1,141,785	$602,404	$38,630	$1,782,819
Provision for loan losses:
From continuing operations	510,768	365,934	—	876,702
From discontinued operations	84,937	9,314	3,469	97,720
Charge-offs	(883,866)	(440,358)	(4,581)	(1,328,805)
Recoveries	15,288	1,189	1,173	17,650
Ally Bank sale to GMAC(a)	(459,001)	(5,137)	(38,691)	(502,829)

Balance at June 30, 2009	$409,911	$533,346	$—	$943,257

Balance at January 1, 2008	$832,274	$485,226	$33,296	$1,350,796
Reduction to allowance due to fair value option election(b)	(488,982)	—	—	(488,982)
Provision for loan losses:
From continuing operations	477,843	128,650	—	606,493
From discontinued operations	146,592	9,609	6,627	162,828
Charge-offs	(350,779)	(140,080)	(9,184)	(500,043)
Recoveries	20,932	1,708	4,784	27,424

Balance at June 30, 2008	$637,880	$485,113	$35,523	$1,158,516

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

(a)	Ally Bank was sold to GMAC on January 30, 2009 (See Note 2 — Discontinued Operations).

(b)	See Note 18 — Fair Value — $489.0 million of allowance for loan losses was removed upon SFAS No. 159 election.

8.	Mortgage Servicing Rights

The Company defines its classes of mortgage servicing rights (“MSRs”) based on both the availability of market inputs and the manner in which the Company manages its risks of its servicing assets and liabilities. The Company manages the MSRs at the legal entity level domestically and the reportable operating segment level internationally.

The following table summarizes the Company’s activity related to MSRs carried at fair value:

	Mortgage Servicing Rights Managed By			Total
	GMAC Residential Holding	GMAC-RFC Holding (Domestic Only)	International Business Group
	(In thousands)
Estimated fair value at January 1, 2009	$2,396,601	$457,187	$(5,938)	$2,847,850
Additions obtained from sales of mortgage loans	188,532	—	—	188,532
Subtractions from sales of servicing assets	(19,337)	—	—	(19,337)
Reduction due to sale of Ally Bank to GMAC	(458,854)	—	—	(458,854)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	728,780	111,710	—	840,490
Other changes in fair value	(534,581)	(88,447)	(22,902)	(645,930)
Other changes that affect the balance	—	—	(755)	(755)

Estimated fair value at June 30, 2009	$2,301,141	$480,450	$(29,595)	$2,751,996

Estimated fair value at January 1, 2008	$3,514,671	$1,170,665	$17,526	$4,702,862
Additions obtained from sales of mortgage loans	796,057	4,302	347	800,706
Subtractions from sales of servicing assets	(4,138)	(169,974)	—	(174,112)
Changes in fair value:
Recognized day one gains on previously purchased MSRs upon adoption of SFAS No. 157	10,552	—	—	10,552
Due to changes in valuation inputs or assumptions used in the valuation model	544,264	(13,993)	(5,966)	524,305
Other changes in fair value	(390,509)	(75,790)	—	(466,299)
Other changes that affect the balance	—	18,256	1,091	19,347

Estimated fair value at June 30, 2008	$4,470,897	$933,466	$12,998	$5,417,361

Changes in fair value due to changes in valuation inputs or assumptions used in the valuation models include all changes due to a revaluation by a model or by a benchmarking exercise. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic run-off of the portfolio. During the six months ended June 30, 2009, the International Business Group

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

recognized a $23.1 million increase to the servicer obligation, which is contingent on actions taken by bondholders in the securitizations. As the servicer obligation is within the underlying servicing contracts, this loss was reflected as a write-down (included in other changes in fair value) to the servicing assets held by the Company. Other changes that affect the balance primarily include foreign currency adjustments and the extinguishment of mortgage servicing rights related to the exercise of clean-up calls of certain securitization transactions.

The following are key assumptions used by the Company in valuing its mortgage servicing rights:

June 30, 2009	GMAC Residential Holding	GMAC-RFC Holding (Domestic Only)	International Business Group
Weighted average prepayment speed	18.1%	24.9%	7.3%
Range of prepayment speeds (constant prepayment rate)	2.1-47.9%	7.5-36.6%	0.7-25.2%
Weighted average discount rate	9.4%	16.0%	24.3%
Range of discount rates	3.9-29.2%	3.3-130.3%	8.0-30.5%

June 30, 2008	GMAC Residential Holding	GMAC-RFC Holding (Domestic Only)	International Business Group
Weighted average prepayment speed	15.8%	22.1%	8.6%
Range of prepayment speeds (constant prepayment rate)	6.2-47.6%	15.6-39.6%	0.7-27.8%
Weighted average discount rate	8.0%	12.3%	24.0%
Range of discount rates	5.3-28.6%	9.0-31.8%	8.0-30.5%

The key economic assumptions used by the Company in valuing its mortgage servicing rights at the date of their initial recording were as follows:

Six Months Ended June 30, 2009	GMAC Residential Holding	GMAC-RFC Holding (Domestic Only)(1)	International Business Group(1)
Range of prepayment speeds (constant prepayment rate)	10.0-49.9%	—%	—%
Range of discount rates	3.3-21.1%	—%	—%

(1)	GMAC-RFC Holding (Domestic Only) and International Business Group have not completed securitization activities during the first six months of 2009.

Six Months Ended June 30, 2008	GMAC Residential Holding	GMAC-RFC Holding (Domestic Only)	International Business Group
Range of prepayment speeds (constant prepayment rate)	8.6-48.5%	20.5-42.8%	1.2-15.7%
Range of discount rates	4.4-23.6%	13.5-16.6%	12.5-24.0%

The Company’s servicing rights’ primary risk is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher than expected prepayments, which could reduce the value of the mortgage servicing rights. The Company economically hedges the income statement impact of these risks with both derivative and non-derivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures and forward contracts, and/or purchasing or selling principal-only securities. Refer to Note 19 for a discussion of the derivative financial instruments used to hedge MSRs. The net fair value of derivative financial instruments used to mitigate these risks amounted to $464.6 and $593.9 million at June 30, 2009 and 2008, respectively. The change in the fair value of the derivative

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

financial instruments from continuing operations amounted to a loss of $618.8 and gain of $234.7 million for the six months ended June 30, 2009 and 2008, respectively, and is included in servicing asset valuation and hedge activities, net in the Condensed Consolidated Statements of Income.

The components of servicing fees were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Contractual servicing fees (net of guarantee fees and including sub servicing)	$245,198	$298,113	$492,169	$617,298
Late fees	19,362	31,329	41,245	65,301
Ancillary fees	37,066	37,512	72,289	65,145

Total from continuing operations	301,626	366,954	605,703	747,744
Discontinued operations	—	25,101	11,889	36,383

Total	$301,626	$392,055	$617,592	$784,127

At June 30, 2009, the Company had pledged mortgage servicing rights of $2.4 billion as collateral for certain borrowings (see Note 12).

The Company and certain of the Company’s subsidiaries, which conduct the Company’s primary and master servicing activities, are required to maintain certain servicer ratings in accordance with master agreements entered into with the government sponsored entities. The servicer ratings, provided by certain rating agencies, are highly correlated with the Company’s consolidated tangible net worth and overall financial strength. On December 22, 2008, GMAC Mortgage, a subsidiary of the Company, notified Fannie Mae that it was in breach of one of the servicer rating requirements as set forth in the Master Agreement between Fannie Mae and GMAC Mortgage. On June 22, 2009, Fitch Ratings upgraded the Company’s primary servicer rating bringing the Company into compliance with the requirements of the Company’s master servicing agreements with respect to that rating. During the interim period the Company operated under a series of temporary waivers granted by Fannie Mae pursuant to which Fannie Mae was allowed to conduct enhanced servicing reviews to ensure the Company’s subsidiary GMAC Mortgage continued to provide satisfactory servicing performance.

9.	Accounts Receivable, net

The composition of accounts receivable, net was as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Servicer advances, net(a)	$1,567,137	$1,578,758
Due from brokers for derivative trades	154,227	203,286
Loan insurance guarantee receivable, net(b)	174,913	238,866
Accrued interest receivable	128,132	224,730
Servicing fees receivable	113,733	110,592
Other	279,232	786,966

Total accounts receivable, net	$2,417,374	$3,143,198

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

(a)	The allowance for uncollectible servicer advances was $21.6 and $13.4 million at June 30, 2009 and December 31, 2008, respectively.

(b)	Represents mortgage loans in foreclosure for which a guarantee from federal agencies or private insurers exists, net of a reserve. The allowance for uncollectible guarantee receivables was $5.7 and $7.3 million at June 30, 2009 and December 31, 2008, respectively.

At June 30, 2009, the Company had pledged accounts receivable, net of $1.7 billion as collateral for certain borrowings (see Note 12).

10.	Investments In Real Estate and Other

Investments in real estate and other were as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Residential real estate:
Acquired through sale and leaseback agreements	$92,681	$148,625
Real estate held for development	14,804	40,392

	107,485	189,017
Accumulated depreciation	(1,841)	(2,350)

Total residential real estate	105,644	186,667
Equity investments:
Real estate special purpose vehicles	102,213	342,555
Other	83	6,797

Total	$207,940	$536,019

Depreciation expense related to the sale and leaseback agreements was $0.3 and $2.0 million for the six months ended June 30, 2009 and 2008, respectively.

At June 30, 2009, the Company had pledged investment in real estate and other of $81.8 million as collateral for certain borrowings (see Note 12).

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

11.	Other Assets

Other assets were as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Property and equipment at cost	$518,764	$535,114
Accumulated depreciation and amortization	(424,564)	(423,004)

Net property and equipment	94,200	112,110
Fair value of derivative instruments	985,576	1,625,210
Restricted cash(b)	971,604	1,372,184
Repossessed, foreclosed and owned real estate(a)	448,189	787,040
Derivative collateral placed with counterparties	273,312	95,705
Uncertificated trading securities	236,202	313,143
Non-marketable equity securities	172,337	637,790
Receivables due from Ally Bank	159,826	—
Available for sale securities	96,703	426,192
Income taxes receivable	83,277	59,951
Automotive loans and lease financing, net	—	3,139,044
Investments in automotive operating leases, net	—	1,890,605
Off-lease vehicles held for sale	—	41,526
Consumer loans due to Ally Bank	—	89,723
Other assets	82,112	192,383

Total other assets	$3,603,338	$10,782,606

(a)	Includes $83.5 and $130.9 million at June 30, 2009 and December 31, 2008, respectively, of real estate held by securitization trusts that the Company has the option to repurchase per EITF No. 02-9.

(b)	At June 30, 2009 and December 31, 2008 restricted cash included $300 million for the Fannie Mae collateral account and $127.5 million for appeals bond for legal proceedings. At December 31, 2008, $578.2 million was required by the Federal Home Loan Board to maintain cash as collateral to make up the shortfall of mortgage loans pledged against advances. This amount was no longer included in the Company’s condensed consolidated balance sheet at June 30, 2009 due to the sale of Ally Bank to GMAC on January 30, 2009 and subsequent deconsolidation.

At June 30, 2009, the Company pledged other assets with a carrying value of $471.8 million as collateral for certain borrowings (see Note 12).

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

12.	Borrowings

Borrowings were as follows:

	Weighted Average End of Period Interest Rates
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
			(In thousands)
Secured borrowings:
Borrowings from parent — short-term	4.8%	4.2%	$930,988	$307,371
Borrowings from parent — long-term(a)	3.1	4.2	2,000,181	2,355,950
Borrowings from affiliates — long-term(a)	—	15.0	—	7,583
Collateralized borrowings in securitization trusts — long-term(a)(b)	2.8	4.0	3,640,532	3,752,457
Other secured borrowings:
Senior secured notes — long-term(a)(c)	8.5	8.5	773,193	1,672,747
Junior secured notes — long-term(a)(c)	9.6	9.6	2,653,897	5,027,109
Secured aggregation facilities — short-term	3.4	4.4	683,941	1,316,935
Repurchase agreements — short-term	3.0	5.1	61,960	429,216
Federal Reserve Board advances — short-term(d)	—	0.6	—	10,000
FHLB advances — long-term(a)(d)	—	5.0	—	9,303,000
Mortgage servicing rights facilities — short-term	—	4.6	—	528,000
Mortgage servicing rights facilities — long-term(a)	6.3	—	1,043,000	—
Servicing advances — short-term	2.7	4.6	700,000	700,000
Other — long-term(a)	0.9	2.0	262,573	299,804

Subtotal secured borrowings	5.0	5.8	12,750,265	25,710,172

Unsecured borrowings:
Senior unsecured notes — long-term(a)(c)	7.7	7.9	2,546,817	2,732,380
Subordinated unsecured notes — long-term(a)	—	8.4	—	205,448
Medium-term unsecured notes — long-term(a)	8.1	11.7	307,152	296,197
Other — short-term	1.0	9.3	13,862	112,902
Other — long-term(a)	7.0	7.0	1,120	2,238

Subtotal unsecured borrowings	7.7	8.3	2,868,951	3,349,165

Total borrowings	5.5%	6.1%	$15,619,216	$29,059,337

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

(a)	Represents borrowings with an original contractual maturity in excess of one year.

(b)	At June 30, 2009, collateralized borrowings with an outstanding balance of $7.8 billion are recorded at a fair value of $1.6 billion under SFAS No. 159 — see Note 18 — Fair Value. In addition, at December 31, 2008, collateralized borrowings with an outstanding balance of $8.4 billion were recorded at a fair value of $1.9 billion.

(c)	The June 30, 2009 totals include junior secured notes with par value of $34.0 million and a carrying value of $41.9 million exchanged for GMAC notes and held by GMAC. The December 31, 2008 totals include $0.9 billion of senior secured notes, $2.4 billion of junior secured notes and $40.4 million of senior unsecured notes exchanged for GMAC notes and held by GMAC. These totals reflect the carrying value of these notes, including the deferred concession recognized in the Company’s June 2008 debt exchange.

(d)	Ally Bank was sold to GMAC on January 30, 2009 (See Note 2 — Discontinued Operations).

The following table presents the scheduled maturity of borrowings at June 30, 2009 and December 31, 2008, assuming that no early redemptions occur. The actual payments of secured borrowings may vary based on the payment activity of the related pledged asset.

	June 30, 2009	December 31, 2008
	(In thousands)
Maturities of Borrowings
Short-term borrowings	$2,390,751	$3,404,424
Long-term borrowings:
2009	170,640	1,162,265
2010	5,133,007	6,677,432
2011	213,323	1,151,939
2012	363,874	2,268,321
2013	1,441,860	3,683,177
2014	1,002,163	2,602,658
2015 and thereafter	1,263,066	4,356,664
Collateralized borrowings in securitization trusts(a)	3,640,532	3,752,457

Total long-term borrowings	13,228,465	25,654,913

Total borrowings	$15,619,216	$29,059,337

(a)	The principal on the debt securities is paid using cash flows from underlying collateral (mortgage loans). Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received.

The most restrictive financial covenants in the Company’s credit facilities require the Company to maintain consolidated tangible net worth of $250.0 million as of the end of each month, consolidated liquidity of $750.0 million daily, and unrestricted liquidity of $250.0 million daily. For these purposes, consolidated tangible net worth is defined as the Company’s consolidated equity, excluding intangible assets and any equity in Ally Bank to the extent included in the Company’s consolidated balance sheet. Consolidated liquidity is defined as consolidated cash and cash equivalents, excluding cash and cash equivalents of Ally Bank to the extent included in the Company’s consolidated balance sheet. Unrestricted liquidity is defined as certain unrestricted and

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

unencumbered cash balances in U.S. Dollars and cash equivalents on a consolidated basis. The Company views unrestricted liquidity as cash readily available to cover operating demands across its business operations. These financial covenants are also included in certain of the Company’s bilateral facilities.

If at any month end, the Company’s consolidated tangible net worth, as defined, falls below $1.0 billion, Fannie Mae has the right to pursue certain remedies. These remedies could include, among other things, reducing the Company’s ability to sell loans to Fannie Mae, reducing the Company’s capacity to service loans for Fannie Mae, requiring Fannie Mae to transfer servicing of loans the Company services for them, or requiring the posting of additional collateral. If Fannie Mae determines to exercise their contractual remedies as described above, it would adversely affect the Company’s profitability and financial condition. Additionally, a consolidated tangible net worth, as defined, below $1.0 billion and/or further deterioration in financial performance could impact the Company’s servicer rating. The Company’s servicer ratings are required to be maintained at certain levels as set forth in the Master Agreement between Fannie Mae and GMAC Mortgage, LLC. If the servicer ratings fall below the minimum level, Fannie Mae would be entitled to exercise certain rights and remedies, including those described above and the right to terminate its mortgage selling and servicing contract with the Company, as permitted by the contract with GMAC Mortgage, LLC. Any such termination of the mortgage selling and servicing contract could trigger cross default provision in certain facilities.

As of June 30, 2009, the Company had consolidated tangible net worth, as defined, of $1.05 billion and remained in compliance with all of its consolidated tangible net worth covenants. In addition, the Company complied with its consolidated liquidity requirement of $750.0 million and unrestricted liquidity requirement of $250.0 million. The GMAC LOC and GMAC Credit Agreement provide advances to the Company, limited to unused capacity, when consolidated liquidity is less than $800.0 million and/or unrestricted liquidity is less than $300.0 million. As of June 30, 2009, $430.0 and $143.9 million of advances were outstanding under these facilities, respectively.

One of the Company’s facilities through a subsidiary is subject to sequential declines in advance rates if the consolidated tangible net worth of the subsidiary falls below $1.0 and $0.5 billion, respectively. The decline in advance rates, which reduces the amount the Company can borrow, would require the Company to provide cash or provide additional collateral to a counterparty dependent on the borrowed amount at that time. As of June 30, 2009, the consolidated tangible net worth of that subsidiary exceeded $1.0 billion.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

The following table summarizes assets at carrying value that are restricted, pledged or for which a security interest has been granted as collateral for the payment of certain debt obligations:

	June 30, 2009	December 31, 2008
	(In thousands)
Cash and cash equivalents	$13,731	$5,431,602
Mortgage loans held for sale	636,832	1,760,553
Certificated trading securities	109,740	127,839
Mortgage loans held for investment	7,151,901	22,925,818
Lending receivables, net	689,727	5,728,496
Mortgage servicing rights	2,426,493	2,644,146
Accounts receivable, net	1,730,075	1,826,064
Investments in real estate and other	81,799	128,533
Other assets	471,776	7,071,419

Total assets restricted as collateral	$13,312,074	$47,644,470

Related secured debt	$12,750,265	$25,710,172

The Company also pledges equity interests of certain subsidiaries or other affiliates to the GMAC Senior Secured Credit Facility. At June 30, 2009 there was $515.8 million of equity interest in these subsidiaries pledged against this facility. In addition, the Company provided a lien on certain of the Company’s consolidated assets, as specified in the GMAC Senior Secured Credit Facility agreements, for the benefit of the GMAC Senior Secured Credit Facility and the senior and junior secured notes. The Company also pledged $218.3 million of equity interests to both the $430 million loan agreement (“GMAC LOC”) facility and the $470 million GMAC Credit Agreement at June 30, 2009.

The carrying value of assets that were pledged as collateral in the preceding table that can be sold or repledged were as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Mortgage loans held for sale	$78,030	$148,545
Mortgage loans held for investment	347,260	478,988
Lending receivables, net	78,210	—
Accounts receivable, net	7,437	6,006
Other assets	2,049	—

Total	$512,986	$633,539

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

The following table summarizes the carrying value of assets pledged and the amount of related debt outstanding by the Company’s secured borrowing types at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Total Assets Restricted as Collateral	Related Secured Debt	Total Assets Restricted as Collateral	Related Secured Debt
	(In thousands)
Borrowings from parent and affiliates(a)	$4,622,334	$2,931,169	$4,572,415	$2,670,904
Collateralized borrowings in securitization trusts	4,044,685	3,640,532	3,924,343	3,752,457
Other secured borrowings:
Senior and junior secured notes(b)	—	3,427,090	—	6,699,856
Secured aggregation facilities	1,490,032	683,941	2,469,860	1,316,935
Repurchase agreements	216,005	61,960	1,111,220	429,216
Federal Reserve Board advances	—	—	—	10,000
FHLB advances	—	—	32,721,861	9,303,000
Mortgage servicing rights facilities	1,595,425	1,043,000	1,414,872	528,000
Servicing advances	1,099,645	700,000	1,139,080	700,000
Other	243,948	262,573	290,819	299,804

Total	$13,312,074	$12,750,265	$47,644,470	$25,710,172

(a)	The GMAC Senior Secured Credit Facility, GMAC Secured MSR Facility, the GMAC LOC, and the GMAC Credit Agreement are included in borrowings from parent. The GMAC Senior Secured Credit Facility’s total assets restricted as collateral, includes only the amount of primary collateral, excluding equity interests, as defined in the GMAC Senior Secured Credit Facility agreements.

(b)	The senior and junior secured notes are secured by the same collateral that secures the GMAC Senior Secured Credit Facility.

13.	Deposit Liabilities

Deposit liabilities were as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Non-interest bearing deposits	$—	$1,466,052
NOW and money-market checking accounts	—	3,609,843
Certificates of deposit:
Associated with brokered certificates of deposit	—	9,623,723
Other certificates of deposit	—	5,161,897

Total	$—	$19,861,515

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

The December 31, 2008 balances consisted of Ally Bank and ResMor Trust Company deposits. The interests in these two companies were sold to GMAC in January of 2009.

Non-interest bearing deposits primarily represented third-party escrows associated with the Company’s loan servicing portfolio. The escrow deposits were not subject to an executed agreement and could be withdrawn without penalty at any time.

14.	Other Liabilities

Other liabilities were as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Liability for option to repurchase assets(a)	$2,525,747	$1,682,187
Fair value of derivative instruments	483,517	237,406
Liability for assets sold with recourse	468,600	229,773
Accounts payable	429,344	383,636
Liability for derivative collateral received from counterparties	405,278	1,046,138
Reserve for insurance losses	180,957	90,264
Due to brokers for derivative trades	174,859	—
Securitization trustee payable	115,645	152,348
Interest payable	96,780	424,349
GMAC management fee	89,149	17,503
Employee compensation and benefits	74,989	126,363
Restructuring reserve	44,010	76,233
Deferred tax liability	—	130,837
Other liabilities	238,983	354,028

Total other liabilities	$5,327,858	$4,951,065

(a)	In accordance with EITF No. 02-9, Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold, the Company recognizes a liability for the option to repurchase delinquent loans (generally more than 90 days) and real estate owned assets held in off-balance sheet trusts.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

15.	Other Revenue, net

Other revenue, net was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Insurance income	$15,012	$14,955	$30,638	$31,247
Loan broker fee from Ally Bank	21,622	—	32,667	—
(Loss) gain on uncertificated trading securities	(3,311)	(6,402)	154	(133,830)
Resort Finance impairment	—	(253,032)	—	(253,032)
SFAS No. 159 fair value changes:
Mortgage loans held for investment	187,636	(766,540)	233,369	(2,968,350)
Collateralized borrowings	(249,046)	692,717	(324,818)	2,840,412
Loss on sale of equity investments	—	(19,415)	—	(19,415)
Other	5,181	(16,755)	530	(6,445)

Total other revenue, net	$(22,906)	$(354,472)	$(27,460)	$(509,413)

16.	Other Non-Interest Expenses

Other non-interest expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Provision for loans sold with recourse	$230,475	$79,745	$407,412	$101,163
Insurance losses	36,964	32,743	101,989	35,494
GMAC management fees(a)	50,268	16,364	112,653	31,678
Equipment and supplies	13,033	23,181	33,567	43,524
Loan administration fees	24,251	22,483	44,288	45,191
Gain on foreign currency	(40,515)	(45,551)	(24,383)	(43,644)
Restructuring	(4,767)	17,681	(5,185)	37,895
Real estate owned expense	18,842	18,375	34,371	28,914
Other	1,520	54,622	43,890	118,250

Total other non-interest expense	$330,071	$219,643	$748,602	$398,465

(a)	Includes finance, information technology, communication, corporate marketing, procurement, and services related to facilities.

17.	Income Taxes

In June 2009, GMAC LLC converted prospectively to a corporation for tax purposes. The Company, including the majority of its domestic subsidiaries, continues to be a pass-through entity for U.S. tax purposes and therefore, does not provide for federal income tax. However, the LLCs do incur and provide for taxes in a

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

few local jurisdictions within the U.S. where the LLCs are taxed as entities despite their pass-through status for federal tax purposes.

Through June 2009, the Company is included in the consolidated GMAC unitary and /or consolidated state income tax returns. The Company provides for its unitary and/or consolidated filings pursuant to a tax sharing agreement with GMAC. GMAC will periodically settle these income tax liabilities or receivables. Any separate state tax filing liabilities are accrued on a stand-alone basis. As the Company is a flow through entity for U.S. tax purposes, it will accrue for any state tax on a stand-alone basis. The Company’s captive reinsurance and foreign businesses generally operate as corporations and continue to be subject to and provide for U.S. federal, state and/or foreign income tax.

For the three and six months ended June 30, 2009 the consolidated tax benefit from continuing operations is $1.0 million and $19.7 million, resulting in an effective tax rate benefit of 0.1% and 2.5%, respectively. This compares to a tax expense of $136.4 million and $82.3 million or an effective tax rate of 7.9% and 3.1%, during the same time periods in 2008. These favorable variances for the three and six month periods ended June 30, 2009 are primarily due to a reduction in both the pre-tax loss and incremental deferred tax valuation allowance accrued in the International Business Group and a reduction in pre-tax earnings and tax expense related to federally-taxable Company entities. The International Business Group’s deferred tax valuation allowances accrued for the three and six months ended June 30, 2009 are $153.6 million and $154.0 million respectively compared to $465.2 and $664.9 million for the same time periods in 2008. These valuation allowances related to deferred tax assets of certain foreign operations, primarily in Continental Europe, United Kingdom, Canada and Australia. These valuation allowances were established because, based on historical losses and expected future taxable income, it was no longer more-likely-than-not that these net deferred tax assets would be realized.

With respect to FIN No. 48, Accounting for Uncertainty in Income Taxes, gross unrecognized tax benefits totaled $8.9 million at June 30, 2009, a decrease of $1.5 million for the quarter and $1.4 million year-to-date. The decrease for the quarter ended June 30, 2009 of $1.5 million was due to a decrease in unrecognized tax benefits relating to discontinued operations. The amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is approximately $5.8 million. Related interest and penalties accrued for uncertain income tax positions are recorded in interest expense and other operating expenses, respectively. As of June 30, 2009, the Company had approximately $3.1 million accrued for the payment of interest and penalties.

With few exceptions, the Company is no longer subject to U.S. federal, state, local, or foreign income tax examinations by tax authorities for years before 2004. The Company anticipates the Internal Revenue Service examination of its U.S. income tax returns for 2004 through 2006, along with examinations by various state and local jurisdictions, will be completed by the end of 2009. Therefore, it is possible that certain tax positions may be settled, and unrecognized tax benefits would decrease by approximately $1.3 million over the next twelve months.

18.	Fair Value

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

Mortgage loans held for sale — The Company originates or purchases mortgage loans in the United States that it intends to sell to Fannie Mae, Freddie Mac, and Ginnie Mae (collectively “the Agencies”). Additionally, the Company originates or purchases mortgage loans that it intends to sell into the secondary markets, although this activity was substantially curtailed beginning in 2008. The mortgage loans held for sale portfolio is accounted for at the lower of cost or market (“LOCOM”). Only those loans that are currently being carried at market under LOCOM are included within the Company’s nonrecurring fair value measurement tables. Mortgage loans held for sale account for 7% of all recurring and nonrecurring assets reported at fair value at June 30, 2009.

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

Loans valued using observable market prices for identical or similar assets — This includes all domestic mortgage loans that can be sold to the Agencies, which are valued predominantly by published forward agency prices. This will also include all non-agency domestic loans or international loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value), or quoted market prices for similar loans are available. As these valuations are derived from quoted market prices, the Company classifies these valuations as Level 2 in the fair value disclosures. As of June 30, 2009, 41% of the Company’s mortgage loans held for sale that are currently being carried at market under LOCOM are classified as Level 2. Due to the illiquidity of the mortgage marketplace, it may be necessary to look for alternative sources of value, including the whole-loan purchase market for similar loans, and place more reliance on the valuations using internal models.

Loans valued using internal models — To the extent observable market prices are not available; the Company will determine the fair value of mortgage loans held for sale using internally developed valuation models. These valuation models estimate the exit price the Company expects to receive in the whole-loan market. Although the Company utilizes and gives priority to market observable inputs such as interest rates and market spreads within these models, the Company typically is required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate and validate these internal inputs, these internal inputs require the use of judgment by the Company and can have a significant

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

impact on the determination of the loan’s fair value. Accordingly, the Company classifies these valuations as Level 3 in the fair value disclosures. As of June 30, 2009, 59% of the Company’s mortgage loans held for sale that are currently being carried at market under LOCOM are classified as Level 3.

Due to limited sales activity and periodically unobservable prices in certain of the Company’s markets, certain mortgage loans held for sale portfolios may transfer between Level 2 and Level 3 or vice versa in future periods.

Certificated and uncertificated trading securities — The Company’s trading securities are classified as either certificated or uncertificated. Certificated trading securities are reported as its own line item on the consolidated balance sheet and uncertificated trading securities are reported within other assets on the consolidated balance sheet. Certificated and uncertificated trading securities are recorded at fair value and may include retained interests in assets sold through off-balance sheet securitizations and purchased securities. The securities may be mortgage-backed or mortgage-related asset-backed securities (including senior and subordinated interests), interest-only, principal only, or residual interests and may be investment grade, non-investment grade or unrated securities. The Company bases its valuation of the securities on observable market prices when available; however, observable market prices are not available for a significant portion of these assets due to illiquidity in the markets. When observable prices are not available, the Company primarily bases valuations on internally developed discounted cash flow models that use a market-based discount rate. The valuation considers recent market transactions, experience with similar securities, current business conditions and analysis of the underlying collateral, as available. In order to estimate cash flows, the Company utilizes various significant assumptions, including market observable inputs such as forward interest rates, as well as internally developed inputs such as prepayment speeds, delinquency levels, and credit losses. Accordingly, the Company classified 99.5% of certificated trading securities and 100% of uncertificated trading securities as Level 3 at June 30, 2009. Certificated and uncertificated trading securities account for 2% and 3%, respectively, of all recurring and nonrecurring assets reported at fair value at June 30, 2009.

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

As a result of the Company’s use of significant unobservable inputs in this fair value measurement, the Company classifies these loans as Level 3. These loans account for 21% of all recurring and nonrecurring assets reported at fair value at June 30, 2009.

Mortgage servicing rights (“MSRs”) — The Company typically will retain MSRs when it sells assets into the secondary market. MSRs do not trade in an active market with observable prices. Therefore, the Company uses internally developed discounted cash flow models to estimate the fair value of MSRs and classify all MSRs as Level 3. These internal valuation models estimate net cash flows based on internal operating assumptions that the Company believes would be used by market participants, combined with market-based assumptions for loan prepayment rates, interest rates and discount rates that management believes approximate yields required by investors in this asset. Cash flows primarily include servicing fees, float income and late fees, in each case less

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread derived discount rate. All MSRs are classified as Level 3 and account for 37% of all recurring and nonrecurring assets reported at fair value at June 30, 2009.

Derivative instruments — The Company manages risk through its balance of loan production and servicing businesses while using portfolios of financial instruments, including derivatives, to manage risk related specifically to the value of mortgage loans held for sale, mortgage loans held for investment, MSR’s, foreign currency assets and liabilities and retained interests in off-balance sheet securitizations. The Company is also counterparty to fair value swaps with Ally Bank which effectively transfers the exposure to changes in fair value of specified pools of Ally Bank’s mortgage loans held for sale and interest rate lock commitments to the Company. In addition, the Company is counterparty to total return swap agreements with Ally Bank which effectively transfer the total economic return of specified portfolios of mortgage servicing rights owned by Ally Bank to the Company in exchange for a variable payment based on a fixed spread to LIBOR. See Note 24 — Related Party Transactions for further details.

The Company enters into a variety of derivative financial instruments as part of its hedging strategies. Certain of these derivatives are exchange traded, such as Eurodollar futures, or traded within highly active dealer markets, such as agency to-be-announced securities. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; and therefore, these contracts are classified as Level 1. The Company classified 23% of the derivative assets and 34% of the derivative liabilities reported at fair value as Level 1 at June 30, 2009.

The Company also executes over-the-counter derivative contracts, such as interest rate swaps, floors, caps, corridors, and swaptions. The Company utilizes third-party developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract are entered into the model, as well as market observable inputs such as interest rate forward curves and interpolated volatility assumptions. As all significant inputs into these models are market observable, these over-the-counter derivative contracts are classified as Level 2. The Company classified 71% of the derivative assets and 44% of the derivative liabilities reported at fair value as Level 2 at June 30, 2009.

The Company holds certain derivative contracts that are structured specifically to meet a particular hedging objective. These derivative contracts often are utilized to hedge risks inherent within certain of the Company’s on-balance sheet securitizations. In order to hedge risks on particular bond classes or securitization collateral, the derivative’s notional amount is often indexed to the hedged item. As a result, the Company typically is required to use internally developed prepayment assumptions as an input into the model, in order to forecast future notional amounts on these structured derivative contracts. Accordingly, these derivative contracts are classified as Level 3. The Company classified 6% of the derivative assets and 22% of the derivative liabilities reported at fair value as Level 3 at June 30, 2009.

The Company’s Valuations and Assumptions Executive Committee and The Asset and Liability Committee govern trading activity relating to derivative instruments. The Company’s policy is to minimize credit exposure related to financial derivatives used for hedging, by limiting the hedge counterparties to major banks, financial institutions, exchanges, and private investors who meet established capital and credit guidelines, as well as by limiting the amount of exposure to any individual counterparty. On March 18, 2009, the Company entered into an agreement with GMAC, whereby the Company agreed with GMAC to enter into foreign exchange and interest rate hedging transactions. See Note 24 — Related Party Transactions for terms of this agreement.

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

Available for sale securities — The Company holds a portfolio of available for sale securities that are carried within other assets in the consolidated balance sheet. The majority of these securities relate to the Company’s captive mortgage reinsurance business. Available for sale securities are primarily comprised of agency and other mortgage-backed securities and agency debt related securities. Available for sale securities are carried at fair value primarily based on observable market prices. If observable market prices are not available, the Company’s valuations are based on internally developed discounted cash flow models that use a market-based discount rate and consider recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. In order to estimate cash flows, the Company is required to utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (including prepayment speeds, delinquency levels, and credit losses). The Company classified 96% and 4% of available for sale securities reported at fair value as Level 2 and Level 3, respectively, at June 30, 2009. Available for sale securities account for 2% of all assets reported at fair value at June 30, 2009.

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

The Company determines the fair value of the repossessed, foreclosed and owned properties on a periodic basis. Properties that are valued based upon independent third-party appraisals less costs to sell are classified as Level 2. When third-party appraisals are not obtained, valuations are typically obtained from a third-party broker price opinion; however, depending upon the circumstances, the property list price or other sales price information may be used in lieu of a broker price opinion. The Company typically adjusts a broker price opinion or other price source, as appropriate, in order to take into account damage and other factors that typically cause the actual liquidation value of foreclosed properties to be less than broker price opinion or other price source. This valuation adjustment is based upon the Company’s historical experience and is necessary to ensure the valuation ascribed to these assets takes into account the unique factors and circumstances surrounding a foreclosed asset. As a result of the Company applying an internally developed adjustment to the third-party provided valuation of the foreclosed property, these assets are classified as Level 3 in the fair value disclosures. As of June 30, 2009, 67% and 33% of the Company’s other real estate owned that are being carried at fair value less costs to sell are classified as Level 2 and Level 3, respectively.

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

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

The Company values securitization debt that was elected pursuant to the fair value option, as well as any economically retained positions, using market observable prices whenever possible. The securitization debt is principally in the form of asset-backed and mortgage-backed securities collateralized by the underlying mortgage loans held for investment. Due to the attributes of the underlying collateral and current capital market conditions, observable prices for these instruments are typically not available in active markets. In these situations, the Company considers observed transactions as Level 2 inputs in its discounted cash flow models. Additionally, the Company’s discounted cash flow models utilize other market observable inputs such as interest rates, and internally derived inputs such as prepayment speeds, credit losses, and discount rates. As a result of the reliance on significant assumptions and estimates for model inputs, fair value option elected financing securitization debt is classified as Level 3. On-balance sheet securitization debt accounts for 76% of all liabilities reported at fair value June 30, 2009.

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

	Recurring Fair Value Measurements
	At June 30, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Certificated trading securities	$302	$430	$155,318	$156,050
Mortgage loans held for investment(1)	—	—	1,587,951	1,587,951
Mortgage servicing rights	—	—	2,751,996	2,751,996
Other assets:
Derivative assets	226,104	696,178	63,294	985,576
Available for sale securities	—	92,387	4,316	96,703
Uncertificated trading securities	—	—	236,202	236,202

Total assets	$226,406	$788,995	$4,799,077	$5,814,478

Liabilities
Collateralized borrowings:
On-balance sheet securitization debt(1)	$—	$—	$(1,573,845)	$(1,573,845)
Other Liabilities:
Derivative liabilities	(162,721)	(214,191)	(106,605)	(483,517)

Total liabilities	$(162,721)	$(214,191)	$(1,680,450)	$(2,057,362)

(1)	These items are carried at fair value due to fair value option election under SFAS No. 159.

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

	Level 3 Recurring Fair Value Measurements
	Six Months Ended June 30, 2009
	January 1, 2009 Level 3 Fair Value	Total Net Gains/(Losses) Included in Net Income(b):				Other Comprehensive Income		Purchases, Sales, Issuances and Settlements, Net	Net Transfers Into/(Out of) Level 3	End of Period Level 3 Fair Value
		Realized Gains (Losses)		Unrealized Gains (Losses)
	(In thousands)
Assets
Certificated trading securities	$211,058	$(1,995	)(c)	$(36,198	)(c)	$—		$(36,203)	$18,656	$155,318
Mortgage loans held for investment(a)	1,861,407	260,560	(d)	248,457	(d)	—		(782,473)	—	1,587,951
Mortgage servicing rights	2,847,850	(13,042	)(e)	194,560	(e)	—		(277,372)	—	2,751,996
Other assets:
Available for sale securities	1,906	21	(i)	—		(4,582	)(f)	(55)	7,026	4,316
Uncertificated trading securities	313,143	24,348	(g)	(167	)(g)	—		(101,122)	—	236,202

Total	$5,235,364	$269,892		$406,652		$(4,582)		$(1,197,225)	$25,682	$4,735,783

Liabilities
Collateralized borrowings:
On-balance sheet securitization debt(a)	$(1,898,521)	$(220,124	)(d)	$(223,737	)(d)	$—		$768,537	$—	$(1,573,845)
Other Liabilities:
Derivative liabilities, net	24,157	241,891	(h)	112,708	(h)	—		(422,067)	—	(43,311)

Total	$(1,874,364)	$21,767		$(111,029)		$—		$346,470	$—	$(1,617,156)

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

	Level 3 Recurring Fair Value Measurements
	Six Months Ended June 30, 2008
	January 1, 2008 Level 3 Fair Value	Total Net Gains/(Losses) Included in Net Income(b):				Other Comprehensive Income		Purchases, Sales, Issuances and Settlements, Net	Net Transfers Into/ (Out of) Level 3	End of Period Level 3 Fair Value
		Realized Gains (Losses)		Unrealized Gains (Losses)
	(In thousands)
Assets
Certificated trading securities	$1,181,319	$(109,976	)(c)	$(263,697	)(c)	$—		$(300,192)	$—	$507,454
Mortgage loans held for investment(a)	6,683,649	678,519	(d)	(3,266,411	)(d)	—		(1,437,464)	—	2,658,293
Mortgage servicing rights	4,713,414	(17,295	)(e)	58,006	(e)	—		663,236	—	5,417,361
Other assets:
Available for sale securities	3,558	—		—		(561	)(f)	241	—	3,238
Uncertificated trading securities	460,850	27,716	(g)	(133,365	)(g)	—		28,883	—	384,084

Total	$13,042,790	$578,964		$(3,605,467)		$(561)		$(1,045,296)	$—	$8,970,430

Liabilities
Collateralized borrowings:
On-balance sheet securitization debt(a)	$(6,734,448)	$(234,799	)(d)	$2,865,761	(d)	$—		$1,349,733	$—	$(2,753,753)
Collateralized debt obligations(a)	(351,226)	(7,743	)(c)	43,039	(c)	—		67,822	—	(248,108)
Other liabilities:
Derivative liabilities, net	(39,064)	73,930	(h)	(70,825	)(h)	—		42,564	—	6,605

Total	$(7,124,738)	$(168,612)		$2,837,975		$—		$1,460,119	$—	$(2,995,256)

(a)	Carried at fair value due to fair value option election under SFAS No. 159.

(b)	Net income is inclusive of both realized and change in unrealized gains and losses as well as interest related to the underlying asset or liability.

(c)	Fair value adjustment reported in gain (loss) on investment securities, net and related interest accretion on these assets are reported in interest income.

(d)	Fair value adjustment reported in other revenue, net and related interest on loans and debt are reported in interest income and interest expense, respectively.

(e)	Fair value adjustment reported in servicing asset valuation and hedge activities, net.

(f)	Change in unrealized gains (losses) on available for sale securities recorded in equity as other comprehensive income.

(g)	Fair value adjustment reported in other revenue, net and interest accretion on these assets are reported in interest income.

(h)	See Note 19 — Derivative Instruments and Hedging Activities — for location of fair value adjustments in income statement.

(i)	Interest accretion is reported in interest income.

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

The table below presents the items which the Company measures at fair value on a nonrecurring basis.

	Nonrecurring Fair Value Measurements
	As of June 30, 2009
	Nonrecurring Fair Value Measures			Total Estimated Fair Value	Lower of Cost or Fair Value or Credit Allowance	Total Gains (Losses) Included in Earnings from Continuing Operations for the Six Months Ended June 30,
	Level 1	Level 2	Level 3			2009	2008
	(In thousands)
Mortgage loans held for sale(1)	$—	$223,519	$324,145	$547,664	$(669,386)
Lending receivables(3)	—	397,030	203,759	600,789	(504,443)
Investments in real estate and other:
Equity investments(5)	—	—	102,213	102,213		$(227,599)	$—
Other assets:
Other real estate owned(2)	—	195,036	96,495	291,531	(103,012)
Model home portfolio(4)	—	129,097	—	129,097		5,881	(21,350)

Total	$—	$944,682	$726,612	$1,671,294	$(1,276,841)	$(221,718)	$(21,350)

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

For table Notes (4) and (5), changes to the income statement are the most relevant indicator of the impact on earnings and measuring these specific items to fair value.

(4)	The model home portfolio held by the Business Capital Group is accounted for as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets.

(5)	During the three months ended June 30, 2009, in conjunction with discussions held with GMAC’s bank holding company regulators, the Company concluded certain equity investments were inadmissible activities of a bank holding company. As a result, these equity investments were considered other than temporarily impaired under APB No. 18 and were required to be adjusted to their fair value.

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

The Company carries the fair value of mortgage loans held for investment on the balance sheet. The Company’s policy is to separately record interest income on these fair value elected loans unless they are placed on nonaccrual status when they are 60 days past due; these amounts continue to be classified within interest

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

income on the consolidated income statement. The fair value adjustment recorded for the mortgage loans held for investment is classified within other revenue, net on the consolidated income statement.

The fair value elected debt balances are recorded within collateralized borrowings in securitization trusts on the consolidated balance sheet. The Company’s policy is to separately record interest expense on the fair value elected securitization debt, which continues to be classified within interest expense on the consolidated income statement. The fair value adjustment recorded for this debt is classified within other revenue, net on the consolidated income statement.

The table below displays the Company’s fair value option elections and information regarding the amounts recorded within earnings for each fair value option elected item.

	Changes in Fair Value Included in the Condensed Consolidated Income Statement
	Interest Income	Interest Expense	Other Revenue, Net	Gain on Investment Securities, Net	Total Included in Net Income	Change in Fair Value Due to Credit Risk(1)
	(In thousands)
Three Months Ended June 30, 2009
Mortgage loans held for investment	$133,218	$—	$187,636	$—	$320,854	$21,572	(2)
Collateralized borrowings:
On-balance sheet securitizations	—	(58,806)	(249,046)	—	(307,852)	22,240	(3)

Total					$13,002

Three Months Ended June 30, 2008
Mortgage loans held for investment	$181,978	$—	$(766,540)	$—	$(584,562)	$(69,754	)(2)
Collateralized borrowings:
On-balance sheet securitizations	—	(95,034)	692,717	—	597,683	48,109	(3)
Collateralized debt obligations	—	(2,960)	—	21,747	18,787	—	(4)

Total					$31,908

Six Months Ended June 30, 2009
Mortgage loans held for investment	$275,648	$—	$233,369	$—	$509,017	$(42,578	)(2)
Collateralized borrowings:
On-balance sheet securitizations	—	(119,043)	(324,818)	—	(443,861)	83,954	(3)

Total					$65,156

Six Months Ended June 30, 2008
Mortgage loans held for investment	$380,458	$—	$(2,968,350)	$—	$(2,587,892)	$(87,655	)(2)
Collateralized borrowings:
On-balance sheet securitizations	—	(209,450)	2,840,412	—	2,630,962	69,760	(3)
Collateralized debt obligations	—	(7,743)	—	43,039	35,296	—	(4)

Total					$78,366

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

Below is a table that provides the aggregate fair value and the aggregate unpaid principal balance for the Company’s fair value option elected loans and long-term debt instruments:

	As of June 30, 2009
	Unpaid Principal Balance	Loan Advances/ Other		Accrued Interest		Fair Value Allowance		Fair Value
	(In thousands)
Mortgage Loans Held for Investment:
Total loans	$7,944,540	$(139,328)		$76,372		$(6,293,633)		$1,587,951
Nonaccrual loans	1,759,057	—	(a)	—	(a)	—	(a)	—	(a)
Loans 90+ days past due(b)	1,354,087	—	(a)	—	(a)	—	(a)	—	(a)
Collateralized Borrowings:
On-balance sheet securitizations	$(7,767,526)	$(455)		$(16,469)		$6,210,605		$(1,573,845)

(a)	The Company measured fair value of the mortgage loans held for investment using a portfolio approach or an in-use premise. By utilizing exit prices at a pool level, this approach does not allow the Company to reliably estimate the fair value of nonaccrual and 90+ loans and, therefore, the fair value of those items is not included in the table above. Unpaid principal balances are provided to allow assessment of the materiality of nonaccrual and 90+ loans relative to total loans.

(b)	In the table above, 90+ loans are included in nonaccrual loans that are included in total loans.

Fair Value of Financial Instruments (SFAS No. 107)

In accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments, as amended by FSP FAS No. 107-1 and APB 28-1, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheet, for which fair value can be estimated.

The following describes the Company’s methods for estimating the fair value for financial instruments. Descriptions are not provided for those items that have zero balances as of the current balance sheet date.

Cash and cash equivalents — The carrying value of cash equivalents approximates fair value because of the short maturities of these instruments.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Mortgage loans held for sale — Fair value is equal to the market value determined for lower of cost or market measurement purposes. Carrying value differs from fair value as certain loans may be required to be carried at cost under lower of cost or market measurement (i.e. fair value is greater than cost). See discussion of valuation methods and assumptions used for mortgage loans held for sale within the Fair Value Measurement (SFAS No. 157) section of this Note.

Certificated and uncertificated trading securities — Certificated and uncertificated trading securities are a recurring fair value measurement; therefore, carrying value equals fair value. See discussion of valuation methods and assumptions used for these assets within the Fair Value Measurement (SFAS No. 157) section of this Note.

Mortgage loans held for investment — Mortgage loans held for investment used as collateral for securitization debt have been legally isolated from the Company and are beyond the reach of the Company’s creditors. The Company is using a portfolio approach or an in-use premise to measure these loans at fair value. The objective in fair valuing these loans and related collateralized borrowings is to reflect the Company’s retained economic position in the securitizations.

Mortgage loans held for investment that are not securitized use valuation methods and assumptions similar to those used for mortgage loans held for sale. These valuations take into account the unique attributes of the respective mortgage loans, such as geography, delinquency status, product type, and other factors. The Company has estimated fair value of its mortgage loans held for investment in conformity with FSP FAS No. 157-4, Determining whether a Market Is Not Active and a Transaction Is Not Distressed. As such, the Company assumes estimated fair value equals the price that would be received in an orderly transaction, including a market-based return and not representative of a forced liquidation or distressed sale.

Lending receivables — Performing lending receivables are generally valued by discounting expected future cash flows using the Company’s best estimate of a market-based discount rate. The majority of the Company’s performing lending receivables are held short-term at variable interest rates. For those receivables held short-term, carrying value equals fair value. Non-performing lending receivables are generally valued using the Company’s best estimate of the ultimate recoverable value of the receivable, which is predominantly a function of underlying collateral value, and factoring in an anticipated market-based return.

Available for sale securities — Available for sale securities are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurement (SFAS No. 157) section of this Note.

Derivative assets and liabilities — Derivatives are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the Fair Value Measurement (SFAS No. 157) section of this Note.

Restricted cash — The carrying value of restricted cash approximates fair value because it is cash or cash equivalents with short maturities.

Parent/Affiliate borrowings — Parent and affiliate borrowings have been executed to approximate arms-length terms. These borrowing arrangements generally charge floating interest rates based on an index plus a market-based spread. There are frequent negotiations and restructuring activities around these borrowing arrangements. Accordingly, the interest rates on these borrowings would be equivalent to those demanded in the market and thus carrying value would approximate fair value.

Collateralized borrowings — Collateralized borrowings primarily consist of mortgage or asset- backed debt from the Company’s previously issued on balance sheet securitizations. Valuations are based on market

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

observable prices whenever possible. When observable prices for these instruments are not available, the Company uses discounted cash flow models that utilize observable inputs such as interest rates, and internally derived inputs such as prepayment speeds, credit losses, and discount rates.

Other borrowings — Primarily represent the Company’s secured and unsecured notes, but also include the Company’s third party funding facilities (see Note 12 for further detail). The Company’s secured and unsecured notes are valued based on market observable prices when available. The Company’s third party funding facilities have floating rates based on an index plus a spread. These borrowings have recently been negotiated or amended and the credit spread would be consistent with those demanded in the market. Accordingly, the interest rates on these borrowings would be at market and thus carrying value would approximate fair value.

The following table presents the carrying amounts and estimated fair values of all the Company’s financial instruments recognized on the balance sheet. Considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange:

	As of June 30, 2009		As of December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$1,188,722	$1,188,722	$6,982,761	$6,982,761
Mortgage loans held for sale	1,665,602	1,666,362	2,628,907	2,637,102
Certificated trading securities	156,050	156,050	288,347	288,347
Mortgage loans held for investment, net	9,093,211	5,958,043	24,745,575	22,477,934
Lending receivables, net	912,841	822,341	6,005,308	5,745,897
Automotive loans and lease financing, net	—	—	3,139,044	3,003,762
Available for sale securities	96,703	96,703	426,192	426,192
Uncertificated trading securities	236,202	236,202	313,143	313,143
Derivative assets	985,576	985,576	1,625,210	1,625,210
Restricted cash	971,604	971,604	1,372,184	1,372,184
Other assets	—	—	92,885	92,095
Liabilities
Parent and affiliate borrowings	$2,931,169	$2,931,169	$2,670,904	$2,670,904
Collateralized borrowings in securitization trusts	3,640,532	2,506,525	3,752,457	3,330,522
Other borrowings	9,047,515	6,626,131	22,635,976	17,437,861
Deposit liabilities	—	—	19,861,515	19,924,953
Derivative liabilities	483,517	483,517	237,406	237,406

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

19.	Derivative Instruments and Hedging Activities

The Company enters into a variety of derivative and non-derivative instruments in connection with its risk management activities. The Company’s primary objective for executing these derivative and non-derivative instruments is to mitigate the Company’s economic exposure to future events that are outside its control. The Company’s derivative financial instruments are utilized principally to manage market risk and cash flow volatility associated with interest rate risk (including associated prepayment risk), as well as foreign currency risk related to certain assets and liabilities. The Company is also counterparty to fair market value swaps with Ally Bank which effectively transfers the exposure to changes in fair value of specified pools of Ally Bank’s mortgage loans held for sale and interest rate lock commitments to the Company. In addition, the Company is counterparty to total return swap agreements with Ally Bank which effectively transfer the total economic return of specified portfolios of mortgage servicing rights owned by Ally Bank to the Company in exchange for a variable payment based on a fixed spread to LIBOR. On June 1, 2009, notice to terminate the total return swap agreements was received from Ally Bank and is effective September 1, 2009. Refer to Note 24 — Related Party Transactions. The Company does not trade derivative instruments for reasons beyond risk management.

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

Interest Rate Sensitive Assets/Liabilities

Mortgage Loan Commitments, Loans Held for Sale and Held for Investment — The Company is exposed to interest rate risk from the time an IRLC is made, either directly or indirectly through the fair market value swaps with Ally Bank, until the time the mortgage loan is sold. Changes in interest rates impact the market price for the mortgage loan; as market interest rates decline, the value of existing IRLCs, mortgage loans held for sale and mortgage loans held for investment increase and vice versa. The primary objective of the Company’s risk management activities related to IRLCs, mortgage loans held for sale and mortgage loans held for investment is to eliminate or reduce any interest rate risk associated with these items.

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

The Company does not apply hedge accounting to its derivative portfolio held to economically hedge its IRLCs, mortgage loans held for sale and mortgage loans held for investment. As of June 30, 2009, the Company

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

had outstanding contracts with a fair value of $26.1 million and outstanding notional of $24.5 billion in place to economically hedge its IRLCs, mortgage loans held for sale and mortgage loans held for investment. Included in the hedges on IRLCs, mortgage loans held for sale and mortgage loans held for investment are market value swaps between the Company and Ally Bank with a net negative fair value of $27.2 million and an outstanding notional of $11.6 billion at June 30, 2009. Under the terms of the market value swaps, Ally Bank transfers the exposure to changes in fair value of specified pools of assets, in this case IRLCs and mortgage loans held for sale, to the Company. Refer to Note 24 — Related Party Transactions.

Mortgage Servicing Rights and Other Retained Interests — The Company’s MSRs and retained interests portfolios are generally subject to loss in value when mortgage rates decline. Declining mortgage rates generally result in an increase in refinancing activity, which increases prepayments and results in a decline in the value of MSRs and other retained interests. To mitigate the impact of this risk, the Company maintains a portfolio of financial instruments, primarily derivatives, which increase in value when interest rates decline. The primary objective is to minimize the overall risk of loss in the value of MSRs and other retained interests due to the change in fair value caused by interest rate changes and their interrelated impact to prepayments.

The Company uses a multitude of derivative instruments to manage the interest rate risk related to MSRs and other retained interests. These include (but are not limited to) interest rate futures contracts, call or put options on U.S. Treasuries, swaptions, mortgage-backed securities (“MBS”) futures, U.S. Treasury futures, interest rate swaps, interest rate floors and interest rate caps. While the Company does not currently utilize non-derivative instruments (i.e. U.S. Treasuries) to hedge this portfolio, it has previously and may utilize them again in the future. The Company monitors and actively manages its risk on a daily basis, and therefore trading volume can be large.

As of June 30, 2009, the Company had outstanding contracts with a fair value of $464.2 million and outstanding notional of $140.3 billion in place to economically hedge its MSRs and other retained interests. Included in this amount are total return swaps between the Company and Ally Bank with a net fair value liability of $3.9 million and an outstanding notional of $1.5 billion at June 30, 2009. Under the terms of the total return swaps, Ally Bank transfers total economic return of specified pools of mortgage servicing rights owned by Ally Bank to the Company in exchange for a variable payment based on a fixed spread to LIBOR. Refer to Note 24 — Related Party Transactions.

Debt — The Company monitors its mix of fixed and floating rate debt in relationship to the rate profile of its assets. When it is cost effective to do so, the Company may enter into interest rate swaps to achieve the interest rate composition of its debt portfolio. Typically, the significant terms of the interest rate swaps match the terms of the underlying debt, resulting in an effective conversion of the rate of the related debt. Additionally, as part of the previous on-balance sheet securitizations and/or secured aggregation facilities, the Company holds interest rate swaps or interest rate caps in certain of its consolidated variable interest entities. These swaps or caps were generally required to meet certain rating agency requirements or were required by the facility lender/provider. The interest rate swaps and/or caps are generally entered into when the debt is issued, accordingly trading volume on this particular derivative portfolio is minimal.

With the exception of a portion of the Company’s senior unsecured notes (discussed further below), the Company has not applied hedge accounting to its derivative portfolio held to mitigate the interest rate risk associated with its debt portfolio. As of June 30, 2009, the Company had outstanding contracts with a negative fair value of $38.0 million and outstanding notional of $7.0 billion in place to economically hedge its debt balances.

In addition to these economic hedges, the Company also holds interest rate swaps that are hedging a portion of its fixed-rate senior unsecured notes. The Company utilizes the interest rate swaps to hedge the fair value of the hedged debt balances. Accordingly, the Company previously elected to designate these as fair value hedges

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). The fair value hedge designation was made at an individual swap/debt issuance level. At the time of designation, the terms of the swaps matched the terms of the underlying debt. Due to the matching of terms, the Company elected the short-cut treatment under SFAS No. 133, which allowed the Company to assume no hedge ineffectiveness.

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

The Company assessed whether the re-designated relationships were highly effective by conducting a regression analysis using historical hedge period data and comparing the results to established thresholds. The Company assesses hedge effectiveness employing a statistical-based approach, which must meet established industry thresholds. Hedge ineffectiveness is measured as the difference between the changes in value of the hedged debt and the designated derivatives. These changes are highly correlated, therefore the carrying value of the hedged debt and the related derivative financial instruments are adjusted and the resulting gain or loss is recognized in current period earnings.

In 2008, nearly all the remaining fair value hedging relationships were discontinued as a result of bond exchanges completed by ResCap in June 2008 and by GMAC for ResCap notes, in December 2008. As of June 30, 2009, the Company had outstanding interest rate swaps with a fair value of $24.9 million and outstanding notional of $263.0 million in place as a fair value hedge of $245.3 million (par value) of its outstanding senior unsecured debt. The Company’s carrying value for the fair value hedged debt is $262.2 million as of June 30, 2009 and the Company recognized a gain of $2.3 million of ineffectiveness on the fair value hedges during the first six months ended June 30, 2009.

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

The Company’s current strategy is to economically hedge foreign currency risk only on ResCap’s net assets and liabilities that are denominated in currencies other than the U.S. dollar (“USD”). The principal objective of the foreign currency hedges is to mitigate the earnings volatility specifically created by currency exchange rate gains and losses. The Company holds forward currency contracts to mitigate risk against currency fluctuation in the Euro and U.K. Sterling. A portion of these forwards have been purchased from GMAC. As of June 30, 2009, the Company’s total outstanding forward currency contracts fair value was a negative $20.7 million of which $12.5 million was held with GMAC. The total outstanding notional related to these contracts was $2.4 billion, of which $643.2 million was held with GMAC.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

In addition to derivatives executed as part of the Company’s hedging strategy above, certain of the Company’s variable interest entities in the United Kingdom have foreign currency swaps in place to hedge bonds outside its function currency (i.e. denominated in the Euro and/or USD). These bonds were issued as part of certain of the Company’s previous on-balance sheet mortgage securitizations. These foreign currency swaps generally were required to achieve particular credit ratings for certain of the securitization bond classes. These currency swaps ultimately mitigate the currency gains/losses recognized by the Company’s U.K. subsidiary on these Euro and USD bonds. As of June 30, 2009, these foreign currency swaps had a fair value of $45.6 million and outstanding notional of $177.8 million.

The Company has not elected to treat any foreign currency swaps as hedges for accounting purposes, principally because the changes in the fair values of the foreign currency swaps are substantially offset by the foreign currency revaluation gains and losses of the underlying assets and liabilities.

Credit Risk

The asset classes exposed to credit risk are the Company’s mortgage loans held for sale, mortgage loans held for investment, retained interests, and to a lesser degree mortgage servicing rights. Generally speaking, the Company has found that it is not cost effective to hedge credit risk with derivative instruments, and accordingly, the Company does not hold derivative instruments to specifically hedge credit risk. The Company does periodically purchase mortgage insurance to manage credit risk on their mortgage related assets. Mortgage loans with an unpaid principal balance of $378.7 million have limited protection through this insurance. Credit losses on mortgage portfolios may be reimbursed for certain governmental guaranteed loans (FHA or VA) or may be covered under certain representation and warranty clauses provided by correspondents or other originators that sell loans to the Company. Additionally, the Company has robust processes and controls in place to monitor, analyze, manage, and mitigate its credit risk.

Accounting Treatment

In accordance with SFAS No. 133, all derivative financial instruments, whether designated for hedging relationships or not, are recorded on the consolidated balance sheet as assets or liabilities and carried at fair value. Due to the nature of derivative instruments, they may be in a receivable/asset position or a payable/liability position at the end of an accounting period. Amounts payable to, and receivable from, the same party under contracts may be offset as long as certain conditions are met. This right to offset exists when all of the following conditions are met: each of the two parties owes the other determinable amounts; the reporting counterparty has the right to offset the amount owed with the amount owed by the other party; the reporting party intends to offset; the right of offset is enforceable by law. If the aforementioned conditions are not met, amounts payable to and receivable from the same counterparty are presented on a gross basis. The Company has elected to present derivatives, which do not meet all of the four criteria listed above, on a gross basis in the balance sheet.

At inception, the Company determines whether a derivative instrument will be part of a qualifying hedge accounting relationship. For each of these relationships, the Company designates the qualifying derivative financial instrument as a hedge of the fair value of a recognized asset or liability (fair value hedge) or a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). The Company also uses derivative financial instruments that do not qualify for hedge accounting treatment under GAAP. Changes in the fair value of derivative financial instruments that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. For qualifying cash flow hedge relationships, the effective portion of the change in the fair value of the derivative financial instruments is recorded in other comprehensive income, a component of equity, and recognized in the income statement when the hedged cash flows affect earnings. Changes in the fair

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

value of derivative financial instruments held for risk management purposes that do not meet the criteria to qualify for hedge accounting are reported in current period earnings. The ineffective portions of fair value and cash flow hedges are immediately recognized in earnings.

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

The hedge accounting treatment described above is no longer applied if a derivative financial instrument is terminated or the hedge designation is removed. For terminated fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the asset or liability and are recognized into income over the remaining life of the asset or liability. For terminated cash flow hedges, unless it is probable that the forecasted cash flow will not occur within a specified time frame, any changes in fair value of the derivative financial instrument remain in other comprehensive income, a component of equity, and are reclassified into earnings in the period that the hedged asset or liability affects income. As of June 30, 2009, the Company held only limited hedge accounting relationships classified as fair value hedges on fixed rate senior unsecured debt.

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

	June 30, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Risk management derivatives — designated as hedging instruments
Interest rate contracts	Other assets	$24,863	Other liabilities	$—

Total derivatives designated as hedging instruments		24,863		—
Derivatives — not designated as hedging instruments Risk management derivatives
Interest rate contracts	Other assets	889,573	Other liabilities	(445,899)
Foreign exchange contracts	Other assets	61,945	Other liabilities	(37,049)

Total		951,518		(482,948)
Non-risk management derivatives Mortgage loan commitments(1)	Other assets	9,195	Other liabilities	(569)

Total derivatives not designated as hedging instruments		960,713		(483,517)

Total derivatives		$985,576		$(483,517)

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

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives Six Months Ended June 30, 2009	Location of Gain (Loss) Recognized in Income on Hedged Item	Amount of Gain (Loss) Recognized in Income on Hedged Item
				Six Months Ended June 30, 2009
	(In thousands)
Interest rate contracts	Interest expense	$1,364	Interest expense	$953

Total		$1,364		$953

Derivatives Not Designated as Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Six Months Ended June 30, 2009
		(In thousands)
Risk management derivatives
Interest rate contracts:
IRLC & mortgage loan hedges	(Loss) gain on mortgage loans, net	$(93,156)
MSR hedges	Servicing asset valuation and hedge activities, net	(662,922)
Mortgage related securities hedges	(Loss) gain on investment securities, net	(7,140)
Collateralized borrowings hedges	Interest expense	(13,858)

Total interest rate contracts		(777,076)
Foreign exchange contracts	Other expense	(201,348)
Non-risk management derivatives
Mortgage loan commitments	Gain (loss) on mortgage loans, net	63,523

Total derivatives		$(914,901)

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

The Company’s derivative portfolios generally are reflected within the operating activities section of the Company’s Consolidated Statement of Cash Flows. Derivative fair value adjustments are captured within the Consolidated Statement of Income line items described in the tables above and accordingly, are generally reflected within the respective line items within the reconciliation of net income (loss) to net cash provided by operating activities section of the Consolidated Statement of Cash Flows. The remaining change in derivative portfolio values are generally reflected within the “net change in other assets” or “net change in other liabilities” line items on the Consolidated Statement of Cash Flows.

Collateral Arrangements

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties which owe the Company under the contracts completely fail to perform under the terms of those contracts, assuming there are no recoveries of underlying collateral, as measured by the market value of the derivative financial instruments. At June 30, 2009 and December 31, 2008 the market value of derivative financial instruments in an asset or receivable position was $1.0 and $1.6 billion, respectively.

The Company minimizes the credit risk exposure by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines. Additionally, the Company reduces credit risk on the majority of its derivative financial instruments by entering into legally enforceable agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, the Company maintains collateral agreements with certain counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments meet established thresholds. The Company has received cash deposits from counterparties totaling $405.3 million and $1.0 billion at June 30, 2009 and December 31, 2008, respectively, for derivative positions in an asset position to the Company. The Company has placed cash deposits totaling $326.8 and $148.7 million at June 30, 2009 and December 31, 2008, respectively, in accounts maintained by counterparties for derivative positions in a liability position to the Company. The cash deposits placed and received are included on the condensed consolidated balance sheet in accounts receivable, other assets and other liabilities, respectively.

The Company is not exposed to credit risk related contingent features in any of its derivative contracts that could be triggered and potentially could expose the Company to future loss.

On March 18, 2009, the Company entered into an ISDA 2002 Master Agreement with GMAC, whereby the Company agreed with GMAC to enter into foreign exchange and interest rate hedging transactions (the “ISDA Agreements”). Also on March 18, 2009, the Company entered into a Master Securities Forward Transaction Agreement (the “Forward Agreement”, and together with the ISDA Agreements, the “Derivative Agreements”) with GMAC whereby the Company agreed to sell certain mortgage-backed securities to GMAC from time to time on a forward basis. On the same date, the Company also entered into a Guarantee and Master Netting Agreement with GMAC, whereby the parties agreed to aggregate, net, and set off against GMAC across the following related agreements: (i) the Derivative Agreements, (ii) the GMAC LOC, and (iii) the Loan and Security Agreement dated April 18, 2008 (the “MSR Agreement”) by the Company and GMAC. In connection with these agreements, the Company agreed to cross-collateralize their respective obligations and granted a security interest to GMAC in any cash or other property posted or required to be posted as collateral by the Company to GMAC pursuant to the terms of the above agreements. As of June 30, 2009, the Company had outstanding contracts with a fair value of $42.0 million and outstanding notional of $7.9 billion in place to economically hedge its interest rate sensitive assets and foreign currency risk under the terms of this agreement.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

20.	Restructuring Charges

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

The following table summarizes by plan and category the Company’s restructuring charge activity for the six months ended June 30, 2009:

	Liability Balance at January 1, 2009	Restructuring Charges (Reversals) Through June 30, 2009	Costs Paid or Otherwise Settled Through June 30, 2009	Liability Balance at June 30, 2009
	(In thousands)
October 2007 Restructuring Plan:
Employee severance	$9,234	$177	$(6,521)	$2,890
Lease terminations and fixed asset write-offs	19,876	941	(5,639)	15,178

Total October 2007 plan	29,110	1,118	(12,160)	18,068

September 2008 Restructuring Plan:
Employee severance	17,883	1,084	(11,204)	7,763
Lease terminations and fixed asset write-offs	29,240	(7,387)	(3,674)	18,179

Total September 2008 plan	47,123	(6,303)	(14,878)	25,942

Total restructuring:
Employee severance	27,117	1,261	(17,725)	10,653
Lease terminations and fixed asset write-offs	49,116	(6,446)	(9,313)	33,357

Total	$76,233	$(5,185)	$(27,038)	$44,010

21.	Managed Assets / Mortgage Loans Serviced

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

•

Loans sold to third-party investors where the Company has retained primary servicing. The loans sold to a third-party investor were sold through an off-balance sheet securitization or were sold through a whole-loan or agency sale. Loans sold to a securitization trust are held in a bankruptcy remote special purpose entity. The Company may retain interests in the form of mortgage-backed securities, residual interests, interest-only strips and principal-only strips. Refer to Note 4 for the discussion of the Company’s retained interest and Note 22 for additional discussion of off-balance sheet securitization transactions. In the case of a whole-loan or agency sale, the loans are sold directly to the third-party or government sponsored entities.

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

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

The managed and total serviced assets of the Company are:

	As of June 30, 2009		As of December 31, 2008
	Number of Loans	Unpaid Principal Balance	Number of Loans	Unpaid Principal Balance
	(Dollars in millions)
On-balance sheet mortgage loans:
Held for sale and investment	212,044	$17,666.6	304,200	$27,085.2
Off-balance sheet mortgage loans:
Loans sold to third-party investors:
Securitizations	711,792	99,093.0	790,999	109,841.2
Whole-loan and agency	1,330,431	198,637.4	1,593,773	249,561.6
Purchased servicing rights	111,015	6,442.7	124,536	7,299.5

Total primary serviced loans	2,365,282	321,839.7	2,813,508	393,787.5
Sub serviced loans	439,007	86,392.4	164,938	35,491.4

Total managed loans	2,804,289	408,232.1	2,978,446	429,278.9
Master servicing only loans	85,303	16,383.5	127,907	25,911.0

Total serviced loans	2,889,592	$424,615.6	3,106,353	$455,189.9

Primary servicing rights represent the Company’s right to service certain mortgage loans originated or purchased and later sold on a servicing-retained basis through securitization activities and whole-loan or agency sales, as well as primary servicing rights the Company purchases from other mortgage industry participants. In connection with its primary servicing activities, the Company makes certain payments of property taxes and insurance premiums, default and property maintenance payments, as well as advances of principal and interest payments before collecting them from individual mortgagors. These advances are included in accounts receivable in the condensed consolidated balance sheet and totaled $1.5 billion at June 30, 2009 and December 31, 2008. The potential obligation of the Company is influenced by the product’s performance and credit quality.

Servicing advances receive priority cash flows, including contractual interest, in the event of a loan principal reduction or foreclosure and ultimate liquidation of the real estate owned property, thus making their collection reasonably assured. The Company maintains an allowance for uncollected primary servicing advances which totaled $19.1 and $12.1 million at June 30, 2009 and December 31, 2008, respectively.

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

	U.S. Mortgage Loan Servicing Portfolio Delinquency
	As of
	June 30, 2009		December 31, 2008
	Number of Loans	Dollar Amount of Loans	Number of Loans	Dollar Amount of Loans
	(Dollars in millions)
Total U.S. mortgage loans serviced	2,248,192	$297,668	2,660,716	$365,033

Period of delinquency
30 to 59 days	82,507	11,572	95,930	$13,166
60 to 89 days	36,987	5,474	43,471	6,294
90 days or more	47,808	6,862	50,529	6,438
Foreclosures pending	66,128	14,187	53,249	10,770
Bankruptcies	67,082	7,375	62,785	6,449

Total delinquent loans	300,512	$45,470	305,964	$43,117

Percent of U.S. mortgages loans serviced	13.37%	15.28%	11.50%	11.81%

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

Loan modifications, which the Company is contractually allowed to perform as a primary servicer in compliance with the Company’s servicing agreements, can include any or all of the following; principal forgiveness, maturity extensions, delinquent interest capitalization and changes to contractual interest rates. In addition, as primary servicer, the Company can agree to modifications upon liquidation of a loan, commonly known as short sales where a portion of the outstanding principal of a mortgage loan is forgiven as part of a sale of the underlying property to a third-party. The Company participates in a variety of government and agency sponsored programs, as well as internally designed proprietary programs, aimed at homeowners at risk of foreclosure. These programs include Fannie Mae’s “HomeSaver Advance”; “Framework Modification” (aka “Bush Plan”); “GMAC ResCap Preemptive Modification”; and GMAC ResCap’s “Quick Strike Modifications.” In addition, in the first quarter of 2009, the Company began participating in President Obama’s Home Affordable Modification Program (“HMP”) and the Homeowner Affordability and Stability Plan (“HASP”). Each plan has varying qualification criteria for the borrower to meet as well as associated modification options which the Company analyzes to determine the best solution for the borrower. Additionally, the Company has performed periodic foreclosure moratoriums, which are designed to provide borrowers with extra time to sort out their financial difficulties while allowing them to stay in their homes.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

The Company also acts as a sub servicer of mortgage loans. As the sub servicer, the Company performs the responsibilities of a primary servicer but does not own the corresponding servicing rights. As of June 30, 2009, the Company acted as sub servicer on 439,007 loans having an aggregate unpaid principal balance of $86.4 billion. The Company receives a fee from the primary servicer for such services. As the sub servicer, the Company would have the same responsibilities of a primary servicer in that it would make certain payments of property taxes and insurance premiums, default and property maintenance, as well as advances of principal and interest payments before collecting them from individual mortgagors. As of June 30, 2009 outstanding servicer advances related to sub serviced loans were $108.3 million and the Company had a reserve for uncollected sub servicer advances of $2.5 million. Servicer advances receive priority cash flows in the event of foreclosure or liquidation thus making collection reasonably assured and the Company’s credit risk is consistent with its exposure as a primary servicer.

Master servicing rights represent the right to service mortgage-backed and mortgage-related asset-backed securities and whole-loan packages sold to investors. The Company is the master servicer for 917,988 loans having an aggregate unpaid principal balance of $126.4 billion as of June 30, 2009. In many cases, the Company acts as master and primary servicer. At June 30, 2009, the Company was the master servicer and was not the primary servicer of 85,303 loans having an aggregate unpaid principal balance of $16.4 billion. When the Company acts as master servicer, it collects mortgage loan payments from primary servicers and distributes those funds to investors in mortgage-backed and mortgage-related asset-backed securities and whole-loan packages. As the master servicer, the Company is required to advance scheduled payments to the trust. To the extent that the primary servicer doesn’t advance the payments, as the master servicer, the Company is responsible for advancing the payment to the trust. In most cases, the Company is required to advance these payments to the point of liquidation of the loan or reimbursement of the trust. The Company had outstanding master servicing advances of $14.3 million as of June 30, 2009. Servicing advances receive priority cash flows, including contractual interest, in the event of foreclosure or liquidation, thus making their collection reasonably assured.

22.	Off-Balance Sheet Securitization Transactions

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

As part of the Company’s securitizations, the Company typically retains servicing rights and other retained interests. Accordingly, the Company’s servicing rights result in continued involvement in the form of servicing the underlying mortgages (primary servicing) and/or servicing the bonds resulting from the securitization transactions (master servicing) through servicing platforms. Under the servicing contracts, the Company is obligated to provide certain advances, including scheduled principal and interest payments on delinquent loans in certain domestic securitizations and is required to fund investor triggered put redemptions in certain international securitizations. The Company receives primary and master servicing fees of up to 650 basis points per annum. Additionally, the Company typically is entitled to other servicing compensation, such as late fees, other ancillary fees, and/or float. See discussion regarding the valuation of servicing rights in Note 18.

The retained interests the Company may receive represent a continuing economic interest in the securitization. Retained interests include (but are not limited to) senior or subordinate mortgage or asset-backed securities, interest-only strips, principal-only strips, and residuals. Certain of these retained interests provide credit enhancement to the securitization structure as they may absorb credit losses or other cash shortfalls in the securitization. Additionally, the securitization documents may require cash flows be directed away from certain of the Company’s retained interests due to specific over-collateralization requirements, which may or may not be performance driven. The value of any interests that continue to be held by the Company take into consideration the features of the securitization transaction and are generally subject to credit, prepayment and/or interest rate risks on the transferred financial assets — see further discussion regarding the valuation of retained interests in Note 18. The Company is typically not required to continue retaining these interests. In the past, the Company has sold certain of these retained interests when it best aligns to the economic or strategic plans of the Company.

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

Mortgage loans sold into a securitization transaction are de-recognized when they meet the sale requirements of SFAS No. 140. The assets obtained from the securitization are recorded, such as cash proceeds, retained interests and servicing rights. The Company has elected fair value treatment for its existing servicing rights portfolio. The Company’s retained interest portfolio is held for trading and accordingly is carried at fair value with valuation adjustments recorded through current period earnings. Liabilities incurred as part of the transaction, such as for representation and warranties and/or early payment default provisions, are recorded at fair value at the time of sale. Upon the sale of the mortgage loans, a gain or loss on sale is recognized for the difference between the assets/proceeds received/recognized, the assets sold/derecognized, and the liabilities recorded as part of the transaction. For the six months ended June 30, 2009 and 2008, the Company recognized pretax losses of $4.2 and $162.4 million, respectively, on the securitization transactions of residential mortgage loans.

The following summarizes the type and amount of mortgage loans held by securitization trusts in transactions that qualified for off-balance sheet treatment:

	June 30, 2009	December 31, 2008
	(In thousands)
Prime conforming	$296	$298
Prime non-conforming	67,854,753	78,673,047
Prime second-lien	9,472,612	11,454,519
Nonprime	32,632,340	36,107,277

Total off-balance sheet securitized mortgage loans(a)	$109,960,001	$126,235,141

(a)	Excludes $2.4 and $1.6 billion at June 30, 2009 and December 31, 2008, respectively, of loans held by securitization trusts that the Company has the option to repurchase per EITF Issue No. 02-9 as they are included in mortgage loans held for sale and investment.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

23.	Variable Interest Entities

The following describes the variable interest entities that the Company has consolidated or in which the Company has a significant variable interest as described in FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46R”).

IB Finance — IB Finance remaining non-voting interests were sold to GMAC on January 30, 2009 and accordingly, were deconsolidated by the Company. (See Note 2 – Discontinued Operations for further discussion).

Off-balance Sheet Securitization Trusts — The Company sells pools of residential mortgage loans through securitization transactions that qualify for off-balance sheet treatment. Under SFAS No. 140, these entities are set up as trusts and are considered a qualifying special purpose entity (“QSPE”). The Company does not consolidate these QSPE’s as they are specifically excluded from FIN No. 46R and are not required to be consolidated under SFAS No. 140. The Company’s maximum exposure to loss related to its off-balance sheet asset sales can not be easily quantified, but generally could be viewed as loss equal to the fair value of its continuing involvement assets associated with its off-balance sheet securitization trusts (i.e., mortgage servicing rights, retained interests, and servicing advances) plus its recourse obligations through representation and warranty or early payment default clauses. See Note 22 for further discussion of off-balance sheet securitization transactions.

On-Balance Sheet Securitization Trusts — The Company has certain securitization transactions that are not qualifying special purpose entities and are variable interest entities within the scope of FIN No. 46R. The Company typically holds the first loss position in these securitization transactions and as a result, anticipates absorbing the majority of the expected losses of the variable interest entity. Accordingly, the Company is the primary beneficiary and thus has consolidated these securitization trust entities. The assets of the consolidated securitization trusts totaled $3.9 billion and $3.8 billion at June 30, 2009 and December 31, 2008, respectively. The majority of the assets are included in mortgage loans held for investment in the Company’s condensed consolidated balance sheet. The liabilities of these securitization trust entities totaled $4.0 billion and $3.8 billion at June 30, 2009 and December 31, 2008, respectively. The majority of these liabilities were included in collateralized borrowings in the Company’s condensed consolidated balance sheet.

The nature, purpose, activities, and Company’s forms of continuing involvement with the consolidated securitization trusts are virtually identical to those described for the Company’s off-balance sheet securitization trusts, as described in detail within Note 22. The Company has not provided financial or other support to the consolidated securitization trusts that it was not previously contractually required to provide. The assets of the securitization trusts generally are the sole source of repayment on the securitization trusts liabilities. The creditors of the securitization trusts do not have recourse to the general credit of the Company, with the exception of the customary representation and warranty repurchase provisions and in certain transactions, early payment default provisions.

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

These entities are variable interest entities within the scope of FIN No. 46R. Due to the subordinated loan and the guarantee, the Company anticipates absorbing the majority of the expected losses of these variable interest entities. Accordingly, the Company is the primary beneficiary and thus has consolidated these entities.

The assets of these residential mortgage warehouse entities totaled $927.6 million and liabilities totaled $1.1 billion at June 30, 2009. The majority of the assets and liabilities are included in mortgage loans held for sale or mortgage loans held for investment and other borrowings, respectively, in the Company’s condensed consolidated balance sheet. The creditors of these variable interest entities do not have legal recourse to the general credit of the Company.

Construction and Real Estate Lending — The Company uses special purpose entities to finance construction lending receivables and other Real Estate Owned assets. The special purpose entities purchase and hold the assets through financing obtained from third-party asset-backed commercial paper conduits.

The Company is the primary beneficiary since it absorbs the majority of the losses, and as such, consolidates the entities in accordance with FIN No. 46R. The assets in these entities totaled $669.4 million and $1.2 billion at June 30, 2009 and December 31, 2008, respectively, which were included in lending receivables, net of unearned income, in the Company’s condensed consolidated balance sheet. The liabilities in these entities totaled $318.7 and $557.1 million at June 30, 2009 and December 31, 2008, respectively. The beneficial interest holders of these variable interest entities do not have legal recourse to the general credit of the Company. The Company does not provide non-contractual financial support. All forward commitments to fund receivable obligations previously eligible for financing under this facility were funded by an alternative source creating additional over-collateralization.

The Company invests in certain entities and as such enters into subordinated real estate lending arrangements. These entities are created to develop land and construct properties. Management has determined that the Company does not have the majority of the expected losses or returns, and as such, consolidation is not appropriate under FIN No. 46R. Total assets in these entities were $40.3 million at June 30, 2009, of which $41.3 million represents the Company’s maximum exposure. The Company does not have contractual obligation to provide any type of financial support in the future, nor has the Company provided non-contractual financial support or any type of support to the entity in 2008.

In prior periods, the Company provided a senior construction loan to WB Kirby Hill, LLC (“Kirby Hill”), an entity created by a third-party home builder to develop residential home sites. In June 2009, the Company exchanged the construction lending receivable totaling $60.3 million for the developer’s 95.1% equity interest in Kirby Hill. The entity is considered a variable interest entity as its equity investment at risk is not sufficient and it is reliant on additional subordinated financial support from the Company. The Company is the primary beneficiary as its ownership interest will absorb the majority of the losses, and for that reason, the Company consolidates Kirby Hill in accordance with FIN No. 46R. As of June 30, 2009, the assets of the entity carried were $39.2 million and are included in other assets — repossessed, foreclosed and owned real estate. The entity had non-debt related liabilities of $10.3 million. The exchange resulted in the Company recording a charge-off on its lending receivable of $31.3 million. The Company’s future exposure to loss related to Kirby Hill is any deterioration in the remaining value of the entity’s assets. The Company is not obligated to provide additional support to the entity in the future, but may do so, if it will maximize the economic result of resolving these assets.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Model Home Financings – GMAC Model Home Finance, LLC was sold to CMH, LLC, an affiliate of both Cerberus Capital Management, L.P. and GMAC Model Home Finance I, (“GMAC MHF 1”), a wholly-owned subsidiary of RFC, LLC. Cerberus Capital Management also agreed to loan $230 million to CMH, LLC (a 5-year term loan) at 15% interest and has committed to lend an additional $10 million as a revolver if needed, of a 5-year term and 15% rate. Cerberus contributed $10,000 of Class A Senior Preferred Capital into the Company, GMAC MHF 1 was given $227 million in Class B Junior Preferred Capital in exchange for the approximately $480 million in assets.

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

As of June 30, 2009, Cerberus was repaid in full under the term loan and was paid their preferred return on Class A Senior Preferred Capital.

The Company holds all the remaining interests in CMH, LLC and accordingly is the primary beneficiary and consolidates the entities in accordance with FIN No. 46R. The assets in CMH, LLC totaled $106.3 million at June 30, 2009, which were included in residential real estate and other assets in the Company’s condensed consolidated balance sheet. The liabilities in CMH, LLC totaled $0.9 million at June 30, 2009, which where classified as other borrowings and other liabilities on the Company’s condensed consolidated balance sheet. The Company does not have contractual obligation to provide any type of financial support in the future, nor has the Company provided non-contractual financial support or any type of support to the entity in 2008 or 2009.

The Company continues to service, account for, market and sell the assets, without a servicing fee. However, it does receive reimbursement of expenses directly related to the assets such as property taxes and other direct out-of-pocket expenses the Company incurs. This VIE does not conduct new business and therefore no new assets have transferred into CMH, LLC.

Servicing Funding — In order to assist in the financing of the Company’s servicing advance receivables, the Company formed a special purpose entity that issues term notes to third-party investors that are collateralized by servicing advance receivables. These servicing advance receivables are transferred to the SPE and consist of delinquent principal and interest advances made by the Company, as servicer, to various investors, property taxes and insurance premiums advanced to taxing authorities and insurance companies on behalf of borrowers, and amounts advanced for mortgages in foreclosure. The SPE funds the purchase of the receivables from financing obtained from the third-party investors, as well as a subordinated loan and/or an equity contribution from the Company. Management has determined that the Company is the primary beneficiary of the SPE, and as such, consolidates the entity in accordance with FIN No. 46R. The assets of this entity totaled $1.1 billion at June 30, 2009, which are included in accounts receivable on the condensed consolidated balance sheet. The liabilities of this entity totaled $1.2 billion at June 30, 2009, consisting of $700.0 million in third-party term notes which are included within other borrowings on the condensed consolidated balance sheet, and $486.3 million in affiliate payables to the Company which are eliminated in consolidation. The beneficial interest holder of this variable interest entity does not have legal recourse to the general credit of the Company. The Company does not have contractual obligation to provide any type of financial support in the future, nor has the Company provided non-contractual financial support to the entity in the first six months of 2009.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

24.	Related Party Transactions

A summary of transactions with GMAC, Cerberus and GM are shown below. Transactions with Ally Bank are discussed in the section titled “Transactions with Ally Bank”, at the end of this Note.

	Principal Outstanding as of		Interest for the Six Months Ended June 30,
	June 30, 2009	December 31, 2008	2009	2008
	(In thousands)
Borrowings:
GMAC Senior Secured Credit Facility	$2,000,181	$2,355,950	$35,016	$13,474
GMAC secured MSR facility	357,092	240,092	3,509	7,058
GMAC advance for ResMor sale	—	67,279	—	—
GMAC Resort Finance facility	—	—	—	14,394
GMAC LOC	430,000	—	1,778	—
GMAC Credit Agreement	143,896	—	514	—
Cerberus model home term loan	—	7,583	286	1,943
Deposit liabilities at Ally Bank – Automotive Division	—	442,800	1,800	10,268
Receivables:
Warehousing lending receivable	$—	$—	$—	$5,384
Short-term receivables from unconsolidated affiliates	2,664	2,652	—	—

	Expenses and Revenue for the Six Months Ended June 30,
Expenses Incurred and Revenue Earned:	2009	2008
	(In thousands)
GMAC management fees(a)	$112,653	$31,678

Total expenses incurred	$112,653	$31,678

Global relocation services provided to GM/GMAC employees(b)	$—	$5,476
Mortgage related services provided to GM/GMAC employees(b)	—	1,634

Total revenue earned	$—	$7,110

(a)	Includes finance, information technology, communication, corporate marketing, procurement, and services related to facilities.

(b)	During the fourth quarter of 2008, the Company sold its GMAC Home Services unit to an unrelated party.

On June 4, 2008, RFC and GMAC Mortgage, each subsidiaries of the Company, entered into an agreement with GMAC, pursuant to which GMAC provided RFC and GMAC Mortgage a senior secured credit facility (the “GMAC Senior Secured Credit Facility”) with an initial principal amount of up to $3.5 billion (the “Facility Limit”). The proceeds of this facility were used to repay existing indebtedness of the Company on or prior to its

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

maturity, to acquire certain assets, and for other working capital purposes. Under the GMAC Senior Secured Credit Facility, GMAC agreed to make revolving loans to RFC and GMAC Mortgage with an aggregate outstanding principal not to exceed the lesser of the Facility Limit and the allowable borrowing base as determined in accordance with the terms of the GMAC Senior Secured Credit Facility. Advances bear interest at a floating rate equal to one-month LIBOR plus 2.75% and this facility expires on May 1, 2010. The Company has amortized $4.5 million of deferred debt issuance costs during the six months ended June 30, 2009 related to the GMAC Senior Secured Credit Facility and has $7.6 million of these deferred costs remaining on its balance sheet as of June 30, 2009.

In addition, the amount available to be borrowed under the GMAC Senior Secured Credit Facility as of any date will be reduced by the hedge support requirement, if any, as of such date. The hedge support requirement varies based on the amount and economics of the hedges outstanding which relate to this facility. As of June 30, 2009, the hedge support requirement was equal to $32.2 million. The GMAC Senior Secured Credit Facility has additional restrictions, including limitations on the use of proceeds from sales of pledged collateral within this facility. Such proceeds are required to be repaid to GMAC to reduce the balance outstanding under the facility. The Company has 120 days to request an advance under the facility equal to the amount repaid as a result of collateral sales, provided the Company invests the funds advanced in new eligible collateral. New eligible collateral may not be available for the Company to invest in or the Company may choose not to draw upon this capacity. If this capacity is not drawn upon within the 120 day period, the capacity of the GMAC Senior Secured Credit Facility is permanently reduced. During the six months ended June 30, 2009, the capacity of the GMAC Senior Secured Credit Facility was permanently reduced by $779.6 million. As of June 30 2009, the maximum amount available to the Company under this facility had been reduced to $2.2 billion.

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

On June 17, 2008, the Company and GMACCF, a subsidiary of GMAC, agreed to enter into a Receivables Factoring Facility (the “Receivables Facility”), whereby GMACCF agreed to purchase certain mortgage servicing advances. The servicing advances are part of the primary collateral securing the GMAC Senior Secured Credit Facility and the junior and senior secured notes. The proceeds from the Receivables Facility were reinvested in additional servicing advances that became primary collateral. The agreement provides for the purchase of receivables that satisfy certain eligibility requirements multiplied by a purchase price rate of 85%. The maximum outstanding receivables at any point in time less the 15% discount, can not exceed $600 million. For the six months ended June 30, 2009, GMACCF purchased $37.9 million face amount of receivables, resulting in a loss of $5.7 million for the Company. The Receivables Facility matured on June 16, 2009.

In June 2008, Cerberus Capital Management, L.P. or its designee(s) (“Cerberus”) purchased certain assets of the Company with a carrying value of approximately $479 million for consideration consisting of $230 million in cash and a Series B junior preferred membership interest in a newly-formed entity, CMH Holdings, LLC (“CMH”), which is not a subsidiary of the Company and the managing member of which is an affiliate of Cerberus. CMH purchased model home and lot option assets from the Company. CMH is consolidated into Residential Capital, LLC under FIN No. 46R as the Company remains the primary beneficiary. In conjunction with this agreement, Cerberus extended a term loan of $230 million with a guaranteed overall return of $46 million, which was fully paid as of March 31, 2009. The agreement also included revolving loans to CMH with a maximum limit of $10 million that if used would bear interest at 15%. Any borrowings under the revolving loan facility would be secured by a pledge of all of the assets of CMH and would mature on June 30, 2013.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

On November 20, 2008 GMAC entered into a $430 million loan agreement (the “GMAC LOC”) between GMAC and Passive Asset Transactions, LLC (“PATI”) and RFC Asset Holdings II, LLC (“RAHI”) as a source of contingency funding for ResCap and its subsidiaries. On July 31, 2009, this facility was extended through September 30, 2009.

On January 1, 2009, GMAC Residential Funding of Canada Limited (“RFOC”) completed the sale of ResMor Trust Company (“ResMor Trust”) to GMAC for 82 million CAD ($67 million). As previously disclosed, GMAC entered into an agreement on November 20, 2008 to purchase ResMor Trust from RFOC and advanced the funds to RFOC. The outstanding advance of $67.0 million was settled as consideration given for the completed sale.

On January 30, 2009, GMAC acquired 100% of ResCap’s remaining non-voting common interests in IB Finance Holding Company, LLC (“IB Finance”), with common interests attributable to the mortgage finance operations of Ally Bank. In exchange for the Company’s interests in IB Finance, GMAC contributed to ResCap 8.500% Senior Secured Guaranteed Notes due 2010 that GMAC acquired in its December 2008 exchange offer with a face amount of $830.5 million plus accrued interest and a carrying value of approximately $894.3 million. The forgiveness and extinguishment of the debt resulted in a gain on extinguishment of $510.9 million and additional consideration for the non-voting interests of $383.4 million.

On March 18, 2009, the Company entered into an ISDA 2002 Master Agreement with GMAC, whereby the Company agreed with GMAC to enter into foreign exchange and interest rate hedging transactions (the “ISDA Agreements”). Also on March 18, 2009, the Company entered into a Master Securities Forward Transaction Agreement (the “Forward Agreement”, and together with the ISDA Agreements, the “Derivative Agreements”) with GMAC whereby the Company agreed to sell certain mortgage-backed securities to GMAC from time to time on a forward basis. On the same date, the Company also entered into a Guarantee and Master Netting Agreement with GMAC, whereby the parties agreed to aggregate, net, and set off against GMAC across the following related agreements: (i) the Derivative Agreements, (ii) the GMAC LOC, and (iii) the Loan and Security Agreement dated April 18, 2008 (the “MSR Agreement”) by the Company and GMAC. The GMAC Credit Agreement is also subject to the terms of the Guarantee and Master Netting Agreement with GMAC. In connection with these agreements, the Company agreed to cross-collateralize their respective obligations and granted a security interest to GMAC in any cash or other property posted or required to be posted as collateral by the Company to GMAC pursuant to the terms of the above agreements. The amount of collateral posted as of June 30, 2009 was $113.2 million. The Company had outstanding forwards, TBA’s and swaptions with GMAC at June 30, 2009. The outstanding asset value of these derivatives was $54.4 million and the liability value was $15.9 million on June 30, 2009. The Company recognized a loss of $92.1 million during the six months ended June 30, 2009 related to these derivatives.

On March 31, 2009, the Company entered into a Membership Interest and Share Purchase Agreement with GMAC, whereby the Company agreed to sell to GMAC (i) all of the outstanding membership interests (the “RFS Interests”) in Residential Funding Securities, LLC, a Delaware limited liability company and SEC-registered broker-dealer (“RFS”) and (ii) all of the outstanding share capital (the “RFCIL Interests”) of RFC Investments Limited (“RFCIL”), and the Company received consideration of $42.3 million and $18.1 million in cash for the RFS Interests and the RFCIL Interests, respectively. The transaction closed on May 1, 2009. RFCIL owns all of the outstanding share capital of RFSC International Limited, a broker-dealer registered with the Financial Services Authority in the United Kingdom (“RFSC”). RFCIL and RFSC are private companies limited by shares incorporated in England and Wales. In addition, on April 30, 2009, with respect to the RFS Interests, GMAC paid to the Company an amount equal to all of the outstanding principal due and payable under the existing $50.0 million subordinated loan between the Company and RFS.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

During the six months ended June 30, 2009, GMAC contributed to ResCap Junior Secured Guaranteed Notes due between 2013 and 2015 and Senior Unsecured Guaranteed Notes due in 2010 that GMAC acquired in its December 2008 exchange offer. The Junior Secured Guaranteed notes had a face amount of $1.9 billion plus accrued interest and a carrying value of approximately $2.3 billion. The Senior Unsecured Guaranteed notes had a face amount of $40.3 million plus accrued interest and a carrying value of approximately $40.8 million. The forgiveness and extinguishment of the debt resulted in a gain on extinguishment of $1.2 billion and capital contribution of $1.2 billion.

On June 1, 2009, PATI and RAHI entered into a new $370 million loan agreement (the “GMAC Credit Agreement”) with GMAC. On June 12, 2009, the agreement was amended to increase the aggregate commitment from $370 million to $470 million. The loan is secured by certain domestic whole-loans, accounts receivable, notes receivable and equity investments of the borrowers. Advances under the loan are available only if certain cash and cash equivalent balances of ResCap and its consolidated subsidiaries are less than $800 million or certain unrestricted and unencumbered cash balances in U.S. Dollars and cash equivalents of ResCap and its consolidated subsidiaries are less than $300 million. On July 31, 2009 the maturity date of this loan agreement was extended to September 30, 2009.

On June 12, 2009, RFC and GMAC Mortgage, LLC amended their revolving credit facility with GMAC (the “MSR Facility”) increasing the maximum lending commitment from $240 million to $400 million, increasing the interest rate to one-month LIBOR plus 6% and increasing the advance rate against eligible collateral to 40%. On July 31, 2009, the maturity date of the facility was extended to September 30, 2009.

Transactions with Ally Bank:

Following are descriptions of the most substantive affiliate agreements existing as of June 30, 2009 between Ally Bank and the Company. In connection with the sale of the Company’s non-voting interests in IB Finance, and its subsidiary Ally Bank, to GMAC on January 30, 2009, all of the existing agreements between Ally Bank and the Company, including those described below, are under review by both parties.

Under the terms of the Master Mortgage Loan Purchase and Sale Agreement (“MMLPSA”) with Ally Bank, the Company purchases first-and second-lien mortgage loans held for sale and residential construction and lot loans from Ally Bank. The Company sells and delivers such mortgage loans into the secondary market through securitizations and whole-loan sales. The MMLPSA has no mandatory expiration date and can be terminated on 30 days notice by Ally Bank. For the six months ended June 30, 2009, the Company purchased loans with an unpaid principal balance of $24.6 billion under the MMLPSA. Under the MMLPSA, the Company purchases loans from Ally Bank at carrying value and recognizes gains or losses on the sale of mortgage loans as they are sold by the Company into the secondary market.

Loans purchased by the Company pursuant to the MMLPSA include mortgage loans originated by third-parties in addition to mortgage loans originated by the Company and sold to Ally Bank pursuant to a loan sale agreement (the “client agreement”). For the six months ended June 30, 2009, the Company sold loans with an unpaid principal balance of $386.0 million to Ally Bank under the client agreement.

Ally Bank generally sells loans to the Company under the MMLPSA servicing released and servicing retained basis. If servicing is retained, Ally Bank retains the mortgage servicing rights and designates the Company as sub servicer, pursuant to a servicing agreement between Ally Bank and the Company. The Company acts as sub servicer for loans and mortgage servicing rights owned by Ally Bank with an unpaid principal balance of $56.2 billion at June 30, 2009 and earned $8.6 million in service fee income for the six months ended June 30, 2009.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

The Company assumes all of the customary representation and warranty obligations for loans purchased from Ally Bank which are subsequently sold into the secondary market. To the extent these loans were originated by third-parties and sold to the Company under the MMLPSA, the Company pursues recovery of losses from third-parties under breach of customary representation and warranties. Pursuant to the client agreement, the Company also provides certain representations and warranties and indemnifications to Ally Bank with respect to loan transactions. For loans that are not eligible to be sold to the agencies that reach certain delinquency thresholds, or which are otherwise in breach of sale representations and warranties contained in the client agreement, the Company repurchases loans from Ally Bank at their amortized cost.

Ally Bank refinances a portion of the loans held by the Company. The Company records the transaction on the date of the refinancing and the transaction is cash settled the next business day, giving rise to a short-term receivable from Ally Bank. As of June 30, 2009, the balance of this short-term receivable was approximately $124.6 million. The Company had a total short-term receivable due from Ally Bank of $159.8 million. In addition to the short-term receivable related to the refinancing activity, the Company had short-term receivables of $26.3 million related to ancillary fees on correspondent loans and $5.7 million related to reimbursement for payroll expenses.

In the first quarter of 2008, Ally Bank purchased a portfolio of second-lien home equity loans from the Company with an unpaid principal balance of $243.2 million. The Company provided an indemnification to Ally Bank whereby the Company will reimburse Ally Bank at such time as any of the loans covered by this agreement are charged-off, typically when the loan becomes 180 days delinquent. This indemnification is limited to loans with an original unpaid principal balance of $166.0 million. At June 30, 2009 the Company had recorded a liability of $5.3 million related to this obligation and incurred provision for loan losses of $4.6 million during the six months then ended.

Under the terms of a broker agreement (the “broker agreement”), the Company acts in a broker capacity and provides loan processing services to Ally Bank to support its origination and purchase of loans as well as loan closing services. The broker agreement has no mandatory expiration date and can be terminated by either party on 30 days notice. Under the terms of the broker agreement, loans meeting the underwriting standards of Ally Bank are originated by Ally Bank while loans not meeting those standards may be originated by the Company and sold directly into the secondary market. The Company also provides certain representations and warranties and indemnifications to Ally Bank with respect to brokered loans. The Company recorded broker fee income of $32.7 million for these services for the six months ended June 30, 2009.

The Company is counterparty to total return swap agreements (the “MSR swaps”) with Ally Bank, which automatically renew for a one year term on August 31, 2009 unless notice to terminate is delivered by Ally Bank at least 120 days prior to the renewal date. On May 1, 2009 these agreements were amended to change the notice of termination to 90 days, effective immediately. On June 1, 2009, notice to terminate the agreement was received from Ally Bank and is effective September 1, 2009. The MSR swaps transfer the total economic return of a specified pool of mortgage servicing rights owned by Ally Bank to the Company in exchange for a variable payment based upon a fixed spread to LIBOR. For the six months ended June 30, 2009, the Company recognized a $283.6 million gain on the MSR swaps. At June 30, 2009 the fair value of the MSR swaps were a fair value receivable of $44.3 million and a fair value liability of $48.1 million. The Company hedges its exposure to the MSR swaps consistent with the hedging of its own mortgage servicing rights.

The Company is also counterparty to a fair market value swap (the “fair value swap”) of specified pools of Ally Bank’s mortgage loans held for sale (the “mortgage loans held for sale swap”) and interest rate lock commitments (the “pipeline swap”). The fair value swap transfers the exposure to changes in fair value of specified pools of Ally Bank’s mortgage loans held for sale and interest rate lock commitments to the Company. The fair

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

value swap automatically renews for a one year term on July 1, 2010 unless notice to terminate is delivered by Ally Bank at least 120 days prior to the renewal date. The Company recognized a gain of $1.1 million on the fair value swap for the six months ended June 30, 2009. The fair value of the mortgage loans held for sale swap and pipeline swap was a fair value receivable of $1.5 million and fair value liability of $28.7 million at June 30, 2009, respectively. The Company hedges its exposure to the fair market value swap consistent with the hedging of its own mortgage loans held for sale and interest rate lock commitments. The pipeline swap was amended on April 6, 2009 to exclude interest rate lock commitments for loans designated as held for investment.

The Company provides office facilities and a wide range of administrative services, including legal, risk, capital markets, finance and accounting, and information technology support to Ally Bank under an administrative services agreement. No fees were collected during the six months ended June 30, 2009 for these facilities and services. The Company also recognized $3.8 million of custodial fee expense during the six months ended June 30, 2009. The Company contracts with Ally Bank to provide document custody services including, certifications, releases, reinstatements and file maintenance.

The Company has $91.4 million of cash collateral on deposit with Ally Bank, primarily related to certain of the Company’s transactions with Ally Bank, a FDIC regulated institution, that are deemed to be covered under Section 23A of Reg. W, which governs affiliate transactions for banks. During the six months ended June 30, 2009, the Company recognized income of $0.9 million from this deposit.

The Company deposits escrow funds for taxes and insurance collected from borrowers as part of its servicing activities in non-interest bearing accounts with Ally Bank. At June 30, 2009, $2.2 billion in escrow funds were on deposit with Ally Bank.

25.	Segment Information

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

The Company has four reportable operating business segments: Residential Finance Group, Business Capital Group, International Business Group and Corporate and Other. The operating segments results have been prepared using a management approach, which is substantially consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting the operating decision-making process. The discontinued operations presented in the tables below include Ally Bank, which was sold to GMAC on January 30, 2009 (see Note 2). The mortgage banking division of Ally Bank was included in the Residential Finance Group and the automotive banking division was included in Corporate and Other.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Financial results for the Company’s reportable operating segments were as follows:

Three Months Ended June 30, 2009	Residential Finance Group	Business Capital Group	International Business Group	Corporate and Other	Eliminations	Consolidated
	(In thousands)
Net financing revenue	$(33,144)	$(8,890)	$22,119	$28,880	$—	$8,965
Other revenue, net	272,369	(252,121)	(635,504)	781,320	—	166,064

Total net revenue	239,225	(261,011)	(613,385)	810,200	—	175,029
Provision for loan losses	(125,151)	(227,708)	(50,242)	(99,555)	—	(502,656)
Total non-interest expense	(486,424)	(21,071)	(22,013)	14,942	—	(514,566)

(Loss) income from continuing operations before income tax (benefit) expense	(372,350)	(509,790)	(685,640)	725,587	—	(842,193)
Income tax (benefit) expense	(7,720)	—	6,667	5	—	(1,048)

Net (loss) income from continuing operations	(364,630)	(509,790)	(692,307)	725,582	—	(841,145)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	—	—	—	—	—	—
Income tax (benefit) expense	—	—	—	—	—	—

(Loss) income from discontinued operations	—	—	—	—	—	—

Net (loss) income	(364,630)	(509,790)	(692,307)	725,582	—	(841,145)
Less: Net income from discontinued operations attributable to the noncontrolling interest	—	—	—	—	—	—

Net (loss) income attributable to Residential Capital, LLC	$(364,630)	$(509,790)	$(692,307)	$725,582	$—	$(841,145)

Total assets	$12,950,298	$975,585	$5,454,462	$10,349,623	$(7,732,894)	$21,997,074

Net interest (expense) income from other segments	$(24,777)	$(10,182)	$(44,958)	$79,917	$—	$—

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Three Months Ended June 30, 2008	Residential Finance Group	Business Capital Group	International Business Group	Corporate and Other	Eliminations	Consolidated
	(In thousands)
Net financing revenue	$(34,900)	$(12,272)	$51,783	$50,482	$—	$55,093
Other revenue, net	281,814	(341,272)	(907,186)	250,207	—	(716,437)

Total net revenue	246,914	(353,544)	(855,403)	300,689	—	(661,344)
Provision for loan losses	(65,020)	(92,009)	(144,741)	(59,503)	—	(361,273)
Total non-interest expense	(473,611)	(18,859)	(117,118)	(89,127)	—	(698,715)

(Loss) income from continuing operations before income tax expense (benefit)	(291,717)	(464,412)	(1,117,262)	152,059	—	(1,721,332)
Income tax (benefit) expense	(6,664)	(264)	155,128	(11,792)	—	136,408

Net (loss) income from continuing operations	(285,053)	(464,148)	(1,272,390)	163,851	—	(1,857,740)

Discontinued operations:
Loss from discontinued operations before income taxes	(9,120)	—	—	(45,847)	—	(54,967)
Income tax benefit	(7,341)	—	—	(17,728)	—	(25,069)

Loss from discontinued operations	(1,779)	—	—	(28,119)	—	(29,898)

Net (loss) income	(286,832)	(464,148)	(1,272,390)	135,732	—	(1,887,638)
Less: Net loss from discontinued operations attributable to the noncontrolling interest	—	—	—	(28,119)	—	(28,119)

Net (loss) income attributable to Residential Capital, LLC	$(286,832)	$(464,148)	$(1,272,390)	$163,851	$—	$(1,859,519)

Total assets	$41,712,964	$4,554,442	$13,579,263	$30,271,310	$(17,514,146)	$72,603,833

Net interest (expense) income from other segments	$(106,820)	$(40,806)	$(92,939)	$240,565	$—	$—

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Six Months Ended June 30, 2009	Residential Finance Group	Business Capital Group	International Business Group	Corporate and Other	Eliminations	Consolidated
	(In thousands)
Net financing revenue	$(42,800)	$(17,804)	$16,770	$60,552	$—	$16,718
Other revenue, net	450,798	(310,110)	(638,083)	1,636,715	—	1,139,320

Total net revenue	407,998	(327,914)	(621,313)	1,697,267	—	1,156,038
Provision for loan losses	(202,237)	(357,057)	(146,697)	(170,711)	—	(876,702)
Total non-interest expense	(960,468)	(48,497)	(71,730)	(3,056)	—	(1,083,751)

(Loss) income from continuing operations before income tax (benefit) expense	(754,707)	(733,468)	(839,740)	1,523,500	—	(804,415)
Income tax (benefit) expense	(27,055)	—	5,703	1,633	—	(19,719)

Net (loss) income from continuing operations	(727,652)	(733,468)	(845,443)	1,521,867	—	(784,696)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	(91,046)	—	—	5,454	—	(85,592)
Income tax (benefit) expense	(34,826)	—	—	2,024	—	(32,802)

(Loss) income from discontinued operations	(56,220)	—	—	3,430	—	(52,790)

Net (loss) income	(783,872)	(733,468)	(845,443)	1,525,297	—	(837,486)
Less: Net income from discontinued operations attributable to the noncontrolling interest	—	—	—	3,430	—	3,430

Net (loss) income attributable to Residential Capital, LLC	$(783,872)	$(733,468)	$(845,443)	$1,521,867	$—	$(840,916)

Total assets	$12,950,298	$975,585	$5,454,462	$10,349,623	$(7,732,894)	$21,997,074

Net interest (expense) income from other segments	$(83,775)	$(23,452)	$(90,992)	$198,219	$—	$—

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Six Months Ended June 30, 2008	Residential Finance Group	Business Capital Group	International Business Group	Corporate and Other	Eliminations	Consolidated
	(In thousands)
Net financing revenue	$(55,011)	$(24,989)	$36,855	$32,929	$—	$(10,216)
Other revenue, net	961,395	(428,873)	(1,717,704)	400,858	—	(784,324)

Total net revenue	906,384	(453,862)	(1,680,849)	433,787	—	(794,540)
Provision for loan losses	(129,068)	(94,957)	(184,372)	(198,096)	—	(606,493)
Total non-interest expense	(854,273)	(39,622)	(248,761)	(118,874)	—	(1,261,530)

Income (loss) from continuing operations before income tax expense (benefit)	(76,957)	(588,441)	(2,113,982)	116,817	—	(2,662,563)
Income tax expense (benefit)	2,214	(415)	94,038	(13,535)	—	82,302

Net (loss) income from continuing operations	(79,171)	(588,026)	(2,208,020)	130,352	—	(2,744,865)

Discontinued operations:
Income from discontinued operations before income taxes	27,009	—	—	10,264	—	37,273
Income tax expense	753	—	—	102	—	855

Income from discontinued operations	26,256	—	—	10,162	—	36,418

Net (loss) income	(52,915)	(588,026)	(2,208,020)	140,514	—	(2,708,447)

Less: Net income from discontinued operations attributable to the noncontrolling interest	—	—	—	10,162	—	10,162

Net (loss) income attributable to Residential Capital, LLC	$(52,915)	$(588,026)	$(2,208,020)	$130,352	$—	$(2,718,609)

Total assets	$41,712,964	$4,554,442	$13,579,263	$30,271,310	$(17,514,146)	$72,603,833

Net interest (expense) income from other segments	$(224,237)	$(96,864)	$(183,926)	$505,027	$—	$—

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

26.	Regulatory Matters

Certain subsidiaries of the Company associated with the Company’s mortgage and real estate operations are required to maintain certain regulatory net worth requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state and foreign agencies that could have a material effect on the Company’s results of operations and financial condition. These entities were in compliance with these requirements as of June 30, 2009.

Certain of the Company’s foreign subsidiaries operate in local markets as either banks or regulated finance companies and are subject to regulatory restrictions, including Financial Service Authority (“FSA”) requirements. These regulatory restrictions, among other things, require that the Company’s subsidiaries meet certain minimum capital requirements and may restrict dividend distributions and ownership of certain assets. As of June 30, 2009, compliance with these various regulations has not had a material adverse effect on the Company’s consolidated balance sheet, statement of income or cash flows.

27.	Subsequent Events

On July 2, 2009, the International Business Group’s Australian business operations were sold. The Company’s Australia business focused on loan originations, servicing, securitizations and the sale of residential mortgage-backed securities to investors. In order to strategically reduce the Company’s non-core mortgage activities and focus on prime lending and mortgage servicing in the U.S. and Canada, the Company ceased mortgage loan originations and outsourced all loan servicing and investor reporting functions. A loss of $50.4 million was recorded in the Company’s Condensed Consolidated Statement of Income to write the assets down to the negotiated sales price.

On July 13, 2009, the Company sold the Company’s Spanish platform, excluding certain carved-out assets, for $64 million. As of June 30, 2009, the Spanish platform was considered held for sale under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, the Company recognized a loss of $265.0 million related to the assets included in the platform sale during the second quarter of 2009.

Events subsequent to June 30, 2009 were evaluated through August 7, 2009, the date for which financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Beginning in 2007 and continuing through the first six months of 2009, the mortgage and capital markets have experienced severe stress due to credit concerns and housing market contractions in the United States and foreign markets in which we operate, predominantly in the United Kingdom and Continental Europe, and to the residential homebuilders domestically. It is probable the mortgage industry will continue to experience declining total mortgage indebtedness due to the deterioration of the nonprime and non-conforming mortgage market. We do not expect the current market conditions to turn favorable in the near term. The market deterioration has resulted in rating agency downgrades of asset-backed and mortgage-backed securities which in turn has led to fewer sources of, and significantly reduced levels of, liquidity available to finance our operations.

Our strategic initiatives have focused on refinancing our debt, reducing our balance sheet and lowering our operating costs. Comprehensive debt refinancing actions taken in 2008 were made to address liquidity and capital requirements within the current market conditions and align our operations for longer-term profitability. We have limited our loan production to agency eligible products to reduce our exposure to current market conditions. We continue to originate loans through our direct lending networks and through purchases from Ally Bank.

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

We conduct our operations and manage and report our financial information primarily through four operating business segments. The following tables summarize the continuing operations of each of these business segments for the three- and six-month periods ended June 30, 2009 and 2008. Results of continuing operations for each of these business segments are more fully described in the sections that follow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net revenue from continuing operations
Residential Finance Group	$239,225	$246,914	$407,998	$906,384
Business Capital Group	(261,011)	(353,544)	(327,914)	(453,862)
International Business Group	(613,385)	(855,403)	(621,313)	(1,680,849)
Corporate and Other	810,200	300,689	1,697,267	433,787

Total	$175,029	$(661,344)	$1,156,038	$(794,540)

Net (loss) income from continuing operations
Residential Finance Group	$(364,630)	$(285,053)	$(727,652)	$(79,171)
Business Capital Group	(509,790)	(464,148)	(733,468)	(588,026)
International Business Group	(692,307)	(1,272,390)	(845,443)	(2,208,020)
Corporate and Other	725,582	163,851	1,521,867	130,352

Total	$(841,145)	$(1,857,740)	$(784,696)	$(2,744,865)

•

Residential Finance Group.    Our Residential Finance Group originates, purchases, sells, securitizes and services residential mortgage loans in the United States. In the first quarter of 2009, our non-voting interest in Ally Bank was sold and subsequently deconsolidated, and is no longer included in the continuing operations of the Residential Financial Group. As part of the restructuring plan announced in the third quarter of 2008, we closed our retail and wholesale channels in September 2008. The segment continues to originate mortgage loans through our direct lending centers and purchase mortgage loans from Ally Bank. Subsequent to the sale of our non-voting interest in Ally Bank, we no longer engage in warehouse lending activities. Loans are primarily agency eligible or government loans. Prime credit quality loans that are produced in conformity with the underwriting guidelines of Fannie Mae, Freddie Mac and Ginnie Mae are generally sold to one of these government-sponsored enterprises in the form of agency guaranteed securitizations. We have sold GMAC Home Services real estate brokerage and relocation businesses in the fourth quarter of 2008 and securities broker-dealer business in the second quarter of 2009.

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

•

Corporate and Other.    Our Corporate and Other Group primarily consists of the Principal Investment Activity (“PIA”) business and corporate holding company activities, including our debt issuances. The PIA business was reported as part of the Residential Finance Group segment prior to the second quarter of 2008. The PIA business operations primarily represent the loan portfolio management of our purchased distressed asset portfolio as well as certain other nonperforming assets. This business terminated its strategy to purchase distressed assets and its existing portfolio is being managed into run-off. Corporate and Other generated net income in the first six months of 2009 as a result of $1.7 billion in gain from extinguishment of debt. In the first quarter of 2009, Ally Bank was sold to GMAC and subsequently deconsolidated, and the automotive division of Ally Bank is no longer included in the continuing operations of the Corporate and Other group.

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

We follow the fair value hierarchy set forth above in order to prioritize the data utilized to measure fair value. We strive to obtain quoted market prices in active markets (Level 1 inputs). If Level 1 inputs are not available, we will attempt to obtain Level 2 inputs, observable market prices in inactive markets or derive the fair value measurement using observable market prices for similar assets or liabilities. When neither Level 1 nor Level 2 inputs are available, we use Level 3 inputs and internal valuation models to estimate fair value measurements. At June 30, 2009, approximately 34% of total assets, or $7.5 billion, consisted of financial instruments recorded at fair value. Approximately 25% of total assets and 74% of the assets reported at fair value were valued using Level 3 inputs. At June 30, 2009, approximately 10% of total liabilities, or $2.1 billion, consisted of financial instruments recorded at fair value. Approximately 8% of total liabilities and 82% of the liabilities reported at fair value were valued using Level 3 inputs. See Note 18 to the Condensed Consolidated Financial Statements for descriptions of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.

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

For the six months ended June 30, 2009, certain changes in the fair value of our assets and liabilities have been included in our financial results. Due to the nature of our mortgage banking operations and current market conditions, a large percentage of fair valued assets or liabilities were valued at Level 3. As of June 30, 2009, there has been a significant decrease to our Level 3 assets of 29%, or $2.3 billion compared to December 31, 2008. In addition to the sale and deconsolidation of Ally Bank, we have experienced declines in the fair value of our mortgage loans held for sale as a result of further deterioration in the mortgage market and underlying collateral valuations and commitment to sell our Spanish platform in July 2009, resulting in significant valuation losses impacting our financial results. At the same time, our mortgage loans held for investment and debt held in our on-balance sheet securitizations, in which we elected the fair value option under SFAS No. 159, experienced an offsetting valuation increase. As the mortgage loan held for investment asset increases in value, resulting in gains, the securitized debt increases, resulting in offsetting valuation losses. For the six months ended June 30, 2009, we also experienced an increase due to positive mortgage servicing valuations reflected by a marginal increase in market interest rates, partially offset by decreased cash flow assumptions and increased prepayment assumptions in the first six months of 2009. However, our associated hedge performance was significantly less favorable for the six months ended June 30, 2009, as compared to the same period in 2008, primarily due to changes in the spreads between our servicing assets and the derivative instruments we use to manage the interest rate risk associated with those assets. Our ability to fully hedge interest rate risk was restricted in the latter half of 2008 and during the six months ended June 30, 2009, by the limited availability of willing counterparties to enter into forward arrangements and liquidity constraints hindered our ability to enter into option derivative positions. The decrease in the fair value of certificated and uncertificated trading securities for the six months ended June 30, 2009 was substantially attributable to the decline in the fair value of residual interests that continue to be held by us through our off-balance sheet securitizations and the sale and deconsolidation of ResMor Trust.

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

Results of Operations

Consolidated Results

Our net loss from continuing operations was $841.1 and $784.7 million for the three months and six months ended June 30, 2009, respectively, compared to a net loss of $1.9 and $2.7 billion for the same periods in 2008. Our 2009 results were positively impacted by the initiatives undertaken in our core lending activities, gains recognized on the extinguishment of our debt, and cost reductions resulting from our restructuring efforts in late 2007 and 2008. However, the first six months of 2009 continued to be adversely affected by conditions in the United States housing markets and the foreign mortgage and capital markets in which we operate. These adverse conditions resulted in tight net interest margins, higher provision for loan losses, lower loan production, higher impairment on investment assets, increased reserves for our representation and warranties and low value realization on international asset dispositions. As these market conditions persist, these unfavorable impacts on our results of operations may continue.

Our mortgage loan production was $16.1 and $25.6 billion for the three months and six months ended June 30, 2009, respectively, compared to $18.1 and $39.0 billion in the same periods in 2008. Our domestic loan production decreased $1.0 billion, or 5.7%, in the three months ended June 30, 2009 and $10.2 billion, or 28.4%, in the six months ended June 30, 2009 compared to the same periods in 2008. The decrease in our domestic loan production resulted from stricter mortgage underwriting guidelines in response to market conditions and our initiative taken in the third quarter of 2008 to only originate loans supported by government sponsored programs and other liquid exit channels. Furthermore, we announced the closure of our retail and wholesale channels in September 2008. Our international loan production decreased $1.0 billion, or 99.0% in three months ended June 30, 2009 and $3.2 billion, or 99.1% in six months ended June 30, 2009, compared to the same periods in 2008. Our international loan production decreased significantly as a result of our decision to cease loan origination activities in all international markets.

The following table summarizes our domestic loan production by product type:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	No. of Loans	Dollar Amount of Loans	No. of Loans	Dollar Amount of Loans	No. of Loans	Dollar Amount of Loans	No. of Loans	Dollar Amount of Loans
	(Dollars in millions)
Prime conforming	36,020	$8,205.2	56,260	$12,186.6	62,768	$14,386.3	126,481	$27,624.7
Prime non-conforming	4	3.6	1,694	739.8	13	8.1	3,542	1,588.4
Prime second-lien	—	—	4,084	343.3	2	0.4	9,948	785.9
Government	41,175	7,848.4	21,104	3,759.5	58,493	11,183.2	33,419	5,735.2
Nonprime	—	—	—	—	—	—	13	3.1

Total domestic production	77,199	$16,057.2	83,142	$17,029.2	121,276	$25,578.0	173,403	$35,737.3

The following table summarizes our domestic mortgage loan production by purpose and interest rate type:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Purpose:
Purchase	$3,589.1	$6,348.0	$5,504.6	$10,897.3
Non-purchase(a)	12,468.1	10,681.2	20,073.4	24,840.0

	$16,057.2	$17,029.2	$25,578.0	$35,737.3

Interest rate type:
Fixed rate	$15,976.7	$15,276.5	$25,483.2	$32,073.3
Adjustable rate	80.5	1,752.7	94.8	3,664.0

	$16,057.2	$17,029.2	$25,578.0	$35,737.3

(a)	For the three and six months ended June 30, 2009, the production amounts include purchases of first- and second-lien mortgage loans held for sale and residential construction and lot loans from Ally Bank. Under the agreements, Ally Bank transfers risk of loss to us at loan origination. See Note 24 of the Notes to the Condensed Consolidated Financial Statements.

The following summarizes our domestic mortgage loan production by channel:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	No. of Loans	Dollar Amount of Loans	No. of Loans	Dollar Amount of Loans	No. of Loans	Dollar Amount of Loans	No. of Loans	Dollar Amount of Loans
	(Dollars in millions)
Retail branches	180	$32.6	13,986	$2,552.9	933	$162.4	29,574	$5,460.3
Direct lending (other than retail branches)	560	98.1	11,683	2,148.9	2,665	494.0	24,042	4,340.5
Mortgage brokers	—	—	9,662	2,096.4	14	3.4	22,993	4,872.5
Correspondent lenders and secondary market purchases(a)	76,459	15,926.5	47,811	10,231.0	117,664	24,918.2	96,794	21,064.0

Total domestic production	77,199	$16,057.2	83,142	$17,029.2	121,276	$25,578.0	173,403	$35,737.3

(a)	For the three and six months ended June 30, 2009, the production amounts include purchases of first- and second-lien mortgage loans held for sale and residential construction and lot loans from Ally Bank. Under the agreements, Ally Bank transfers risk of loss to us at loan origination. See Note 24 of the Notes to the Condensed Consolidated Financial Statements.

The following table summarizes our international mortgage loan production:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	No. of Loans	Dollar Amount of Loans	No. of Loans	Dollar Amount of Loans	No. of Loans	Dollar Amount of Loans	No. of Loans	Dollar Amount of Loans
	(Dollars in millions)
United Kingdom	4	$0.4	568	$142.3	8	$0.7	3,216	$849.2
Continental Europe	37	8.7	650	172.7	102	22.9	3,250	852.2
Canada	—	—	3,137	610.5	—	—	6,102	1,221.7
Other	34	1.2	786	123.1	131	5.0	1,716	316.7

Total international production	75	$10.3	5,141	$1,048.6	241	$28.6	14,284	$3,239.8

The following table presents our consolidated results of continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Net financing revenue	$9.0	$55.1	$16.7	$(10.2)
Loss on mortgage loans, net	(487.4)	(1,074.4)	(298.0)	(1,841.7)
Servicing fees	301.6	367.0	605.7	747.7
Servicing asset valuation and hedge activities, net	(134.3)	(165.2)	(456.4)	256.3

Net servicing fees	167.3	201.8	149.3	1,004.0
Gain on extinguishment of debt	816.9	647.1	1,717.2	1,126.6
Other revenue, net	(330.6)	(490.9)	(429.2)	(1,073.3)
Provision for loan losses	(502.7)	(361.3)	(876.7)	(606.5)
Non-interest expense	(514.6)	(698.7)	(1,083.7)	(1,261.5)

Loss from continuing operations before income taxes	(842.1)	(1,721.3)	(804.4)	(2,662.6)
Income tax benefit (expense)	1.0	(136.4)	19.7	(82.3)

Net loss from continuing operations	$(841.1)	$(1,857.7)	$(784.7)	$(2,744.9)

Net financing revenue was $9.0 and $16.7 million for the three months and six months ended June 30, 2009, respectively, compared to net financing revenue of $55.1 million and a loss of $10.2 million for the same period in 2008. Our interest income decreased significantly in comparison to 2008 due to a decline in asset levels resulting from lower loan production, asset sales and continued portfolio run-off. Similarly, interest expense decreased significantly due to a reduction in average borrowings and debt extinguishments. For the three months ended, net financing revenue decreased by $46.1 million in comparison to the same period in 2008 due to lower yields driven by higher delinquencies and an increase in nonaccrual loans. Net financing revenue for the six months ended increased by $26.9 million in comparison to the same period in 2008 as a result of a lower average cost of funds due to declining interest rates in variable rate facilities and less reliance on unsecured debt with higher coupon rates.

Loss on mortgage loans, net was $487.4 and $298.0 million for the three months and six months ended June 30, 2009, compared to losses of $1.1 and $1.8 billion for the same periods in 2008, respectively. Results in 2008 were significantly impacted by realized disposition losses and negative valuation adjustments recorded on our mortgage loans held for sale and commitments primarily in the United Kingdom and Continental Europe and domestically on our mortgage loans held for sale in our PIA business. The three and six month periods ended June 30, 2009 were negatively impacted by valuation losses in our mortgage loans held for sale portfolios, most specifically as a result of our commitment to sell our Spanish platform in July 2009 and realized losses from asset sales in the United Kingdom. The losses in 2009 for both periods were partially offset by our focus on originating more government sponsored loans which resulted in more favorable margins.

Net servicing fees decreased $34.5 and $854.7 million in the three and six months ended June 30, 2009, respectively, in comparison to the same periods in 2008. The decrease in the three-month period was primarily driven by a decrease in the primary servicing asset as a result of portfolio run-off and the sales of certain servicing assets in the second half of 2008, offset by hedge gains associated with swap agreements with Ally Bank. In addition to the decrease in the primary servicing asset, the first six months of 2009 experienced positive mortgage servicing valuations reflected by a marginal increase in market interest rates, partially offset by decreased cash flow assumptions and increased prepayment assumptions. However, our associated hedge performance was less favorable for the first six months of 2009, as compared to the same period in 2008, primarily due to changes in the spreads between our servicing assets and the derivative instruments we use to manage the interest rate risk associated with those assets. Our ability to fully hedge interest rate risk and interest rate volatility was restricted in the latter half of 2008 and during the six months ended June 30, 2009, by the limited availability of willing counterparties to enter into forward agreements and liquidity constraints hindering our ability to enter into option derivative positions.

The following table sets forth the types of residential mortgage loans comprising our domestic primary servicing portfolio for which we hold the corresponding mortgage servicing rights:

	June 30, 2009		December 31, 2008
	No. of Loans	Dollar Amount of Loans	No. of Loans	Dollar Amount of Loans
	(Dollars in millions)
Prime conforming	1,177,625	$166,582	1,481,111	$225,141
Prime non-conforming	198,531	56,599	225,580	67,034
Prime second-lien	433,824	16,821	557,197	24,260
Government	185,557	29,154	138,802	20,323
Nonprime	252,655	28,512	258,026	28,275

Total domestic primary servicing portfolio(a)	2,248,192	$297,668	2,660,716	$365,033

(a)	Excludes loans for which we acted as a sub servicer. Sub serviced loans totaled 433,699 with an unpaid principal balance of $85.6 billion at June 30, 2009 and 149,750 with an unpaid principal balance of $33.1 billion as of December 31, 2008.

Our international primary servicing portfolio was comprised of $24.2 billion of mortgage loans as of June 30, 2009.

Gain on extinguishment of debt totaled $0.8 and $1.7 billion for the three and six months ended June 30, 2009, respectively, compared to $0.6 and $1.1 billion for the same periods in 2008. The gain recognized in 2009 was from the extinguishment of $830.5 million of ResCap debt that GMAC delivered in partial consideration for 100% of ResCap’s interest in the parent company of Ally Bank and GMAC’s forgiveness of $1.9 billion of ResCap debt with the intent of contributing capital into ResCap during the first six months of 2009.

Other revenue, net improved $160.3 million for the three months and $644.1 million for the six months ended June 30, 2009, in comparison to the same periods in 2008. The improvement was largely driven by lower loss on investment securities and lower other loss partially offset by lower real estate related revenues, described by the following:

Loss on investment securities, net decreased $34.9 million for the three months and $335.6 million for the six months ended June 30, 2009, in comparison to the same periods in 2008. The decreases in the loss on investment securities were primarily due to the unrealized losses recorded in the first six months of 2008 on trading securities held by our PIA business and Continental Europe as a result of changes to the discount rate and severity assumptions to align with the marketplace. These decreases in losses were partially offset by the negative valuation adjustment of $49.5 million on Australian assets marked to sale price.

Other loss was $22.9 and $27.5 million for the three and six months ended June 30, 2009, respectively, compared to $354.4 and $509.4 million for the same periods in 2008. The improvement in other revenue, net over the three-month comparative period was driven by the impairment recorded in the second quarter of 2008 of $253.0 million as a result of our commitment to sell our resort finance business to GMAC Commercial Finance, LLC. In addition, a loss of $88.0 million was realized in the same period in 2008 on the sale of servicing advances under the factoring agreement with GMAC Commercial. The six-month comparative period improvement was also attributable to a loss of $133.8 million recorded in 2008 on investment, primarily resulted from negative valuations on our uncertificated trading securities held by Continental Europe due to increases in discount rate and severity update assumptions to align with the marketplace.

Real estate related revenues, net decreased $242.8 and $248.9 million for the three and six months ended June 30, 2009, compared to the same periods in 2008. The decreases for both the three-month and six-month comparative periods were primarily driven by an increase in the impairments of equity investments of $220.4 and $222.4 million for the three and six months ended June 30, 2009, respectively. During the three months ended June 30, 2009, in conjunction with discussions held with GMAC’s bank holding company regulators, we concluded certain equity investments were impermissible activities of a bank holding company and made adjustments to the value of these assets in the second quarter of 2009 due to our inability to hold these equity investments for an extended period of time.

Provision for loan losses was $502.7 and $876.7 million for the three and six months ended June 30, 2009, compared to $361.3 and $606.5 million for the same periods in 2008, respectively. The increase was primarily driven by higher delinquency and associated loss severity assumptions on our consumer mortgage loans and, additional specific reserves recorded against a number of distressed lending receivables within our real estate lending portfolio because of the continued decline in the homebuilding industry. These increases were partially offset by a decrease in provision expense resulting from lower loan and lending receivable balances in 2009 compared to 2008.

Total non-interest expense decreased $184.1 million, or 26.4%, in the three months ended June 30, 2009 and $177.8 million, or 14.1%, in the six months ended June 30, 2009, compared to the same periods in 2008. The improvement resulted mainly from a decrease of $139.1 and $303.9 million over the three- and six-month comparative periods, respectively, in compensation and benefits expenses associated with the realization of restructuring efforts in late 2007 and 2008 and lower overall business volume. It was also attributable to a reduction of $124.0 and $156.8 million over the two comparative periods, respectively, in professional fees, primarily due to advisory and legal fees related to debt restructure costs incurred in the prior year. Partially offsetting these decreases were $150.7 and $306.3 million increases over the two comparative periods, respectively, in representation and warranty and other provisions for loans sold with recourse expense due to higher volume of repurchase requests as well as severity assumptions on both conforming and non-conforming products.

Income tax benefits were $1.0 and $19.7 million in the three and six months ended June 30, 2009, respectively, compared to $136.4 and $82.3 million of income tax expenses for the same periods in 2008. The favorable variances in income tax expense from 2008 to 2009 were primarily due to the higher income tax provision recorded in the second quarter of 2008. In our review of international deferred tax assets during 2008, we concluded that a full valuation allowance should be recorded for most of our international business units since we believe it is not more likely than not that these deferred tax assets will be realized.

Segment Results

Residential Finance Group

The following table presents the results of continuing operations for the Residential Finance Group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Net financing revenue	$(33.1)	$(34.9)	$(42.8)	$(55.0)
Gain on mortgage loans, net	100.2	131.3	294.1	240.6
Servicing fees	295.7	353.9	596.8	720.4
Servicing asset valuation and hedge activities, net	(119.6)	(164.6)	(433.5)	262.2

Net servicing fees	176.1	189.3	163.3	982.6
Other revenue, net	(3.9)	(38.9)	(6.6)	(261.8)
Provision for loan losses	(125.2)	(65.0)	(202.2)	(129.1)
Non-interest expense	(486.4)	(473.6)	(960.5)	(854.2)
Income tax benefit (expense)	7.7	6.7	27.0	(2.2)

Net loss from continuing operations	$(364.6)	$(285.1)	$(727.7)	$(79.1)

Residential Finance Group’s net loss from continuing operations was $364.6 and $727.7 million for the three and six months ended June 30, 2009, respectively, compared to net loss from continuing operations of $285.1 and $79.1 million for the same periods in 2008. The results of the mortgage division of Ally Bank are presented as discontinued operations in the Company’s Condensed Consolidated Statements of Income and excluded from this discussion. Although conditions in the mortgage and capital markets remain difficult, our results reflect positive margins from gain on sale of loans related to agency eligible and government production and a lower expense base resulting from a restructured operating platform. However, these favorable results were offset by the continued decline in general economic conditions, increased delinquencies and declining home values resulting in higher reserves for representations and warranties, mortgage reinsurance and provision for loan losses. Also, the continued decline of mortgage rates have significantly increased incentives for homeowners to refinance in 2009 compared to 2008, leading to unfavorable servicing asset valuation, net of hedge due to increasing prepayment speeds and unfavorable spread on our hedging position.

Net financing revenue improved $1.8 million, or 5.0%, for the three months ended June 30, 2009 and $12.2 million for the six months ended June 30, 2009, or 22.2%, compared to the same periods for 2008. This increase was primarily due to lower average asset balances that generated negative net financing revenue. The decrease in asset levels for the three and six months ended June 30, 2009 was primarily due to asset sales, portfolio run-off and the strategic decision to originate loans within Ally Bank. In addition, our cost of funds decreased due to the impact of lower market rates on variable rate facilities and bonds, and lower ResCap cost of funds. Partially offsetting these improvements was an increase in delinquencies and nonaccrual loans within the mortgage loan held for investment portfolio.

Gain on mortgage loans, net decreased $31.1 million, or 23.7%, for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. Gain on mortgage loans, net increased $53.5 million for the six months ended June 30, 2009 compared to the same period in 2008. Results for both periods reflect a shift to government insured loans resulting in positive margins, offset by hedge losses related to swap agreements with Ally Bank.

Net servicing fees decreased $13.2 million for the three months ended June 30, 2009 and $819.3 million for the six months ended June 30, 2009. The three-month comparative decrease was primarily driven by a decrease in the primary servicing asset as a result of portfolio run-off and sales of certain servicing assets in the second half of 2008, offset by hedge gains associated with swap agreements with Ally Bank. The six months ended June 30, 2009 experienced positive mortgage servicing valuations reflected by a marginal increase in market interest rates, partially offset by decreased cash flow assumptions and increased payment assumptions in the first six months of 2009. However, our associated hedge performance was significantly less favorable for the first six months of 2009, as compared to the same period in 2008, primarily due to changes in the spreads between our servicing assets and the derivative instruments we use to manage the interest rate risk associated with those assets. Our ability to fully hedge interest rate risk was restricted in the latter half of 2008 and during the six months ended June 30, 2009, by the limited availability of willing counterparties to enter into forward agreements and liquidity constraints hindering our ability to enter into option derivative positions.

Other revenue, net improved $35.0 and $255.2 million in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. These improvements were mainly driven by significantly lower levels of losses on investment securities. In the prior year, losses of $67.4 and $298.8 million were recognized in the three-and six-month periods, respectively. These prior period losses were primarily due to the negative valuation adjustment on home equity residuals, and a decrease in subordinate retained mortgage-backed security valuations resulting from continued degradation of underlying collateral, rating agency downgrades, and liquidity concerns in the secondary markets. The improvements were also attributable to losses recorded in the second quarter of 2008 on the sale of servicing advances to GMAC Commercial Finance, LLC, representing an improvement of $88.0 million. Approximately $11.5 and $50.8 million for the three and six months ended June 30, 2009, respectively, of lower negative net fair value adjustments on assets and liabilities where the Company elected fair value treatment upon the adoption of SFAS No. 159 also contributed to the improvement. Partially offsetting these improvements was lower real estate brokerage fee income due to the sale of our GMAC Home Services business in the fourth quarter of 2008 and the recognition of deferred tax service revenue related to the closure of the Home Connects business in the second quarter of 2008.

Provision for loan losses increased $60.2 million, or 92.5%, in the three months ended June 30, 2009 and $73.1 million, or 56.7%, in the six months ended June 30, 2009 compared to the same periods in 2008. The increase was primarily due to the non-SFAS No. 159 held for investment portfolio experiencing an increase in severity assumptions and increased levels of delinquency compared to 2008, consistent with trends observed in the overall market. Partially offsetting this increase was the deconsolidation of certain on-balance sheet securitizations in the second half of 2008 and continued portfolio run-off, resulting in lower required allowance in 2009 on the smaller held for investment portfolio.

Non-interest expense increased $12.8 and $106.3 million in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The increase was largely driven by an increase in provisions for assets sold with recourse and mortgage reinsurance, partially offset by decreases in compensation and other expenses. Representation and warranty expenses increased $164.3 million for the three months ended in 2009 and $320.2 million for the six months ended in 2009, compared to the same periods in 2008, resulting from a higher volume of repurchase requests as well as higher severity assumptions on both agency and non-agency loan portfolios. In addition, the provision for mortgage reinsurance increased $4.2 and $66.5 million for the three- and six-month comparative periods, respectively, due to continued deterioration in the portfolio. Partially offsetting these increases were reductions in compensation and benefits expense of $108.5 and $218.9 million in the three- and six-month comparative periods, respectively, and further decreases in other non-interest expenses due to realization of restructuring efforts, primarily lower professional fees, advertising and occupancy expense.

Business Capital Group

The following table presents the results of operations for the Business Capital Group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Net financing revenue	$(8.9)	$(12.3)	$(17.8)	$(25.0)
Other revenue, net	(252.1)	(341.3)	(310.1)	(428.9)
Provision for loan losses	(227.7)	(92.0)	(357.1)	(94.9)
Non-interest expense	(21.1)	(18.9)	(48.5)	(39.6)
Income tax benefit	—	0.3	—	0.4

Net loss	$(509.8)	$(464.2)	$(733.5)	$(588.0)

Business Capital Group’s net loss was $509.8 and $733.5 million for the three and six months ended June 30, 2009, respectively, compared to a net loss of $464.2 and $588.0 million for the same periods in 2008. These increased losses were primarily due to an increase in provision for loan losses, partially offset by favorable other revenue, net.

Net financing revenue improved $3.4 and $7.2 million, or 27.6% and 28.8%, in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Interest income decreased primarily due to a decrease in the average yield on lending receivables caused by lower interest rate yields on receivables and a significant increase in the number of nonaccrual loans compared to the same periods in 2008. In addition, interest income decreased due to the decline of real estate assets. As of June 30, 2009, net lending receivables were $538.9 million, a decrease of $2.7 billion, or 83.3%, compared to the same period in 2008. A decrease in interest expense more than offset the decrease in interest income primarily due to lower borrowings related to the decline in lending receivables, as well as a drop in average interest rates of such borrowings.

Other revenue, net had favorable variances of $89.2 and $118.8 million in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Revenues generated on real estate investments were lower primarily due to less impairment on lot option projects and model homes. Impairments on lot option projects and model homes decreased by $68.2 and $138.5 million in the three and six months ended June 30, 2009, respectively. Offsetting these decreases were increases in impairments on equity investments by $220.4 and $222.4 million for the three and six months ended June 30, 2009, respectively. During the three months ended June 30, 2009, in conjunction with discussions held with GMAC’s bank holding company regulators, we concluded our equity investments were inadmissible activities of a bank holding company. As a result, the equity investments were adjusted to fair value due to our inability to hold these equity investments for an extended period of time, which is reflected in the $220.4 million of current three months ended impairment. In addition, the improvement in other revenue, net was attributable to an impairment of $253.0 million recorded in the second quarter of 2008 related to the sale of our Resort Finance business to GMAC Commercial Finance, LLC. The adjustment to income relates to an adjustment to fair value on the business for the held for sale treatment as of June 30, 2008.

Provision for loan losses increased $135.7 and $262.2 million in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. These increases were primarily due to additional specific reserves recorded during the second quarter of 2009 against a number of distressed loans within the real estate lending portfolio, partially offset by lower general reserves required due to the decline in the amount of lending receivables.

Non-interest expense increased $2.2 and $8.9 million in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. These increases were largely due to an increase in legal fees and litigation reserves.

International Business Group

The following table presents the results of operations for the International Business Group:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Net financing revenue	$22.1	$51.8	$16.8	$36.9
Loss on mortgage loans, net	(568.9)	(881.5)	(566.1)	(1,564.1)
Servicing fees	6.9	13.4	10.9	27.7
Servicing asset valuation and hedge activities, net	(14.7)	(0.6)	(22.9)	(5.9)

Net servicing fees	(7.8)	12.8	(12.0)	21.8
Other revenue, net	(58.8)	(38.6)	(60.0)	(175.4)
Provision for loan losses	(50.2)	(144.7)	(146.7)	(184.4)
Non-interest expense	(22.0)	(117.1)	(71.7)	(248.8)
Income tax expense	(6.7)	(155.1)	(5.7)	(94.0)

Net loss	$(692.3)	$(1,272.4)	$(845.4)	$(2,208.0)

International Business Group’s net loss was $692.3 and $845.4 million for the three and six months ended June 30, 2009, respectively, compared to net losses of $1.3 and $2.2 billion for the same periods in 2008. The three months ended June 30, 2009 results were impacted by the continued deterioration in market conditions, including declining values for residential real estate and increasing delinquency rates on mortgage loans in the portfolio. In addition, we completed nonperforming asset sales in the United Kingdom and ultimately transferred $1.2 billion of unpaid principal balance to mortgage loans held for sale in the United Kingdom and Spain. Our efforts to restructure our operations and reduce head count, curtail loan production with the exception of outstanding commitments and reduce our balance sheet risk through asset and platform sales have resulted in reduced operating expenses and lower negative fair value adjustments on our mortgage loans held for sale and securities. In July 2009, we completed the sale of our Australia operation and entered into a commitment to sell the majority of our Spanish platform (exclusive of certain carved-out assets). The market valuations of certain asset dispositions were reflected in our net loss in accordance with the held for sale treatment as of June 30, 2009.

Net financing revenue decreased $29.7 million in the three months ended June 30, 2009 and $20.1 million in the six months ended June 30, 2009, compared to the same periods in 2008. The unfavorable variance in the first six months of 2009 in net financing revenue was primarily driven by declining yields on our loan portfolio due to higher delinquency rates and the reduction in interest-earning assets. The decrease in interest expense due to the decreasing LIBOR rates and the reduction in borrowings compared to the first six months of 2008 did not offset the declining yields on our loan portfolio.

Loss on sale of mortgage loans decreased $312.6 million in the three months ended June 30, 2009 and decreased $998.0 million in the six months ended June 30, 2009, compared to the same periods in 2008. During 2008 we recognized significant losses, both realized and unrealized, due to depressed pricing and absence of investor demand. Market conditions have not improved in 2009 and therefore we continue to realize losses on sales and further write-downs of our remaining loan portfolios.

Net servicing fees decreased $20.6 million in the three months ended June 30, 2009 and $33.8 million in the six months ended June 30, 2009, compared to the same periods in 2008. The decrease was primarily due to a reduced servicing portfolio size due to asset sales and run-off and an increase in the valuation of the servicer obligation liability to repurchase loans pursuant to our servicing agreements in the Netherlands.

Other revenue, net decreased $20.2 million and increased $115.4 million in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The decrease in the three months ended was primarily due to write-downs in Australian assets to sale price. The increase in the six months ended was primarily due to the unrealized losses recorded in the first six months of 2008 on Continental Europe’s trading securities as a result of changes to the discount rate and severity assumptions to align with the marketplace. There have not been significant changes in valuation assumptions in 2009 for the trading securities.

Provision for loan losses decreased $94.5 million to $50.2 million for the three moths ended June 30, 2009 compared to the same period in 2008 and decreased $37.7 million to $146.7 million for the six months in 2009 compared to the same period in 2008. The decreases in provision were primarily due to declining held-for-investment portfolio balances in both the United Kingdom and Continental Europe and the large provisions taken in 2008 to align with market conditions.

Non-interest expense decreased $95.1 and $177.1 million in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The majority of these cost reductions were due to staff reductions and lower employee-related costs resulting from the restructuring initiatives initiated in 2008.

Income tax expense was $6.7 and $5.7 million in the three and six months ended June 30, 2009, respectively, compared to $155.1 and $94.0 million in the same periods in 2008. The higher expense in 2008 was primarily the result of establishing a deferred tax asset valuation in the United Kingdom and Australia to offset tax benefits that had previously been recognized.

Corporate and Other

The following table presents the results of continuing operations for Corporate and Other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Net financing revenue	$28.9	$50.5	$60.5	$32.9
Loss on mortgage loans, net	(18.7)	(324.2)	(26.0)	(518.2)
Gain on extinguishment of debt	816.9	647.1	1,717.2	1,126.6
Other revenue, net	(16.8)	(72.4)	(54.5)	(207.5)
Provision for loan losses	(99.6)	(59.6)	(170.7)	(198.1)
Non-interest expense	14.9	(89.1)	(3.0)	(118.9)
Income tax benefit (expense)	—	11.7	(1.6)	13.5

Net income from continuing operations	$725.6	$164.0	$1,521.9	$130.3

Corporate and Other represents our business operations outside of our three reportable operating segments and includes the activities of our PIA business. The PIA business operation was reported as part of the Residential Finance Group segment prior to the second quarter of 2008. Its business operations primarily represent the loan portfolio management of our previously purchased distressed assets strategy as well as certain other nonperforming assets. Corporate and Other also includes certain holding company activities and other adjustments to conform the reportable segment information to our consolidated results. The results of the automotive division of Ally Bank are presented as discontinued operations in the Company’s Condensed Consolidated Statements of Income and excluded from this discussion.

Corporate and Other’s income from continuing operations was $725.6 million and $1.5 billion for the three and six months ended June 30, 2009, respectively, compared to income from continuing operations of $164.0 and $130.3 million for the same periods in 2008. The increase was primarily due to an increase in gains recognized on the extinguishment of our debt in the three and six months ended June 30, 2009 compared to the same periods in 2008. The gains in 2009 were the result of consideration received from GMAC for the sale of ResCap’s interest in the parent company of Ally Bank in January 2009 and other forgiveness of ResCap debt held by GMAC with an intent to infuse capital to ResCap. In addition, our results for 2008 included significant losses incurred from the sale of distressed assets in our PIA business.

Net financing revenue decreased $21.6 million for the three months ended June 30, 2009 and increased $27.6 million for the six months ended June 30, 2009, compared to the same periods in 2008. Interest income decreased for both comparative periods driven by a decline in asset levels due to asset sales and continued portfolio run-off in our PIA business. Similarly, interest expense also decreased due to lower average debt balances and lower average cost of funds as interest rates have declined. Interest expense decreased significantly in the first three months of 2009 compared to the first three months of 2008, due to higher debt balances in 2008, as PIA distressed asset sales did not occur until the end of March 2008 and continued through October 2008. In addition, a decline in one-month LIBOR rates for the three and six month comparative periods has resulted in lower interest expense on bonds held by our PIA business.

Loss on mortgage loans, net decreased $305.5 and $492.2 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The improvement was primarily due to significant realized and unrealized losses on mortgage loans held for sale in our PIA business during the first six months of 2008.

Gain on extinguishment of debt totaled $816.9 million and $1.7 billion for the three and six months ended June 30, 2009, respectively, compared to $647.1 million and $1.1 billion for the same periods in 2008. The sale of Ally Bank in January 2009 and GMAC’s forgiveness of ResCap debt on March 31, 2009 and the second quarter of 2009 produced gains on extinguishment of debt of $510.9, $389.5, and $816.9 million, respectively. The gain on extinguishment of debt recognized in the second quarter of 2008 primarily resulted from the private debt tender and exchange offerings completed during the quarter. The remaining gains recognized in 2008 were due to GMAC’s contribution of the ResCap notes that had been purchased within the respective periods through open market repurchase transactions.

Other revenue, net decreased $55.6 and $153.0 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The improvements in other revenue, net were primarily due to a decrease in losses on real estate owned of $48.0 and $100.4 million for the three and six months ended June 30, 2009 compared to the same periods in 2008, driven by a lower foreclosed real estate portfolio held in our PIA business. Contributing to the increase in other revenue, net was also a drop in losses on investment securities, net of $8.5 and $68.7 million for the three and six months ended June 30, 2009, respectively, mainly due to the negative valuation losses recorded in the first six months of 2008 in our PIA business.

Provision for loan losses increased $40.0 million for the three months ended June 30, 2009 and decreased $27.4 million for the six months ended June 30, 2009, in comparison to the same periods in 2008. The increase for the three months ended June 30, 2009 was primarily driven by an increase in frequency and severity assumptions. The decrease for the six months ended June 30, 2009 was primarily due to a smaller loan portfolio, partially offset by an increase in frequency and severity assumptions during the second quarter of 2009.

Non-interest expense decreased $104.0 and $115.9 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. These decreases were primarily due to a reduction in professional fees. In 2008, we recorded advisory and legal fees associated with the debt restructuring completed in the second quarter of 2008. Partially offsetting these decreases were lower unrealized and realized currency gains during the first six months of 2009 compared to the same periods in 2008.

Asset Quality

Allowance for Loan Losses

The deterioration of the domestic and international housing markets has continued into the six month period ending June 30, 2009. Our mortgage loans held for investment credit quality has experienced significant declines due to home price depreciation and higher delinquencies resulting in increased frequency and severity assumptions. In addition, the completed sale of Ally Bank in January 2009 significantly reduced our held for investment mortgage portfolio. Certain comparative data prior to June 30, 2009 includes Ally Bank. This will greatly impact comparative balances between the current period June 30, 2009 and any prior periods as a result of the sale of Ally Bank to GMAC on January 30, 2009 (See Note 2 — Discontinued Operations).

The following table summarizes the activity related to the allowance for loan losses for the three months ended June 30, 2009 and 2008:

	Mortgage Loans Held for Investment		Lending Receivables		Other	Total
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations	Discontinued Operations
	(In millions)
Balance at April 1, 2009	$878.6	$—	$584.7	$—	$—	$1,463.3
Provision for loan losses	271.2	—	231.4	—	—	502.6
Charge-offs	(748.8)	—	(283.3)	—	—	(1,032.1)
Recoveries	8.9	—	0.5	—	—	9.4

Balance at June 30, 2009	$409.9	$—	$533.3	$—	$—	$943.2

Balance at April 1, 2008	$408.5	$76.5	$397.6	$7.5	$34.4	$924.5
Provision for loan losses	239.9	103.1	121.4	(1.2)	4.1	467.3
Charge-offs	(162.7)	(40.1)	(39.7)	(1.6)	(5.0)	(249.1)
Recoveries	10.1	2.6	1.1	—	2.0	15.8

Balance at June 30, 2008	$495.8	$142.1	$480.4	$4.7	$35.5	$1,158.5

The following table summarizes the activity related to the allowance for loan losses for the six months ended June 30, 2009 and 2008:

	Mortgage Loans Held for Investment			Lending Receivables		Other	Total
	Continuing Operations		Discontinued Operations	Continuing Operations	Discontinued Operations	Discontinued Operations
	(In millions)
Balance at January 1, 2009	$745.8		$396.0	$597.6	$4.8	$38.6	$1,782.8
Provision for loan losses	510.8		84.9	365.9	9.3	3.5	974.4
Charge-offs	(859.5)		(24.3)	(431.4)	(9.0)	(4.6)	(1,328.8)
Recoveries	12.8		2.4	1.2	—	1.2	17.6
Ally Bank sale to GMAC(a)	—		(459.0)	—	(5.1)	(38.7)	(502.8)

Balance at June 30, 2009	$409.9		$—	$533.3	$—	$—	$943.2

Balance at January 1, 2008	$776.4		$55.9	$474.3	$10.9	$33.3	$1,350.8
Reduction to allowance due to fair value option election(b)	(489.0)		—	—	—	—	(489.0)
Provision for loan losses	477.8		146.6	128.7	9.6	6.6	769.3
Charge-offs	(287.5)		(63.2)	(124.3)	(15.8)	(9.2)	(500.0)
Recoveries	18.1		2.8	1.7	—	4.8	27.4

Balance at June 30, 2008	$495.8		$142.1	$480.4	$4.7	$35.5	$1,158.5

Allowance as a percentage of total asset class:
June 30, 2009	5.22	%(c)	—	36.88%	—	—	10.14%
December 31, 2008	8.64	%(d)	2.57%	25.62%	0.11%	1.21%	5.27%
June 30, 2008	4.01	%(e)	0.89%	9.92%	0.13%	1.08%	2.89%

(a)	Ally Bank was sold to GMAC on January 30, 2009 (See Note 2 — Discontinued Operations).

(b)	See Note 18 — $489.0 million of allowance for loan losses was removed upon SFAS No. 159 adoption.

(c)	As of June 30, 2009, $7.9 billion of unpaid principal balance is recorded at a fair value of $1.6 billion under SFAS No. 159 with no related allowance for loan losses. These loans have been excluded from this calculation.

(d)	As of December 31, 2008, $8.7 billion of unpaid principal balance is recorded at a fair value of $1.9 billion under SFAS No. 159 with no related allowance for loan losses. These loans have been excluded from this calculation.

(e)	As of June 30, 2008, $9.7 billion of unpaid principal balance is recorded at fair value of $2.7 billion under SFAS No. 159 with no related allowance for loan losses. These loans have been excluded from this calculation.

Discussion of Continuing Operations

The completed sale of non-voting interests in IB Finance and the subsequent deconsolidation of Ally Bank on January 30, 2009 had a significant impact on our June 30, 2009 disclosures in comparison to prior periods (see Note 2 — Discontinued Operations). As a result, we are presenting the following asset quality discussion on a continuing operations basis, which excludes the mortgage and automotive divisions of Ally Bank from the following asset quality disclosures.

The allowance as a percent of the mortgage loans held for investment unpaid principal balance (“allowance coverage”), excluding those loans at fair value, increased from 8.64% as of December 31, 2008 to 10.02% as of March 31, 2009 and decreased to 5.22% as of June 30, 2009. The significant decrease in allowance coverage from March 31, 2009 to June 30, 2009 was primarily the result of the transfer of $1.3 billion in unpaid principal balance from mortgage loans held for investment to mortgage loans held for sale primarily by the International Business Group. This transfer resulted from asset sales completed in the United Kingdom and a commitment to sell the Spanish loan platform (exclusive of certain carved-out assets) as of June 30, 2009. The majority of these transferred assets were nonperforming non-prime and non-conforming loans with a high allowance coverage. Also, in the second quarter of 2009, our policy was changed to perform partial charge-off of first-lien mortgage loans no later than 180 days past due as a result of our parent becoming a bank holding company. This policy change resulted in a significant decrease in the loan loss allowance balance with the offset to the unpaid principal balance, thereby driving a lower allowance coverage percent. The policy change and impact on net charge-offs is discussed below. Excluding the impacts of these items, the allowance coverage has increased as driven by higher levels of delinquency and severity assumptions.

The following table sets forth the allowance for loan losses of our continuing operations by dollar balance for each product type and the respective allowance as a percent of the mortgage loans held for investment unpaid principal balance, excluding those loans held at fair value.

	Allowance for Loan Losses As of June 30,
	2009	2008	2009	2008
	(Dollars in millions)
Prime conforming	$5.7	$5.9	3.68%	6.93%
Prime non-conforming	85.6	246.9	2.86	4.26
Prime second-lien	112.8	48.5	8.22	5.70
Government	3.4	2.2	4.65	1.70
Nonprime	202.4	192.3	6.21	3.51

Total	$409.9	$495.8	5.22%	4.01%

As of June 30, 2009, our mortgage loans held for investment portfolio, not held at fair value, had an unpaid principal balance, net of premium and discounts of $7.9 billion. Our nonprime product represented 41.5% of our portfolio while our prime non-conforming and prime second-lien loan products represented 55.6% of our portfolio. As of December 31, 2008, our mortgage loans held for investment portfolio, not held at fair value, had an unpaid principal balance, net of premium and discounts of $8.6 billion. Our nonprime product represented 48.0% of our portfolio not held at fair value while our prime non-conforming and prime second-lien loan products represented 48.8% of our portfolio. As a result of our strategic divestitures, we have significantly mitigated our exposure to the nonprime product throughout 2008 and the first six months of 2009, which resulted in increased exposure, as a percentage of our portfolio, to prime non-conforming and prime second-lien products.

Increased foreclosures, home price depreciation, and other market factors have driven increases in frequency and severity of loss. Our net charge-offs of mortgage loans held for investment totaled $739.9 million for the three months ended June 30, 2009, compared to $152.6 million for the same period of 2008, and $164.9 million for the quarter ended December 31, 2008. Annualized net charge-offs represent 18.1% of total mortgage loans held for investment unpaid principal balance as of June 30, 2009, 1.98% as of June 30, 2008, and 3.23% as of December 31, 2008. Foreclosures pending as a percentage of unpaid principal balance, net of discounts and fair value adjustments, have increased to 21.8% as of June 30, 2009 compared to 6.89% as of June 30, 2008. Historically, delinquent first-lien mortgage loans were charged-off in the period in which they were deemed uncollectible, which was generally at or near the time of foreclosure. As a result of GMAC becoming a bank holding company, we are required to charge-off first-lien mortgages in accordance with the guidelines of the Federal Register which requires partial impairment to estimated collateral value, less costs to sell no later than 180 days past due. During the second quarter of 2009, we changed our policy to charge-off first lien mortgage loans no later than 180 days past due resulting in an incremental charge-off of $317.7 million. Subsequent charge-offs in future periods are possible should collateral value decline. Prior period charge-offs and unpaid principal balance were not restated. Accordingly, the charge-off policy change was the primary driver for the significant increase in charge-offs reported during the second quarter of 2009; continuing operations net charge-offs for the three months ended June 30, 2009 were $739.9 million, compared to $152.6 million for the same period in 2008, and $106.8 million for the three months ended March 31, 2009.

Our net charge-offs of lending receivables totaled $282.8 million for the three months ended June 30, 2009, compared to $38.6 million for the three months ended June 30, 2008, and $266.6 million for the three months ended December 31, 2008. The significant increase in lending receivables net charge-offs from June 30, 2008 to June 30, 2009 was primarily driven by increased charge-offs within the Business Capital Group’s construction lending and commercial business lending portfolios.

The following table summarizes the net charge-off information of our continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In millions)
Mortgage loans:
Prime conforming	$(14.7)	$(3.9)	$(14.2)	$(7.4)
Prime non-conforming	(282.5)	(55.9)	(298.3)	(50.6)
Prime second-lien	(46.2)	(7.0)	(84.4)	(6.8)
Government	(6.1)	(0.2)	(8.6)	(0.4)
Nonprime	(390.4)	(85.6)	(441.2)	(204.2)
Lending receivables:
Construction	(206.7)	(38.0)	(354.7)	(121.2)
Warehouse	0.5	(0.6)	1.2	(1.6)
Other	(76.6)	—	(76.7)	0.2

Total net charge-offs	$(1,022.7)	$(191.2)	$(1,276.9)	$(392.0)

The deteriorating domestic housing market has also impacted our investment in real estate within the Business Capital Group. Affordability, tightening credit standards, and mortgage market illiquidity have depressed home sales. As a result, we recorded impairment charges on our business lending model home and land contract portfolios of $10.4 and $32.8 million for the three and six months ended June 30, 2009. This compares to impairment charges on these portfolios of $78.5 and $171.3 million for the three and six months ended June 30, 2008. In addition, during the three months ended June 30, 2009, in conjunction with discussions held with the GMAC’s bank holding company regulators, we concluded the equity investments were inadmissible activities of a bank holding company. As a result, the equity investments were adjusted to fair value due to our inability to hold these equity investments for an extended period of time, which is reflected in the $220.4 million of current three months ended impairment.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, foreclosed assets and restructured loans. Mortgage loans and lending receivables are generally placed on nonaccrual status when they are 60 and 90 days past due, respectively, or when the timely collection of the principal of the loan, in whole or in part, is doubtful.

Mortgage loans past due 60 days or more decreased to 29.2% of the total unpaid principal balance as of June 30, 2009, from 29.3% as of December 31, 2008. Lending receivables past due 90 days or more increased to 72.4% of total lending receivables as of June 30, 2009, from 57.8% as of December 31, 2008. This delinquency deterioration in nonperforming assets resulted from increased lending receivables past due 90 days or more, primarily first-lien construction loans, in our commercial real estate portfolio.

During the period, we experienced a decrease in nonprime nonaccrual loans. The decrease was primarily driven by a transfer of Spanish assets from held for investment to held for sale, in accordance with the pending sale of the Spanish platform, and the transfer and divestiture of certain held for sale assets in the United Kingdom.

Nonperforming assets unpaid principal balance of our continuing operations consisted of the following:

	As of
	June 30, 2009	December 31, 2008	June 30, 2008
	(Dollars in millions)
Nonaccrual loans:
Mortgage loans*:
Prime conforming	$131.3	$99.7	$72.7
Prime non-conforming	1,423.3	1,348.9	1,218.6
Prime second-lien	385.9	385.2	123.4
Government	63.6	65.6	56.7
Nonprime	2,787.4	3,239.5	3,334.5
Lending receivables:
Construction**	948.1	1,272.8	823.0
Warehouse	59.6	74.9	157.8
Commercial business	39.4	—	9.5

Total nonaccrual loans	5,838.6	6,486.6	5,796.2
Restructured loans, excluding loans in nonaccrual status above	814.8	106.5	80.3
Foreclosed assets	395.8	624.7	916.4

Total nonperforming assets	$7,049.2	$7,217.8	$6,792.9

Total nonaccrual loans as a percentage of total mortgage loans held for investment and lending receivables	32.8%	32.1%	30.6%

Total nonperforming assets as a percentage of total consolidated assets	32.0%	28.9%	16.7%

*	Includes $265.3 million as of June 30, 2009, $295.9 million as of December 31, 2008 and $126.1 million as of June 30, 2008 of loans that were purchased distressed and already in nonaccrual status. In addition, includes $807.4 million as of June 30, 2009, $218.4 million as of December 31, 2008 and $26.0 million as of June 30, 2008 of restructured loans in nonaccrual status.

**	Includes $25.4 million as of June 30, 2009, $26.4 million as of December 31, 2008 and 75.9 million as of June 30, 2008, of restructured loans in nonaccrual status.

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

If the modification was deemed temporary, our modified loans remained nonaccrual loans and retained their past due delinquency status even if the borrower has met the modified terms. If the modification was deemed permanent, the loan is returned to current status if the borrower complies with the new loan terms. As of June 30, 2009, permanent modifications of on-balance sheet mortgage loans held for investment not recorded at fair value under SFAS No. 159 election, includes approximately $245.5 million of unpaid principal balance.

The following table summarizes the delinquency information for our continuing operations mortgage loans held for investment portfolio:

	As of June 30, 2009		As of December 31, 2008		As of June 30, 2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in millions)
Current	$10,716.6	65.6%	$11,625.5	65.1%	$16,519.8	72.9%
Past due:
30 to 59 days	853.1	5.2	1,003.2	5.6	1,035.2	4.6
60 to 89 days	467.2	2.9	634.2	3.6	602.3	2.7
90 days or more	1,574.6	9.6	2,054.6	11.5	1,703.7	7.5
Foreclosures pending	2,071.2	12.7	1,839.2	10.3	2,089.9	9.2
Bankruptcies	659.4	4.0	705.2	3.9	707.4	3.1

Total unpaid principal balance	16,342.1	100.0%	17,861.9	100.0%	22,658.3	100.0%

Net (discounts) premiums	(545.4)		(537.3)		(572.1)
SFAS No. 159 fair value adjustment	(6,293.6)		(6,828.9)		(7,024.5)
Allowance for loan losses	(409.9)		(745.8)		(495.8)

Total	$9,093.2		$9,749.9		$14,565.9

As of June 30, 2009, we continue to hold mortgage loans that have features that expose us to credit risk and thereby could result in a concentration of credit risk. We currently originate only prime conforming and government mortgages in the United States which reduces our overall exposure to products which increase our credit risk. These loan products include high loan-to-value mortgage loans (nonprime), payment option adjustable rate mortgage loans (prime non-conforming), interest-only mortgage loans (classified as prime conforming or non-conforming for domestic production and prime non-conforming or nonprime for international production) and below market initial rate mortgage loans (prime or nonprime).

Our exposure related to these products recorded in mortgage loans held for sale and mortgage loans held for investment (unpaid principal balance) was as follows:

	Unpaid Principal
	As of June 30, 2009	As of December 31, 2008
	(In millions)
Mortgage Loans Held for Sale — Domestic
High loan-to-value (greater than 100%) mortgage loans	$3.1	$2.2
Payment option adjustable rate mortgage loans	62.6	65.2
Interest-only mortgage loans	26.6	62.9
Below market initial rate mortgage loans	—	—

Total	$92.3	$130.3

Mortgage Loans Held for Investment — Domestic
High loan-to-value (greater than 100%) mortgage loans	$2,118.8	$2,337.2
Payment option adjustable rate mortgage loans	141.2	241.3
Interest-only mortgage loans	1,606.8	8,795.5
Below market initial rate mortgage loans	582.5	801.3

Total	$4,449.3	$12,175.3

Mortgage Loans — Held for Sale and Investment — International
High loan-to-value (greater than 100%) mortgage loans	$824.8	$1,493.9
Payment option adjustable rate mortgage loans	—	—
Interest-only mortgage loans	1,123.4	1,600.3
Below market initial rate mortgage loans	—	—

Total	$1,948.2	$3,094.2

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

Our total production related to these products was as follows:

	Loan Production for the Six Months Ended June 30,
	2009	2008
	(In millions)
High loan-to-value (greater that 100%) mortgage loans	$28.6	$470.8
Payment option adjustable rate mortgage loans	—	0.2
Interest-only mortgage loans	52.3	2,650.0
Below market initial rate mortgage loans	—	232.5

Total	$80.9	$3,353.5

The preceding tables exclude $474.6 and $550.4 million of mortgage loans outstanding in the United Kingdom that have reduced introductory rates, at June 30, 2009 and December 31, 2008, respectively. In addition, the preceding tables exclude United Kingdom mortgage loan production at reduced introductory rates of $0.3 and $246.1 million for the six months ended June 30, 2009 and 2008, respectively. Offering a reduced introductory rate to borrowers is customary market practice in the United Kingdom and thus the interest rate would not be considered “below market.”

Our underwriting guidelines for these products take into consideration the borrower’s capacity to repay the loan and credit history. We believe our underwriting procedures adequately consider the unique risks which may come from these products. We conduct a variety of quality control procedures and periodic audits to ensure compliance with our underwriting standards.

Liquidity and Capital Resources

Liquidity and Capital Management Highlights for the three months ended June 30, 2009

We completed several transactions in the second quarter of 2009 that enabled us to maintain consolidated tangible net worth above $1.0 billion and meet all of our tangible net worth and liquidity covenants. Along with key renewals and extensions of secured committed financing arrangements with some of our external credit providers, our parent has taken further actions to support our liquidity and capital positions.

During the three months ended June 30, 2009, we completed several significant transactions impacting liquidity and capital resources. A summary of these transactions is provided below:

•

During the second quarter of 2009, GMAC contributed to ResCap, Junior Secured Guaranteed Notes due between 2013 and 2015 that GMAC acquired in its December 2008 exchange offer. The notes had a face amount of a $1.4 billion plus accrued interest and a carrying value of approximately $1.7 billion. The forgiveness and extinguishment of the debt resulted in a gain on extinguishment of $0.8 billion and a capital contribution of $0.9 billion. As of June 30, 2009, GMAC still holds $34.0 million face value of our Junior Secured Guaranteed Notes with a carrying value of $41.9 million.

•

On March 16, 2009, we renewed an existing secured committed facility which now matures May 31, 2010, to fund Mortgage Servicing Rights (“MSRs”) collateral up to $1.0 billion. In connection with the renewal, certain terms were amended to provide incremental liquidity to us by funding Freddie Mac MSRs, in addition to Fannie Mae MSRs. On June 1, 2009, the capacity of this facility was increased from $1.0 billion to $1.2 billion. The increase of $0.2 billion is uncommitted.

•

On June 30, 2009, we extended through July 31, 2009, and subsequently extended through September 30, 2009 the $430 million loan agreement (the “GMAC LOC”) between GMAC and Passive Asset Transactions, LLC (“PATI”) and RFC Asset Holdings II, LLC (“RAHI”) both subsidiaries of Residential Capital, LLC.

•

On May 29, 2009, we extended through May 31, 2010, the syndicated commitment for our international aggregation facility Conduit No. 2. In conjunction with this extension, the capacity of this facility was reduced from $497.0 million (£300 million) to $331.4 million (£200 million). Terms of the facility limit the committed amount of funding to $328.9 million (£198.5 million) as of June 30, 2009.

•

On June 1, 2009, PATI and RAHI entered into a new $370 million loan agreement (the “GMAC Credit Agreement”) with GMAC. On June 12, 2009, the agreement was amended to increase the aggregate commitment from $370 million to $470 million. The loan is secured by certain domestic whole-loans, accounts receivable, notes receivable and equity investments of the borrowers. Advances under the loan are available only if certain cash and cash equivalent balances of ResCap and its consolidated subsidiaries are less than $800 million or certain unrestricted and unencumbered balances in U.S. Dollars and cash equivalents of ResCap and its consolidated subsidiaries are less than $300 million. On June 30, 2009, the maturity date of this loan agreement was extended to July 31, 2009 and subsequently extended through September 30, 2009.

•

On June 12, 2009, Residential Funding Company, LLC (“RFC”) and GMAC Mortgage, LLC amended their revolving credit facility with GMAC (the “MSR Facility”) increasing the maximum lending commitment from $240 million to $400 million, increasing the interest rate to one-month LIBOR plus 6% and increasing the advance rate against eligible collateral to 40%. On June 30, 2009, the maturity date of the facility was extended to July 31, 2009 and subsequently extended through September 30, 2009.

On-going Liquidity and Capital Management Focus

We continue to modify our capital structure, including entering into transactions with GMAC, in response to market conditions and to support our business objectives. Market conditions over the past 18 months have resulted in increasing reliance on GMAC for access to capital. Although GMAC’s continued actions through various funding and capital initiatives demonstrate support for us and GMAC’s status as a bank holding company and completion of its debt exchange in 2008 and further capital actions in 2009 better positions GMAC to be capable of supporting us, there are no commitments or assurances for future funding and/or capital support from GMAC, except as otherwise provided in this Form 10-Q. Consequently, there remains substantial doubt about our ability to access necessary capital and continue as a going concern. Should GMAC no longer continue to support our capital or liquidity needs or we are unable to successfully execute other initiatives, it would have a material adverse affect on our business, results of operations and financial position.

Liquidity Management

Our liquidity needs remain significant and we rely heavily on our parent and affiliates as well as our ability to access capital markets to provide financing. Our primary liquidity management objective is to maintain adequate, reliable access to liquidity across all market cycles and in periods of financial stress. Our liquidity needs are addressed through our access to:

•

Unrestricted Liquidity:    We maintain a portfolio of money market instruments to support cash fluctuations, which we consider our unrestricted liquidity balance. Our unrestricted liquidity position totaled $0.5 billion as of June 30, 2009, and December 31, 2008. We view our unrestricted liquidity as cash readily available to cover operating demands across our business operations. Unrestricted liquidity differs from cash and cash equivalents of $1.2 billion at June 30, 2009, in that unrestricted liquidity does not include operating cash maintained within business segments to cover timing related outflows and cash set aside for reinvestment or permanent debt reductions into the GMAC Senior Secured Credit Facility.

•

Short-term financing:    We require short-term funding to finance our mortgage loans held for sale, lending receivables and other various liquid assets. As of June 30, 2009, the outstanding balance of short-term borrowings totaled $2.4 billion, as compared with $3.4 billion as of December 31, 2008. In addition, since late 2008, we have served as a broker of residential mortgage loans for Ally Bank. Through a broker agreement and a purchase and sale agreement with Ally Bank, we both broker and sell first mortgage loans and home equity lines of credit to Ally Bank. These residential mortgage loans (“the Loans”) are underwritten and originated or purchased and held by Ally Bank until such time that they are sold to Government Sponsored Entities (“GSEs”). The time period between the origination and eventual sale of the Loans is typically less than 30 days. Currently, Ally Bank does not sell loans directly to the GSEs. Therefore, immediately prior to their sale to the GSEs, the Loans are sold from Ally Bank to us (an approved seller) and we deliver the Loans to the GSEs.

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

The following table summarizes the maturity profile of our total borrowings as of June 30, 2009. Amounts represent the scheduled maturity of debt, assuming no early redemptions occur. For sources of borrowings without a stated maturity date (as is the case with uncommitted agreements), the maturities are assumed to occur within 2009.

	2009	2010	2011	2012	2013	2014	2015	2016 – 2017	2018 and There after	Total
	(In millions)
Secured borrowings:
Borrowings from parent	$931.0	$2,000.2	$—	$—	$—	$—	$—	$—	$—	$2,931.2
Collateralized borrowings in securitization trusts (a)	—	—	—	—	—	—	—	—	3,640.5	3,640.5
Other secured borrowings:
Senior secured notes	—	773.2	—	—	—	—	—	—	—	773.2
Junior secured notes	—	—	—	—	884.6	884.6	884.7	—	—	2,653.9
Secured aggregation facilities	312.9	371.0	—	—	—	—	—	—	—	683.9
Repurchase agreements	61.9	—	—	—	—	—	—	—	—	61.9
Mortgage servicing rights facilities	—	1,043.0	—	—	—	—	—	—	—	1,043.0
Servicing advances	700.0	—	—	—	—	—	—	—	—	700.0
Other	—	—	—	—	—	—	—	—	262.6	262.6

Subtotal secured borrowings:	2,005.8	4,187.4	—	—	884.6	884.6	884.7	—	3,903.1	12,750.2

Unsecured borrowings:
Senior unsecured notes —Domestic	—	832.6	213.3	82.7	497.7	—	115.9	—	—	1,742.2
Senior unsecured notes —International	—	482.9	—	144.7	59.5	117.5	—	—	—	804.6
Medium-term unsecured notes — International	170.7	—	—	136.5	—	—	—	—	—	307.2
Other	1.9	13.1	—	—	—	—	—	—	—	15.0

Subtotal unsecured borrowings:	172.6	1,328.6	213.3	363.9	557.2	117.5	115.9	—	—	2,869.0

Total borrowings	$2,178.4	$5,516.0	$213.3	$363.9	$1,441.8	$1,002.1	$1,000.6	$—	$3,903.1	$15,619.2

(a)	The principal on the debt securities is paid using cash flows from underlying collateral (mortgage loans). Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received and as such we elected to represent the full term of the securities in the 2018 and thereafter timeframe.

•	Sources of funding: The funding sources utilized are primarily determined by the type of asset financed and associated with a particular product or business. These sources of funding include:

-	Borrowings from parent and affiliates: A significant portion of our assets are pledged as collateral to support the funding programs provided by our parent and affiliates.

-	Unsecured and secured funding sources at the ResCap level: We have historically had access to the unsecured debt market to further diversify our funding sources. We have been unable to access the long-term debt markets due to our weakened credit ratings and corporate performance driven by the illiquidity of the capital markets. We do not expect our access to the unsecured debt market to be restored in the near future.

-	Third-party secured funding programs: We have various third-party funding programs that are secured with the pledge of a portion of our assets. As part of these programs, sources of funding have been developed in the mortgage and asset-backed securities markets. While we maintain credit relationships with our external counterparties, our ability to access that credit has been severely limited due to continued stress impacting the domestic and international residential mortgage markets and dysfunctional credit markets.

•

Maintaining an active dialogue with the rating agencies:    Historically, our ability to meet our funding needs has been influenced by the ratings assigned by the rating agencies to ResCap and certain obligations issued by ResCap and its subsidiaries. These ratings impact both our ability to access the capital markets as well as the cost of funds associated with such transactions. We maintain a dialogue with the rating agencies throughout the year and will continue to work closely with them regarding our performance and changes in the overall business environment. In addition to our ratings, the current market conditions inhibit our ability to access the debt capital markets.

•

Maintaining adequate servicer ratings with government sponsored entities:    Along with certain of our subsidiaries, which conduct our primary and master servicing activities, we are required to maintain adequate servicer ratings in accordance with master agreements entered into with the GSEs. The servicer ratings, provided by certain rating agencies, are highly correlated with our consolidated tangible net worth and overall financial strength. On December 22, 2008, GMAC Mortgage, a subsidiary of the Company, notified Fannie Mae that it was in breach of one of the servicer rating requirements as set forth in the Master Agreement between Fannie Mae and GMAC Mortgage. On June 22, 2009, Fitch Ratings upgraded our primary servicer rating bringing us into compliance with the requirements of our master servicing agreements with respect to that rating. During the interim period we operated under a series of temporary waivers granted by Fannie Mae pursuant to which Fannie Mae was allowed to conduct enhanced servicing reviews to ensure our subsidiary GMAC Mortgage continued to provide satisfactory servicing performance.

•

Interest Rate Management:    The interest rate risk profile of our debt structure can be separated from the actual debt issuances using derivative financial products. We have issued both fixed and variable rate debt in a range of currencies. We use derivative contracts, primarily interest rate swaps, to effectively convert a portion of our fixed rate debt to variable rate debt. The maturity structure of the derivatives generally corresponds to the maturity structure of the debt being hedged. As of June 30, 2009, $0.3 billion of fixed rate long-term unsecured debt was swapped to floating rate through interest rate swaps.

Capital Management

We continually review our capital management process at the entity and country level. Our capital management framework is designed to ensure that we maintain sufficient capital consistent with our risk profile as well as all applicable regulatory standards, guidelines and external rating agency considerations. Capital is used primarily to sustain our business platforms.

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

The most restrictive financial covenants in our credit facilities require us to maintain consolidated tangible net worth of $250 million as of the end of each month, consolidated liquidity of $750.0 million daily, and unrestricted liquidity of $250.0 million daily. For these purposes, consolidated tangible net worth is defined as consolidated equity, excluding intangible assets and any equity in Ally Bank to the extent included in our consolidated balance sheet. Consolidated liquidity is defined as consolidated cash and cash equivalents, excluding cash and cash equivalents of Ally Bank to the extent included in our consolidated balance sheet. Unrestricted liquidity is defined as certain unrestricted and unencumbered cash balances in U.S. Dollars and cash equivalents on a consolidated basis. We view unrestricted liquidity as cash readily available to cover operating demands across its business operations. These financial covenants are also included in certain of our bilateral facilities.

If at any month end, our consolidated tangible net worth, as defined, falls below $1.0 billion, Fannie Mae has the right to pursue certain remedies. These remedies could include, among other things, reducing our ability to sell loans to them, reducing our capacity to service loans for them, requiring it to transfer servicing of loans we service for them, or requiring the posting of additional collateral. If Fannie Mae determines to exercise their contractual remedies as described above, it would adversely affect our profitability and financial condition. Additionally, a consolidated tangible net worth, as defined, below $1.0 billion and/or further deterioration in financial performance could impact our servicer rating. Our servicer ratings are required to be maintained at certain levels as set forth in the Master Agreement between Fannie Mae and GMAC Mortgage, LLC. If the servicer ratings fall below the minimum level, Fannie Mae would be entitled to exercise certain rights and remedies, including those described above and the right to terminate its mortgage selling and servicing contract with us, as permitted by the contract with GMAC Mortgage, LLC. Any such termination of the mortgage selling and servicing contract could trigger cross default provision in certain facilities.

As of June 30, 2009, we had consolidated tangible net worth, as defined, of $1.05 billion and remained in compliance with all of our consolidated tangible net worth covenants. In addition, we complied with our consolidated liquidity requirement of $750.0 million and unrestricted liquidity requirement of $250.0 million. The GMAC LOC and GMAC Credit Agreement provide advances to us, limited to unused capacity, when consolidated liquidity is less than $800.0 million and/or unrestricted liquidity is less than $300.0 million. As of June 30, 2009, $430.0 and $143.9 million of advances were outstanding under these facilities, respectively.

One of our facilities through a subsidiary is subject to sequential declines in advance rates if the consolidated tangible net worth of the subsidiary falls below $1.0 and $0.5 billion, respectively. The decline in advance rates, which reduces the amount we can borrow, would require us to provide cash or provide additional collateral to a counterparty dependent on the borrowed amount at that time. As of June 30, 2009, the consolidated tangible net worth of that subsidiary exceeded $1.0 billion.

Borrowings

	Outstanding as of
	June 30, 2009	December 31, 2008
	(In millions)
Secured borrowings:
Borrowings from parent	$2,931.2	$2,663.3
Borrowings from affiliates	—	7.6
Collateralized borrowings in securitization trusts	3,640.5	3,752.5
Senior secured notes	773.2	1,672.8
Junior secured notes	2,653.9	5,027.1
Outstanding under secured facilities:
Secured aggregation facilities	683.9	1,316.9
Repurchase agreements	61.9	429.2
Federal Reserve Board advances	—	10.0
FHLB advances	—	9,303.0
Mortgage servicing rights facilities	1,043.0	528.0
Servicing advances	700.0	700.0
Other	262.6	299.8

Total outstanding under secured facilities	2,751.4	12,586.9

Subtotal secured borrowings	12,750.2	25,710.2

Unsecured borrowings:
Senior unsecured notes	2,546.8	2,732.4
Subordinated unsecured notes	—	205.4
Medium-term unsecured notes	307.2	296.2
Outstanding under unsecured facilities	15.0	115.1

Subtotal unsecured borrowings	2,869.0	3,349.1

Total borrowings	15,619.2	29,059.3
Bank deposits	—	19,861.5

Total borrowings and deposits	15,619.2	48,920.8
Off-balance sheet financings	110,479.8	125,926.3

Total	$126,099.0	$174,847.1

Funding Sources

Secured and Unsecured Funding Facilities

Continued deterioration in the marketplace through June 30, 2009, and our plan to actively manage down certain aspects of our business model resulted in further reductions in available funding capacity, and the orderly pay down and in some cases subsequent termination of certain of our financing arrangements. If current market conditions persist, it is less likely that we will be able to renew certain of our facilities on acceptable terms, if at all. If we cannot renew existing facilities or secure new sources of funding, it would have a material adverse effect on our business, results of operations and financial position.

Although unused capacity exists under our secured committed facilities, this unused capacity can be utilized only upon pledge of eligible assets that we may not have at the time we want to draw upon the facility rendering that capacity unavailable. This restriction also applies to our secured borrowings from parent and affiliates, including the GMAC Senior Secured Credit Facility, GMAC Secured MSR Facility, GMAC LOC, and GMAC Credit Agreement.

Facilities with Parent

We rely heavily on support from our parent to meet our financing and covenant requirements. The following table summarizes the capacity in our facilities with parent as of June 30, 2009 and December 31, 2008:

	As of June 30, 2009			As of December 31, 2008
	Outstanding	Unused Capacity	Total Capacity	Outstanding	Unused Capacity	Total Capacity
	(In millions)
Facilities with parent
GMAC Senior Secured Credit Facility	$2,000.2	$189.5	$2,189.7	$2,355.9	$613.4	$2,969.3
GMAC Secured MSR Facility	357.1	42.9	400.0	240.1	—	240.1
GMAC ResMor Sale Advance	—	—	—	67.3	—	67.3
GMAC LOC	430.0	—	430.0	—	430.0	430.0
GMAC Credit Agreement	143.9	326.1	470.0	—	—	—
GMAC unsecured facility	—	—	—	—	3,000.0	3,000.0

	$2,931.2	$558.5	$3,489.7	$2,663.3	$4,043.4	$6,706.7

GMAC Senior Secured Credit Facility: This facility is scheduled to mature on May 1, 2010. Borrowings against the GMAC Senior Secured Credit Facility are lower than prior quarters due to limited reinvestments and a reduction in the borrowing base. In addition, the amount available to be borrowed under the GMAC Senior Secured Credit Facility as of any date will be reduced by the hedge support requirement, if any, as of such date. The hedge support requirement varies based on the amount and economics of the hedges outstanding related to this facility. As of June 30, 2009, the hedge support requirement was equal to $32.2 million.

The GMAC Senior Secured Credit Facility has additional restrictions, including limitations on the use of proceeds from sales of pledged collateral within this facility. Such proceeds are required to be repaid to GMAC to reduce the balance outstanding under the facility. We have 120 days to request an advance under the facility equal to the amount repaid as a result of collateral sales, provided we invest the funds advanced in new eligible collateral. New eligible collateral may not be available for us to invest in or we may choose not to draw upon this capacity. If this capacity is not drawn upon within the 120 day period, the capacity of the GMAC Senior Secured Credit Facility is permanently reduced. During the three months ended June 30, 2009, the capacity of the GMAC Senior Secured Credit Facility was permanently reduced by $286.6 million.

GMAC Secured MSR Facility:    On April 18, 2008, RFC and GMAC Mortgage entered into, and subsequently amended, a Secured MSR Facility with GMAC. The collateral securing the GMAC Secured MSR facility is not part of the primary collateral securing the GMAC Senior Secured Credit Facility or the new secured notes which were offered in ResCap’s private exchange offers. The facility matures September 30, 2009.

GMAC ResMor Sale Advance:    On January 1, 2009, RFOC completed the sale of ResMor Trust to GMAC for 82 million CAD ($67 million). The advance was settled as consideration for the completed sale.

GMAC LOC:    The $430 million GMAC LOC is a source of contingency funding for ResCap and its subsidiaries, and matures September 30, 2009. The available amount and the borrowing base of the GMAC LOC will both be reduced by the amount of any collateral posted or delivered by GMAC IM to RFC, GMAC Mortgage, or ResCap pursuant to the GMAC IM derivative transactions agreements with GMAC IM. Also, an agreement was reached to cross-collateralize the obligations under the GMAC LOC, the GMAC Credit Agreement, the GMAC Secured MSR Facility and the GMAC IM Derivative Agreements for the benefit of GMAC as Omnibus Agent.

GMAC Credit Agreement:    The GMAC Credit Agreement is an additional source of contingency funding for two of our indirect subsidiaries PATI and RAHI who entered into a new $370 million loan agreement with GMAC on June 1, 2009. On June 12, 2009, the agreement was amended to increase the aggregate commitment from $370 million to $470 million. The loan is secured by certain domestic whole-loans, accounts receivable, notes receivable and equity investments of the borrowers. Advances under the loan are available only if certain cash and cash equivalent balances of ResCap and its consolidated subsidiaries are less than $800 million or certain unrestricted and unencumbered balances in U.S. dollars and cash equivalents of ResCap and its consolidated subsidiaries are less than $300 million. On July 31, 2009, the maturity date of this loan agreement was extended to September 30, 2009. The available amount and the borrowing base of the GMAC LOC will both be reduced by the amount of any collateral posted or delivered by GMAC IM to RFC, GMAC Mortgage, or ResCap pursuant to the GMAC IM derivative transactions agreements with GMAC IM. Also, an agreement was reached to cross-collateralize the obligations under the GMAC LOC, the GMAC Credit Agreement, the GMAC Secured MSR Facility and the GMAC IM Derivative Agreements for the benefit of GMAC as Omnibus Agent.

GMAC Unsecured Facility:    This contingency financing arrangement is for use solely by Ally Bank and not an available source of funding for any of our non-regulated entities. As of June 30, 2009, as a result of the sale of remaining non-voting interest in IB Finance on January 30, 2009, this financing arrangement is no longer reflected as a source of financing.

Facilities with Affiliates

The following table summarizes our capacity in facilities with affiliates as of June 30, 2009 and December 31, 2008:

	As of June 30, 2009			As of December 31, 2008
	Outstanding	Unused Capacity	Total Capacity	Outstanding	Unused Capacity	Total Capacity
	(In millions)
Borrowings from affiliates
Cerberus secured model home revolver	$—	$10.0	$10.0	$—	$10.0	$10.0
Cerberus secured model home term loan	—	—	—	7.6	—	7.6

	$—	$10.0	$10.0	$7.6	$10.0	$17.6

Cerberus Secured Model Home Term and Revolving Loans:    During the second quarter of 2008, Cerberus entered into both a secured term loan and revolving loan with CHM Holdings, LLC (“CMH”). As of June 30, 2009, the term loan was fully paid and there was no remaining capacity. The revolving loan capacity is $10.0 million; however, there are no borrowings under the loan.

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

Senior and Junior Secured Notes

As part of our private debt tender and exchange offers, on June 6, 2008, we issued approximately $5.7 billion of senior and junior secured notes in exchange for approximately $8.6 billion of our outstanding unsecured notes. Of the $8.6 billion of unsecured notes that were exchanged, approximately $1.8 billion were repurchased for $1.2 billion in cash pursuant to a “modified Dutch auction” tender offer. In accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, we deferred the concession recognized in the exchange offer through an adjustment to the carrying value of the secured notes. The senior and junior secured notes interest rates are 8.5% and 9.625%, respectively. The deferred concession of $1.2 billion is being amortized over the life of the secured notes through a reduction to interest expense using an effective yield methodology. In June 2008, $16.9 million of the concession was recognized as a troubled debt restructuring gain in order to write down the carrying value of the bonds to an amount equal to the secured notes undiscounted contractual payments. For the year ended December 31, 2008, $120.8 million of the deferred concession was amortized as a reduction to interest expense. During the six months ended June 30, 2009, an additional $101.0 million was amortized as a reduction to interest expense. The balance of the deferred concession at June 30, 2009 was $29.9 and $499.4 million for the senior and junior notes, respectively. As part of GMAC’s debt exchange completed in December 2008, as of June 30, 2009, GMAC holds $34.0 million of junior secured notes with a carrying value of approximately $41.9 million.

Other Secured Facilities

We use committed and uncommitted secured facilities to fund inventories of mortgage loans held for investment, mortgage loans held for sale, lending receivables, mortgage servicing cash flows and mortgage-backed securities. We use these facilities to provide funding for residential mortgage loans prior to their subsequent sale or securitization. We refer to the time period between the acquisition or origination of loans and their subsequent sale or securitization as the aggregation period.

As part of our focus to reduce risk on our balance sheet, we currently only originate agency eligible and government loans domestically. We originated conforming and government loans in Canada principally through our ResMor Trust Company up until its sale on January 1, 2009. We continue to originate or broker conforming agency eligible collateral, all of which has guaranteed purchase commitments from Fannie Mae, Freddie Mac, and Ginnie Mae. The significant reduction of our loan originations has resulted in lower utilization of our third-party secured aggregation facilities.

The cost of funding related to these facilities is typically priced off a short-term benchmark, such as highly-rated commercial paper, one month LIBOR or a similar index, plus a stated percentage over such index rate and other costs of issuance. In the past, committed financing sources were generally renewed annually at our discretion and the discretion of the third-party. Under current market conditions, if a lender chooses to offer renewal of a facility it usually contains less favorable terms than the existing facility. Our secured borrowings, including our aggregation facilities, are repaid as the underlying assets are sold or securitized. Between July 1, 2009 and June 30, 2010 we have $2.6 billion, or 91.4%, of our other secured committed capacity maturing.

The table below highlights committed, uncommitted and total capacity under our non-affiliated secured funding facilities as of June 30, 2009 and December 31, 2008:

	As of June 30, 2009			As of December 31, 2008
	Outstanding	Unused Capacity	Total Capacity	Outstanding	Unused Capacity	Total Capacity
	(In millions)
Secured funding facilities - committed
Secured aggregation facilities:
International mortgage loan facilities	$371.0	$56.5	$427.5	$768.1	$43.3	$811.4
Bank facilities for construction lending receivables	312.9	—	312.9	548.8	—	548.8
Repurchase agreements	61.9	129.2	191.1	429.2	1,283.4	1,712.6
Mortgage servicing rights facilities	1,000.0	—	1,000.0	528.0	900.0	1,428.0
Servicing advances	700.0	—	700.0	700.0	—	700.0
Other	246.6	—	246.6	271.1	—	271.1

Total committed	2,692.4	185.7	2,878.1	3,245.2	2,226.7	5,471.9

Secured funding facilities - uncommitted
Secured aggregation facilities:
Federal Reserve Board advances	—	—	—	10.0	4,047.2	4,057.2
FHLB advances	—	—	—	9,303.0	158.0	9,461.0
Mortgage servicing rights facilities	43.0	157.0	200.0	—	—	—
Other	16.0	—	16.0	28.7	—	28.7

Total uncommitted	59.0	157.0	216.0	9,341.7	4,205.2	13,546.9

Total secured funding facilities	$2,751.4	$342.7	$3,094.1	$12,586.9	$6,431.9	$19,018.8

Although unused capacity exists under our secured committed facilities, use of such capacity is conditioned upon certain collateral eligibility requirements and, as a result, our access to such capacity under these facilities may be limited.

Secured Aggregation Facilities:

International Mortgage Loan Facilities: International facilities to fund mortgage loans prior to their sale or securitization include: $328.9 million (£198.5 million) of liquidity commitments to fund loans in the United Kingdom and $98.6 million (€70.0 million) of liquidity commitments to fund loans originated in the Netherlands. In recognition of reduced financing needs abroad, we have been working with our third-party credit providers to realign our funding needs resulting in further reductions of unutilized lending commitments as well as transferring ownership of the underlying collateral through mortgage-backed securitizations or whole-loan sales.

Bank Facility for Construction Lending Receivables: As of June 30, 2009, we had a syndicated facility to fund our Business Capital Group’s construction and commercial lending receivables with an aggregate liquidity commitment of $312.9 million. On March 31, 2008, this facility went into early amortization due to Moody’s decision not to reaffirm the facility rating. As a result, all forward commitments to fund receivable obligations previously eligible for financing under this facility were funded by alternative sources. As of June 30, 2009, we had $312.9 million debt outstanding under the facility.

Repurchase Agreements:

As of June 30, 2009, none of our bilateral agreements currently accept new assets to collateralize new draws. On March 16, 2009, our $1.0 billion syndicated whole-loan repurchase facility was terminated. While the termination lowered our overall available capacity, we did not have an outstanding debt balance under this facility.

Mortgage Servicing Rights Facilities:

We have $1.2 billion of funding capacity through which eligible mortgage servicing rights are funded by an external counterparty. This represents a decrease in our mortgage servicing rights funding capacity by approximately $228 million from December 31, 2008, as one of our funding facilities was paid down and terminated on March 3, 2009. The facility was last amended in June 2009, now consists of $1.0 billion of committed capacity and $0.2 billion of uncommitted capacity, and matures on May 31, 2010. The amendment expanded the scope of mortgage servicing rights eligible to be pledged as collateral as well as amending certain covenant terms in the agreement. This remaining secured committed financing arrangement is incremental to GMAC’s funding of our mortgage servicing rights through the GMAC Secured MSR Credit Facility.

Servicing Advances:

Our secured facility to fund mortgage servicer advances had capacity of $0.7 billion as of June 30, 2009 and December 31, 2008. On July 28, 2009, the maturity date of this facility was extended until November 25, 2009.

Federal Reserve Board Advances:

As of June 30, 2009, as a result of the sale of remaining non-voting interests in IB Finance to GMAC and subsequent deconsolidation of Ally Bank on January 30, 2009, Federal Reserve’s Discount Window and TAF are no longer reflected as a source of financing. Prior to the completed sale, this funding source was only available to Ally Bank legal entity activities.

FHLB Advances:

As of June 30, 2009, as a result of the sale of remaining non-voting interest in IB Finance to GMAC and subsequent deconsolidation of Ally Bank on January 30, 2009, access to the Federal Home Loan Bank of Pittsburgh advances are no longer reflected as a source of financing. Prior to the completed sale, this funding source was only available to Ally Bank legal entity activities.

Secured Borrowings:

As of June 30, 2009, other secured committed outstanding borrowings includes $246.6 million in variable funding notes due to mature on February 25, 2031. Other secured uncommitted outstanding borrowings includes a $16.0 million (£9.6 million) United Kingdom residual payable related to off-balance sheet financing transactions.

Unsecured Notes:

Senior Unsecured Notes

As of June 30, 2009, Senior Unsecured Notes includes $1.7 billion of U.S. dollar denominated notes maturing between June 2010 and June 2015, $0.6 billion Euro denominated notes maturing between September 2010 and May 2012 and $0.2 billion of U.K. sterling denominated notes maturing between May 2013 and July 2014. We hedge a portion of the interest rate risk associated with the fixed-rate Euro and U.K. sterling debt. As of June 30, 2009, we had interest rate swap agreements in place with notional amounts of €110.9 million and £65.3 million for this purpose.

Medium-term Unsecured Notes

As of June 30, 2009, medium-term unsecured notes includes $307.2 million of peso denominated notes maturing between September of 2009 and June of 2012.

Unsecured Facilities:

The table below highlights uncommitted and total capacity under our non-affiliated unsecured funding facilities as of June 30, 2009 and December 31, 2008:

	As of June 30, 2009			As of December 31, 2008
	Outstanding	Unused Capacity	Total Capacity	Outstanding	Unused Capacity	Total Capacity
	(In millions)
Unsecured funding facilities-uncommitted
International commercial paper	$—	$—	$—	$89.7	$—	$89.7
Ally Bank Federal Funds	—	—	—	—	145.0	145.0
Other	15.0	—	15.0	25.4	—	25.4

Total unsecured uncommitted funding facilities	$15.0	$—	$15.0	$115.1	$145.0	$260.1

Other Unsecured Borrowings:

As of June 30, 2009, the amount outstanding represents Business Capital Group builder notes of $13.9 million and $1.1 million for a five year arrangement to fund software licensing in the form of uncommitted notes payable due to mature on August 12, 2012.

Bank Deposits

As a result of the sale of remaining non-voting interests in IB Finance to GMAC and subsequent deconsolidation of Ally Bank on January 30, 2009, Ally Bank deposits are no longer reflected on our balance sheet. Also deposits within ResMor Trust were sold in conjunction with the sale of ResMor Trust to GMAC on January 1, 2009.

Off-Balance Sheet Financings

Our total off-balance sheet financings outstanding were $110.5 billion as of June 30, 2009 and $125.9 billion as of December 31, 2008. A significant portion of our off-balance sheet financing relates to securitizations issued in off-balance sheet trusts.

We participate in a number of off-balance sheet revolving securitizations collateralized by home equity lines of credit with credit capacity totaling approximately $4.0 billion with $2.0 billion of capacity not drawn upon within the trust as of June 30, 2009. As provided by the securitization structure, as servicer, we become obligated to fund any incremental draws on home equity lines of credit by borrowers if certain triggers are met. These draws are referred to as excluded amounts and are funded directly to the borrower by us. In return, our lending balances are collected from an allocated portion of the remitted funds of all the borrowers within the trusts. We are actively managing the available lines of credit within these trusts to reduce this potential exposure. At

June 30, 2009, the amount funded directly by us was $439.6 million, which we classify as mortgage loans held for investment and subject to provision for loan losses on the condensed consolidated balance sheet. At June 30, 2009, the amount of our unfunded commitments to directly fund home equity lines of credit in off-balance sheet securitizations was $1.8 billion.

As a part of our historical capital markets activity, predominately in the International Business Group, several of our securitizations have certain servicer obligations contingent on actions by bondholders. These servicer obligations exist in our Dutch, German and Australian securitization structures. Certain of these securitizations provide the investors of the special purpose entity (“SPE”) with the ability to put back these securities to the SPE at a specified date in the future at a price equal to par less losses previously allocated to the bondholder. As the servicer of the SPE, the Company’s subsidiaries are obligated to advance the funds required to redeem bondholders. The specific dates that these options can be exercised typically range from seven to twelve years from the securitization issuance date. The earliest exercise date for these options is the third quarter of 2009.

The total estimated amount of Dutch and German bonds subject to these servicer obligations is approximately €6.0 billion ($8.4 billion) beginning July 1, 2009 through 2019. The estimated obligation considers contractual amortization, prepayments, and defaults among other management assumptions. The portion that is exercisable prior to December 31, 2009 and 2010 is €65.2 million (1.1% of the total) and €285.5 million or (4.8% of the total), respectively. Approximately 72.7% of the total estimated bonds are eligible for this servicer obligation beginning in 2013 and after.

The total estimated amount of Australian bonds subject to these servicer obligations is approximately 151.6 million AUD ($122.5 million) all exercisable in 2011. On July 2, 2009, we completed the sale of our Australian operations and as part of the sale the buyer assumed all liability associated with this servicer obligation. Refer to Footnote 27 — Subsequent Events for additional information regarding this transaction.

We currently hold the residual interest on all of the international securitizations which have these servicer obligations. To the extent that the bonds are put back to the SPE and the loans are repurchased, we have recognized the estimated future credit losses on the underlying mortgage loans through the fair market value of the retained residuals we currently hold on our balance sheet. To the extent that losses are expected to arise from factors such as liquidity or market risk of the loans that may be purchased pursuant to our servicer obligation (i.e. losses beyond the credit losses already reflected in the residual), we estimate and record this incremental loss when the likelihood of bondholder exercise is foreseeable and the incremental loss can be reasonably estimated. During the six months ended June 30, 2009, we recorded a $23.1 million incremental loss related to these servicer obligations. As the servicer obligation is within the underlying servicing contracts, this loss was reflected as a write-down to the servicing assets held by the International Business Group. As of June 30, 2009, the liabilities related to these servicer obligations, after considering the valuation of our residual interests, are $43.8 million.

Credit Ratings

The following table summarizes our current credit ratings and outlook from the major credit rating agencies:

Rating Agency	Senior Unsecured Debt	Senior Secured Debt	Junior Secured Debt	Outlook	Date of Last Action
Fitch	C	NR	C	Watch (+)	January 8, 2009
Moody’s	C	C	C	Stable	November 20, 2008
S&P	CC	CCC	CC	Developing	May 26, 2009
DBRS	C	C	C	UR-Negative	November 21, 2008

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

Based upon this modeling, the following tables summarize the estimated change in fair value of our interest rate-sensitive assets, liabilities and commitments as of June 30, 2009, and 2008 given several hypothetical, instantaneous, parallel-shifts in the yield curve:

	Change in Fair Value as of June 30, 2009
Change in Interest Rate (basis points)	-100	-50	+50	+100
	(In millions)
Mortgage servicing rights and other financial instruments:
Mortgage servicing rights and other retained interests	$(1,209)	$(477)	$369	$648
Impact of servicing hedge:
Swap-based	335	161	(133)	(224)
Treasury-based	(81)	(41)	42	82
Others	438	249	(298)	(633)

Mortgage servicing rights and other retained interests, net	(517)	(108)	(20)	(127)

Committed pipeline	101	71	(108)	(238)
Mortgage loan inventory	233	133	(157)	(332)
Impact of associated derivative instruments:
Mortgage-based	(343)	(203)	248	525
Others	—	—	—	(1)

Committed pipeline and mortgage loan inventory, net	(9)	1	(17)	(46)

Notes payable and capital securities	(80)	(41)	40	79
Impact of associated derivative instruments:
Swap-based	8	4	(4)	(8)

Notes payable and capital securities, net	(72)	(37)	36	71

Insurance company investment portfolios	1	1	(1)	(1)

Net change in fair value related to mortgage servicing rights and other financial instruments	$(597)	$(143)	$(2)	$(103)

	Change in Fair Value as of June 30, 2008
Change in Interest Rate (basis points)	-100	-50	+50	+100
	(In millions)
Mortgage servicing rights and other financial instruments:
Mortgage servicing rights and other retained interests	$(1,380)	$(633)	$483	$827
Impact of servicing hedge:
Swap-based	463	207	(154)	(259)
Treasury-based	38	19	(18)	(35)
Others	489	271	(312)	(653)

Mortgage servicing rights and other retained interests, net	(390)	(136)	(1)	(120)

Committed pipeline	43	36	(70)	(166)
Mortgage loan inventory	89	51	(69)	(145)
Impact of associated derivative instruments:
Mortgage-based	(146)	(85)	105	225
Eurodollar-based	(6)	(3)	3	6
Others	(3)	(1)	1	3

Committed pipeline and mortgage loan inventory, net	(23)	(2)	(30)	(77)

Net change in fair value related to other businesses	2	1	(1)	(2)

Ally Bank (mortgage division):
Securities portfolio	9	4	(4)	(9)
Mortgage loans	358	194	(213)	(438)
Deposit liabilities	(17)	(9)	9	18
Federal Home Loan Bank advances	(257)	(130)	138	282
Other liabilities	(16)	(8)	8	16

Ally Bank (mortgage division), net	77	51	(62)	(131)

Notes payable and capital securities	(136)	(67)	66	131
Impact of associated derivative instruments:
Swap-based	11	5	(5)	(10)

Notes payable and capital securities, net	(125)	(62)	61	121

Insurance company investment portfolios	2	1	(1)	(2)

Net change in fair value related to mortgage servicing rights and other financial instruments	$(457)	$(147)	$(34)	$(211)

Net change in fair value related to broker-dealer securities	$1	$—	$—	$—

Net change in fair value related to Ally Bank (automotive division)	$36	$18	$(18)	$(36)

These sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate certain movements in interest rates; do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another; are subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and do not incorporate other factors that would impact our overall financial performance in such scenarios, most significantly the impact of changes in loan production earnings that result from changes in interest rates. In addition, not all of the changes in fair value would impact current period earnings. For example, our debt is carried at its unpaid principal balance net of issuance discount or premium; therefore, absent hedge accounting, and fair value elections under SFAS No. 159, changes in the market value of our debt are not recorded in current period earnings. For these reasons, the preceding estimates should not be viewed as an earnings forecast.

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

The principal currencies creating foreign exchange risk for us are the U.K. Sterling, the Euro, and the Canadian dollar. Our net notional outstanding foreign exchange contracts were $2.4 billion and a recorded payable of $20.7 million at June 30, 2009, with a net unrealized loss of $258.2 million for the six months ended June 30, 2009.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

The Court of Appeals has designated the Defendants including our subsidiary as the Appellants. Pursuant to the order of the Court of Appeals, Appellants’ opening briefs were filed May 20, 2009. Appellees’ responsive briefs are due August 18, 2009.

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

We require substantial capital to support our operations. Our primary sources of financing include our securitization activities, whole-loan sales, secured aggregation facilities, repurchase agreements, public and private note issuances, deposits, bank credit facilities and borrowings under credit facilities with our parent. If we are unable to maintain adequate financing, or other sources of capital are not available, we could be forced to suspend, curtail or reduce our operations, which could harm our revenues, profitability, financial condition and business prospects.

Our liquidity has been significantly impaired, and may be further impaired, due to circumstances beyond our control, such as adverse changes in the economy and general market conditions. Continued deterioration in our business performance could further limit, and reductions in our credit ratings have limited, our ability to access the capital markets on favorable terms. During recent volatile times in the capital and secondary markets, especially since August 2007, access to aggregation and other forms of financing, as well as access to securitization and secondary markets for the sale of our loans, has been severely constrained. Furthermore, our access to capital has been impacted by changes in the market value of our mortgage products and the willingness of market participants to provide liquidity for such products.

Separately, as a result of the Supervisory Capital Assessment Program (S-CAP), GMAC has committed that, no later than November 9, 2009, GMAC will have increased their common shareholder equity component of Tier 1 capital by $11.5 billion. By the same date, GMAC is required to increase overall Tier 1 capital by $9.1 billion. On May 21, 2009, GMAC sold to the U.S. Department of the Treasury mandatorily convertible preferred stock for an aggregate purchase price of approximately $7.5 billion in cash. This investment included $3.5 billion of the required capital pursuant to the S-CAP and reduced the level of new capital required to $5.6 billion. If GMAC is unable to successfully raise the remainder of this capital, it could have a material adverse impact on its business, results of operations, and financial position.

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

Developments since 2007 in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to nonprime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products. As a result, our liquidity has been, and will continue to be, negatively impacted by margin calls and changes to advance rates on our secured facilities. One consequence of this funding reduction is that we may decide to retain interests in securitized mortgage pools that in other circumstances we would sell to investors, and we will have to secure additional financing for these retained interests. If we are unable to secure sufficient financing for them, or if there is further general deterioration of liquidity for mortgage products, it will adversely impact our business.

Upon GMAC’s approval to become a bank holding company, it received from the U.S. Department of Treasury a $5 billion investment under their Troubled Asset Relief Program (“TARP”). GMAC’s eligibility to participate in further government funding programs is subject to the approval of various governmental authorities, which may include the Federal Reserve Board, the U.S. Treasury and the FDIC, and such approvals are subject to numerous conditions. GMAC may not be successful in completing the actions or satisfying the conditions required by the Federal Reserve to obtain approval for further government funding and GMAC’s inability to do so could have a material adverse effect on its business, results of operations and financial position, and, accordingly, its willingness and/or ability to provide additional support to us.

Future terminations and/or modifications to the terms of existing agreements between Ally Bank and ourselves may have a material adverse effect on our business, results of operations and financial position.

In connection with the sale of our non-voting interests in IB Finance, and its subsidiary Ally Bank, to GMAC on January 30, 2009, the existing agreements between Ally Bank and ourselves are subject to re-examination and modification. These agreements include, but are not limited to, the broker, master mortgage loan purchase and sale, and administrative service agreements, and fair value and total return swaps for hedging mortgage servicing rights and mortgage loans held for sale during the period between acquisition and disposition, all as disclosed in Note 24 — Related Party Transactions of the Notes to the Condensed Consolidated Financial Statements. As a regulated entity, Ally Bank is subject to significant restrictions on transactions with, or providing any financial support to, any affiliate, including us or any of our subsidiaries. There are currently no commitments or assurances that these agreements will not be terminated or modified in future periods. Certain of these agreements effectively permit us to retain the potential profit and risk of loss associated with mortgage originations and mortgage servicing rights that Ally Bank funds. Any termination and/or modified terms may have a material adverse effect on our business, results of operations and financial position.

The profitability and financial condition of our parent, and our business, are dependent upon the on-going operations of General Motors and Chrysler, each of which have recently emerged from bankruptcy protection.

According to a Securities and Exchange Commission filing by General Motors Company (GM), on July 10, 2009, GM completed the acquisition of substantially all of the assets of Motors Liquidation Company (formerly known as General Motors Corporation) and certain of its direct and indirect subsidiaries (collectively, the Sellers). In connection with the sale, all material contracts between our parent and General Motors Corporation were assumed by GM. Furthermore, our parent has recently announced that it has entered into an agreement with Chrysler to provide automotive financing products and services to Chrysler dealers and customers pursuant to which our parent will be the preferred provider of new wholesale financing for Chrysler dealer inventory. Chrysler has also recently emerged from bankruptcy protection.

Accordingly, our parent has substantial credit exposure to GM. In addition, a significant portion of our parent’s customers are those of GM, GM dealers, and GM-related employees. As a result, various aspects of GM’s business, including changes in the production or sale of GM vehicles, the quality or resale value of GM vehicles, the use of GM marketing incentives, GM’s relationships with its key suppliers, the United Auto Workers and other labor unions, and other factors impacting GM or its employees could significantly affect our parent’s profitability and financial condition.

Historically, GM (and its predecessor prior to bankruptcy) has made all payments related to these programs and arrangements on a timely basis. However, if GM is unable to pay, fails to pay, or is delayed in paying these amounts, our parent’s profitability, financial condition, and cash flow could be adversely affected. Furthermore, if GM were to discontinue or substantially downsize its operations and/or fail to continue as a going concern entity, our parent’s customer base, operations and financial condition could be adversely affected.

In addition, we have ongoing contractual exposure with respect to mortgage loans made to employees of GM and its predecessor prior to bankruptcy and related companies under various employee mortgage loan programs. If GM were to discontinue or substantially downsize its operations, lay off a significant number of those employees to whom we have made such mortgage loans, and/or fail to continue as a going concern entity, we could be obligated to repurchase a significant portion of such mortgage loans and our financial condition and liquidity would be adversely affected.

A significant portion of our operating cash from time to time may be derived from funds provided to us as credit support by parties to various hedging arrangements. In the event interest rates change, we may be required to repay promptly all or a portion of such amounts.

We employ various economic hedging strategies to mitigate the interest rate and prepayment risk inherent in many of our assets, including our mortgage loans held for sale portfolio, our mortgage servicing rights and our portfolio of mortgage loans held for investment and interests from securitizations. At any time, a significant portion of our operating cash consists of funds delivered to us as credit support by counterparties to these arrangements. Although we pay such parties interest on such funds and believe there are no restrictions on our ability to utilize these funds, interest rate movements during the second quarter of 2009 required us to return a significant amount of such funds. In the event that interest rates rise further, we could be required to return promptly all or a portion of the remaining funds we hold and, if rates change dramatically, to deliver amounts in excess of such funds to such counterparties. If the amount we must repay or deliver is substantial, depending on our liquidity position at that time, we may not be able to pay such amounts as required.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 7(th) day of August, 2009.

Residential Capital, LLC

(Registrant)

/S/ JAMES N. YOUNG
James N. Young
Chief Financial Officer

/S/ CATHERINE M. DONDZILA
Catherine M. Dondzila
Chief Accounting Officer and Controller

INDEX OF EXHIBITS

Exhibit No.	Description

10.1	First Amendment to ISDA Master Agreement among GMAC Bank and GMAC Mortgage, LLC dated April 6, 2009.

10.2	Amendment to Schedules to Master ISDA Agreement between GMAC Bank and GMAC Mortgage, LLC dated May 1, 2009.

10.3	Transition Services Agreement among Residential Funding Company, LLC and GMAC LLC dated May 1, 2009.

10.4	Expense Sharing Agreement among Residential Capital, LLC and Residential Funding Securities, LLC dated May 1, 2009.

10.5	Limited Expense Sharing Agreement among Residential Capital, LLC and RFSC International Limited dated May 1, 2009.

10.6	Sixth Amendment to Loan Agreement among Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, as Borrowers, Residential Funding Company, LLC, GMAC Mortgage, LLC and Residential Capital, LLC, as Guarantors, and GMAC LLC as Initial Lender and Lender Agent, dated May 19, 2009.

10.7	Second Amendment Agreement to Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, as Grantors, and GMAC LLC as Lender Agent dated May 19, 2009.

10.8	Custodial Agreement among Residential Funding Company, LLC and GMAC Mortgage, LLC, as Sellers, GMAC LLC, as Financing Party, and Ally Bank as Custodian dated May 19, 2009.

10.9	Custodial Agreement among Residential Funding Company, LLC and GMAC Mortgage, LLC, as Sellers, GMAC LLC, as Financing Party, and Wells Fargo Bank, National Association as Custodian dated May 19, 2009.

10.10	First Amendment Agreement to Omnibus Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, Residential Capital, LLC, Residential Funding Company, LLC and GMAC Mortgage, LLC, as Grantors, GMAC Investment Management LLC, as Secured Party, and GMAC LLC, as Omnibus Agent, Lender Agent under Loan Agreement, Lender under the MSR Loan Agreement and as a Secured Party, dated May 19, 2009.

10.11	Waiver and Seventh Amendment to Loan Agreement among Residential Funding Company, LLC and GMAC Mortgage, LLC, as Borrowers, Residential Capital, LLC and certain other affiliates of the Borrowers, as Guarantors and Obligors, and GMAC LLC, as Initial Lender and Lender Agent, dated May 27, 2009.

10.12	Waiver and Seventh Amendment to Loan Agreement among Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, as Borrowers, Residential Funding Company, LLC, GMAC Mortgage, LLC and Residential Capital, LLC, as Guarantors, and GMAC LLC as Initial Lender and Lender Agent, dated May 27, 2009.

10.13	Waiver and Amendment to Guarantee of Residential Capital, LLC in favor of GMAC LLC dated May 27, 2009.

10.14	Eighth Amendment Agreement to Loan Agreement among Residential Funding Company, LLC and GMAC Mortgage, LLC, as Borrowers, Residential Capital, LLC and certain other affiliates of the Borrowers, as Guarantors and Obligors, and GMAC LLC, as Initial Lender and Lender Agent, dated May 29, 2009.

Exhibit No.	Description

10.15	Credit Agreement among Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, as Borrowers, Residential Funding Company, LLC, GMAC Mortgage, LLC and Residential Capital, LLC, as Guarantors, and GMAC LLC as Initial Lender and as Credit Agent and Omnibus Agent, dated June 1, 2009.

10.16	Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, Residential Capital, LLC, Residential Funding Company, LLC and GMAC Mortgage, LLC, as Grantors, and GMAC LLC as Secured Party, dated June 1, 2009.

10.17	Eighth Amendment to Loan Agreement among Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, as Borrowers, Residential Funding Company, LLC, GMAC Mortgage, LLC and Residential Capital, LLC, as Guarantors, and GMAC LLC as Initial Lender and Lender Agent, dated June 1, 2009.

10.18	Third Amendment Agreement to Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, as Grantors, and GMAC LLC as Lender Agent dated June 1, 2009.

10.19	Second Amendment Agreement to Omnibus Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, Residential Capital, LLC, Residential Funding Company, LLC and GMAC Mortgage, LLC, as Grantors, GMAC Investment Management LLC, as Secured Party, and GMAC LLC, as Omnibus Agent, Lender Agent under Loan Agreement, Lender under the MSR Loan Agreement and as a Secured Party, dated June 1, 2009.

10.20	First Amendment to the Guarantee and Master Netting Agreement among GMAC LLC, GMAC Investment Management LLC, GMAC Mortgage, LLC, Residential Funding Company, LLC, Residential Capital, LLC, Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, dated June 1, 2009.

10.21	Amendment to ISDA Master Agreement between Residential Capital, LLC and GMAC Investment Management LLC, dated June 1, 2009.

10.22	Amendment to ISDA Master Agreement between Residential Funding Company, LLC and GMAC Investment Management LLC, dated June 1, 2009.

10.23	Amendment to ISDA Master Agreement between GMAC Mortgage, LLC and GMAC Investment Management LLC, dated June 1, 2009.

10.24	Amendment to Master Securities Forward Transaction Agreement between GMAC Mortgage, LLC and GMAC Investment Management LLC, dated June 1, 2009.

10.25	Amendment No. 9 to the Loan and Security Agreement among Residential Funding Company, LLC and GMAC Mortgage, LLC, as Borrowers, Residential Capital, LLC, as Guarantor, and GMAC LLC, as Lender, dated June 1, 2009.

10.26	First Amendment Agreement to Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, Residential Capital, LLC, Residential Funding Company, LLC and GMAC Mortgage, LLC, as Grantors, and GMAC LLC as Secured Party, dated June 5, 2009.

10.27	Fourth Amendment Agreement to Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, as Grantors, and GMAC LLC as Lender Agent dated June 5, 2009.

10.28	Third Amendment Agreement to Omnibus Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, Residential Capital, LLC, Residential Funding Company, LLC and GMAC Mortgage, LLC, as Grantors, GMAC Investment Management LLC, as Secured Party, and GMAC LLC, as Omnibus Agent, Lender Agent under Loan Agreement, Lender under the MSR Loan Agreement and as a Secured Party, dated June 5, 2009.

Exhibit No.	Description

10.29	First Amendment to Credit Agreement among Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, as Borrowers, Residential Funding Company, LLC, GMAC Mortgage, LLC and Residential Capital, LLC, as Guarantors, and GMAC LLC as Initial Lender and as Credit Agent and Omnibus Agent, dated June 12, 2009.

10.30	Ninth Amendment to Loan Agreement among Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, as Borrowers, Residential Funding Company, LLC, GMAC Mortgage, LLC and Residential Capital, LLC, as Guarantors, and GMAC LLC as Initial Lender and Lender Agent, dated June 12, 2009.

10.31	Amendment No. 10 to the Loan and Security Agreement among Residential Funding Company, LLC and GMAC Mortgage, LLC, as Borrowers, Residential Capital, LLC, as Guarantor, and GMAC LLC, as Lender, dated June 12, 2009.

10.32	Ninth Amendment Agreement to Loan Agreement among Residential Funding Company, LLC and GMAC Mortgage, LLC, as Borrowers, Residential Capital, LLC and certain other affiliates of the Borrowers, as Guarantors and Obligors, and GMAC LLC, as Initial Lender and Lender Agent, dated June 30, 2009.

10.33	Second Amendment to Credit Agreement among Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, as Borrowers, Residential Funding Company, LLC, GMAC Mortgage, LLC and Residential Capital, LLC, as Guarantors, and GMAC LLC as Initial Lender and as Credit Agent and Omnibus Agent, dated June 30, 2009.

10.34	Second Amendment Agreement to Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, Residential Capital, LLC, Residential Funding Company, LLC and GMAC Mortgage, LLC, as Grantors, and GMAC LLC as Secured Party, dated June 30, 2009.

10.35	Tenth Amendment to Loan Agreement among Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, as Borrowers, Residential Funding Company, LLC, GMAC Mortgage, LLC and Residential Capital, LLC, as Guarantors, and GMAC LLC as Initial Lender and Lender Agent, dated June 30, 2009.

10.36	Fifth Amendment Agreement to Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, as Grantors, and GMAC LLC as Lender Agent dated June 30, 2009.

10.37	Fourth Amendment Agreement to Omnibus Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, Residential Capital, LLC, Residential Funding Company, LLC and GMAC Mortgage, LLC, as Grantors, GMAC Investment Management LLC, as Secured Party, and GMAC LLC, as Omnibus Agent, Lender Agent under Loan Agreement, Lender under the MSR Loan Agreement and as a Secured Party, dated June 30, 2009.

10.38	Amendment No. 11 to the Loan and Security Agreement among Residential Funding Company, LLC and GMAC Mortgage, LLC, as Borrowers, Residential Capital, LLC, as Guarantor, and GMAC LLC, as Lender, dated June 30, 2009.

12.1	Computation of ratio of earnings to fixed charges

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

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