Form 10-Q/A
period 2008-09-30
RESIDENTIAL CAPITAL, LLC
filed 2009-08-25
CIK 1332815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Residential Capital, LLC (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 (the “Original Filing”), to reflect the inclusion of an additional note to the condensed consolidated financial statements disclosing supplemental financial information for its guarantor and non-guarantor subsidiaries. See Note 21, “Supplemental Financial Information” to the condensed consolidated financial statements contained in this Form 10-Q/A.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends Item 1 of Part I of the Original Filing, to include the additional note, and no other information in the Original Filing is amended hereby. In addition, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.

Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2008 and Quarterly Report on Form 10-Q/A for the quarterly periods ended March 31, 2009 and June 30, 2009 which are being filed concurrently with the filing of this Form 10-Q/A, and any reports filed with the SEC subsequent to the date of this filing.

RESIDENTIAL CAPITAL, LLC

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$6,884,843	$4,415,913
Mortgage loans held for sale	4,153,005	11,998,236
Trading securities	867,590	2,090,690
Mortgage loans held for investment, net ($2,209,831 at fair value at September 30, 2008)	28,842,249	41,330,322
Lending receivables, net	6,541,539	8,406,495
Mortgage servicing rights	4,724,561	4,702,862
Accounts receivable, net	3,445,542	3,187,913
Investments in real estate and other	681,487	1,629,717
Other assets	10,374,471	11,657,769

Total assets	$66,515,287	$89,419,917

LIABILITIES
Borrowings:
Borrowings from parent	$3,270,583	$—
Borrowings from affiliates	874,979	—
Collateralized borrowings in securitization trusts ($2,466,006 at fair value at September 30, 2008)	7,008,655	16,145,741
Other borrowings	28,143,826	46,184,150

Total borrowings	39,298,043	62,329,891
Deposit liabilities	18,234,788	13,349,844
Other liabilities	4,712,526	6,370,305

Total liabilities	62,245,357	82,050,040
Minority interest	1,954,495	1,339,760

EQUITY
Member’s interest	6,962,487	6,624,344
Preferred membership interests	806,344	—
Accumulated deficit	(5,480,822)	(694,756)
Accumulated other comprehensive income	27,426	100,529

Total equity	2,315,435	6,030,117

Total liabilities, minority interest and equity	$66,515,287	$89,419,917

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited) (Dollars in thousands)
Revenue
Interest income	$954,091	$1,886,006	$3,315,798	$5,989,448
Automotive operating lease income	144,949	135,373	440,745	369,988

Total financing revenue	1,099,040	2,021,379	3,756,543	6,359,436
Interest expense	894,505	1,680,746	3,041,928	5,082,307
Depreciation expense on automotive operating lease income	86,485	81,616	259,146	219,373
Impairment of investment in automotive operating leases	—	—	92,035	—

Net financing revenue	118,050	259,017	363,434	1,057,756
Other revenue
Loss on mortgage loans, net	(138,177)	(569,589)	(1,947,678)	(630,712)
Servicing fees	369,444	451,420	1,153,571	1,350,741
Servicing asset valuation and hedge activities, net	(260,822)	(123,439)	(36,169)	(577,326)

Net servicing fees	108,622	327,981	1,117,402	773,415
Loss on investment securities, net	(41,898)	(332,511)	(575,782)	(349,051)
Real estate related revenues, net	(24,970)	23,505	(34,258)	292,393
Gain on extinguishment of debt	42,199	—	1,168,818	—
Loss on foreclosed real estate	(49,381)	(137,644)	(209,700)	(229,822)
Other (loss) income	(64,655)	48,938	(425,429)	161,184

Total other revenue	(168,260)	(639,320)	(906,627)	17,407

Total net revenue	(50,210)	(380,303)	(543,193)	1,075,163
Provision for loan losses	660,882	884,213	1,430,203	1,759,640
Non-interest expense
Compensation and benefits	228,510	306,034	740,102	990,825
Professional fees	84,709	57,119	310,277	172,621
Data processing and telecommunications	36,598	64,126	117,776	157,492
Advertising	19,992	29,700	56,990	95,217
Occupancy	28,204	34,345	85,414	108,320
Restructuring	72,729	—	110,624	—
Goodwill impairment	—	454,828	—	454,828
Other	688,270	145,140	1,100,815	677,381

Total non-interest expense	1,159,012	1,091,292	2,521,998	2,656,684

Loss before income tax expense and minority interest	(1,870,104)	(2,355,808)	(4,495,394)	(3,341,161)
Income tax expense (benefit)	4,932	(119,442)	88,089	16,187

Loss before minority interest	(1,875,036)	(2,236,366)	(4,583,483)	(3,357,348)
Minority interest	37,135	24,561	47,297	68,051

Net loss	$(1,912,171)	$(2,260,927)	$(4,630,780)	$(3,425,399)

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Nine Months Ended September 30, 2008 and 2007

	Member’s Interest	Preferred Membership Interests	(Accumulated Deficit) Retained Earnings	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income	Total Equity
	(Unaudited) (Dollars in thousands)
Balance at January 1, 2008	$6,624,344	$—	$(694,756)		$100,529	$6,030,117
Cumulative effect of change in accounting principles as of January 1, 2008, net of tax:
Adoption of Financial Accounting Standards Board No. 157	—	—	23,218			23,218
Adoption of Financial Accounting Standards Board No. 159	—	—	(178,504)			(178,504)
Net loss	—	—	(4,630,780)	$(4,630,780)		(4,630,780)
Capital contributions	338,143	806,344	—	—		1,144,487
Other comprehensive income, net of tax:
Unrealized loss on available for sale securities	—	—	—	(2,221)		(2,221)
Foreign currency translation adjustment	—	—	—	(53,671)		(53,671)
Unrealized loss on cash flow hedges	—	—	—	(4,171)		(4,171)
Pension adjustment Financial Accounting Standards Board No. 158	—	—	—	(13,040)		(13,040)

Other comprehensive loss	—	—	—	(73,103)	(73,103)	—

Comprehensive loss	—	—	—	$(4,703,883)		—

Balance at September 30, 2008	$6,962,487	$806,344	$(5,480,822)		$27,426	$2,315,435

Balance at January 1, 2007	$3,837,943	$—	$3,651,935		$132,235	$7,622,113
Cumulative effect of change in accounting principle as of January 1, 2007, net of tax:
Adoption of Financial Accounting Standards Board Interpretation No. 48	—	—	(353)			(353)
Net loss	—	—	(3,425,399)	$(3,425,399)		(3,425,399)
Capital contribution	2,023,741	—	—	—		2,023,741
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	—	—	—	1,639		1,639
Foreign currency translation adjustment	—	—	—	4,533		4,533
Unrealized loss on cash flow hedges	—	—	—	(54,719)		(54,719)

Other comprehensive loss	—	—	—	(48,547)	(48,547)	—

Comprehensive loss	—	—	—	$(3,473,946)		—

Balance at September 30, 2007	$5,861,684	$—	$226,183		$83,688	$6,171,555

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

RESIDENTIAL CAPITAL, LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2008 and 2007 — (Continued)

	2008	2007
	(Unaudited) (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in borrowings from parent	$4,122,124	$—
Net increase in affiliate borrowings	874,979	—
Net decrease in other short-term borrowings	(10,918,506)	(11,663,051)
Proceeds from issuance of collateralized borrowings in securitization trusts	—	3,937,055
Repayments of collateralized borrowings in securitization trusts	(2,407,607)	(13,467,761)
Proceeds from secured aggregation facilities, long-term	160,000	12,158,635
Repayments of secured aggregation facilities, long-term	(465,114)	(16,210,746)
Proceeds from other long-term borrowings	2,975,000	7,860,770
Repayments of other long-term borrowings	(4,964,210)	(2,654,264)
Payment of debt issuance costs	(46,252)	(21,308)
Extinguishment of long-term borrowings	(2,060,829)	—
Proceeds from capital contributions	14,254	2,256,000
Disposal of subsidiary, net.	163,310	898,794
Increase in deposit liabilities	4,884,944	4,637,235

Net cash used in financing activities	(7,667,907)	(12,268,641)
Effect of foreign exchange rates on cash and cash equivalents	210,874	(152,433)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,468,930	4,500,641
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,415,913	2,018,847

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,884,843	$6,519,488

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:
Mortgage loans held for sale transferred to mortgage loans held for investment	$842,141	$8,376,506
Mortgage loans held for investment transferred to mortgage loans held for sale	3,768,346	645,877
Mortgage loans held for investment transferred to other assets	1,095,209	2,295,243
Deconsolidation of loans	—	5,358,653
Deconsolidation of collateralized borrowings	—	5,440,595
Originations of mortgage servicing rights from sold loans	1,024,503	1,303,752
Capital contributions of lending receivables to the minority interest entity	387,809	264,749
Capital contributions through forgiveness of unsecured borrowings in exchange for preferred membership interests	806,344	—
Capital contributions through forgiveness of unsecured borrowings	217,537	—
Capital contribution through forgiveness of borrowings from parent	101,541	—
Decrease in mortgage loans held for investment upon initial adoption of SFAS No. 159	3,846,775	—
Decrease in collateralized borrowings upon initial adoption of SFAS No. 159	3,667,522	—
OTHER DISCLOSURES:
Proceeds from sales and repayments of mortgage loans held for investment originally designated as held for sale	1,510,946	5,487,750
Proceeds from capital contribution to the minority interest entity	14,254	256,000

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

The Company has filed an Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 to reflect the inclusion of an additional note to the condensed consolidated financial statements disclosing supplemental condensed financial information for its guarantor and non-guarantor subsidiaries. See Note 21, “Supplemental Financial Information” to the condensed consolidated financial statements.

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

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 141(R) — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree,(2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after the beginning of fiscal years beginning on or after December 15, 2008. SFAS No. 141(R), effective for the Company on January 1, 2009,

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

applies to all transactions or other events in which the Company obtains control in one or more businesses. Management will assess each transaction on a case-by-case basis as they occur.

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

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

3.	Mortgage Loans Held for Sale

Residential mortgage loans held for sale were as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Prime conforming	$508,230	$3,072,593
Prime non-conforming	2,648,273	5,537,946
Prime second-lien	7,056	729,323
Government	997,077	816,285
Nonprime	1,204,347	2,090,433

Total unpaid principal balance	5,364,983	12,246,580
Net (discounts) premiums	(16,720)	(20,064)
Lower of cost or fair value adjustment	(1,195,258)	(228,280)

Total, net	$4,153,005	$11,998,236

The net carrying values by loan type were as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Prime conforming	$501,813	$3,054,747
Prime non-conforming	1,891,481	5,376,538
Prime second-lien	6,380	723,369
Government	1,008,284	817,504
Nonprime	745,047	2,026,078

Total, net	$4,153,005	$11,998,236

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

4.	Trading Securities

Trading securities were as follows:

	September 30, 2008(a)	December 31, 2007
	(In thousands)
Mortgage and asset-backed securities(a)	$385,989	$905,292
U.S. Treasury securities	—	257,320
Principal-only securities	16,821	46,390
Residual interests	346,217	684,701
Interest-only securities	117,735	181,138
Other	828	15,849

Total	$867,590	$2,090,690

Net unrealized losses on securities held at end of period	$(1,136,615)	$(635,140)
Pledged as collateral	$346,687	$751,575

(a)	See Note 16 — Fair Value — includes $172.3 million of securities held by collateralized debt obligations for which the related debt is recorded at fair value under SFAS No. 159 as of September 30, 2008.

Interests that continue to be held by the Company from off-balance sheet securitizations are retained in the form of mortgage-backed securities, residual interests, interest-only strips and principal-only strips. At September 30, 2008, trading securities totaling $610.9 million are interests that continue to be held by the Company from off-balance sheet securitizations.

5.	Mortgage Loans Held for Investment

Mortgage loans held for investment were as follows:

	September 30, 2008(a)	December 31, 2007
	(In thousands)
Prime conforming	$880,308	$1,099,221
Prime non-conforming	17,294,949	18,057,688
Prime second-lien	6,182,516	5,928,662
Government	166,919	215,507
Nonprime	12,746,506	17,747,020

Total unpaid principal balance	37,271,198	43,048,098

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

	September 30, 2008(a)	December 31, 2007
	(In thousands)
Net (discounts) premiums	(525,440)	(885,502)
SFAS No. 159 fair value adjustment	(6,928,038)	—
Allowance for loan losses	(975,471)	(832,274)

Total, net	$28,842,249	$41,330,322

The net carrying values by loan type were as follows:

	September 30, 2008(a)	December 31, 2007

	(In thousands)
Prime conforming	$812,329	$1,064,777
Prime non-conforming	16,601,000	17,943,448
Prime second-lien	4,955,327	5,824,123
Government	142,273	182,634
Nonprime	6,331,320	16,315,340

Total, net	$28,842,249	$41,330,322

(a)	See Note 16 — Fair Value — $9.2 billion of total unpaid principal balance is recorded at a fair value of $2.2 billion under SFAS No. 159 as of September 30, 2008.

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

6.	Lending Receivables

The composition of lending receivables was as follows:

	September 30, 2008	December 31, 2007

	(In thousands)
Construction:
Residential	$2,282,770	$2,844,647
Residential mezzanine	263,427	357,512
Resort	—	277,052

Total construction	2,546,197	3,479,211
Warehouse	1,309,090	1,669,583
Commercial business	1,644,737	2,614,692
Commercial real estate	1,582,708	1,031,937
Other	25,388	96,298

Total	7,108,120	8,891,721
Less allowance for loan losses	(566,581)	(485,226)

Total, net	$6,541,539	$8,406,495

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

	Mortgage Servicing Rights Managed By			Eliminations	Total
	GMAC Residential Holding	GMAC-RFC Holding (domestic only)	International Business Group
	(In thousands)
Estimated fair value at January 1, 2008	$3,514,671	$1,170,665	$17,526	$—	$4,702,862
Additions obtained from sales of mortgage loans	1,019,854	4,302	347	—	1,024,503
Additions from purchases of servicing assets	—	421	—	—	421
Subtractions from sales of servicing assets	(311,193)	(173,098)	—	—	(484,291)
Changes in fair value:
Recognized day one gains on previously purchased MSRs upon adoption of SFAS No. 157	10,552	—	—	—	10,552
Due to changes in valuation inputs or assumptions used in the valuation model	278,599	(148,534)	(5,348)	—	124,717
Other changes in fair value	(538,960)	(104,160)	(11,075)	—	(654,195)
Other changes that affect the balance	—	—	(8)	—	(8)

Estimated fair value at September 30, 2008	$3,973,523	$749,596	$1,442	$—	$4,724,561

Estimated fair value at January 1, 2007	$3,752,733	$1,164,585	$12,743	$—	$4,930,061
Additions obtained from sales of mortgage loans	975,479	323,282	4,991	—	1,303,752
Additions from purchases of servicing assets	12,483	—	—	(9,291)	3,192
Subtractions from sales of servicing assets	(165,557)	—	—	—	(165,557)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(112,396)	58,060	(1,352)	—	(55,688)
Other changes in fair value	(216,086)	(246,928)	(3,081)	—	(466,095)
Other changes that affect the balance	—	(12,959)	1,037	9,291	(2,631)

Estimated fair value at September 30, 2007	$4,246,656	$1,286,040	$14,338	$—	$5,547,034

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

The following are key assumptions used by the Company in valuing its mortgage servicing rights:

September 30, 2008	GMAC Residential Holding	GMAC-RFC Holding (domestic only)	International Business Group
Weighted average prepayment speed	15.8%	24.2%	8.5%
Range of prepayment speeds	5.2-46.5%	7.0-39.1%	0.7-27.8%
Weighted average discount rate	9.1%	9.8%	24.7%
Range of discount rates	5.1-31.3%	4.8-31.6%	8.0-30.5%

September 30, 2007	GMAC Residential Holding	GMAC-RFC Holding (domestic only)	International Business Group
Weighted average prepayment speed	16.6%	26.7%	8.5%
Range of prepayment speeds	15.4-40.4%	15.3-53.6%	0.4-28.4%
Weighted average discount rate	8.0%	10.7%	11.7%
Range of discount rates	7.7-12.9%	9.5-11.2%	8.0-13.0%

The key economic assumptions used by the Company in valuing its mortgage servicing rights at the date of their initial recording were as follows:

Nine Months Ended September 30, 2008	GMAC Residential Holding	GMAC-RFC Holding (domestic only)	International Business Group
Range of prepayment speeds (constant prepayment rate)	7.5-48.5%	0.5-42.8%	1.2-15.7%
Range of discount rates	4.4-23.6%	13.5-16.6%	12.5-24.0%

Nine Months Ended September 30, 2007	GMAC Residential Holding	GMAC-RFC Holding (domestic only)	International Business Group
Range of prepayment speeds (constant prepayment rate)	12.6-41.6%	13.6-47.5%	0.4-11.1%
Range of discount rates	7.5-13.9%	9.6-16.8%	8.0-12.5%

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

9.	Investments In Real Estate and Other

Investments in real estate and other were as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Residential real estate:
Acquired through sale and leaseback agreements	$129,745	$636,228
Construction in progress	63,232	114,064
Real estate held for development	67,481	376,116

	260,458	1,126,408
Accumulated depreciation	(2,907)	(16,008)

Total residential real estate	257,551	1,110,400
Other investments:
Investments in partnerships	193	4,724
Investments in real estate projects	414,529	418,554
Other equity investments	9,214	96,039

Total	$681,487	$1,629,717

Depreciation expense related to the sale and leaseback agreements was $1.0 and $5.5 million for the nine months ended September 30, 2008 and 2007, respectively.

At September 30, 2008, the Company had pledged investments in real estate and other of $161.6 million as collateral for borrowings.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

10.	Other Assets

Other assets were as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Property and equipment at cost	$648,123	$761,038
Accumulated depreciation and amortization	(491,068)	(539,586)

Net property and equipment	157,055	221,452
Automotive loans and lease financing, net	3,411,692	3,103,028
Investments in automotive operating leases, net	2,214,606	2,522,027
Available for sale securities	414,263	275,671
Repossessed, foreclosed and owned real estate	1,051,136	1,165,293
Derivative assets	1,244,885	1,733,486
Restricted cash	510,459	484,445
Non-marketable equity securities	644,459	615,166
Other assets	725,916	1,537,201

Total other assets	$10,374,471	$11,657,769

At September 30, 2008, the Company pledged other assets with a carrying value of $7.6 billion as collateral for certain borrowings.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

11.	Borrowings

Borrowings were as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Secured borrowings:
Borrowings from parent — short-term	$1,098,459	$—
Borrowings from parent — long-term(a)	2,172,124	—
Borrowings from affiliates — long-term(a)	874,979	—
Collateralized borrowings in securitization trusts — long-term(a)(b)	7,008,655	16,145,741
Other secured borrowings:
Senior secured notes — long-term(a)	1,690,491	—
Junior secured notes — long-term(a)	5,069,986	—
Secured aggregation facilities — short-term	2,975,001	7,588,253
Secured aggregation facilities — long-term(a)	—	813,938
Repurchase agreements — short-term	687,013	3,626,502
Repurchase agreements — long-term(a)	—	18,569
FHLB advances — short-term	—	1,050,000
FHLB advances — long-term(a)	10,517,000	10,299,000
Mortgage servicing rights facilities — short-term	1,248,000	1,444,000
Servicing advances — short-term	700,000	791,300
Debt collateralized by mortgage loans — short-term	16,919	1,782,039
Other — long-term(a)	335,734	423,552

Subtotal secured borrowings	34,394,361	43,982,894

Unsecured borrowings:
Senior unsecured notes — long-term(a)(c)	4,030,841	14,550,385
Subordinated unsecured notes — long-term(a)	205,448	758,321
Medium-term unsecured notes — long-term(a)	367,112	624,567
Third-party bank credit facilities — short-term.	—	50,000
Third-party bank credit facilities — long-term(a)	—	1,750,000
Other — short-term	272,302	575,264
Other — long-term(a)	27,979	38,460

Subtotal unsecured borrowings	4,903,682	18,346,997

Total borrowings	$39,298,043	$62,329,891

(a)	Represents borrowings with an original contractual maturity in excess of one year.

(b)	At September 30, 2008, collateralized borrowings with an outstanding balance of $9.1 billion are recorded at a fair value of $2.5 billion under SFAS No. 159 — see Note 16 — Fair Value.

(c)	The December 31, 2007 total includes approximately $200.0 million of senior unsecured notes purchased and held by GMAC.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

The following table presents the scheduled maturity of borrowings at September 30, 2008 and December 31, 2007, assuming that no early redemptions occur. The actual payments of secured borrowings may vary based on the payment activity of the related pledged asset.

Maturities of Borrowings	September 30, 2008	December 31, 2007
	(In thousands)
Short-term borrowings	$6,997,694	$16,907,358
Long-term borrowings:
2008	540,717	5,188,631
2009	2,184,223	4,314,091
2010	7,743,136	5,381,307
2011	1,162,498	2,276,232
2012	2,334,668	4,714,911
2013 and thereafter	11,326,452	7,401,620
Collateralized borrowings in securitization trusts(a)	7,008,655	16,145,741

Total long-term borrowings	32,300,349	45,422,533

Total borrowings	$39,298,043	$62,329,891

(a)	Collateralized borrowings in securitization trusts: The principal on the debt securities is paid using cash flows from underlying collateral (mortgage loans). Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received.

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

The following summarizes assets that are restricted, pledged or for which a security interest has been granted as collateral for the payment of certain debt obligations:

	September 30, 2008	December 31, 2007
	(In thousands)
Cash and cash equivalents(a)	$5,011,854	$1,411,317
Mortgage loans held for sale(b)	4,243,794	10,436,521
Trading securities(a)	346,687	751,575
Mortgage loans held for investment(b)	35,293,418	39,081,151
Lending receivables(b)	6,370,975	6,372,760
Mortgage servicing rights(a)	4,297,968	2,673,771
Accounts receivable(a)	1,876,655	1,297,891
Investments in real estate and other(a)	161,632	231,561
Other assets(a)	7,633,064	7,493,311

Total assets restricted as collateral	$65,236,047	$69,749,858

Related secured debt(c)	$41,035,851	$43,982,894

(a)	Disclosed at carrying value or fair value of the underlying collateral.

(b)	Disclosed at unpaid principal balance of the underlying collateral.

(c)	Disclosed at carrying value, excluding the SFAS No. 159 fair value adjustment.

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

RESIDENTIAL CAPITAL, LLC

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

The assets that were pledged as collateral in the preceding table include assets that can be sold or repledged by the secured party. The assets that could be sold or repledged were as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Mortgage loans held for sale	$414,408	$2,365,646
Trading securities	15,905	426,194
Mortgage loans held for investment	479,278	3,958,384
Accounts receivable	5,204	—
Other assets	—	8,597

Total	$914,795	$6,758,821

12.	Deposit Liabilities

Deposit liabilities were as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Non-interest bearing deposits	$2,246,485	$1,569,517
NOW and money-market checking accounts	4,098,509	3,664,168
Certificates of deposit	11,889,794	8,116,159

Total	$18,234,788	$13,349,844

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

The consolidated effective tax rate is an expense of 0.3% and 2.0% for the three and nine months ended September 30, 2008, respectively, compared to a benefit of 5.1% and an expense of 0.5% during the same time periods in 2007. For the three and nine months ended September 30, 2008, the Company recognized a decrease in effective tax rate related to a reduction in pre-tax earnings and tax expense of the federally-taxable Company entities. This decrease in effective tax rate is offset by an increase in effective tax rate within the International Business Group due to the establishment of additional deferred tax valuation allowances during the three and nine months ended September 30, 2008 of $99.1 and $764.0 million, respectively. These valuation allowances related to deferred tax assets of certain foreign operations, primarily in Continental Europe, United Kingdom, Canada and Australia. These valuation allowances were established because, based on historical losses and expected future taxable income, it was no longer more-likely-than-not that these net deferred tax assets would be realized.

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

The following table summarizes the pretax earnings impact of the ineffectiveness portion of the changes in fair value for each type of accounting hedge classification segregated by the asset or liability hedged:

Nine Months Ended September 30,	2008	2007	Income Statement Classification
	(In millions)
Fair value hedge ineffectiveness loss:
Debt obligations	$(6.3)	$(0.8)	Gain (loss) on investment securities
Mortgage loans held for sale	—	(0.7)	Gain (loss) on mortgage loans, net

Total	$(6.3)	$(1.5)

There were no net gains on fair value hedges excluded from assessment of effectiveness for the nine months ended September 30, 2008 and 2007.

15.	Restructuring Charges

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

The following tables summarize by plan and category the Company’s restructuring charge activity for the nine months ended September 30, 2008:

	Liability Balance at January 1, 2008	Restructuring Charges Through September 30, 2008	Cost Paid or Otherwise Settled Through September 30, 2008	Liability Balance at September 30, 2008
	(In thousands)
Restructuring charges from the:
Fourth quarter 2007 plan:
Employee severance	$23,648	$34,390	$(40,049)	$17,989
Lease terminations and fixed asset write-offs	45,734	(5)	(21,909)	23,820

Sub-total	69,382	34,385	(61,958)	41,809

Third quarter 2008 plan:
Employee severance	—	48,558	(10,508)	38,050
Lease terminations and fixed asset write-offs	—	27,681	(12,276)	15,405

Sub-total	—	76,239	(22,784)	53,455

Total restructuring charges:
Employee severance	23,648	82,948	(50,557)	56,039
Lease terminations and fixed asset write-offs	45,734	27,676	(34,185)	39,225

Total	$69,382	$110,624	$(84,742)	$95,264

16.	Fair Value

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

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

	Level 3 Recurring Fair Value Measurements
	Nine Months Ended September 30, 2008
	January 1, 2008 Level 3 Fair Value	Total Net Gains/(Losses) Included in Net Income:				Other Comprehensive Income		Purchases, Sales, Issuances and Settlements, Net	Net Transfers In/(Out) of Level 3	End of Period Level 3 Fair Value
		Realized Gains (Losses)(b)		Unrealized Gains (Losses)(b)
	(In thousands)
Assets
Trading securities	$1,642,169	$(52,673	)(c)	$(462,930	)(c)	$—		$(350,093)	$—	$776,473
Mortgage loans held for investment(a)	6,683,649	897,943	(d)	(3,392,421	)(d)	—		(1,979,340)	—	2,209,831
Mortgage servicing rights	4,713,414	(19,464	)(e)	(529,478	)(e)	—		560,089	—	4,724,561
Other assets:
Other	3,558	—		—		(808	)(f)	240	—	2,990

Total	$13,042,790	$825,806		$(4,384,829)		$(808)		$(1,769,104)	$—	$7,713,855

Liabilities
Collateralized borrowings:
On-balance sheet securitization debt(a)	$(6,734,448)	$(329,116	)(d)	$2,872,724	(d)	$—		$1,906,116	$—	$(2,284,724)
Collateralized debt obligations(a)	(351,226)	(10,501	)(c)	93,352	(c)	—		87,093	—	(181,282)
Other liabilities:
Derivative liabilities, net	(39,064)	15,049	(c)	60,118	(c)	—		(33,361)	1,744	4,486

Total	$(7,124,738)	$(324,568)		$3,026,194		$—		$1,959,848	$1,744	$(2,461,520)

(a)	Carried at fair value due to fair value option election under SFAS No. 159.

(b)	Net income is inclusive of both realized and change in unrealized gains and losses as well as interest related to the underlying asset or liability.

(c)	Fair value adjustment reported in (loss) gain on investment securities, net and related interest on loans and debt reported interest income and interest expense, respectively.

(d)	Fair value adjustment reported in other (loss) income and related interest on loans and debt reported in interest income and interest expense, respectively.

(e)	Reported in servicing asset valuation and hedge activities, net.

(f)	Change in unrealized gains (losses) in available-for-sale securities recorded in equity.

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

	Nonrecurring Fair Value Measurements					Total Gains (Losses) Included in Earnings for the Periods Ended September 30, 2008
	As of September 30, 2008
	Nonrecurring Fair Value Measures			Total Estimated Fair Value	Lower of Cost or Fair Value or Credit Allowance
						Three Months	Nine Months
	Level 1	Level 2	Level 3
	(In thousands)
Mortgage loans held for sale(1)	$—	$3,037,400	$522,913	$3,560,313	$(1,195,258)
Lending receivables(2)	—	479,937	94,026	573,963	(466,364)
Other assets:
Other real estate owned(3)	—	304,953	400,336	705,289	(171,346)
Model home portfolio(4)	—	140,522	—	140,522		$(29,810)	$(51,160)
Investments in automotive operating leases, net(5)	—	—	—	—		—	(92,035)
GMAC Home Services assets held for sale(6)	—	—	182,440	182,440	(13,865)

Total	$—	$3,962,812	$1,199,715	$5,162,527	$(1,846,833)	$(29,810)	$(143,195)

(1)	Represents assets held for sale that are required to be measured at lower of cost or fair value in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities or (SOP 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Only assets with fair values below cost are included in the table above. The related valuation allowance represents the cumulative adjustment to fair value of those specific loans.

(2)	The carrying value for lending receivables includes only those lending receivables that have a specific reserve established using the fair value of the underlying collateral. The related credit allowance represents the cumulative adjustment to fair value of those specific lending receivables.

(3)	The allowance provided for other real estate owned represents any cumulative valuation adjustments recognized to adjust those respective repossessed, foreclosed and owned properties to fair value less costs to sell.

(4)	The model home portfolio held by the Business Capital Group is accounted for as required by SFAS No. 144. The losses represent adjustments to fair value of that portfolio based on actual sales over the last three and nine months.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

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

	January 1, 2008 Carrying Value Prior to Adoption	Cumulative Effect Adjustment to January 1, 2008 Retained Earnings–Gain (Loss)	January 1, 2008 Fair Value After Adoption
	(In thousands)
Assets
Mortgage loans held for investment(1)	$10,530,424	$(3,846,775)	$6,683,649
Liabilities
Collateralized borrowings:
On-balance sheet securitization debt	(10,367,144)	3,632,696	(6,734,448)
Collateralized debt obligations	(386,052)	34,826	(351,226)

Pretax cumulative effect of adopting SFAS No. 159		$(179,253)

After-tax cumulative effect of adopting SFAS No. 159		$(178,504)

(1)	Includes the removal from the balance sheet of the $489.0 million of allowance for loan losses.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

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

Three Months Ended September 30, 2008	Changes in Fair Value Included in the Condensed Consolidated Income Statement
	Interest Income	Interest Expense	Other (Loss) Income	Gain on Investment Securities, Net	Total Included in Net Income	Change in Fair Value Due to Credit Risk(1)
	(In thousands)
Mortgage loans held for investment	$168,093	$—	$(74,679)	$—	$93,414	$(258,139	)(2)
Collateralized borrowings:
On-balance sheet securitizations	—	(90,245)	2,891	—	(87,354)	119,264	(3)
Collateralized debt obligations	—	(2,758)	—	50,313	47,555	—	(4)

Total					$53,615

Nine Months Ended September 30, 2008	Changes in Fair Value Included in the Condensed Consolidated Income Statement
	Interest Income	Interest Expense	Other (Loss) Income	Gain on Investment Securities, Net	Total Included in Net Income	Change in Fair Value Due to Credit Risk(1)
	(In thousands)
Mortgage loans held for investment	$548,551	$—	$(3,043,029)	$—	$(2,494,478)	$(510,814	)(2)
Collateralized borrowings:
On-balance sheet securitization debt	—	(299,695)	2,843,303	—	2,543,608	218,103	(3)
Collateralized debt obligations	—	(10,501)	—	93,352	82,851	—	(4)

Total					$131,981

(1)	Factors other than credit quality which impact the fair value include changes in market interest rates and the liquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.

(2)	The credit impact for mortgage loans held for investment was quantified by applying internal credit loss assumptions to cash flow models.

(3)	The credit impact for on-balance sheet securitization debt is assumed to be zero until the Company’s economic interests in a particular securitization is reduced to zero, at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value change due to credit. The Company also monitors credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

(4)	The credit impact for collateralized debt obligations is assumed to be zero until the Company’s economic interests in the securitization is reduced to zero, at which point the losses projected on the underlying collateral will be expected to be passed through to the securitization’s bonds. The Company also monitors credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

17.	Related Party Transactions

A summary of the balance sheet effect and related interest of transactions with GMAC, Cerberus, GM, and affiliated companies follows:

	Principal Outstanding as of		Interest for the Nine Months Ended
	September 30, 2008	December 31, 2007	September 30, 2008	September 30, 2007
	(In millions)
Borrowings:
GMAC senior secured credit facility	$2,172.1	$—	$33.5	$—
GMAC term loan	—	—	9.2	—
GMAC senior secured credit facility — Cerberus	382.5	—	6.5	—
GMAC senior secured credit facility — GM	367.5	—	6.3	—
GMAC secured MSR facility	1,098.5	—	21.0	—
GMAC Resort Finance facility	—	—	17.8	—
Cerberus model home term loan	125.0	—	25.3	—
Deposit liabilities at GMAC Bank	455.8	418.8	15.6	11.1
Receivables:
Warehousing lending receivable	$—	$115.9	$5.6	$4.0
Mortgage loans/others receivable (purchased at market price)	43.0	131.6	—	—

A summary of the income statement effect and related interest of transactions with GMAC, Cerberus, GM, and affiliated companies follows:

	Fees and Other Income/(Expense) for the Nine Months Ended September 30,
Fees Paid and Revenue Earned:	2008	2007
	(In millions)
Management fees paid to GMAC(a)	$49.7	$31.6
Auto Bank loans, administration and other service fees(b)	52.5	38.0

Total fees paid	$102.2	$69.6

Global relocation services provided to GM/GMAC	$9.0	$7.6
Mortgage related services provided to GM/GMAC employees	2.6	3.2
Risk management services provided to GMAC	—	15.0

Total revenue earned	$11.6	$25.8

(a)	Includes finance, information technology, communication, corporate marketing, procurement, and services related to facilities.

(b)	Includes primarily the services related to automotive loans, commercial lending, banking and finance.

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

On June 17, 2008, the Company and GMAC Commercial Finance, LLC (GMACCF), a subsidiary of GMAC, agreed to enter into a Receivables Factoring Facility (the “Receivables Facility”), whereby GMACCF agreed to purchase certain mortgage servicing advances. The servicing advances are part of the primary collateral securing the GMAC senior secured credit facility and the New Notes. The proceeds from the Receivables Facility were reinvested in additional servicing advances that became primary collateral. The agreement provides for the purchase of receivables that satisfy certain eligibility requirements multiplied by a purchase price rate of 85%. The maximum outstanding receivables at any point in time less the 15% discount, can not exceed $600 million. For the nine months ended September 30, 2008, GMACCF purchased $753.6 million face amount of receivables, resulting in a loss of $113.0 million for the Company. The Receivables Facility will mature on June 16, 2009.

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

19.	Segment Information

Financial results for the Company’s reportable operating segments were as follows:

Three Months Ended September 30, 2008	Residential Finance Group	Business Capital Group	International Business Group	Corporate and Other	Eliminations	Consolidated
	(In thousands)
Net financing revenue	$45,493	$(20,558)	$(29,074)	$122,189	$—	$118,050
Other revenue	112,016	(92,806)	(189,260)	1,790	—	(168,260)

Total net revenue	157,509	(113,364)	(218,334)	123,979	—	(50,210)
Provision for loan losses	(208,344)	(116,773)	(257,886)	(77,879)	—	(660,882)
Total non-interest expense	(474,501)	(23,480)	(155,405)	(505,626)	—	(1,159,012)

Loss before income taxes and minority interest	(525,336)	(253,617)	(631,625)	(459,526)	—	(1,870,104)
Income tax (benefit) expense	(25,368)	(635)	6,207	24,728	—	4,932

Loss before minority interest	(499,968)	(252,982)	(637,832)	(484,254)	—	(1,875,036)
Minority interest	—	—	—	37,135	—	37,135

Net loss	$(499,968)	$(252,982)	$(637,832)	$(521,389)	$—	$(1,912,171)

Total assets	$40,645,716	$2,811,176	$10,684,456	$28,427,992	$(16,054,053)	$66,515,287

Net interest (expense) income from other segments	$(94,967)	$(11,758)	$(56,472)	$163,197	$—	$—

Three Months Ended September 30, 2007	Residential Finance Group	Business Capital Group	International Business Group	Corporate and Other	Eliminations	Consolidated
	(In thousands)
Net financing revenue	$137,650	$22,702	$21,503	$77,162	$—	$259,017
Other revenue	161,333	(78,185)	(500,437)	(222,031)	—	(639,320)

Total net revenue	298,983	(55,483)	(478,934)	(144,869)	—	(380,303)
Provision for loan losses	(586,833)	(92,368)	(22,445)	(182,567)	—	(884,213)
Total non-interest expense	(881,733)	(24,888)	(158,363)	(26,308)	—	(1,091,292)

Loss before income taxes and minority interest	(1,169,583)	(172,739)	(659,742)	(353,744)	—	(2,355,808)
Income tax expense (benefit)	23,125	(849)	(161,731)	20,013	—	(119,442)

Loss before minority interest	(1,192,708)	(171,890)	(498,011)	(373,757)	—	(2,236,366)
Minority interest	—	—	—	24,561	—	24,561

Net loss	$(1,192,708)	$(171,890)	$(498,011)	$(398,318)	$—	$(2,260,927)

Total assets	$76,059,559	$6,490,298	$16,478,824	$38,799,143	$(21,702,956)	$116,124,868

Net interest (expense) income from other segments	$(153,229)	$(75,969)	$11,667	$217,531	$—	$—

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Nine Months Ended September 30, 2008	Residential Finance Group	Business Capital Group	International Business Group	Corporate and Other	Eliminations	Consolidated
	(In thousands)
Net financing revenue	$176,667	$(45,547)	$7,781	$224,533	$—	$363,434
Other revenue	1,115,669	(521,679)	(1,906,964)	406,347	—	(906,627)

Total net revenue	1,292,336	(567,226)	(1,899,183)	630,880	—	(543,193)
Provision for loan losses	(493,176)	(211,730)	(442,258)	(283,039)	—	(1,430,203)
Total non-interest expense	(1,374,444)	(63,102)	(404,166)	(680,286)	—	(2,521,998)

Loss before income taxes and minority interest	(575,284)	(842,058)	(2,745,607)	(332,445)	—	(4,495,394)
Income tax expense (benefit)	(22,401)	(1,050)	100,245	11,295	—	88,089

Loss before minority interest	(552,883)	(841,008)	(2,845,852)	(343,740)	—	(4,583,483)
Minority interest	—	—	—	47,297	—	47,297

Net loss	$(552,883)	$(841,008)	$(2,845,852)	$(391,037)	$—	$(4,630,780)

Total assets	$40,645,716	$2,811,176	$10,684,456	$28,427,992	$(16,054,053)	$66,515,287

Net interest (expense) income from other segments	$(319,204)	$(108,622)	$(240,398)	$668,224	$—	$—

Nine Months Ended September 30, 2007	Residential Finance Group	Business Capital Group	International Business Group	Corporate and Other	Eliminations	Consolidated
	(In thousands)
Net financing revenue	$647,294	$88,683	$81,179	$240,600	$—	$1,057,756
Other revenue	563,274	9,093	(257,985)	(296,975)	—	17,407

Total net revenue	1,210,568	97,776	(176,806)	(56,375)	—	1,075,163
Provision for loan losses	(1,313,110)	(149,810)	(45,006)	(251,714)	—	(1,759,640)
Total non-interest expense	(2,159,491)	(62,494)	(347,849)	(86,850)	—	(2,656,684)

Loss before income taxes and minority interest	(2,262,033)	(114,528)	(569,661)	(394,939)	—	(3,341,161)
Income tax expense (benefit)	96,659	(531)	(131,435)	51,494	—	16,187

Loss before minority interest	(2,358,692)	(113,997)	(438,226)	(446,433)	—	(3,357,348)
Minority interest	—	—	—	68,051	—	68,051

Net loss	$(2,358,692)	$(113,997)	$(438,226)	$(514,484)	$—	$(3,425,399)

Total assets	$76,059,559	$6,490,298	$16,478,824	$38,799,143	$(21,702,956)	$116,124,868

Net interest (expense) income from other segments	$(410,149)	$(222,725)	$(94,243)	$727,117	$—	$—

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

September 30, 2008	Actual		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in millions)		(Dollars in millions)
Total capital (Tier 1 + Tier 2) to risk weighted assets	$3,932.0	16.4%	$2,395.3	10.0%
Tier 1 capital to risk weighted assets	3,685.6	15.4%	1,437.2	6.0%
Tier 1 capital to average assets (leveraged ratio)	3,685.6	11.3%	3,580.0	11.0%

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$767,266	$367,879	$5,771,016	$(21,318)	$6,884,843
Mortgage loans held for sale	—	824,442	3,328,604	(41)	4,153,005
Trading securities	—	99,902	767,688	—	867,590
Mortgage loans held for investment, net fair value	—	3,291,095	25,559,365	(8,211)	28,842,249
Lending receivables, net	—	233,176	6,308,363	—	6,541,539
Mortgage servicing rights	—	4,131,597	592,964	—	4,724,561
Accounts receivable, net	714	1,524,017	1,920,800	11	3,445,542
Investments in real estate and other	—	39,555	641,932	—	681,487
Other assets	212,535	5,059,824	8,924,895	(3,822,783)	10,374,471
Investment in subsidiaries	15,963,027	(1,274,722)	—	(14,688,305)	—

Total assets	$16,943,542	$14,296,765	$53,815,627	$(18,540,647)	$66,515,287

LIABILITIES
Borrowings:
Borrowings from parent	$2,172,124	$6,911,201	$4,370,387	$(10,183,129)	$3,270,583
Borrowings from affiliates	750,000	—	124,979	—	874,979
Collateralized borrowings in securitization trusts, net fair value	—	—	7,008,655	—	7,008,655
Other borrowings	10,996,766	1,607,061	15,539,988	11	28,143,826

Total borrowings	13,918,890	8,518,262	27,044,009	(10,183,118)	39,298,043
Deposit liabilities	—	—	18,286,106	(51,318)	18,234,788
Other liabilities	709,217	1,960,897	5,876,512	(3,834,100)	4,712,526

Total liabilities	14,628,107	10,479,159	51,206,627	(14,068,536)	62,245,357
Minority interest	—	—	1,954,495	—	1,954,495
EQUITY
Member’s interest	6,962,487	11,439,569	5,303,255	(16,742,824)	6,962,487
Preferred membership interests	806,344	—	—	—	806,344
Accumulated deficit	(5,480,822)	(7,650,544)	(4,668,471)	12,319,015	(5,480,822)
Accumulated other comprehensive income	27,426	28,581	19,721	(48,302)	27,426

Total equity	2,315,435	3,817,606	654,505	(4,472,111)	2,315,435

Total liabilities, minority interest and equity	$16,943,542	$14,296,765	$53,815,627	$(18,540,647)	$66,515,287

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenue
Interest income	$257,385	$107,912	$847,342	$(258,548)	$954,091
Automotive operating lease income	—	—	144,949	—	144,949

Total financing revenue	257,385	107,912	992,291	(258,548)	1,099,040
Interest expense	190,806	161,142	803,432	(260,875)	894,505
Depreciation expense on automotive operating lease income	—	—	86,485	—	86,485

Net financing revenue	66,579	(53,230)	102,374	2,327	118,050
Other revenue
Gain (loss) on mortgage loans, net	—	15,573	(142,887)	(10,863)	(138,177)
Servicing fees	—	320,571	51,154	(2,281)	369,444
Servicing asset valuation and hedge activities, net	—	(225,311)	(35,511)	—	(260,822)

Net servicing fees	—	95,260	15,643	(2,281)	108,622
Gain (loss) on investment securities, net	336	(31,021)	(11,213)	—	(41,898)
Real estate related revenues, net	—	(3,114)	(21,856)	—	(24,970)
Gain on extinguishment of debt	42,199	—	—	—	42,199
Loss on foreclosed real estate	—	(27,885)	(21,496)	—	(49,381)
Other income (loss)	697	(124,969)	54,771	4,846	(64,655)

Total other revenue	43,232	(76,156)	(127,038)	(8,298)	(168,260)

Total net revenue	109,811	(129,386)	(24,664)	(5,971)	(50,210)
Provision for loan losses	—	108,985	551,897	—	660,882
Non-interest expense
Compensation and benefits	—	115,091	113,419	—	228,510
Professional fees	3,422	61,708	19,579	—	84,709
Data processing and telecommunications	—	24,558	12,040	—	36,598
Advertising	—	13,977	6,015	—	19,992
Occupancy	—	13,007	15,197	—	28,204
Restructuring	—	48,733	23,996	—	72,729
Other	357,855	168,808	174,294	(12,687)	688,270

Total non-interest expense	361,277	445,882	364,540	(12,687)	1,159,012

Loss before income taxes and minority interest	(251,466)	(684,253)	(941,101)	6,716	(1,870,104)
Income tax expense	737	278	3,908	9	4,932

Loss before minority interest	(252,203)	(684,531)	(945,009)	6,707	(1,875,036)
Minority interest	—	—	37,135	—	37,135

Loss before equity in net losses of subsidiaries	(252,203)	(684,531)	(982,144)	6,707	(1,912,171)
Equity in net losses of subsidiaries	(1,659,968)	(944,427)	—	2,604,395	—

Net loss	$(1,912,171)	$(1,628,958)	$(982,144)	$2,611,102	$(1,912,171)

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended September 30, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenue
Interest income	$343,265	$329,076	$1,535,783	$(322,118)	$1,886,006
Automotive operating lease income	—	—	135,373	—	135,373

Total financing revenue	343,265	329,076	1,671,156	(322,118)	2,021,379
Interest expense	339,027	318,775	1,349,928	(326,984)	1,680,746
Depreciation expense on automotive operating lease income	—	—	81,616	—	81,616

Net financing revenue	4,238	10,301	239,612	4,866	259,017
Other revenue
Loss on mortgage loans, net	—	(236,645)	(332,180)	(764)	(569,589)
Servicing fees	—	438,935	12,698	(213)	451,420
Servicing asset valuation and hedge activities, net	—	(121,294)	(2,145)	—	(123,439)

Net servicing fees	—	317,641	10,553	(213)	327,981
Loss on investment securities, net	—	(52,870)	(279,641)	—	(332,511)
Real estate related revenues, net	—	(13,344)	36,849	—	23,505
Loss on foreclosed real estate	—	(65,308)	(72,336)	—	(137,644)
Other income	1,159	11,151	53,020	(16,392)	48,938

Total other revenue	1,159	(39,375)	(583,735)	(17,369)	(639,320)

Total net revenue	5,397	(29,074)	(344,123)	(12,503)	(380,303)

Provision for loan losses	—	263,055	622,100	(942)	884,213

Non-interest expense
Compensation and benefits	—	155,069	150,965	—	306,034
Professional fees	—	39,019	18,100	—	57,119
Data processing and telecommunications	—	48,862	15,264	—	64,126
Advertising	—	21,096	8,604	—	29,700
Occupancy	—	20,620	13,725	—	34,345
Goodwill impairment	—	215,378	239,450	—	454,828
Other	2,724	60,549	91,537	(9,670)	145,140

Total non-interest expense	2,724	560,593	537,645	(9,670)	1,091,292

Income (loss) before income taxes and minority interest	2,673	(852,722)	(1,503,868)	(1,891)	(2,355,808)
Income tax benefit	—	(995)	(118,445)	(2)	(119,442)

Income (loss) before minority interest	2,673	(851,727)	(1,385,423)	(1,889)	(2,236,366)
Minority interest	—	—	24,561	—	24,561

Income (loss) before equity in net losses of subsidiaries	2,673	(851,727)	(1,409,984)	(1,889)	(2,260,927)
Equity in net losses of subsidiaries	(2,263,600)	(1,451,826)	—	3,715,426	—

Net loss	$(2,260,927)	$(2,303,553)	$(1,409,984)	$3,713,537	$(2,260,927)

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenue
Interest income	$868,419	$456,509	$2,850,274	$(859,404)	$3,315,798
Automotive operating lease income	—	—	440,745	—	440,745

Total financing revenue	868,419	456,509	3,291,019	(859,404)	3,756,543
Interest expense	787,600	556,041	2,560,060	(861,773)	3,041,928
Depreciation expense on automotive operating lease income	—	—	259,146	—	259,146
Impairment of investment in automotive operating leases	—	—	92,035	—	92,035

Net financing revenue	80,819	(99,532)	379,778	2,369	363,434
Other revenue
Loss on mortgage loans, net	—	(308,447)	(1,657,165)	17,934	(1,947,678)
Servicing fees	—	1,031,831	126,078	(4,338)	1,153,571
Servicing asset valuation and hedge activities, net	—	36,910	(73,079)	—	(36,169)

Net servicing fees	—	1,068,741	52,999	(4,338)	1,117,402
Loss on investment securities, net	(31,871)	(207,706)	(336,205)	—	(575,782)
Real estate related revenues, net	—	(14,587)	(19,671)	—	(34,258)
Gain on extinguishment of debt	1,168,818	—	—	—	1,168,818
Loss on foreclosed real estate	—	(125,486)	(84,214)	—	(209,700)
Other income (loss)	543	(537,294)	130,343	(19,021)	(425,429)

Total other revenue	1,137,490	(124,779)	(1,913,913)	(5,425)	(906,627)

Total net revenue	1,218,309	(224,311)	(1,534,135)	(3,056)	(543,193)
Provision for loan losses	—	388,094	1,042,109	—	1,430,203
Non-interest expense
Compensation and benefits	—	368,673	371,429	—	740,102
Professional fees	77,385	180,461	52,431	—	310,277
Data processing and telecommunications	—	73,454	44,322	—	117,776
Advertising	—	37,795	19,195	—	56,990
Occupancy	—	37,964	47,450	—	85,414
Restructuring	—	50,047	60,577	—	110,624
Other	312,231	453,156	384,800	(49,372)	1,100,815

Total non-interest expense	389,616	1,201,550	980,204	(49,372)	2,521,998

Income (loss) before income taxes and minority interest	828,693	(1,813,955)	(3,556,448)	46,316	(4,495,394)
Income tax (benefit) expense	(11,208)	(239)	99,558	(22)	88,089

Income (loss) before minority interest	839,901	(1,813,716)	(3,656,006)	46,338	(4,583,483)
Minority interest	—	—	47,297	—	47,297

Income (loss) before equity in net losses of subsidiaries	839,901	(1,813,716)	(3,703,303)	46,338	(4,630,780)
Equity in net losses of subsidiaries	(5,470,681)	(3,652,210)	—	9,122,891	—

Net loss	$(4,630,780)	$(5,465,926)	$(3,703,303)	$9,169,229	$(4,630,780)

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Nine Months Ended September 30, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenue
Interest income	$891,276	$1,139,101	$4,806,027	$(846,956)	$5,989,448
Automotive operating lease income	—	—	369,988	—	369,988

Total financing revenue	891,276	1,139,101	5,176,015	(846,956)	6,359,436
Interest expense	884,012	950,927	4,113,392	(866,024)	5,082,307
Depreciation expense on automotive operating lease income	—	—	219,373	—	219,373

Net financing revenue	7,264	188,174	843,250	19,068	1,057,756
Other revenue
Loss on mortgage loans, net	—	(528,057)	(99,165)	(3,490)	(630,712)
Servicing fees	—	1,319,606	34,983	(3,848)	1,350,741
Servicing asset valuation and hedge activities, net	—	(573,969)	(3,357)	—	(577,326)

Net servicing fees	—	745,637	31,626	(3,848)	773,415
Loss on investment securities, net	(771)	(144,153)	(204,127)	—	(349,051)
Real estate related revenues, net	—	(210)	292,603	—	292,393
Loss on foreclosed real estate	—	(89,556)	(140,266)	—	(229,822)
Other income	2,981	102,176	134,427	(78,400)	161,184

Total other revenue	2,210	85,837	15,098	(85,738)	17,407

Total net revenue	9,474	274,011	858,348	(66,670)	1,075,163

Provision for loan losses	—	559,322	1,203,422	(3,104)	1,759,640

Non-interest expense
Compensation and benefits	—	569,168	421,657	—	990,825
Professional fees	—	126,399	46,222	—	172,621
Data processing and telecommunications	—	111,721	45,771	—	157,492
Advertising	—	66,074	29,143	—	95,217
Occupancy	—	67,177	41,143	—	108,320
Goodwill impairment	—	215,378	239,450	—	454,828
Other	2,565	451,860	299,960	(77,004)	677,381

Total non-interest expense	2,565	1,607,777	1,123,346	(77,004)	2,656,684

Income (loss) before income taxes and minority interest	6,909	(1,893,088)	(1,468,420)	13,438	(3,341,161)
Income tax (benefit) expense	—	(5,790)	21,876	101	16,187

Income (loss) before minority interest	6,909	(1,887,298)	(1,490,296)	13,337	(3,357,348)
Minority interest	—	—	68,051	—	68,051

Income (loss) before equity in net losses of subsidiaries	6,909	(1,887,298)	(1,558,347)	13,337	(3,425,399)
Equity in net losses of subsidiaries	(3,432,308)	(1,701,735)	—	5,134,043	—

Net loss	$(3,425,399)	$(3,589,033)	$(1,558,347)	$5,147,380	$(3,425,399)

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$244,009	$3,040,145	$3,447,290	$(128,818)	$6,602,626
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in lending receivables	—	306,044	137,818	—	443,862
Originations and purchases of mortgage loans held for investment	—	(1,242,671)	(3,622,617)	1,229,545	(3,635,743)
Proceeds from sales and repayments of mortgage loans held for investment	—	1,300,462	4,716,083	(1,236,058)	4,780,487
Sales of mortgage servicing rights	—	484,196	95	—	484,291
Purchase of and advances to investments in real estate and other	—	(2,484)	(14,368)	—	(16,852)
Proceeds from sales of and returns of investments in real estate and other	—	1,010	358,893	—	359,903
Net increase in affiliate lending	(353,249)	—	—	353,249	—
Payment of capital contributions	—	(8,530)	—	8,530	—
Other, net	26,350	289,925	591,114	—	907,389

Net cash (used in) provided by investing activities	(326,899)	1,127,952	2,167,018	355,266	3,323,337
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in borrowings from parent	2,172,124	(1,006,358)	3,309,607	(353,249)	4,122,124
Net increase in affiliate borrowings	750,000	—	124,979	—	874,979
Net decrease in other short-term borrowings	—	(3,005,026)	(7,925,141)	11,661	(10,918,506)
Repayments of collateralized borrowings in securitization trusts	—	—	(2,407,607)	—	(2,407,607)
Proceeds from secured aggregation facilities, long-term	—	—	160,000	—	160,000
Repayments of secured aggregation facilities, long-term	—	—	(465,114)	—	(465,114)
Proceeds from other long-term borrowings	—	—	2,975,000	—	2,975,000
Repayments of other long-term borrowings	(1,846,190)	—	(3,118,020)	—	(4,964,210)
Payments of debt issuance costs	(17,669)	—	(28,583)	—	(46,252)
Extinguishment of long-term borrowings	(2,060,829)	—	—	—	(2,060,829)
Proceeds from capital contributions	—	—	22,784	(8,530)	14,254
Disposal of subsidiary, net	—	—	163,310	—	163,310
Increase in deposit liabilities	—	—	4,803,777	81,167	4,884,944

Net cash used in financing activities	(1,002,564)	(4,011,384)	(2,385,008)	(268,951)	(7,667,907)
Effect of foreign exchange rates on cash and cash equivalents	(42,201)	742	198,663	53,670	210,874

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,127,655)	157,455	3,427,963	11,167	2,468,930
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,894,921	210,424	2,343,053	(32,485)	4,415,913

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$767,266	$367,879	$5,771,016	$(21,318)	$6,884,843

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:

Parent contributed $2.0 billion to guarantor subsidiaries through forgiveness of borrowings from parent.

Parent contributed $2.2 billion to non-guarantor subsidiaries through forgiveness of borrowings from parent.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(1,261)	$(3,359,247)	$5,259,024	$2,393	$1,900,909
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in lending receivables	—	1,877,740	3,305,497	—	5,183,237
Originations and purchases of mortgage loans held for investment	—	(2,264,823)	(4,439,946)	(28,519)	(6,733,288)
Proceeds from sales and repayments of mortgage loans held for investment	—	794,022	13,343,211	(639)	14,136,594
Sales of mortgage servicing rights	—	165,557	—	—	165,557
Purchases of and advances to investments in real estate and other	—	(4,611)	(193,158)	—	(197,769)
Proceeds from sales of and returns of investments in real estate and other	—	22,106	596,999	—	619,105
Net increase in affiliate lending	(2,211,230)	—	—	2,211,230	—
Payment of capital contributions	(202,595)	(126,420)	—	329,015	—
Other, net	—	1,490,895	347,184	9,291	1,847,370

Net cash (used in) provided by investing activities	(2,413,825)	1,954,466	12,959,787	2,520,378	15,020,806
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in borrowings from parent	—	941,927	1,269,303	(2,211,230)	—
Net decrease in other short-term borrowings	(75,000)	(3,757,120)	(7,830,931)	—	(11,663,051)
Proceeds from issuance of collateralized borrowings in securitization trusts	—	3,863,807	73,248	—	3,937,055
Repayments of collateralized borrowings in securitization trusts	—	—	(13,467,761)	—	(13,467,761)
Proceeds from secured aggregation facilities, long-term	—	—	12,158,635	—	12,158,635
Repayments of secured aggregation facilities, long-term	—	—	(16,210,746)	—	(16,210,746)
Proceeds from other long-term borrowings	3,853,195	—	4,007,575	—	7,860,770
Repayments of other long-term borrowings	(1,000,000)	—	(1,654,264)	—	(2,654,264)
Payments of debt issuance costs	(14,216)	—	(7,092)	—	(21,308)
Proceeds from capital contributions	2,000,000	—	585,015	(329,015)	2,256,000
Disposal of subsidiary, net	—	—	898,794	—	898,794
Dividends paid	—	—	(2,474)	2,474	—
Increase in deposit liabilities	—	—	4,631,039	6,196	4,637,235

Net cash provided by (used in) financing activities	4,763,979	1,048,614	(15,549,659)	(2,531,575)	(12,268,641)
Effect of foreign exchange rates on cash and cash equivalents	151,121	—	(303,554)	—	(152,433)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,500,014	(356,167)	2,365,598	(8,804)	4,500,641
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	832,600	456,895	756,225	(26,873)	2,018,847

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,332,614	$100,728	$3,121,823	$(35,677)	$6,519,488

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

We conduct our operations and manage and report our financial information primarily through four operating business segments. The following tables summarize the total net revenue and net loss of each of these business segments for the three- and nine-month periods ended September 30, 2008 and 2007. Results of operations for each of these business segments are more fully described in the sections that follow.

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

For the three and nine months ended September 30, 2008, certain changes in the fair value of our assets and liabilities have been included in our financial results. As a result of further deterioration in the mortgage market and underlying collateral valuations, we experienced declines in the fair value of our mortgage loans held for sale, resulting in significant valuation losses materially impacting our financial results. At the same time, our mortgage loans held for investment and debt held in our on- balance sheet securitizations, in which we elected the fair value option under SFAS No. 159 experienced offsetting valuation declines. As the mortgage loan held for investment asset declines in value, resulting in losses, the securitized debt declines, resulting in offsetting valuation gains. For the nine months ended, we have additional increases in the fair value of mortgage servicing rights and associated hedging derivatives primarily due to slower prepayment speeds enhancing the value of our mortgage servicing rights and a steeper overall yield curve in the first quarter of 2008, resulting in a positive impact of our hedging activity, and favorable valuation of our mortgage servicing rights and derivative assets, partially offset by a projected increase in cost of servicing resulting from higher delinquencies and loan defaults. The decrease in the fair value of trading securities for the three and nine months ended were substantially attributable to the decline in the fair value of residual interests that continue to be held by us through our off-balance sheet securitizations, resulting from increasing credit losses rating agency downgrades, declines in value of underlying collateral, market illiquidity, and changes in discount rate assumptions in certain foreign markets.

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

The following table summarizes our domestic mortgage loan production by product type:

	U.S. Mortgage Loan Production by Type
	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	No. of Loans	Dollar Amt of Loans	No. of Loans	Dollar Amt of Loans	No. of Loans	Dollar Amt of Loans	No. of Loans	Dollar Amt of Loans
	(Dollars in millions)
Prime conforming	32,233	$6,766	64,116	$12,174	158,712	$34,390	180,882	$34,425
Prime non-conforming	537	250	13,985	4,993	4,079	1,838	83,712	27,798
Prime second-lien	1,199	86	23,546	1,440	11,147	872	116,710	6,472
Government	22,939	4,137	13,241	1,378	56,360	9,873	70,833	5,458
Nonprime	—	—	3,007	221	13	3	30,399	4,246

Total U.S. production	56,908	$11,239	117,895	$20,206	230,311	$46,976	482,536	$78,399

The following table summarizes our domestic mortgage loan production by purpose and interest rate type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In millions)
Purpose:
Purchase	$6,291	$9,409	$16,983	$29,544
Non-purchase	4,948	10,797	29,993	48,855

	$11,239	$20,206	$46,976	$78,399

Interest rate type:
Fixed rate	$10,107	$16,191	$42,180	$56,231
Adjustable rate	1,132	4,015	4,796	22,168

	$11,239	$20,206	$46,976	$78,399

The following table summarizes our domestic mortgage loan production by channel:

	U.S. Mortgage Loan Production by Channel
	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	No. of Loans	Dollar Amt of Loans	No. of Loans	Dollar Amt of Loans	No. of Loans	Dollar Amt of Loans	No. of Loans	Dollar Amt of Loans
	(Dollars in millions)
Retail branches	8,419	$1,536	18,618	$2,878	37,971	$6,988	60,545	$9,391
Direct lending (other than retail branches)	6,266	1,060	20,402	2,227	30,308	5,400	80,166	8,753
Mortgage brokers	4,996	994	23,423	4,372	27,989	5,867	92,616	17,196
Correspondent lenders and secondary market purchases	37,227	7,649	55,452	10,729	134,043	28,721	249,209	43,059

Total U.S. production	56,908	$11,239	117,895	$20,206	230,311	$46,976	482,536	$78,399

The following table summarizes our international mortgage loan production:

	International Mortgage Loan Production
	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	No. of Loans	Dollar Amt of Loans	No. of Loans	Dollar Amt of Loans	No. of Loans	Dollar Amt of Loans	No. of Loans	Dollar Amt of Loans
	(Dollars in millions)
United Kingdom	144	$32	22,192	$6,538	3,360	$882	58,629	$16,163
Continental Europe	158	41	10,230	1,941	3,408	893	28,890	5,427
Canada	2,621	484	2,035	414	8,723	1,705	6,636	1,281
Other	982	70	2,983	175	2,698	387	7,895	387

Total international production	3,905	$627	37,440	$9,068	18,189	$3,867	102,050	$23,258

The following table presents our consolidated results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In millions)
Net financing revenue	$118.1	$259.0	$363.4	$1,057.8
Loss on mortgage loans, net	(138.2)	(569.6)	(1,947.7)	(630.7)
Servicing fees	369.4	451.4	1,153.6	1,350.7
Servicing asset valuation and hedge activities, net	(260.8)	(123.4)	(36.2)	(577.3)

Net servicing fees	108.6	328.0	1,117.4	773.4
Other revenue	(138.8)	(397.7)	(76.3)	(125.3)
Provision for loan losses	(660.9)	(884.2)	(1,430.2)	(1,759.6)
Non-interest expense	(1,159.0)	(1,091.3)	(2,522.0)	(2,656.7)

Loss before income tax expense and minority interest	(1,870.2)	(2,355.8)	(4,495.4)	(3,341.1)
Income tax (expense) benefit	(4.9)	119.5	(88.1)	(16.2)

Loss before minority interest	(1,875.1)	(2,236.3)	(4,583.5)	(3,357.3)
Minority interest	(37.1)	(24.6)	(47.3)	(68.1)

Net loss	$(1,912.2)	$(2,260.9)	$(4,630.8)	$(3,425.4)

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

The following table sets forth the types of residential mortgage loans comprising our primary servicing portfolio for which we hold the corresponding mortgage servicing rights:

	U.S. Mortgage Loan Servicing Portfolio
	September 30, 2008		December 31, 2007
	No. of Loans	Dollar Amt of Loans	No. of Loans	Dollar Amt of Loans
	(Dollars in millions)
Prime conforming	1,568,986	$236,400	1,554,594	$227,460
Prime non-conforming	243,943	73,904	336,319	103,285
Prime second-lien	587,525	25,698	651,260	28,297
Government	217,681	26,865	180,453	19,454
Nonprime	261,061	29,078	349,696	40,105

Total primary servicing portfolio*	2,879,196	$391,945	3,072,322	$418,601

*	Excludes loans for which we acted as a subservicer. Subserviced loans totaled 155,848 with an unpaid principal balance of $33.9 billion at September 30, 2008 and 205,019 with an unpaid principal balance of $44.3 billion at December 31, 2007.

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

Segment Results

Residential Finance Group

The following table presents the results of operations for the Residential Finance Group:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In millions)
Net financing revenue	$45.5	$137.7	$176.7	$647.3
Gain (loss) on mortgage loans, net	44.1	(104.5)	316.9	(339.0)
Servicing fees.	360.0	435.3	1,116.8	1,304.3
Servicing asset valuation and hedge activities, net	(250.4)	(122.0)	(19.8)	(574.7)

Net servicing fees	109.6	313.3	1,097.0	729.6
Other revenue.	(41.8)	(47.6)	(298.3)	172.7
Provision for loan losses	(208.3)	(586.8)	(493.2)	(1,313.1)
Non-interest expense	(474.5)	(881.7)	(1,374.4)	(2,159.5)
Income tax benefit (expense)	25.4	(23.1)	22.4	(96.7)

Net loss	$(500.0)	$(1,192.7)	$(552.9)	$(2,358.7)

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

Net financing revenue decreased $92.2 million, or 67.0%, for the three months ended September 30, 2008 and $470.6 million, or 72.7%, for the nine months ended September 30, 2008, compared to the same periods for 2007. These decreases are primarily due to a lower average mortgage loan portfolio resulting from the continuing strategy to reduce the balance sheet. This strategy included the deconsolidation of certain financing securitizations, significantly reducing the held for investment portfolio in the second half of 2007, the implementation of our SFAS No. 159 elections on January 1, 2008, and the discontinuation and continued run-off of the non-agency, nonconforming portfolio. The held for investment portfolio has decreased from $50.1 billion at September 30, 2007 to $27.6 billion at December 31, 2007 to $21.6 billion at September 30, 2008. Loan production of $47.0 billion for the nine months ended September 30, 2008 decreased $31.4 billion from the same period in 2007. The decrease this year is primarily due to the changes in the business model eliminating the origination of non-agency, nonconforming products and the announced closing of the retail and wholesale channels. The government production increased from $5.5 to $9.9 billion over the same period. The held for sale portfolio decreased from $4.9 billion at December 31, 2007 to $1.7 billion at September 30, 2008. The decrease in the held for sale portfolio is primarily due to the decrease in the overall market, asset sales and the shift to conforming products. Third-party borrowings continued to decrease as a result of balance sheet reduction strategies and the ResCap debt restructuring initiative completed in June 2008.

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

Asset Quality

Allowance for Loan Losses

The deterioration of the domestic and international housing markets has continued into the three- and nine-month periods ended September 30, 2008. Our mortgage loans held for investment credit quality has experienced significant declines due to home price depreciation and higher delinquencies resulting in increased frequency and severity assumptions. Although our September 30, 2008 allowance for loan loss related to the mortgage loans held for investment has significantly decreased since September 30, 2007 due to a reduction in our mortgage loans held for investment portfolio, our remaining mortgage loans held for investment, subject to allowance for loan losses, did experience increased levels of delinquencies, including our prime products.

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

Nonperforming assets unpaid principal balance consisted of the following:

	September 30, 2008	December 31, 2007	September 30, 2007
	(In millions)
Nonaccrual loans:
Mortgage loans:
Prime conforming	$140.7	$84.7	$74.2
Prime non-conforming	1,935.6	908.0	668.9
Prime second-lien	419.6	233.2	197.3
Government	74.6	79.8	78.2
Nonprime*	3,355.2	4,040.2	7,538.3
Lending receivables:
Construction**	1,414.6	550.2	324.0
Warehouse	102.5	70.8	112.4
Commercial business	34.5	10.0	—
Other	0.3	0.4	0.1

Total nonaccrual loans	7,477.6	5,977.3	8,993.4
Restructured loans	124.9	32.1	60.2
Foreclosed assets	893.6	1,115.5	1,601.3

Total nonperforming assets	$8,496.1	$7,124.9	$10,654.9

Total nonaccrual loans as a percentage of total mortgage loans held for investment and lending receivables	16.8%	11.7%	12.9%

Total nonperforming assets as a percentage of total consolidated assets	12.8%	8.1%	9.3%

*	Includes $303.0 million as of September 30, 2008, $1.1 billion as of December 31, 2007 and $2.1 billion as of September 30, 2007 of loans that were purchased distressed and already in nonaccrual status. In addition, includes $126.8 million as of September 30, 2008, $15.7 million as of December 31, 2007 and $24.4 million as of September 30, 2007 of nonaccrual loans that are not included in “Restructured loans.”

**	Includes $82.2 million as of September 30, 2008, $47.2 million as of December 31, 2007 and $23.9 million as of September 30, 2007 of nonaccrual restructured loans, that are not included in “Restructured loans.”

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

	Unpaid Principal Balance
	As of September 30, 2008	As of December 31, 2007
	(In millions)
Mortgage Loans Held for Sale — Domestic
High loan-to-value (greater than 100%) mortgage loans	$2.6	$11.6
Payment option adjustable rate mortgage loans	64.9	1.1
Interest-only mortgage loans	221.9	663.2
Below market initial rate mortgage loans	—	243.7

Total	$289.4	$919.6

Mortgage Loans Held for Investment — Domestic
High loan-to-value (greater than 100%) mortgage loans	$2,440.6	$3,701.6
Payment option adjustable rate mortgage loans	1,362.7	1,689.6
Interest-only mortgage loans	9,969.9	11,448.7
Below market initial rate mortgage loans	820.6	489.3

Total	$14,593.8	$17,329.2

	Unpaid Principal Balance
	As of September 30, 2008	As of December 31, 2007
	(In millions)
Mortgage Loans — Held for Sale and Investment — International
High loan-to-value (greater than 100%) mortgage loans	$1,545.8	$2,182.6
Payment option adjustable rate mortgage loans	—	—
Interest-only mortgage loans	3,036.5	6,170.1
Below market initial rate mortgage loans	—	—

Total	$4,582.3	$8,352.7

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

	2008	2009	2010	2011	2012	2013	2014	2015	2016 and Thereafter	Total
	(In millions)
Secured borrowings:
Borrowings from parent	$1,098.5	$—	$2,172.1	$—	$—	$—	$—	$—	$—	$3,270.6
Borrowings from affiliates	—	—	750.0	—	—	125.0	—	—	—	875.0
Collateralized borrowings in securitization trusts(a)	—	—	—	—	—	—	—	—	7,008.6	7,008.6
Other secured borrowings:
Senior secured notes	—	—	1,690.5	—	—	—	—	—	—	1,690.5
Junior secured notes	—	—	—	—	—	1,690.0	1,690.0	1,690.0	—	5,070.0
Secured aggregation facilities	2,587.3	387.7	—	—	—	—	—	—	—	2,975.0
Repurchasing agreements	16.2	670.8	—	—	—	—	—	—	—	687.0
FHLB advances	266.0	1,563.0	1,325.0	937.0	1,912.0	1,428.0	821.0	770.0	1,495.0	10,517.0
Mortgage servicing rights facilities	—	1,248.0	—	—	—	—	—	—	—	1,248.0
Servicing advances	—	700.0	—	—	—	—	—	—	—	700.0
Debt collateralized by mortgage loans	16.9	—	—	—	—	—	—	—	—	16.9
Other	—	—	—	—	—	—	—	—	335.7	335.7

Subtotal secured borrowings	3,984.9	4,569.5	5,937.6	937.0	1,912.0	3,243.0	2,511.0	2,460.0	8,839.3	34,394.3

Unsecured borrowings:
Senior unsecured notes — domestic	274.7	193.9	1,277.4	225.5	99.5	931.0	—	156.5	—	3,158.5
Senior unsecured notes — international	—	—	521.1	—	156.9	71.5	122.8	—	—	872.3
Subordinated unsecured notes	—	205.5	—	—	—	—	—	—	—	205.5
Medium-term unsecured notes — international	—	204.0	—	—	163.1	—	—	—	—	367.1
Other	197.1	93.0	7.0	—	3.2	—	—	—	—	300.3

Subtotal unsecured borrowings	471.8	694.4	1,805.5	225.5	422.7	1,002.5	122.8	156.5	—	4,903.7

Total Borrowings	$4,456.7	$5,265.9	$7,743.1	$1,162.5	$2,334.7	$4,245.5	$2,633.8	$2,616.5	$8,839.3	$39,298.0

(a)	Collateralized borrowings in securitization trusts: The principal on the debt securities is paid using cash flows from underlying collateral (mortgage loans). Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received and as such we elected to represent the full term of the securities in the 2016 and thereafter timeframe.

•	Sources of funding: The funding sources utilized are primarily determined by the type of asset financed and associated with a particular product or business. These sources of liquidity include:

-	Borrowings from parent and affiliates: In conjunction with June 2008’s global debt refinancing initiative, we continue our reliance on GMAC and its affiliates, General Motors Corporation (“GM”) and Cerberus, as sources of secured funding. There can be no assurances that our parent and affiliates will continue to undertake any such actions in the future.

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

Borrowings

	Outstanding as of
	September 30, 2008	December 31, 2007
	(In millions)
Secured borrowings:
Borrowings from parent	$3,270.6	$—
Borrowings from affiliates	875.0	—
Collateralized borrowings in securitization trusts	7,008.6	16,145.7
Senior secured notes	1,690.5	—
Junior secured notes	5,070.0	—
Outstanding under secured facilities:
Secured aggregation facilities	2,975.0	8,402.2
Repurchase agreements	687.0	3,645.1
FHLB advances	10,517.0	11,349.0
Mortgage servicing rights facilities	1,248.0	1,444.0
Servicing advances	700.0	791.3
Debt collateralized by mortgage loans	16.9	1,782.0
Other	335.7	423.6

Total outstanding under secured facilities	16,479.6	27,837.2

Subtotal secured borrowings	34,394.3	43,982.9

Unsecured borrowings:
Senior unsecured notes	4,030.8	14,550.4
Subordinated unsecured notes	205.5	758.3
Medium-term unsecured notes	367.1	624.6
Outstanding under unsecured facilities:
Third-party bank credit facilities	—	1,800.0
Other	300.3	613.7

Total outstanding under unsecured facilities	300.3	2,413.7

Subtotal unsecured borrowings	4,903.7	18,347.0

Total borrowings	39,298.0	62,329.9
Bank deposits	18,234.8	13,349.8

Total borrowings and deposits	57,532.8	75,679.7
Off-balance sheet financings	126,641.6	136,108.3

Total	$184,174.4	$211,788.0

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

Borrowings from Affiliates

The following table summarizes our borrowings from affiliates capacity as of September 30, 2008 and December 31, 2007:

	Facilities from Affiliates
	As of September 30, 2008			As of December 31, 2007
	Outstanding	Unused Capacity	Total Capacity	Outstanding	Unused Capacity	Total Capacity
	(In millions)
GMAC senior secured credit facility- Cerberus	$382.5	$—	$382.5	$—	$—	$—
GMAC senior secured credit facility- GM	367.5	—	367.5	—	—	—
Cerberus secured model home term loan	125.0	—	125.0	—	—	—
Cerberus secured model home revolving loan	—	10.0	10.0	—	—	—

Total	$875.0	$10.0	$885.0	$—	$—	$—

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

Secured Aggregation Facilities:

International Mortgage Loan Facilities:     International facilities to fund mortgage loans prior to their sale or securitization include: $2.4 (£1.4) billion of liquidity commitments to fund loans in the United Kingdom, $0.2 (A0.1) billion of liquidity commitments to fund loans originated in the Netherlands, Germany and Spain and $0.2 billion (0.3 billion Australian dollar) of liquidity commitments to fund loans in Australia. On September 26, 2008, the size of one of the international aggregation facilities (“Conduit No. 2”) in the United Kingdom was reduced to $2.17 billion (£1.2 billion) from $4.34 billion (£2.4 billion) in recognition of reduced funding needs.

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

The total estimated amount of Dutch and German bonds subject to these servicer obligations is approximately A5.3 billion ($7.6 billion) beginning 2009 through 2019. The estimated obligation considers contractual amortization, prepayments, and defaults among other management assumptions. The portion that is exercisable prior to December 31, 2009 and 2010 is A59.5 million (1.1% of the total) and A343.9 million or (6.5% of the total), respectively. Approximately 70.3% of the total estimated bonds are eligible for this servicer obligation beginning in 2013 and after.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 25(th) day of August, 2009.

Residential Capital, LLC
(Registrant)

/S/ JAMES N. YOUNG
James N. Young
Chief Financial Officer

/S/ CATHERINE M. DONDZILA
Catherine M. Dondzila
Chief Accounting Officer and Controller

INDEX OF EXHIBITS

Exhibit	Description

10.1*	Asset Purchase Agreement among Residential Funding Company, LLC, GMAC Residential of Canada Limited and GMAC Commercial Finance LLC dated July 2, 2008

10.2*	Purchase Agreement among GMAC Mortgage, LLC and Cerberus International, Ltd. dated July 30, 2008 (Freddie Mac Stripped Interest Certificates, Series 256).

10.3*	Purchase Agreement among GMAC Mortgage, LLC and Cerberus Partners, L.P. dated July 30, 2008 (Freddie Mac Stripped Interest Certificates, Series 256).

10.4*	Purchase Agreement among Residential Capital, LLC, DOA Holding Properties, LLC, DOA Properties IIIB (KB Models), LLC and MHPool Holdings LLC dated September 30, 2008

10.5*	Servicing Agreement between Residential Capital, LLC and MHPool Holdings LLC dated September 30, 2008

10.6*	Limited Assignment and Assumption Agreement among KBOne, LLC, DOA Holdings NoteCo, LLC, Residential Funding Company, LLC and MHPool Holdings LLC dated September 30, 2008

10.7*	First Amendment Agreement dated as of July 29, 2008 to Loan Agreement dated June 4, 2008

10.8*	Second Amendment Agreement dated as of August 14, 2008 to Loan Agreement dated June 4, 2008

10.9*	Master Agreement between GMAC LLC and Residential Capital, LLC dated August 14, 2008

10.10*	Schedule to the Master Agreement dated August 14, 2008

10.11*	First Amendment to First Priority Pledge and Security Agreement and Irrevocable Proxy dated August 14, 2008

10.12*	Hedge Pledge and Security Agreement and Irrevocable Proxy dated August 14, 2008

10.13*	Amendment No. 4 dated as of July 25, 2008 to the Loan and Security Agreement dated April 18, 2008

10.14*	Waiver Letter dated July 29, 2008

10.15*	Joinder Agreement dated June 9, 2008

10.16*	Joinder Agreement dated August 6, 2008

10.17*	Joinder Agreement dated August 15, 2008

10.18*	Joinder Agreement dated September 16, 2008

10.19*	Second Priority Joinder Agreement dated September 22, 2008

10.20*	Third Priority Joinder Agreement dated September 22, 2008

12.1*	Computation of ratio of earnings to fixed charges

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that Section. In addition Exhibit No. 32 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*	Previously filed with the Original Filing
**	Filed herewith