Form 10-K/A
period 2008-12-31
RESIDENTIAL CAPITAL, LLC
filed 2009-08-25
CIK 1332815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Residential Capital, LLC (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Original Filing”), to reflect the inclusion of an additional note to the consolidated financial statements disclosing supplemental financial information for its guarantor and non-guarantor subsidiaries. See Note 29, “Supplemental Financial Information” to the audited consolidated financial statements contained in this Form 10-K/A.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends Item 8 of Part II of the Original Filing, to include the additional note, and no other information in the Original Filing is amended hereby. In addition, Item 15 of Part IV of the Original Filing has been amended to contain a currently dated consent of the Company’s independent registered public accounting firm and currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer. The consent of the Company’s independent registered public accounting firm and the certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23.1, 31.1, 31.2 and 32.1.

Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s amended Quarterly Report on Form 10-Q/A for the quarterly periods ended March 31, 2009 and June 30, 2009 which are being filed concurrently with the filing of this Form 10-K/A, and any reports filed with the SEC subsequent to the date of this filing.

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
August 25, 2009

/S/ JAMES N. YOUNG
James N. Young
Chief Financial Officer
August 25, 2009

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
August 25, 2009

/S/ JAMES N. YOUNG
James N. Young
Chief Financial Officer
August 25, 2009

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 26, 2009, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the inclusion of disclosures required by SEC Rule 3-10 of Regulation S-X as discussed in Note 29, as to which the date is August 25, 2009

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

The Company has filed an Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 to reflect the inclusion of an additional note to the consolidated financial statements disclosing supplemental condensed financial information for its guarantor and non-guarantor subsidiaries. See Note 29, “Supplemental Financial Information” to the audited consolidated financial statements.

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Loan Commitments

The Company enters into commitments to make loans whereby the interest rate on the loan is set prior to funding (i.e. interest rate lock commitments or IRLCs). IRLCs for loans to be originated or purchased for sale,

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and for loans to be purchased and held for investment, are derivative financial instruments carried at fair value in accordance with SFAS No. 133 and SAB No. 105. In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (SAB No. 109). SAB No. 109 superseded previous SEC guidance on written loan commitments and now requires expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Effective January 1, 2008, the expected net future cash flows related to the associated servicing of the loan are accounted for through earnings for all written loan commitments accounted at fair value. Servicing assets are recognized as distinct assets once they are contractually separated from the underlying loan by sale or securitization. IRLCs are recorded at fair value with changes in value recognized in current period earnings. The determination of the change in fair value includes an estimate of the future MSR that will arise when the loan is sold or securitized. Additionally, Emerging Issues Task Force issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3) was rescinded by SFAS No. 157; accordingly, the Company now recognizes day-one gains on derivative IRLCs when applicable.

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FSP FIN No. 39-1 — On January 1, 2008, the Company adopted FIN No. 39-1, Amendment of FASB Interpretation No. 39 . FIN No. 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP requires an entity to make an election related to the offsetting of fair value amounts recognized for multiple derivative instruments executed

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments without regard to the company’s intent to settle the transactions on a net basis. The Company has elected to present these items gross. Upon adoption of FSP FIN No. 39-1, the Company increased its December 31, 2007 other assets and other liabilities equally by approximately $1.2 billion.

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

FSP FAS No. 140-4 and FIN No. 46(R)-8 — In December 2008, the FASB directed the FASB Staff to issue FSP FAS No. 140-4 and FIN No. 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities: An amendment to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

about transfers of financial assets. It also amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46R”), to require public enterprises to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is a sponsor that has a variable interest in a variable interest entity and an enterprise that holds a significant variable interest in a qualifying special-purpose entity but was not the transferor of financial assets to the qualifying special-purpose entity. The disclosures are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and enterprise’s involvement with variable interest entities. FSP FAS No. 140-4 and FIN No. 46(R)-8 are effective for the first reporting period ending after December 15, 2008. Because this impacts the disclosure and not the accounting treatment for transfers of financial assets, extinguishments of liabilities and involvements with variable interest entities and other guarantees, the adoption of this FSP did not have a material impact on the consolidated financial statements.

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

28.	Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands)
Year ended December 31, 2008
Total net revenue	$61,320	$(554,303)	$(50,210)	$451,224
Provision for loan losses	302,021	467,300	660,882	825,206
Total non-interest expense	608,290	754,696	1,159,012	713,752
Income tax (benefit) expense	(28,182)	111,339	4,932	(98,260)
Minority interest	38,281	(28,119)	37,135	(8,824)

Net loss	$(859,090)	$(1,859,519)	$(1,912,171)	$(980,650)

Year ended December 31, 2007
Total net revenue	$550,818	$904,648	$(380,303)	$843,080
Provision for loan losses	545,009	330,418	884,213	835,503
Total non-interest expense	826,555	738,837	1,091,292	898,936
Income tax expense (benefit)	70,641	64,988	(119,442)	3,603
Minority interest	19,089	24,401	24,561	25,977

Net loss	$(910,476)	$(253,996)	$(2,260,927)	$(920,939)

29.	Supplemental Financial Information

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$563,196	$339,023	$6,101,990	$(21,448)	$6,982,761
Mortgage loans held for sale	—	666,900	1,937,593	24,414	2,628,907
Trading securities	—	73,571	527,918	—	601,489
Mortgage loans held for investment, net fair value	—	3,178,157	21,591,791	(24,373)	24,745,575
Lending receivables, net	—	159,580	5,845,728	—	6,005,308
Mortgage servicing rights	—	2,435,160	412,690	—	2,847,850
Accounts receivable, net	48,760	1,584,614	1,587,197	(77,373)	3,143,198
Investments in real estate and other	—	6,328	529,691	—	536,019
Other assets	489,857	5,601,651	8,300,138	(3,922,182)	10,469,464
Investment in subsidiaries	11,315,215	(696,091)	—	(10,619,124)	—

Total assets	$12,417,028	$13,348,893	$46,834,736	$(14,640,086)	$57,960,571

LIABILITIES
Borrowings:
Borrowings from parent	$—	$5,345,597	$3,266,399	$(5,948,675)	$2,663,321
Borrowings from affiliates	—	—	7,583	—	7,583
Collateralized borrowings in securitization trusts, net fair value	—	—	3,752,457	—	3,752,457
Other borrowings	9,637,684	689,743	12,308,549	—	22,635,976

Total borrowings	9,637,684	6,035,340	19,334,988	(5,948,675)	29,059,337
Deposit liabilities	—	—	19,952,124	(90,609)	19,861,515
Other liabilities	591,991	3,478,838	4,548,269	(3,668,033)	4,951,065

Total liabilities	10,229,675	9,514,178	43,835,381	(9,707,317)	53,871,917
Minority interest	—	—	1,901,301	—	1,901,301
EQUITY
Member’s interest	7,872,794	13,133,781	6,084,694	(19,218,475)	7,872,794
Preferred membership interests	806,344	—	—	—	806,344
Accumulated deficit	(6,461,472)	(9,270,156)	(5,043,690)	14,313,846	(6,461,472)
Accumulated other comprehensive income	(30,313)	(28,910)	57,050	(28,140)	(30,313)

Total equity	2,187,353	3,834,715	1,098,054	(4,932,769)	2,187,353

Total liabilities, minority interest and equity	$12,417,028	$13,348,893	$46,834,736	$(14,640,086)	$57,960,571

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(In thousands)
ASSETS
Cash and cash equivalents	$1,894,921	$210,624	$2,342,853	$(32,485)	$4,415,913
Mortgage loans held for sale	—	2,650,115	9,384,745	(36,624)	11,998,236
Trading securities	—	689,244	1,401,446	—	2,090,690
Mortgage loans held for investment, net	—	4,903,185	36,470,445	(43,308)	41,330,322
Lending receivables, net	—	491,729	7,914,948	(182)	8,406,495
Mortgage servicing rights	—	4,565,791	137,071	—	4,702,862
Accounts receivable, net	19,595	1,924,664	1,793,111	(549,457)	3,187,913
Investments in real estate and other	—	79,852	1,549,865	—	1,629,717
Goodwill	—	—	—	—	—
Other assets	478,526	7,742,253	8,827,243	(5,390,253)	11,657,769
Investment in and loans to subsidiaries	21,186,294	385,223	—	(21,571,517)	—

Total assets	$23,579,336	$23,642,680	$69,821,727	$(27,623,826)	$89,419,917

LIABILITIES
Borrowings:
Borrowings from parent	$—	$10,024,360	$3,981,971	$(14,006,331)	$—
Collateralized borrowings in securitization trusts	—	—	16,145,741	—	16,145,741
Other borrowings	17,058,706	4,603,923	25,065,874	(544,353)	46,184,150

Total borrowings	17,058,706	14,628,283	45,193,586	(14,550,684)	62,329,891
Deposit liabilities	—	—	13,482,329	(132,485)	13,349,844
Other liabilities	490,513	3,819,507	7,371,046	(5,310,761)	6,370,305

Total liabilities	17,549,219	18,447,790	66,046,961	(19,993,930)	82,050,040
Minority interest	—	—	1,339,760	—	1,339,760
EQUITY
Common stock and paid-in capital	—	—	427,671	(427,671)	—
Member’s interest	6,624,344	7,147,771	2,686,606	(9,834,377)	6,624,344
Accumulated deficit	(694,756)	(2,053,704)	(758,838)	2,812,542	(694,756)
Accumulated other comprehensive income	100,529	100,823	79,567	(180,390)	100,529

Total equity	6,030,117	5,194,890	2,435,006	(7,629,896)	6,030,117

Total liabilities, minority interest and equity	$23,579,336	$23,642,680	$69,821,727	$(27,623,826)	$89,419,917

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenue
Interest income	$1,004,369	$526,666	$3,601,574	$(992,446)	$4,140,163
Automotive operating lease income	—	—	573,440	—	573,440

Total financing revenue	1,004,369	526,666	4,175,014	(992,446)	4,713,603
Interest expense	871,393	716,733	3,300,615	(994,357)	3,894,384
Depreciation expense on automotive operating lease income	—	—	355,628	—	355,628
Impairment of investment in automotive operating leases	—	—	166,535	—	166,535

Net financing revenue	132,976	(190,067)	352,236	1,911	297,056
Other revenue
Loss on mortgage loans, net	—	(310,155)	(1,720,279)	26,515	(2,003,919)
Servicing fees	—	1,310,530	183,433	(6,194)	1,487,769
Servicing asset valuation and hedge activities, net	—	(172,949)	(111,486)	—	(284,435)

Net servicing fees	—	1,137,581	71,947	(6,194)	1,203,334
Loss on investment securities, net	(31,871)	(235,060)	(388,849)	—	(655,780)
Real estate related revenues, net	—	(24,972)	(16,285)	—	(41,257)
Gain on extinguishment of debt	1,925,368	—	—	—	1,925,368
Loss on foreclosed real estate	—	(164,009)	(135,197)	—	(299,206)
Loss on sale of equity investments	—	(5,729)	(34,528)	—	(40,257)
Other income (loss)	988	(834,027)	377,528	(21,797)	(477,308)

Total other revenue	1,894,485	(436,371)	(1,845,663)	(1,476)	(389,025)

Total net revenue	2,027,461	(626,438)	(1,493,427)	435	(91,969)
Provision for loan losses	—	572,512	1,698,107	(15,210)	2,255,409
Non-interest expense
Compensation and benefits	—	448,315	435,724	—	884,039
Professional fees	78,444	242,752	69,060	—	390,256
Data processing and telecommunications	—	96,254	56,611	—	152,865
Advertising	—	47,417	21,955	—	69,372
Occupancy	—	47,552	56,035	—	103,587
Restructuring	—	79,880	64,667	—	144,547
Loss on foreign currency	345,199	25,865	74,887	—	445,951
Other	1,707	613,575	476,673	(46,822)	1,045,133

Total non-interest expense	425,350	1,601,610	1,255,612	(46,822)	3,235,750

Income (loss) before income taxes and minority interest	1,602,111	(2,800,560)	(4,447,146)	62,467	(5,583,128)
Income tax (benefit) expense	(2,506)	(13,181)	5,537	(21)	(10,171)

Income (loss) before minority interest	1,604,617	(2,787,379)	(4,452,683)	62,488	(5,572,957)
Minority interest	—	—	38,473	—	38,473

Income (loss) before equity in net losses of subsidiaries	1,604,617	(2,787,379)	(4,491,156)	62,488	(5,611,430)
Equity in net losses of subsidiaries	(7,216,047)	(4,307,234)	—	11,523,281	—

Net loss	$(5,611,430)	$(7,094,613)	$(4,491,156)	$11,585,769	$(5,611,430)

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenue
Interest income	$1,251,875	$1,364,991	$6,125,414	$(1,174,397)	$7,567,883
Automotive operating lease income	—	—	510,927	—	510,927

Total financing revenue	1,251,875	1,364,991	6,636,341	(1,174,397)	8,078,810
Interest expense	1,222,016	1,214,622	5,322,166	(1,197,958)	6,560,846
Depreciation expense on automotive operating lease income	—	—	307,984	—	307,984

Net financing revenue	29,859	150,369	1,006,191	23,561	1,209,980
Other revenue
(Loss) gain on mortgage loans, net	—	(536,005)	238,464	(34,190)	(331,731)
Servicing fees	—	1,747,772	50,425	(7,794)	1,790,403
Servicing asset valuation and hedge activities, net	—	(537,062)	(6,589)	—	(543,651)

Net servicing fees	—	1,210,710	43,836	(7,794)	1,246,752
Loss on investment securities, net	(770)	(362,704)	(384,356)	—	(747,830)
Real estate related revenues, net	—	6,461	211,973	—	218,434
Gain on extinguishment of debt	521,088	—	—	—	521,088
Loss on foreclosed real estate	—	(165,023)	(236,649)	—	(401,672)
Loss on sale of equity investments	—	—	(542)	—	(542)
Other (loss) income	(1,776)	64,804	232,109	(91,373)	203,764

Total other revenue	518,542	218,243	104,835	(133,357)	708,263

Total net revenue	548,401	368,612	1,111,026	(109,796)	1,918,243

Provision for loan losses	—	814,597	1,784,906	(4,360)	2,595,143

Non-interest expense
Compensation and benefits	—	688,677	535,903	—	1,224,580
Professional fees	—	188,898	65,173	—	254,071
Data processing and telecommunications	—	140,106	62,140	—	202,246
Advertising	4	82,219	38,018	—	120,241
Occupancy	—	80,734	65,548	—	146,282
Restructuring	—	119,057	7,589	—	126,646
Goodwill impairment	—	215,378	239,450	—	454,828
Loss on foreign currency	(230)	(16,488)	(383)	—	(17,101)
Other	4,718	698,220	429,996	(89,107)	1,043,827

Total non-interest expense	4,492	2,196,801	1,443,434	(89,107)	3,555,620

Income (loss) before income taxes and minority interest	543,909	(2,642,786)	(2,117,314)	(16,329)	(4,232,520)
Income tax expense	2,000	2,376	15,652	(238)	19,790

Income (loss) before minority interest	541,909	(2,645,162)	(2,132,966)	(16,091)	(4,252,310)
Minority interest	—	—	94,028	—	94,028

Income (loss) before equity in net losses of subsidiaries	541,909	(2,645,162)	(2,226,994)	(16,091)	(4,346,338)
Equity in net losses of subsidiaries	(4,888,247)	(2,440,493)	—	7,328,740	—

Net loss	$(4,346,338)	$(5,085,655)	$(2,226,994)	$7,312,649	$(4,346,338)

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenue
Interest income	$919,261	$1,503,331	$6,608,713	$(862,271)	$8,169,034
Automotive operating lease income	—	—	34,438	—	34,438

Total financing revenue	919,261	1,503,331	6,643,151	(862,271)	8,203,472
Interest expense	916,433	1,059,986	5,390,501	(906,700)	6,460,220
Depreciation expense on automotive operating lease income	—	—	19,726	—	19,726

Net financing revenue	2,828	443,345	1,232,924	44,429	1,723,526
Other revenue
(Loss) gain on mortgage loans, net	(1,283)	687,199	241,872	(37,572)	890,216
Servicing fees	—	1,598,017	(6,903)	(7,440)	1,583,674
Servicing asset valuation and hedge activities, net	—	(1,098,374)	(1,858)	—	(1,100,232)

Net servicing fees	—	499,643	(8,761)	(7,440)	483,442
Gain (loss) on investment securities, net	286	(65,288)	133,667	—	68,665
Real estate related revenues, net	—	54,179	538,861	—	593,040
Loss on foreclosed real estate	—	(8,048)	(47,996)	—	(56,044)
Gain on sale of equity investment		414,508	—		414,508
Other income	2,096	188,221	124,530	(95,333)	219,514

Total other revenue	1,099	1,770,414	982,173	(140,345)	2,613,341

Total net revenue	3,927	2,213,759	2,215,097	(95,916)	4,336,867

Provision for loan losses	—	286,903	1,049,703	(2,522)	1,334,084

Non-interest expense
Compensation and benefits	—	695,093	511,246	—	1,206,339
Professional fees	—	216,873	56,183	—	273,056
Data processing and telecommunications	—	135,916	53,236	—	189,152
Advertising	—	117,687	35,105	—	152,792
Occupancy	—	86,270	51,417	—	137,687
Loss (gain) on foreign currency	1,077	(1,841)	(336)	—	(1,100)
Other	4,176	411,326	309,001	(105,220)	619,283

Total non-interest expense	5,253	1,661,324	1,015,852	(105,220)	2,577,209

(Loss) income before income taxes and minority interest	(1,326)	265,532	149,542	11,826	425,574
Income tax (benefit) expense	(454)	(574,759)	220,849	65,191	(289,173)

(Loss) income before minority interest	(872)	840,291	(71,307)	(53,365)	714,747
Minority interest	—	—	9,654	—	9,654

(Loss) income before equity in net losses of subsidiaries	(872)	840,291	(80,961)	(53,365)	705,093
Equity in net earnings (losses) of subsidiaries	705,965	(134,326)	—	(571,639)	—

Net income (loss)	$705,093	$705,965	$(80,961)	$(625,004)	$705,093

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:	$(267,050)	$4,067,974	$4,003,239	$(54,041)	$7,750,122
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in lending receivables	—	203,734	237,748	—	441,482
Originations and purchases of mortgage loans held for investment	—	(1,582,358)	(3,620,390)	1,241,376	(3,961,372)
Proceeds from sales and repayments of mortgage loans held for investment	—	1,611,219	5,371,528	(1,247,907)	5,734,840
Sales of mortgage servicing rights	—	733,546	63,319	—	796,865
Purchase of and advances to investments in real estate and other	—	(2,484)	(817)	—	(3,301)
Proceeds from sales of and returns of investments in real estate and other	—	17,754	427,923	—	445,677
Net decrease in affiliate lending	3,179,370	—	—	(3,179,370)	—
Payment of capital contributions	—	(8,988)	—	8,988	—
Other, net	2,816	467,100	1,382,281	—	1,852,197

Net cash provided by investing activities	3,182,186	1,439,523	3,861,592	(3,176,913)	5,306,388
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in borrowings from parent	—	(1,577,255)	2,603,114	3,179,370	4,205,229
Net increase in affiliate borrowings	—	—	7,583	—	7,583
Net decrease in other short-term borrowings	—	(3,923,490)	(9,607,186)	11,651	(13,519,025)
Repayments of collateralized borrowings in securitization trusts	—	—	(2,892,132)	—	(2,892,132)
Proceeds from secured aggregation facilities, long-term	—	—	160,000	—	160,000
Repayments of secured aggregation facilities, long-term	—	—	(465,114)	—	(465,114)
Extinguishment of long-term debt	(2,060,829)	—	—	—	(2,060,829)
Proceeds from other long-term borrowings	—	—	2,993,000	—	2,993,000
Repayments of other long-term borrowings	(2,120,601)	—	(4,384,109)	—	(6,504,710)
Payments of debt issuance costs	—	—	(52,999)	—	(52,999)
Proceeds from capital contributions	—	—	33,242	(8,988)	24,254
Disposal of businesses, net	—	121,104	163,309	—	284,413
Increase in deposit liabilities	—	—	6,621,244	41,877	6,663,121

Net cash used in financing activities	(4,181,430)	(5,379,641)	(4,820,048)	3,223,910	(11,157,209)
Effect of foreign exchange rates on cash and cash equivalents	(65,431)	743	714,154	18,081	667,547

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,331,725)	128,599	3,758,937	11,037	2,566,848
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,894,921	210,424	2,343,053	(32,485)	4,415,913

CASH AND CASH EQUIVALENTS AT END OF YEAR	$563,196	$339,023	$6,101,990	$(21,448)	$6,982,761

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:

Parent contributed $2.0 billion to guarantor subsidiaries through forgiveness of borrowings from parent.

Parent contributed $3.2 billion to non-guarantor subsidiaries through forgiveness of borrowings from parent.

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$198,987	$(4,418,824)	$7,771,129	29,129	$3,580,421
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in lending receivables	—	1,999,350	3,189,150	—	5,188,500
Originations and purchases of mortgage loans held for investment	—	(2,320,121)	(6,321,099)	50,673	(8,590,547)
Proceeds from sales and repayments of mortgage loans held for investment	—	968,754	15,969,718	(6,567)	16,931,905
Sale of mortgage servicing rights	—	563,709	—	—	563,709
Purchases of and advances to investments in real estate and other	—	(6,802)	(203,990)	—	(210,792)
Proceeds from sales of and returns of investments in real estate and other	—	27,818	821,730	—	849,548
Acquisitions, net of cash acquired	—	—	103,743	—	103,743
Payment of capital contributions	(202,595)	(384,015)	—	586,610	—
Net increase in affiliate lending	(3,662,664)	—	—	3,662,664	—
Other, net	—	3,841,425	(2,720,667)	9,291	1,130,049

Net cash (used in) provided by investing activities	(3,865,259)	4,690,118	10,838,585	4,302,671	15,966,115
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in affiliate borrowings	—	1,031,100	2,631,564	(3,662,664)	—
Net decrease in other short-term borrowings	(75,000)	(6,286,360)	(6,648,116)	—	(13,009,476)
Proceeds from issuance of collateralized borrowings in securitization trusts	—	4,736,243	898,574	—	5,634,817
Repayments of collateralized borrowings in securitization trusts	—	—	(15,929,834)	—	(15,929,834)
Proceeds from secured aggregation facilities, long-term	—	—	12,358,635	—	12,358,635
Repayments of secured aggregation facilities, long-term	—	—	(17,411,381)	—	(17,411,381)
Extinguishment of long-term debt	(240,767)	—	—	—	(240,767)
Proceeds from other long-term borrowings	3,853,195	—	6,344,575	—	10,197,770
Repayments of other long-term borrowings	(1,000,000)	—	(3,951,719)	—	(4,951,719)
Payments of debt issuance costs	(12,626)	—	(30,744)	—	(43,370)
Proceeds from capital contributions	2,000,000	2,595	840,015	(586,610)	2,256,000
Disposal of businesses, net	—	—	898,794	—	898,794
Dividends paid	—	—	(2,474)	2,474	—
Decrease in deposit liabilities	—	—	3,221,405	(90,612)	3,130,793

Net cash provided by (used in) financing activities	4,524,802	(516,422)	(16,780,706)	(4,337,412)	(17,109,738)
Effect of foreign exchange rates on cash and cash equivalents	203,791	(1,143)	(242,380)	—	(39,732)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,062,321	(246,271)	1,586,628	(5,612)	2,397,066
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	832,600	456,895	756,225	(26,873)	2,018,847

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,894,921	$210,624	$2,342,853	$(32,485)	$4,415,913

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

RESIDENTIAL CAPITAL, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Consolidated
			(In thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,282,196	$(13,581,729)	$(5,517,145)	$(2,286,994)		$(20,103,672)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in lending receivables	—	(1,348,836)	148,416	—		(1,200,420)
Originations and purchases of mortgage loans held for investment	(59,438)	(9,553,024)	(7,109,349)	1,403,021		(15,318,790)
Proceeds from sales and repayments of mortgage loans held for investment	—	3,276,931	23,320,568	(1,410,856)		25,186,643
Purchase of and advances to investments in real estate and other	—	(45,757)	(1,649,345)	—		(1,695,102)
Proceeds from sales of and returns of investments in real estate and other	—	637,536	740,674	—		1,378,210
Consolidation of IB Finance Holding Company LLC	—	—	251,347	—		251,347
Acquisitions, net of cash acquired	—	—	(2,551)	—		(2,551)
Payment of capital contributions	(100,000)	(461,314)	—	561,314		—
Net increase in affiliate lending	(3,998,484)	—	—	3,998,484		—
Purchase of non-voting interests and additional capital contributions in IB Finance Holding Company LLC	(1,463,500)	—	—	1,463,500		—
Other, net	—	214,417	725,055	262		939,734

Net cash (used in) provided by investing activities	(5,621,422)	(7,280,047)	16,424,815	6,015,725		9,539,071
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in affiliate borrowings	(4,130,000)	2,259,372	691,650	(3,998,484)		(5,177,462)
Net increase in other short-term borrowings	75,000	720,965	1,932,223	2,615		2,730,803
Proceeds from issuance of collateralized borrowings in securitization trusts	—	19,247,419	70,142	—		19,317,561
Repayments of collateralized borrowings in securitization trusts	—	—	(22,605,088)	—		(22,605,088)
Proceeds from secured aggregation facilities, long-term	—	—	29,071,067	—		29,071,067
Repayments of secured aggregation facilities, long-term	—	—	(27,942,989)	—		(27,942,989)
Proceeds from other long-term borrowings	8,204,465	—	6,093,582	—		14,298,047
Repayments of other long-term borrowings	—	—	(568,430)	—		(568,430)
Payments of debt issuance costs	(46,182)	—	(63,498)	—		(109,680)
Proceeds from capital contributions	—	100,000	1,924,814	(2,024,814)		—
Dividends paid	(580,752)	(1,167,252)	(1,124,700)	2,291,952		(580,752)
Increase in deposit liabilities	—	—	1,695,271	47,607		1,742,878

Net cash provided by (used in) financing activities	3,522,531	21,160,504	(10,825,956)	(3,681,124)		10,175,955
Effect of foreign exchange rates on cash and cash equivalents	22,481	—	118,259	—		140,740

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(794,214)	298,728	199,973	47,607		(247,906)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,626,814	158,167	556,252	(74,480)		2,266,753

CASH AND CASH EQUIVALENTS AT END OF YEAR	$832,600	$456,895	$756,225	$(26,873	) $	2,018,847

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

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of August, 2009.

RESIDENTIAL CAPITAL, LLC (Registrant)

By:	/s/ Thomas F. Marano
Thomas F. Marano Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities indicated on August 25, 2009.

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

3.3	Amended and Restated Limited Liability Company Agreement of Residential Capital, LLC, dated March 31, 2008 (Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed on April 4, 2008.)

10.1*	Loan Agreement dated as of November 20, 2008 among GMAC Residential Funding of Canada, Limited and GMAC LLC

10.2*	Pledge and Security Agreement dated as of November 20, 2008 among GMAC LLC and GMAC Residential Funding of Canada, Limited

10.3*	Share Purchase Agreement between GMAC Residential Funding of Canada, Limited and GMAC LLC dated November 20, 2008

10.4*	Transition Services Agreement dated as of November 20, 2008 among Residential Capital, LLC, GMAC Residential Funding of Canada, Limited and ResMor Trust Company

10.5*	Employee Leasing Agreement dated as of November 20, 2008 among Residential Capital, LLC and ResMor Trust Company

10.6*	Assignment and Assumption dated as of November 20, 2008 among GMAC Residential Funding of Canada, Limited and GMAC LLC

10.7*	Termination Agreement dated as of November 20, 2008 among GMAC Residential Funding of Canada, Limited and ResMor Trust Company

10.8*	Loan Agreement among Passive Asset Transactions, LLC, RFC Asset Holdings II, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC, Residential Capital, LLC and GMAC LLC dated as of November 20, 2008.

10.9*	First Amendment dated as of December 22, 2008 to Loan Agreement dated as of November 20, 2008

10.10*	Second Amendment dated as of December 29, 2008 to Loan Agreement dated as of November 20, 2008

10.11*	Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC and GMAC LLC dated as of November 20, 2008

10.12*	Amendment No. 5 dated as of October 3, 2008 to the Loan and Security Agreement dated April 18, 2008

10.13*	Amendment No. 6 dated as of October 17, 2008 to the Loan and Security Agreement dated April 18, 2008

10.14*	Amendment No. 7 dated as of December 10, 2008 to the Loan and Security Agreement dated April 18, 2008

10.15*	Third Amendment Agreement dated as of November 25, 2008 to the Loan Agreement dated June 4, 2008

10.16*	Fourth Amendment Agreement dated as of December 12, 2008 to the Loan Agreement dated June 4, 2008

Exhibit No	Description

10.17*	Fifth Amendment Agreement dated as of December 31, 2008 to the Loan Agreement dated June 4, 2008

10.18*	Amendment No. 1 dated as of October 6, 2008 to the Servicing Advance Receivables Factoring Agreement dated June 17, 2008

12.1*	Computation of Ratio of Earnings to Fixed Charges.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a).

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a).

The following exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that Section. In addition Exhibit No. 32.1 shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Previously filed with the Original Filing
**	Filed herewith