Form 10-Q/A
period 2009-03-31
RESIDENTIAL CAPITAL, LLC
filed 2009-08-25
CIK 1332815

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

EXPLANATORY NOTE

Residential Capital, LLC (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (the “Original Filing”), to reflect the inclusion of an additional note to the condensed consolidated financial statements disclosing supplemental financial information for its guarantor and non-guarantor subsidiaries. See Note 26, “Supplemental Financial Information” to the condensed consolidated financial statements contained in this Form 10-Q/A.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends Item 1 of Part I of the Original Filing, to include the additional note, and no other information in the Original Filing is amended hereby. In addition, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s amended Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2009 which is being filed concurrently with the filing of this Form 10-Q/A, and any reports filed with the SEC subsequent to the date of this filing.

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

The Company has filed an Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 to reflect the inclusion of an additional note to the condensed consolidated financial statements disclosing supplemental condensed financial information for its guarantor and non-guarantor subsidiaries. See Note 26, “Supplemental Financial Information” to the condensed consolidated financial statements.

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

FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 — In April 2009, the FASB issued, FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments which amends

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

the guidance for determining and recognizing impairment on debt securities. The guidance requires entities to bifurcate the components of other-than-temporary impairment between credit and liquidity when there is a more than likely chance that the entity will not sell or be required to sell the security before recoverability. In cases where this criterion is met, an entity recognizes the credit component in earnings and the liquidity component in other comprehensive income. The FSP is effective for periods ending after June 15, 2009 with early adoption permitted. If an entity chooses to elect early adoption, the entity must also early adopt FSP FAS 157-4, Determining Whether a Market is Not Active and a Transaction is Not Distressed. The Company has not elected to early adopt this FSP. Management is still assessing the impact of adoption.

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

26.	Supplemental Financial Information

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

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$1,195,515	$170,014	$340,970	$—	$1,706,499
Mortgage loans held for sale	—	836,655	579,255	(2)	1,415,908
Trading securities	—	66,567	443,718	—	510,285
Mortgage loans held for investment, net fair value	—	3,582,807	5,976,189	(9,300)	9,549,696
Lending receivables, net	—	135,745	1,207,151	—	1,342,896
Mortgage servicing rights	—	2,159,085	—	—	2,159,085
Accounts receivable, net	272	1,202,125	1,362,144	(67,197)	2,497,344
Investments in real estate and other	—	2,537	463,114	—	465,651
Other assets	365,135	5,448,877	1,439,589	(3,803,539)	3,450,062
Investment in subsidiaries	8,174,643	(756,609)	—	(7,418,034)	—

Total assets	$9,735,565	$12,847,803	$11,812,130	$(11,298,072)	$23,097,426

LIABILITIES
Borrowings:
Borrowings from parent	$—	$4,829,939	$2,922,968	$(5,342,982)	$2,409,925
Collateralized borrowings in securitization trusts, net fair value	—	—	3,414,706	—	3,414,706
Other borrowings	8,028,919	981,154	2,361,322	—	11,371,395

Total borrowings	8,028,919	5,811,093	8,698,996	(5,342,982)	17,196,026
Other liabilities	656,646	3,843,141	3,912,069	(3,560,456)	4,851,400

Total liabilities	8,685,565	9,654,234	12,611,065	(8,903,438)	22,047,426

EQUITY
Residential Capital, LLC equity:
Member’s interest	7,540,236	13,353,145	4,600,290	(17,953,435)	7,540,236
Accumulated deficit	(6,461,243)	(10,130,583)	(5,436,524)	15,567,107	(6,461,243)
Accumulated other comprehensive income	(28,993)	(28,993)	37,299	(8,306)	(28,993)

Total Residential Capital, LLC equity	1,050,000	3,193,569	(798,935)	(2,394,634)	1,050,000

Total liabilities and equity	$9,735,565	$12,847,803	$11,812,130	$(11,298,072)	$23,097,426

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenue
Interest income	$113,947	$59,708	$264,803	$(122,039)	$316,419
Interest expense	111,241	73,089	246,131	(121,795)	308,666

Net financing revenue	2,706	(13,381)	18,672	(244)	7,753
Other revenue
Gain on mortgage loans, net	—	188,097	1,367	(84)	189,380
Servicing fees	—	294,589	9,243	245	304,077
Servicing asset valuation and hedge activities, net	—	(313,906)	(8,177)	—	(322,083)

Net servicing fees	—	(19,317)	1,066	245	(18,006)
Gain (loss) on investment securities, net	29	(6,516)	(5,713)	—	(12,200)
Real estate related revenues, net	—	(2,701)	(31,336)	—	(34,037)
Gain on extinguishment of debt	900,324	—	—	—	900,324
Loss on foreclosed real estate	—	(15,986)	(28,200)	—	(44,186)
Other income (loss)	321	(146,344)	138,470	(466)	(8,019)

Total other revenue	900,674	(2,767)	75,654	(305)	973,256

Total net revenue	903,380	(16,148)	94,326	(549)	981,009
Provision for loan losses	—	137,474	236,572	—	374,046
Non-interest expense
Compensation and benefits	—	66,550	12,127	—	78,677
Professional fees	689	18,869	6,100	—	25,658
Data processing and telecommunications	—	29,602	3,081	—	32,683
Advertising	—	1,869	134	—	2,003
Occupancy	—	8,702	2,931	—	11,633
Other	80	310,928	108,961	(1,438)	418,531

Total non-interest expense	769	436,520	133,334	(1,438)	569,185

Income (loss) from continuing operations before income taxes	902,611	(590,142)	(275,580)	889	37,778
Income tax expense (benefit)	1,629	(883)	(19,417)	—	(18,671)

Income (loss) from continuing operations before equity in net losses of subsidiaries	900,982	(589,259)	(256,163)	889	56,449
Equity in net losses of subsidiaries	(900,753)	(255,274)	—	1,156,027	—

Net income (loss) from continuing operations	229	(844,533)	(256,163)	1,156,916	56,449

Discontinued Operations:
Loss from discontinued operations before income taxes and noncontrolling interest	—	—	(85,592)	—	(85,592)
Income tax benefit	—	—	(32,802)	—	(32,802)

Loss from discontinued operations	—	—	(52,790)	—	(52,790)

Net income (loss)	229	(844,533)	(308,953)	1,156,916	3,659
Less: Net income from discontinued operations attributable to the noncontrolling interest	—	—	3,430	—	3,430

Net income (loss) attributable to Residential Capital, LLC	$229	$(844,533)	$(312,383)	$1,156,916	$229

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended March 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenue
Interest income	$322,263	$180,392	$641,726	$(313,965)	$830,416
Interest expense	329,076	237,434	642,545	(313,330)	895,725

Net financing revenue	(6,813)	(57,042)	(819)	(635)	(65,309)
Other revenue
Loss on mortgage loans, net	—	(99,234)	(688,590)	20,585	(767,239)
Servicing fees	—	362,114	20,953	(2,277)	380,790
Servicing asset valuation and hedge activities, net	—	426,789	(5,348)	—	421,441

Net servicing fees	—	788,903	15,605	(2,277)	802,231
Loss on investment securities, net	(29,749)	(120,042)	(294,029)	—	(443,820)
Real estate related revenues, net	—	(11,403)	(16,541)	—	(27,944)
Gain on extinguishment of debt	479,544	—	—	—	479,544
Loss on foreclosed real estate	—	(58,982)	(24,163)	—	(83,145)
Other (loss) income	(981)	9,094	(27,925)	(7,702)	(27,514)

Total other revenue	448,814	508,336	(1,035,643)	10,606	(67,887)

Total net revenue	442,001	451,294	(1,036,462)	9,971	(133,196)
Provision for loan losses	—	181,225	63,995	—	245,220
Non-interest expense
Compensation and benefits	—	138,170	105,323	—	243,493
Professional fees	—	49,951	8,486	—	58,437
Data processing and telecommunications	—	25,036	13,512	—	38,548
Advertising	—	12,402	4,478	—	16,880
Occupancy	—	13,097	13,538	—	26,635
Other	(7,068)	109,516	85,663	(9,289)	178,822

Total non-interest expense	(7,068)	348,172	231,000	(9,289)	562,815

Income (loss) from continuing operations before income taxes	449,069	(78,103)	(1,331,457)	19,260	(941,231)
Income tax benefit	(2,000)	(3,710)	(48,396)	—	(54,106)

Income (loss) from continuing operations before equity in net losses of subsidiaries	451,069	(74,393)	(1,283,061)	19,260	(887,125)
Equity in net losses of subsidiaries	(1,310,159)	(1,263,801)	—	2,573,960	—

Net loss from continuing operations	(859,090)	(1,338,194)	(1,283,061)	2,593,220	(887,125)

Discontinued Operations:
Income from discontinued operations before income taxes and noncontrolling interest	—	—	92,240	—	92,240
Income tax expense	—	—	25,924	—	25,924

Income from discontinued operations	—	—	66,316	—	66,316

Net loss	(859,090)	(1,338,194)	(1,216,745)	2,593,220	(820,809)
Less: Net income from discontinued operations attributable to the noncontrolling interest	—	—	38,281	—	38,281

Net loss attributable to Residential Capital, LLC	$(859,090)	$(1,338,194)	$(1,255,026)	$2,593,220	$(859,090)

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$239,889	$2,942	$(180,009)	$(34,841)	$27,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in lending receivables	—	15,942	(387,453)	—	(371,511)
Originations and purchases of mortgage loans held for investment	—	(150,145)	(80,956)	7,009	(224,092)
Proceeds from sales and repayments of mortgage loans held for investment	—	71,124	461,459	(22,392)	510,191
Purchase of and advances to investments in real estate and other	—	—	(4,100)	—	(4,100)
Proceeds from sales of and returns of investments in real estate and other	—	1,094	41,440	—	42,534
Net decrease in affiliate lending	453,543	—	—	(453,543)	—
Other, net	(23,731)	115,354	334,596	—	426,219

Net cash provided by investing activities	429,812	53,369	364,986	(468,926)	379,241

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in borrowings from parent	—	(515,658)	(124,001)	453,543	(186,116)
Net decrease in affiliate borrowings	—	—	(7,583)	—	(7,583)
Net decrease in other short-term borrowings	—	(145,662)	(579,533)	—	(725,195)
Repayments of collateralized borrowings in securitization trusts	—	—	(348,822)	—	(348,822)
Proceeds from other long-term borrowings	—	711,000	—	—	711,000
Repayments of other long-term borrowings	—	(275,000)	(12,404)	—	(287,404)
Payments of debt issuance costs	—	—	(6,936)	—	(6,936)
Capital contributions to noncontrolling interest entity	—	—	150,000	—	150,000
Increase in deposit liabilities	—	—	1,538,649	90,609	1,629,258

Net cash (used in) provided by financing activities	—	(225,320)	609,370	544,152	928,202

Cash and cash equivalents of GMAC Bank and ResMor Trust upon sale	—	—	(6,659,388)	(18,951)	(6,678,339)
Effect of foreign exchange rates on cash and cash equivalents	(37,382)	—	104,021	14	66,653

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	632,319	(169,009)	(5,761,020)	21,448	(5,276,262)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	563,196	339,023	6,101,990	(21,448)	6,982,761

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,195,515	$170,014	$340,970	$—	$1,706,499

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:

Parent contributed $214.7 million to non-guarantor subsidiaries through forgiveness of borrowings from parent.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$264,166	$1,483,248	$(644,992)	$23,442	$1,125,864

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in lending receivables	—	(64,541)	(351,581)	(182)	(416,304)
Originations and purchases of mortgage loans held for investment	—	(537,193)	(1,549,955)	444,840	(1,642,308)
Proceeds from sales and repayments of mortgage loans held for investment	—	434,846	1,749,471	(446,596)	1,737,721
Sales of mortgage servicing rights	—	4,138	169,974	—	174,112
Purchases of and advances to investments in real estate and other	—	(6,484)	(5,836)	—	(12,320)
Proceeds from sales of and returns of investments in real estate and other	—	445	112,438	—	112,883
Payment of capital contribution	—	(3,799)	—	3,799	—
Net increase in affiliate lending	(1,271,557)	—	—	1,271,557	—
Other, net	8,890	194,827	(47,035)	—	156,682

Net cash (used in) provided by investing activities	(1,262,667)	22,239	77,476	1,273,418	110,466

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in borrowings from parent	—	172,986	1,753,571	(1,271,557)	655,000
Net decrease in other short-term borrowings	—	(1,683,119)	(1,592,275)	153	(3,275,241)
Repayments of collateralized borrowings in securitization trusts	—	—	(994,499)	—	(994,499)
Proceeds from secured aggregation facilities, long-term	—	—	160,000	—	160,000
Repayments of secured aggregation facilities, long-term	—	—	(465,114)	—	(465,114)
Proceeds from other long-term borrowings	—	—	1,325,000	—	1,325,000
Repayments of other long-term borrowings	—	—	(1,342,106)	—	(1,342,106)
Payments of debt issuance costs	(415)	—	(9,205)	—	(9,620)
Proceeds from capital contribution	—	—	3,799	(3,799)	—
Increase in deposit liabilities	—	—	2,602,506	1,613	2,604,119

Net cash (used in) provided by financing activities	(415)	(1,510,133)	1,441,677	(1,273,590)	(1,342,461)
Effect of foreign exchange rates on cash and cash equivalents	97,109	—	(227,284)	(24,883)	(155,058)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(901,807)	(4,646)	646,877	(1,613)	(261,189)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,894,921	210,624	2,342,853	(32,485)	4,415,913

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$993,114	$205,978	$2,989,730	$(34,098)	$4,154,724

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:

Parent contributed $2.0 billion to guarantor subsidiaries through forgiveness of affiliate borrowings.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Residential Capital, LLC (Registrant)

/s/ James N. Young
James N. Young Chief Financial Officer

/s/ Catherine M. Dondzila
Catherine M. Dondzila Chief Accounting Officer and Controller

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Conformed copy of the Amended and Restated Limited Liability Company Agreement of Residential Capital, LLC dated March 31, 2008, incorporating First Amendment to the Amended and Restated Limited Liability Company Agreement of Residential Capital, LLC dated March 31, 2009.

10.1*	Second Amendment Agreement to First Priority Pledge and Security Agreement and Irrevocable Proxy among Residential Funding Company, LLC, GMAC Mortgage, LLC, Residential Capital, LLC and certain other affiliates thereof, as Grantors, Wells Fargo Bank, N.A., as First Priority Collateral Agent, and GMAC LLC, as Lender and Lender Agent, dated January 14, 2009.

10.2*	Third Amendment Agreement to First Priority Pledge and Security Agreement and Irrevocable Proxy among Residential Funding Company, LLC, GMAC Mortgage, LLC, Residential Capital, LLC and certain other affiliates thereof, as Grantors, Wells Fargo Bank, N.A., as First Priority Collateral Agent, and GMAC LLC, as Lender and Lender Agent, dated January 30, 2009.

10.3*	Membership Interest Purchase Agreement between Residential Capital, LLC and GMAC LLC, dated January 30, 2009. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on February 3, 2009.)

10.4*	Second Amended and Restated Limited Liability Company Agreement of IB Finance Holding Company, LLC, dated January 30, 2009. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on February 3, 2009.)

10.5*	Assignment and Assumption of Limited Liability Company Interests between Residential Capital, LLC and GMAC LLC, dated January 30, 2009.

10.6*	Certificate of Forgiveness of Indebtedness of Residential Capital, LLC by GMAC LLC, dated January 30, 2009

10.7*	Third Amendment to Loan Agreement among Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, as Borrowers, Residential Funding Company, LLC, GMAC Mortgage, LLC and Residential Capital, LLC, as Guarantors, and GMAC LLC as Initial Lender and Lender Agent, dated January 30, 2009. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed February 3, 2009.)

10.8*	ISDA 2002 Master Agreement, Schedule thereto and Credit Support Annex to the Schedule between Residential Capital, LLC and GMAC Investment Management LLC, dated March 18, 2009.

10.9*	ISDA 2002 Master Agreement, Schedule thereto and Credit Support Annex to the Schedule between Residential Funding Company, LLC and GMAC Investment Management LLC, dated March 18, 2009.

10.10*	ISDA 2002 Master Agreement, Schedule thereto and Credit Support Annex to the Schedule between GMAC Mortgage, LLC and GMAC Investment Management LLC, dated March 18, 2009.

10.11*	Master Securities Forward Transaction Agreement and Annexes thereto between GMAC Mortgage, LLC and GMAC Investment Management LLC, dated March 18, 2009.

10.12*	Guarantee and Master Netting Agreement among GMAC LLC, GMAC Investment Management LLC, GMAC Mortgage, LLC, Residential Funding Company, LLC, Residential Capital, LLC, Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, dated March 18, 2009.

10.13*	Omnibus Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, Residential Capital, LLC, Residential Funding Company, LLC and GMAC Mortgage, LLC, as Grantors, GMAC Investment Management LLC, as Secured Party, and GMAC LLC, as Omnibus Agent, Lender Agent under Loan Agreement, Lender under the MSR Loan Agreement and as a Secured Party, dated March 18, 2009.

Exhibit No.	Description
10.14*	Fourth Amendment to Loan Agreement among Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, as Borrowers, Residential Funding Company, LLC, GMAC Mortgage, LLC and Residential Capital, LLC, as Guarantors, and GMAC LLC as Initial Lender and Lender Agent, dated March 18, 2009.

10.15*	First Amendment Agreement to Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, Residential Funding Company, LLC, GMAC Mortgage, LLC and Residential Capital, LLC, as Grantors, and GMAC LLC, as Lender Agent, dated March 18, 2009.

10.16*	Amendment No. 8 to the Loan and Security Agreement among Residential Funding Company, LLC and GMAC Mortgage, LLC, as Borrowers, Residential Capital, LLC, as Guarantor, and GMAC LLC, as Lender, dated March 18, 2009.

10.17*	Fifth Amendment to Loan Agreement among Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, as Borrowers, Residential Funding Company, LLC, GMAC Mortgage, LLC and Residential Capital, LLC, as Guarantors, and GMAC LLC as Initial Lender and Lender Agent, dated March 31, 2009.

10.18*	Sixth Amendment Agreement to Loan Agreement among Residential Funding Company, LLC and GMAC Mortgage, LLC, as Borrowers, Residential Capital, LLC and certain other affiliates of the Borrowers, as Guarantor and Obligor, and GMAC LLC, as Initial Lender and Lender Agent, dated March 31, 2009.

10.19*	Membership Interest and Share Purchase Agreement among Residential Funding Company, LLC, as Seller, and GMAC LLC, as Purchaser, dated March 31, 2009.

10.20*	Administrative Services and Facilities Agreement among GMAC Mortgage, LLC and GMAC Bank f/k/a GMAC Automotive Bank dated November 22, 2006.

10.21*	First Addendum to Administrative Services Agreement among GMAC Mortgage, LLC and GMAC Bank dated June 1, 2007.

10.22*	Second Addendum to Administrative Services Agreement among GMAC Mortgage, LLC and GMAC Bank dated August 1, 2007.

10.23*	Third Addendum to Administrative Services Agreement among GMAC Mortgage, LLC and GMAC Bank dated December 19, 2008.

10.24*	ISDA 1992 Master Agreement between GMAC Mortgage, LLC and GMAC Bank dated June 12, 2007 and Schedules thereto.

10.25*	Client Contract among Residential Funding Company, GMAC Bank and GMAC Mortgage, LLC dated March 1, 2008.

10.26*	Amendment to Client Contract among GMAC Bank and GMAC Mortgage, LLC dated July 1, 2008.

10.27*	Master Mortgage Loan Purchase and Sale Agreement among GMAC Bank, as Seller, and GMAC Mortgage, LLC, as Purchaser, Amended and Restated as of July 1, 2008.

10.28*	Broker Agreement among GMAC Bank, GMAC Mortgage, LLC and Ditech, LLC dated November 20, 2008.

10.29*	Servicing Agreement among GMAC Mortgage Corporation and GMAC Bank dated August 21, 2001.

10.30*	Addendum to Servicing Agreement among GMAC Mortgage Corporation and GMAC Bank dated July 1, 2004.

Exhibit No.	Description
10.31*	Second Addendum to Servicing Agreement among GMAC Mortgage Corporation and GMAC Bank dated April 1, 2005.

10.32*	Third Addendum to Servicing Agreement among GMAC Mortgage, LLC and GMAC Bank dated June 1, 2007.

10.33*	Fourth Addendum to Servicing Agreement among GMAC Mortgage, LLC and GMAC Bank dated September 1, 2007.

12.1*	Computation of ratio of earnings to fixed charges

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/a5d-14/(a)

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/a5d-14/(a)

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