Form 10-Q/A
period 2009-06-30
RESIDENTIAL CAPITAL, LLC
filed 2009-08-25
CIK 1332815

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

EXPLANATORY NOTE

Residential Capital, LLC (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (the “Original Filing”), to reflect the inclusion of an additional note to the condensed consolidated financial statements disclosing supplemental financial information for its guarantor and non-guarantor subsidiaries. See Note 28, “Supplemental Financial Information” to the condensed consolidated financial statements contained in this Form 10-Q/A.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends Item 1 of Part I of the Original Filing, to include the additional note, and no other information in the Original Filing is amended hereby. Also, in Note 27, “Subsequent Events”, we have indicated that subsequent events have been evaluated through the date of this Form 10-Q/A filing (August 25, 2009). In addition, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s Current Report on Form 8-K filings, and any reports filed with the SEC subsequent to the date of this filing.

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

The Company has filed an Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 to reflect the inclusion of an additional note to the condensed consolidated financial statements disclosing supplemental condensed financial information for its guarantor and non-guarantor subsidiaries. See Note 28, “Supplemental Financial Information” to the condensed consolidated financial statements.

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

Statement of Financial Accounting Standards No. 166 — In June of 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets- An Amendment to Statement No. 140 (“SFAS No. 166”), to simplify guidance for transfers of financial assets in SFAS No. 140. The guidance removes the concept of a qualified special purpose entity (“QSPE”), which will result in securitization and other asset-backed financing vehicles, to be evaluated for consolidation under SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 166 also expands legal isolation analysis, limits when a portion of a financial asset can be derecognized, and clarifies that an entity must consider all arrangements or agreements made contemporaneously with, or in contemplation of, a transfer when applying the derecognition criteria. SFAS

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

No. 166 is effective for first annual reporting periods beginning after November 15, 2009, and is to be applied prospectively. The elimination of the QSPE concept will require the Company to retrospectively assess all current off-balance sheet QSPE structures for consolidation under SFAS No. 167 and record a cumulative effect adjustment to retained earnings for any revised consolidation decisions. Retrospective application of this standard, specifically the QSPE removal, is being assessed as part of SFAS No. 167, noted below.

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

In the original Form 10-Q filing, events subsequent to June 30, 2009 were evaluated through August 7, 2009, the date on which financial statements were issued. In this amendment on Form 10-Q/A, subsequent events through the filing date of August 25, 2009 were evaluated.

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

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$635,120	$269,922	$283,680	$—	$1,188,722
Mortgage loans held for sale	—	1,206,664	458,940	(2)	1,665,602
Certificated trading securities	—	56,679	99,371	—	156,050
Mortgage loans held for investment, net fair value	—	3,500,788	5,600,432	(8,009)	9,093,211
Lending receivables, net	—	103,276	809,565	—	912,841
Mortgage servicing rights	—	2,751,996	—	—	2,751,996
Accounts receivable, net	4,581	1,122,235	1,351,349	(60,791)	2,417,374
Investments in real estate and other	—	—	207,940	—	207,940
Other assets	353,594	5,354,557	2,092,801	(4,197,614)	3,603,338
Investment in subsidiaries	6,809,881	(1,357,746)	—	(5,452,135)	—

Total assets	$7,803,176	$13,008,371	$10,904,078	$(9,718,551)	$21,997,074

LIABILITIES
Borrowings:
Borrowings from parent	$—	$4,774,831	$3,694,134	$(5,537,796)	$2,931,169
Collateralized borrowings in securitization trusts, net fair value	—	—	3,640,532	—	3,640,532
Other borrowings	5,973,906	1,096,135	1,977,474	—	9,047,515

Total borrowings	5,973,906	5,870,966	9,312,140	(5,537,796)	15,619,216
Other liabilities	779,270	5,016,297	2,963,075	(3,430,784)	5,327,858

Total liabilities	6,753,176	10,887,263	12,275,215	(8,968,580)	20,947,074

EQUITY
Residential Capital, LLC equity:
Member’s interest	8,438,844	13,970,621	5,030,942	(19,001,563)	8,438,844
Accumulated deficit	(7,302,388)	(11,763,057)	(6,386,314)	18,149,371	(7,302,388)
Accumulated other comprehensive income	(86,456)	(86,456)	(15,765)	102,221	(86,456)

Total Residential Capital, LLC equity	1,050,000	2,121,108	(1,371,137)	(749,971)	1,050,000

Total liabilities and equity	$7,803,176	$13,008,371	$10,904,078	$(9,718,551)	$21,997,074

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenue
Interest income	$119,493	$54,888	$250,219	$(133,594)	$291,006
Interest expense	91,718	103,938	219,757	(133,372)	282,041

Net financing revenue	27,775	(49,050)	30,462	(222)	8,965
Other revenue
Gain (loss) on mortgage loans, net	—	79,969	(568,888)	1,505	(487,414)
Servicing fees	—	287,266	14,138	222	301,626
Servicing asset valuation and hedge activities, net	—	(119,576)	(14,725)	—	(134,301)

Net servicing fees	—	167,690	(587)	222	167,325
(Loss) gain on investment securities, net	—	(49,725)	915	—	(48,810)
Real estate related revenues, net	—	(2,637)	(221,484)	—	(224,121)
Gain on extinguishment of debt	816,904	—	—	—	816,904
Loss on foreclosed real estate	—	(7,330)	(27,584)	—	(34,914)
Other revenue, net	264	(237,417)	214,978	(731)	(22,906)

Total other revenue	817,168	(49,450)	(602,650)	996	166,064

Total net revenue	844,943	(98,500)	(572,188)	774	175,029
Provision for loan losses	—	203,831	298,825	—	502,656
Non-interest expense
Compensation and benefits	—	84,958	11,149	—	96,107
Professional fees	3,231	25,503	8,962	—	37,696
Data processing and telecommunications	—	32,399	4,508	—	36,907
Advertising	—	4,998	121	—	5,119
Occupancy	—	5,009	3,657	—	8,666
Other	50,782	312,725	(32,538)	(898)	330,071

Total non-interest expense	54,013	465,592	(4,141)	(898)	514,566

Income (loss) before income taxes	790,930	(767,923)	(866,872)	1,672	(842,193)
Income tax (benefit) expense	(399)	1,576	(2,225)	—	(1,048)

Income (loss) before equity in net losses of subsidiaries	791,329	(769,499)	(864,647)	1,672	(841,145)
Equity in net losses of subsidiaries	(1,632,474)	(862,975)	—	2,495,449	—

Net loss attributable to Residential Capital, LLC	$(841,145)	$(1,632,474)	$(864,647)	$2,497,121	$(841,145)

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three Months Ended June 30, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenue
Interest income	$288,771	$377,793	$369,885	$(286,891)	$749,558
Interest expense	267,718	367,053	347,262	(287,568)	694,465

Net financing revenue	21,053	10,740	22,623	677	55,093
Other revenue
Loss on mortgage loans, net	—	(224,786)	(857,866)	8,212	(1,074,440)
Servicing fees	—	349,146	17,588	220	366,954
Servicing asset valuation and hedge activities, net	—	(164,568)	(618)	—	(165,186)

Net servicing fees	—	184,578	16,970	220	201,768
Loss on investment securities, net	(2,458)	(56,643)	(24,561)	—	(83,662)
Real estate related revenues, net	—	(70)	18,726	—	18,656
Gain on extinguishment of debt	647,075	—	—	—	647,075
Loss on foreclosed real estate	—	(38,619)	(32,743)	—	(71,362)
Other revenue, net	827	(421,419)	82,285	(16,165)	(354,472)

Total other revenue	645,444	(556,959)	(797,189)	(7,733)	(716,437)

Total net revenue	666,497	(546,219)	(774,566)	(7,056)	(661,344)
Provision for loan losses	—	97,884	263,389	—	361,273
Non-interest expense
Compensation and benefits	—	115,412	119,804	—	235,216
Professional fees	73,963	68,802	18,913	—	161,678
Data processing and telecommunications	—	23,860	14,656	—	38,516
Advertising	—	11,416	4,639	—	16,055
Occupancy	—	11,860	15,747	—	27,607
Other	(38,556)	176,146	109,449	(27,396)	219,643

Total non-interest expense	35,407	407,496	283,208	(27,396)	698,715

Income (loss) from continuing operations before income taxes	631,090	(1,051,599)	(1,321,163)	20,340	(1,721,332)
Income tax (benefit) expense	(9,945)	3,193	143,191	(31)	136,408

Income (loss) from continuing operations before equity in net losses of subsidiaries	641,035	(1,054,792)	(1,464,354)	20,371	(1,857,740)
Equity in net losses of subsidiaries	(2,500,554)	(1,443,982)	—	3,944,536	—

Net loss from continuing operations	(1,859,519)	(2,498,774)	(1,464,354)	3,964,907	(1,857,740)
Discontinued Operations:
Loss from discontinued operations before income taxes	—	—	(54,967)	—	(54,967)
Income tax benefit	—	—	(25,069)	—	(25,069)

Loss from discontinued operations	—	—	(29,898)	—	(29,898)

Net loss	(1,859,519)	(2,498,774)	(1,494,252)	3,964,907	(1,887,638)
Less: Net loss from discontinued operations attributable to the noncontrolling interest	—	—	(28,119)	—	(28,119)

Net loss attributable to Residential Capital, LLC	$(1,859,519)	$(2,498,774)	$(1,466,133)	$3,964,907	$(1,859,519)

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenue
Interest income	$233,440	$114,596	$515,022	$(255,633)	$607,425
Interest expense	202,959	177,027	465,888	(255,167)	590,707

Net financing revenue	30,481	(62,431)	49,134	(466)	16,718
Other revenue
Gain (loss) on mortgage loans, net	—	268,066	(567,521)	1,421	(298,034)
Servicing fees	—	581,855	23,381	467	605,703
Servicing asset valuation and hedge activities, net	—	(433,482)	(22,902)	—	(456,384)

Net servicing fees	—	148,373	479	467	149,319
Gain (loss) on investment securities, net	29	(56,241)	(8,263)	—	(64,475)
Real estate related revenues, net	—	(5,338)	(252,820)	—	(258,158)
Gain on extinguishment of debt	1,717,228	—	—	—	1,717,228
Loss on foreclosed real estate	—	(23,316)	(55,784)	—	(79,100)
Other revenue, net	585	(383,761)	356,913	(1,197)	(27,460)

Total other revenue	1,717,842	(52,217)	(526,996)	691	1,139,320

Total net revenue	1,748,323	(114,648)	(477,862)	225	1,156,038
Provision for loan losses	—	341,305	535,397	—	876,702
Non-interest expense
Compensation and benefits	—	151,508	23,276	—	174,784
Professional fees	3,920	44,372	15,062	—	63,354
Data processing and telecommunications	—	62,001	7,589	—	69,590
Advertising	—	6,867	255	—	7,122
Occupancy	—	13,711	6,588	—	20,299
Other	50,862	623,653	76,423	(2,336)	748,602

Total non-interest expense	54,782	902,112	129,193	(2,336)	1,083,751

Income (loss) from continuing operations before income taxes	1,693,541	(1,358,065)	(1,142,452)	2,561	(804,415)
Income tax expense (benefit)	1,230	693	(21,642)	—	(19,719)

Income (loss) from continuing operations before equity in net losses of subsidiaries	1,692,311	(1,358,758)	(1,120,810)	2,561	(784,696)
Equity in net losses of subsidiaries	(2,533,227)	(1,118,249)	—	3,651,476	—

Net loss from continuing operations	(840,916)	(2,477,007)	(1,120,810)	3,654,037	(784,696)
Discontinued Operations:
Loss from discontinued operations before income taxes	—	—	(85,592)	—	(85,592)
Income tax benefit	—	—	(32,802)	—	(32,802)

Loss from discontinued operations	—	—	(52,790)	—	(52,790)

Net loss	(840,916)	(2,477,007)	(1,173,600)	3,654,037	(837,486)
Less: Net income from discontinued operations attributable to the noncontrolling interest	—	—	3,430	—	3,430

Net loss attributable to Residential Capital, LLC	$(840,916)	$(2,477,007)	$(1,177,030)	$3,654,037	$(840,916)

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six Months Ended June 30, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
Revenue
Interest income	$611,034	$558,185	$1,011,611	$(600,856)	$1,579,974
Interest expense	596,794	604,487	989,807	(600,898)	1,590,190

Net financing revenue	14,240	(46,302)	21,804	42	(10,216)
Other revenue
Loss on mortgage loans, net	—	(324,020)	(1,546,456)	28,797	(1,841,679)
Servicing fees	—	711,260	38,541	(2,057)	747,744
Servicing asset valuation and hedge activities, net	—	262,221	(5,966)	—	256,255

Net servicing fees	—	973,481	32,575	(2,057)	1,003,999
Loss on investment securities, net	(32,207)	(176,685)	(191,163)	—	(400,055)
Real estate related revenues, net	—	(11,473)	2,185	—	(9,288)
Gain on extinguishment of debt	1,126,619	—	—	—	1,126,619
Loss on foreclosed real estate	—	(97,601)	(56,906)	—	(154,507)
Other revenue, net	(154)	(412,325)	(73,067)	(23,867)	(509,413)

Total other revenue	1,094,258	(48,623)	(1,832,832)	2,873	(784,324)

Total net revenue	1,108,498	(94,925)	(1,811,028)	2,915	(794,540)
Provision for loan losses	—	279,109	327,384	—	606,493
Non-interest expense
Compensation and benefits	—	253,582	225,127	—	478,709
Professional fees	73,963	118,753	27,399	—	220,115
Data processing and telecommunications	—	48,896	28,168	—	77,064
Advertising	—	23,818	9,117	—	32,935
Occupancy	—	24,957	29,285	—	54,242
Other	(45,624)	285,662	195,112	(36,685)	398,465

Total non-interest expense	28,339	755,668	514,208	(36,685)	1,261,530

Income (loss) from continuing operations before income taxes	1,080,159	(1,129,702)	(2,652,620)	39,600	(2,662,563)
Income tax (benefit) expense	(11,945)	(517)	94,795	(31)	82,302

Income (loss) from continuing operations before equity in net losses of subsidiaries	1,092,104	(1,129,185)	(2,747,415)	39,631	(2,744,865)
Equity in net losses of subsidiaries	(3,810,713)	(2,707,783)	—	6,518,496	—

Net loss from continuing operations	(2,718,609)	(3,836,968)	(2,747,415)	6,558,127	(2,744,865)
Discontinued Operations:
Income from discontinued operations before income taxes	—	—	37,273	—	37,273
Income tax expense	—	—	855	—	855

Income from discontinued operations	—	—	36,418	—	36,418

Net loss	(2,718,609)	(3,836,968)	(2,710,997)	6,558,127	(2,708,447)
Less: Net income from discontinued operations attributable to the noncontrolling interest	—	—	10,162	—	10,162

Net loss attributable to Residential Capital, LLC	$(2,718,609)	$(3,836,968)	$(2,721,159)	$6,558,127	$(2,718,609)

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2009

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Dollars in thousands)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$422,103	$(46,419)	$(748,672)	$(76,508)	$(449,496)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in lending receivables	—	34,699	(263,647)	—	(228,948)
Originations and purchases of mortgage loans held for investment	—	(354,120)	(77,532)	(7,009)	(438,661)
Proceeds from sales and repayments of mortgage loans held for investment	—	163,739	791,260	(22,392)	932,607
Sales of mortgage servicing rights	—	—	19,337	—	19,337
Purchase of and advances to investments in real estate and other	—	—	(4,364)	—	(4,364)
Proceeds from sales of and returns of investments in real estate and other	—	1,414	59,646	—	61,060
Proceeds from sales of repossessed, foreclosed and owned real estate	—	127,113	389,707	—	516,820
Net decrease in affiliate lending	127,732	—	—	(127,732)	—
Other, net	(81,661)	175,061	22,454	4	115,858

Net cash provided by investing activities	46,071	147,906	936,861	(157,129)	973,709
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in borrowings from parent	—	(570,766)	828,161	127,732	385,127
Net decrease in affiliate borrowings	—	—	(7,583)	—	(7,583)
Net decrease in other short-term borrowings	—	(230,661)	(1,039,024)	—	(1,269,685)
Proceeds from issuance of collateralized borrowings in securitization trusts	—	—	229,933	—	229,933
Repayments of collateralized borrowings in securitization trusts	—	—	(765,211)	—	(765,211)
Proceeds from other long-term borrowings	—	1,232,000	—	—	1,232,000
Repayments of other long-term borrowings	(365,428)	(597,000)	(34,915)	—	(997,343)
Payments of debt issuance costs	—	—	(25,190)	—	(25,190)
Capital contributions to noncontrolling interest entity	—	—	150,494	—	150,494
Increase in deposit liabilities	—	—	1,538,649	90,609	1,629,258
Proceeds from disposal of businesses, net	—	—	23,759	—	23,759

Net cash (used in) provided by financing activities	(365,428)	(166,427)	899,073	218,341	585,559

Cash and cash equivalents of Ally Bank and ResMor Trust upon sale	—	—	(6,659,388)	(18,951)	(6,678,339)
Effect of foreign exchange rates on cash and cash equivalents	(30,822)	(4,161)	(246,184)	55,695	(225,472)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	71,924	(69,101)	(5,818,310)	21,448	(5,794,039)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	563,196	339,023	6,101,990	(21,448)	6,982,761

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$635,120	$269,922	$283,680	$—	$1,188,722

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:

Parent contributed $831.6 million to non-guarantor subsidiaries through forgiveness of borrowings from parent.

RESIDENTIAL CAPITAL, LLC

NOTES TO THE CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$230,235	$2,850,399	$2,888,313	$(136,409)	$5,832,538
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in lending receivables	—	485	(3,956)	—	(3,471)
Originations and purchases of mortgage loans held for investment	—	(1,064,460)	(2,732,997)	824,085	(2,973,372)
Proceeds from sales and repayments of mortgage loans held for investment	—	1,101,784	3,247,211	(830,278)	3,518,717
Sales of mortgage servicing rights	—	155,861	18,251	—	174,112
Purchases of and advances to investments in real estate and other	—	(2,484)	(13,218)	—	(15,702)
Proceeds from sales of and returns of investments in real estate and other	—	896	255,979	—	256,875
Proceeds from sales of repossessed, foreclosed and owned real estate	—	483,057	416,391	—	899,448
Net (increase) decrease in affiliate lending	(266,771)	—	—	266,771	—
Payment of capital contributions	—	(29,705)	—	29,705	—
Other, net	21,210	(289,428)	(82,975)	—	(351,193)

Net cash (used in) provided by investing activities	(245,561)	356,006	1,104,686	290,283	1,505,414
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in borrowings from parent	2,750,000	(1,394,096)	3,610,867	(266,771)	4,700,000
Net increase in borrowings from affiliates	750,000	—	221,677	—	971,677
Net decrease in other short-term borrowings	—	(1,882,230)	(7,172,366)	(1,299)	(9,055,895)
Repayments of collateralized borrowings in securitization trusts	—	—	(1,750,886)	—	(1,750,886)
Proceeds from secured aggregation facilities, long-term	—	—	160,000	—	160,000
Repayments of secured aggregation facilities, long-term	—	—	(465,114)	—	(465,114)
Proceeds from other long-term borrowings	—	—	2,405,000	—	2,405,000
Repayments of other long-term borrowings	(1,846,190)	—	(2,299,457)	—	(4,145,647)
Payments of debt issuance costs	(17,132)	—	(20,210)	—	(37,342)
Proceeds from capital contributions	—	—	43,969	(29,705)	14,264
Extinguishment of long-term borrowings	(2,060,829)	—	—	—	(2,060,829)
Increase in deposit liabilities	—	—	4,078,297	110,122	4,188,419

Net cash used in financing activities	(424,151)	(3,276,326)	(1,188,223)	(187,653)	(5,076,353)
Effect of foreign exchange rates on cash and cash equivalents	51,838	—	(195,398)	43,901	(99,659)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(387,639)	(69,921)	2,609,378	10,122	2,161,940
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,894,921	210,624	2,342,853	(32,485)	4,415,913

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,507,282	$140,703	$4,952,231	$(22,363)	$6,577,853

SUPPLEMENTAL DISCLOSURES FOR NON-CASH TRANSACTIONS:

Parent contributed $2.4 billion to guarantor subsidiaries through forgiveness of borrowings from parent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Residential Capital, LLC

(Registrant)

/S/ JAMES N. YOUNG
James N. Young
Chief Financial Officer

/S/ CATHERINE M. DONDZILA
Catherine M. Dondzila
Chief Accounting Officer and Controller

INDEX OF EXHIBITS

Exhibit No.	Description

10.1*	First Amendment to ISDA Master Agreement among GMAC Bank and GMAC Mortgage, LLC dated April 6, 2009.

10.2*	Amendment to Schedules to Master ISDA Agreement between GMAC Bank and GMAC Mortgage, LLC dated May 1, 2009.

10.3*	Transition Services Agreement among Residential Funding Company, LLC and GMAC LLC dated May 1, 2009.

10.4*	Expense Sharing Agreement among Residential Capital, LLC and Residential Funding Securities, LLC dated May 1, 2009.

10.5*	Limited Expense Sharing Agreement among Residential Capital, LLC and RFSC International Limited dated May 1, 2009.

10.6*	Sixth Amendment to Loan Agreement among Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, as Borrowers, Residential Funding Company, LLC, GMAC Mortgage, LLC and Residential Capital, LLC, as Guarantors, and GMAC LLC as Initial Lender and Lender Agent, dated May 19, 2009.

10.7*	Second Amendment Agreement to Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, as Grantors, and GMAC LLC as Lender Agent dated May 19, 2009.

10.8*	Custodial Agreement among Residential Funding Company, LLC and GMAC Mortgage, LLC, as Sellers, GMAC LLC, as Financing Party, and Ally Bank as Custodian dated May 19, 2009.

10.9*	Custodial Agreement among Residential Funding Company, LLC and GMAC Mortgage, LLC, as Sellers, GMAC LLC, as Financing Party, and Wells Fargo Bank, National Association as Custodian dated May 19, 2009.

10.10*	First Amendment Agreement to Omnibus Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, Residential Capital, LLC, Residential Funding Company, LLC and GMAC Mortgage, LLC, as Grantors, GMAC Investment Management LLC, as Secured Party, and GMAC LLC, as Omnibus Agent, Lender Agent under Loan Agreement, Lender under the MSR Loan Agreement and as a Secured Party, dated May 19, 2009.

10.11*	Waiver and Seventh Amendment to Loan Agreement among Residential Funding Company, LLC and GMAC Mortgage, LLC, as Borrowers, Residential Capital, LLC and certain other affiliates of the Borrowers, as Guarantors and Obligors, and GMAC LLC, as Initial Lender and Lender Agent, dated May 27, 2009.

10.12*	Waiver and Seventh Amendment to Loan Agreement among Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, as Borrowers, Residential Funding Company, LLC, GMAC Mortgage, LLC and Residential Capital, LLC, as Guarantors, and GMAC LLC as Initial Lender and Lender Agent, dated May 27, 2009.

10.13*	Waiver and Amendment to Guarantee of Residential Capital, LLC in favor of GMAC LLC dated May 27, 2009.

10.14*	Eighth Amendment Agreement to Loan Agreement among Residential Funding Company, LLC and GMAC Mortgage, LLC, as Borrowers, Residential Capital, LLC and certain other affiliates of the Borrowers, as Guarantors and Obligors, and GMAC LLC, as Initial Lender and Lender Agent, dated May 29, 2009.

Exhibit No.	Description

10.15*	Credit Agreement among Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, as Borrowers, Residential Funding Company, LLC, GMAC Mortgage, LLC and Residential Capital, LLC, as Guarantors, and GMAC LLC as Initial Lender and as Credit Agent and Omnibus Agent, dated June 1, 2009.

10.16*	Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, Residential Capital, LLC, Residential Funding Company, LLC and GMAC Mortgage, LLC, as Grantors, and GMAC LLC as Secured Party, dated June 1, 2009.

10.17*	Eighth Amendment to Loan Agreement among Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, as Borrowers, Residential Funding Company, LLC, GMAC Mortgage, LLC and Residential Capital, LLC, as Guarantors, and GMAC LLC as Initial Lender and Lender Agent, dated June 1, 2009.

10.18*	Third Amendment Agreement to Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, as Grantors, and GMAC LLC as Lender Agent dated June 1, 2009.

10.19*	Second Amendment Agreement to Omnibus Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, Residential Capital, LLC, Residential Funding Company, LLC and GMAC Mortgage, LLC, as Grantors, GMAC Investment Management LLC, as Secured Party, and GMAC LLC, as Omnibus Agent, Lender Agent under Loan Agreement, Lender under the MSR Loan Agreement and as a Secured Party, dated June 1, 2009.

10.20*	First Amendment to the Guarantee and Master Netting Agreement among GMAC LLC, GMAC Investment Management LLC, GMAC Mortgage, LLC, Residential Funding Company, LLC, Residential Capital, LLC, Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, dated June 1, 2009.

10.21*	Amendment to ISDA Master Agreement between Residential Capital, LLC and GMAC Investment Management LLC, dated June 1, 2009.

10.22*	Amendment to ISDA Master Agreement between Residential Funding Company, LLC and GMAC Investment Management LLC, dated June 1, 2009.

10.23*	Amendment to ISDA Master Agreement between GMAC Mortgage, LLC and GMAC Investment Management LLC, dated June 1, 2009.

10.24*	Amendment to Master Securities Forward Transaction Agreement between GMAC Mortgage, LLC and GMAC Investment Management LLC, dated June 1, 2009.

10.25*	Amendment No. 9 to the Loan and Security Agreement among Residential Funding Company, LLC and GMAC Mortgage, LLC, as Borrowers, Residential Capital, LLC, as Guarantor, and GMAC LLC, as Lender, dated June 1, 2009.

10.26*	First Amendment Agreement to Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, Residential Capital, LLC, Residential Funding Company, LLC and GMAC Mortgage, LLC, as Grantors, and GMAC LLC as Secured Party, dated June 5, 2009.

10.27*	Fourth Amendment Agreement to Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, as Grantors, and GMAC LLC as Lender Agent dated June 5, 2009.

10.28*	Third Amendment Agreement to Omnibus Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, Residential Capital, LLC, Residential Funding Company, LLC and GMAC Mortgage, LLC, as Grantors, GMAC Investment Management LLC, as Secured Party, and GMAC LLC, as Omnibus Agent, Lender Agent under Loan Agreement, Lender under the MSR Loan Agreement and as a Secured Party, dated June 5, 2009.

Exhibit No.	Description

10.29*	First Amendment to Credit Agreement among Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, as Borrowers, Residential Funding Company, LLC, GMAC Mortgage, LLC and Residential Capital, LLC, as Guarantors, and GMAC LLC as Initial Lender and as Credit Agent and Omnibus Agent, dated June 12, 2009.

10.30*	Ninth Amendment to Loan Agreement among Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, as Borrowers, Residential Funding Company, LLC, GMAC Mortgage, LLC and Residential Capital, LLC, as Guarantors, and GMAC LLC as Initial Lender and Lender Agent, dated June 12, 2009.

10.31*	Amendment No. 10 to the Loan and Security Agreement among Residential Funding Company, LLC and GMAC Mortgage, LLC, as Borrowers, Residential Capital, LLC, as Guarantor, and GMAC LLC, as Lender, dated June 12, 2009.

10.32*	Ninth Amendment Agreement to Loan Agreement among Residential Funding Company, LLC and GMAC Mortgage, LLC, as Borrowers, Residential Capital, LLC and certain other affiliates of the Borrowers, as Guarantors and Obligors, and GMAC LLC, as Initial Lender and Lender Agent, dated June 30, 2009.

10.33*	Second Amendment to Credit Agreement among Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, as Borrowers, Residential Funding Company, LLC, GMAC Mortgage, LLC and Residential Capital, LLC, as Guarantors, and GMAC LLC as Initial Lender and as Credit Agent and Omnibus Agent, dated June 30, 2009.

10.34*	Second Amendment Agreement to Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, Residential Capital, LLC, Residential Funding Company, LLC and GMAC Mortgage, LLC, as Grantors, and GMAC LLC as Secured Party, dated June 30, 2009.

10.35*	Tenth Amendment to Loan Agreement among Passive Asset Transactions, LLC and RFC Asset Holdings II, LLC, as Borrowers, Residential Funding Company, LLC, GMAC Mortgage, LLC and Residential Capital, LLC, as Guarantors, and GMAC LLC as Initial Lender and Lender Agent, dated June 30, 2009.

10.36*	Fifth Amendment Agreement to Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, as Grantors, and GMAC LLC as Lender Agent dated June 30, 2009.

10.37*	Fourth Amendment Agreement to Omnibus Pledge and Security Agreement and Irrevocable Proxy among RFC Asset Holdings II, LLC, Passive Asset Transactions, LLC, Residential Capital, LLC, Residential Funding Company, LLC and GMAC Mortgage, LLC, as Grantors, GMAC Investment Management LLC, as Secured Party, and GMAC LLC, as Omnibus Agent, Lender Agent under Loan Agreement, Lender under the MSR Loan Agreement and as a Secured Party, dated June 30, 2009.

10.38*	Amendment No. 11 to the Loan and Security Agreement among Residential Funding Company, LLC and GMAC Mortgage, LLC, as Borrowers, Residential Capital, LLC, as Guarantor, and GMAC LLC, as Lender, dated June 30, 2009.

12.1*	Computation of ratio of earnings to fixed charges

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

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